Form 10-Q
period 2015-03-31
ETSY INC
filed 2015-05-22
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-36911
_________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	20-4898921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Washington Street, Suite 512, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip code)

(718) 855-7955
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 21, 2015 was 111,784,588.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Prospectus Summary-Glossary, which we incorporate by reference, in the prospectus filed with the U.S. Securities and Exchange Commission on April 16, 2015 for the definitions of the following terms used in this Quarterly Report: “community,” “ecosystem,” “member,” “platform” and “visit."

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect and are contained principally in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements include information related to our possible or assumed future results of operations and expenses, our mission, business strategies and plans, business environment and future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors.” Given these uncertainties, you should read this report in its entirety and not place undue reliance on any forward-looking statements in this report.

Forward-looking statements represent our beliefs and assumptions only as of the date of this report. We disclaim any obligation to update these forward-looking statements.

PART I - FINANCIAL INFORMATION
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of March 31, 2015	Pro Forma as of March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,659	$70,739	$70,739
Short-term investments	19,184	21,533	21,533
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $2,306 as of December 31, 2014 and March 31, 2015, respectively	15,404	14,513	14,513
Prepaid and other current assets	12,241	10,789	10,789
Deferred tax assets—current	2,932	2,932	2,932
Deferred tax charge—current	—	9,687	9,687
Funds receivable and seller accounts	10,573	12,095	12,095
Total current assets	129,993	142,288	142,288
Restricted cash	5,341	5,341	5,341
Property and equipment, net	75,538	78,438	78,438
Goodwill	30,831	28,225	28,225
Intangible assets, net	5,410	4,524	4,524
Deferred tax charge—net of current portion	—	70,422	70,422
Other assets	2,022	2,124	2,124
Total assets	$249,135	$331,362	$331,362
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,231	$7,058	$7,058
Accrued expenses and other current liabilities	17,442	21,893	21,893
Capital lease obligations—current	1,755	2,181	2,181
Funds payable and amounts due to sellers	10,573	12,095	12,095
Deferred revenue	3,452	3,639	3,639
Total current liabilities	41,453	46,866	46,866
Capital lease obligations—net of current portion	3,148	3,542	3,542
Warrant liability	1,920	1,915	—
Deferred tax liabilities	3,081	70,849	70,849
Facility financing obligation	50,320	51,507	51,507
Other liabilities	1,913	21,569	21,569
Total liabilities	101,835	196,248	194,333

Etsy, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of March 31, 2015	Pro Forma as of March 31, 2015
Commitments and contingencies
Convertible preferred stock (25,000,000 shares authorized pro forma):
Series A and A-1 convertible preferred stock ($0.001 par value, 2,363,786 shares authorized; 2,363,786 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $808 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	808	808	—
Series B convertible preferred stock ($0.001 par value, 1,128,431 shares authorized; 1,128,425 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $903 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	865	865	—
Series C convertible preferred stock ($0.001 par value, 1,234,084 shares authorized; 1,222,282 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $3,263 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	3,361	3,361	—
Series D and D-1 convertible preferred stock ($0.001 par value, 4,240,120 shares authorized; 4,215,610 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $27,949 aggregate liquidation preference as of December 31, 2014 and March 2015)	27,870	27,870	—
Series E convertible preferred stock ($0.001 par value, 401,450 shares authorized; 396,727 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $6,300 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	6,201	6,201	—
Series 1 convertible preferred stock ($0.001 par value, 203,399 shares authorized; 203,399 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $1,312 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	1,322	1,322	—
Series F convertible preferred stock ($0.001 par value, 11,594,203 shares authorized; 11,594,203 shares issued and outstanding as of December 31, 2014 and March 31, 2015 and no shares issued and outstanding pro forma; $40,000 aggregate liquidation preference as of December 31, 2014 and March 31, 2015)	39,785	39,785	—
Total convertible preferred stock	80,212	80,212	—
Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized as of December 31, 2014 and March 31, 2015 and 1,400,000,000 shares authorized pro forma March 31, 2015; 44,180,939, 44,834,221 and 98,282,464 shares issued and outstanding as of December 31, 2014, March 31, 2015 and pro forma March 31, 2015, respectively)	44	45	98
Additional paid-in capital	103,355	112,694	194,768
Accumulated deficit	(32,377)	(68,963)	(68,963)
Accumulated other comprehensive (loss) income	(3,934)	11,126	11,126
Total stockholders’ equity	67,088	54,902	137,029
Total liabilities, convertible preferred stock and stockholders’ equity	$249,135	$331,362	$331,362

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2014	2015
Revenue	$40,536	$58,543
Cost of revenue	15,394	20,709
Gross profit	25,142	37,834
Operating expenses:
Marketing	7,468	12,210
Product development	8,042	10,009
General and administrative	9,213	20,457
Total operating expenses	24,723	42,676
Income (loss) from operations	419	(4,842)
Other (expense) income:
Interest expense and amortization of deferred financing costs	(57)	(193)
Interest and dividend income	4	15
Net unrealized (loss) gain on warrant and other liabilities	(616)	12
Foreign exchange loss	—	(20,853)
Total other expense	(669)	(21,019)
Loss before income taxes	(250)	(25,861)
Provision for income taxes	(213)	(10,725)
Net loss	$(463)	$(36,586)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.84)
Weighted average common shares outstanding:
Basic and diluted	34,512,839	43,703,508
Pro forma net loss per share attributable to common stockholders:
Basic and diluted		$(0.38)
Pro forma weighted average common shares outstanding:
Basic and diluted		97,151,751

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2015
Net loss	$(463)	$(36,586)
Other comprehensive (loss) income:
Cumulative translation adjustment	(22)	15,056
Unrealized (losses) gains on marketable securities, net of tax	(3)	4
Other comprehensive (loss) income	(25)	15,060
Comprehensive loss	$(488)	$(21,526)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(In thousands except share and per share data)

	Series A and A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D and D-1 Convertible Preferred Stock		Series E Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Addi- tional Paid- in Capital	Accum- ulated Deficit	Accu- mulated Other Compre- hensive(Loss) Income	Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785	44,180,939	$44	$103,355	$(32,377)	$(3,934)	$67,088
Stock options expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,196	—	—	2,196
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	465,047	1	1,187	—	—	1,188
Contribution to Etsy.org	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188,235	—	3,200	—	—	3,200
Stock expense-acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	284	—	—	284
Excess tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,472	—	—	2,472
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,060	15,060
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,586)	—	(36,586)
Balance as of March 31, 2015	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785	44,834,221	$45	$112,694	$(68,963)	$11,126	$54,902

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities
Net loss	$(463)	$(36,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,176	2,133
Stock-based compensation expense-acquisitions	—	1,841
Contribution of stock to Etsy.org	—	3,200
Depreciation and amortization expense	3,895	4,341
Bad debt expense	338	767
Foreign exchange loss	—	20,853
Amortization of debt issuance costs	—	31
Net unrealized loss (gain) on warrant and other liabilities	616	(12)
Loss on disposal of assets	71	332
Deferred income taxes	108	67,768
Excess tax benefit from exercise of stock options	—	(2,472)
Changes in operating assets and liabilities:
Accounts receivable	(14)	46
Funds receivable and seller accounts	(1,335)	(1,911)
Prepaid expenses and other current assets	(2,353)	3,100
Deferred tax charges	—	(80,109)
Other assets	(46)	182
Accounts payable	(805)	(419)
Accrued liabilities	3,481	3,969
Funds payable and amounts due to sellers	1,275	1,912
Deferred revenue	240	216
Other liabilities	—	19,713
Net cash provided by operating activities	6,184	8,895
Cash flows from investing activities
Purchases of property and equipment	(571)	(1,852)
Development of internal-use software	(2,235)	(2,428)
Purchase of U.S. Government and agency bills	(9,262)	(5,400)
Sale of marketable securities	8,066	3,055
Net cash used in investing activities	(4,002)	(6,625)
Cash flows from financing activities
Proceeds from exercise of stock options	5,758	1,188
Excess tax benefit from the exercise of stock options	—	2,472
Payments on capitalized lease obligations	(323)	(503)
Deferred payments on acquisition of business	(75)	—
Payments relating to public offering	—	(1,482)
Net cash provided by financing activities	5,360	1,675
Effect of exchange rate changes on cash	117	(2,865)
Net increase in cash and cash equivalents	7,659	1,080
Cash and cash equivalents at beginning of period	36,795	69,659
Cash and cash equivalents at end of period	$44,454	$70,739

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2015
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$752	$1,324
Stock-based compensation capitalized in development of capitalized software	$53	$63
Non-cash additions to development of internal-use software and property and equipment	$30	$576
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$—	$1,674
Non-cash addition to capitalized public offering costs	$—	$1,977
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy operates a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. The Company generates revenue primarily from transaction and listing fees, Promoted Listings, Direct Checkout fees, and Shipping Label sales.
Initial Public Offering
The Company completed an initial public offering (the "IPO") of its common stock on April 21, 2015. See Note 9—Subsequent Events for additional details.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2015, and the related consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2014 and 2015, and the consolidated statement of changes in convertible preferred stock and stockholders’ equity for the three months ended March 31, 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2015 and results of operations and cash flows for the three months ended March 31, 2014 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three-month periods are unaudited.
There have been no material changes in the Company's significant accounting policies from those that were disclosed in the prospectus filed with the SEC on April 16, 2015.
Unaudited Pro Forma Financial Information
Upon the consummation of the IPO, all of the outstanding shares of convertible preferred stock converted into shares of common stock. The March 31, 2015 unaudited pro forma consolidated balance sheet data has been prepared to reflect the conversion of the outstanding convertible preferred stock into 53,448,243 shares of common stock.
Reverse Stock Split
The Company effected a 1-for-2 reverse split of its common stock on March 25, 2015. The reverse split combined each two shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion prices of its convertible preferred stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded down to the nearest whole share. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require

Etsy, Inc.
Notes to Consolidated Financial Statements

management’s most difficult and subjective judgments include revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets and stock-based compensation. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Income Taxes
The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate changes.

The Company's quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized, and changes in the laws, regulations, and administrative practices of the jurisdictions in which the Company operates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have an impact on the Company’s financial statements or disclosures.
In April 2015, the FASB issued an accounting standard under which customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
Note 2—Debt
Credit Agreement
In May 2014, the Company entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders (the “Credit Agreement”). The Credit Agreement will mature in May 2019. The Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million.
Borrowings under the Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.25% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.25%. Swingline loans under the Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the total leverage ratio for the preceding four fiscal quarter period. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $50.0 million (and in minimum amounts of $10.0 million) at the same maturity, pricing and other terms.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Credit Agreement contains customary representations and warranties applicable to the Company and its subsidiaries and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries. The negative covenants include restrictions on, among other things, indebtedness, liens, investments, mergers, dispositions, transactions with affiliates and dividends and other distributions. These restrictions do not prohibit a subsidiary of the Company from making pro rata payments to the Company or any other person that owns an equity interest in such subsidiary. The Credit Agreement contains a financial covenant that requires the Company and its subsidiaries to maintain a total leverage ratio (defined as net debt to adjusted EBITDA) not to exceed 3.50 to 1.00.
The Credit Agreement includes customary events of default, including a change in control and a cross-default on the Company’s material indebtedness. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company and its subsidiaries’ assets, and its obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.
In March 2015, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the senior secured revolving credit facility to $50.0 million. The Amended Credit Agreement contains the same pricing covenants and other material terms as the Credit Agreement. At March 31, 2015, the Company did not have any borrowings under the Credit Agreement.
Note 3—Stock-based Compensation
The Company's 2015 Equity Incentive Plan (the "2015 Plan") was adopted by its board of directors and approved by stockholders in March 2015. The 2015 Plan became effective immediately upon adoption although no awards were made under it until the effective date of the IPO. The 2015 Plan replaced the 2006 Stock Plan described below, and no further grants will be made under the 2006 Stock Plan as of the effective date of the IPO.
Under the 2006 Stock Plan, incentive and nonqualified stock options or rights to purchase common stock were granted to eligible participants. Options were generally granted for a term of 10 years. Options granted under the 2006 Stock Plan generally vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent on continued employment with the Company on each vesting date. At March 31, 2015, 24,252,967 shares were authorized under the 2006 Stock Plan, and 632,509 shares were available for future grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Before it completed its IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The requisite service period is generally four years from the date of grant.
The Company granted 1,018,745 shares in the three months ended March 31, 2015 at a weighted-average grant date fair value of $7.19.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Three Months Ended March 31,
	2014	2015
Volatility	48.0% - 49.0%	40.4% - 42.7%
Risk-free interest rate	1.7% - 1.9%	1.3% - 1.3%
Expected term (in years)	5.46 - 6.08	5.58 - 6.08
Dividend rate	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$95	$408
Marketing	30	103
Product development	291	544
General and administrative	760	2,919
	$1,176	$3,974

The total stock-based compensation expense in the three months ended March 31, 2015 includes $1.8 million in acquisition-related stock-based compensation expense.
Note 4—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changes how the Company uses its intellectual property and implements certain intercompany arrangements, which the Company believes may result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $67.8 million on the taxable gain created in the transaction. A deferred charge was recorded for the same amount representing the future income tax which will be amortized into income tax expense over five years. During the three months ended March 31, 2015, $6.1 million was recorded to income tax expense.

The amount of unrecognized tax benefits, included within “Other liabilities” on the consolidated balance sheets, increased $20.4 million in the three months ended March 31, 2015, from $0.4 million at December 31, 2014 to $20.8 million at March 31, 2015. The increase was primarily in connection with the implementation of the updated global corporate structure. During the three months ended March 31, 2015, $1.8 million was recorded to income tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.4 million at March 31, 2015. A deferred charge of $20.2 million was recorded representing the future income tax which will be amortized into income tax expense over five years. In addition, the Company is subject to examination in various jurisdictions related to income tax matters. The resolution of these matters, giving recognition to the recorded reserve, could have an adverse impact on the Company’s business.
Note 5—Fair Value Measurements
The Company has characterized its investments in marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. Investments recorded in the accompanying consolidated balance sheet are categorized based on the inputs to valuation techniques as follows:
Level 1—These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.
Level 2—These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
Level 3—These are liabilities where values are derived from techniques in which one or more significant inputs are unobservable.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$20,288	$—	$—	$20,288
U.S. Government bills	2,426	—	—	2,426
	22,714	—	—	22,714
Short-term investments:
U.S. Government and agency bills	19,184	—	—	19,184
	$41,898	$—	$—	$41,898
Liability
Put option classified as liability	$—	$—	$16	$16
Acquisition–related contingent consideration classified as liability	—	—	3,374	3,374
Warrants classified as liability	—	—	1,920	1,920
	$—	$—	$5,310	$5,310

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$20,289	$—	$—	$20,289
U.S. Government bills	86	—	—	86
	20,375	—	—	20,375
Short-term investments:
U.S. Government and agency bills	21,533	—	—	21,533
	$41,908	$—	$—	$41,908
Liability
Put option classified as liability	$—	$—	$10	$10
Acquisition–related contingent consideration classified as liability	—	—	4,931	4,931
Warrants classified as liability	—	—	1,915	1,915
	$—	$—	$6,856	$6,856
Level 1 instruments include money market funds and Corporate Certificates of Deposit and AAA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.

Etsy, Inc.
Notes to Consolidated Financial Statements

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31,
2015
Balance at beginning of period	$5,310
Acquired	—
Changes to liability-classified stock awards	1,557
Settled	—
Net decrease in fair value	(11)
Balance at end of period	$6,856
Note 6—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2015
Net loss	$(463)	$(36,586)
Basic and diluted shares:
Weighted-average common shares outstanding	34,512,839	43,703,508
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.01)	$(0.84)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2014	2015
Stock options	11,832,375	12,009,423
Warrants	203,030	203,030
Convertible preferred stock	53,448,243	53,448,243
Total anti-dilutive securities	65,483,648	65,660,696

Etsy, Inc.
Notes to Consolidated Financial Statements

Unaudited Pro Forma Net Loss Per Share
The following table sets forth the computation of the Company’s unaudited pro forma basic and diluted net loss per share of common stock (in thousands except share and per share data):

Three Months Ended March 31,
2015
Numerator:
Net loss for basic and diluted earnings per share	$(36,586)
Add: Net change in fair value of warrant liabilities	(5)
Net loss for pro forma basic and diluted earnings per share	$(36,591)
Denominator:
Weighted average common stock outstanding (basic)	43,703,508
Add: conversion of convertible preferred stock	53,448,243
Total weighted average shares outstanding used in basic pro forma net loss per share	97,151,751
Dilutive effect of stock options and warrants	—
Total weighted average shares outstanding used in diluted pro forma net loss per share	97,151,751
Pro forma basic and diluted net loss per share	$(0.38)
The following potential common shares were excluded from the calculation of diluted pro forma net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

Three Months Ended March 31,
2015
Stock options	12,009,423
Warrants	203,030
Total anti-dilutive	12,212,453
Note 7—Segment and Geographic Information
Revenue by country is based on the current billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2015
United States	$32,797	$45,752
International	7,739	12,791
Revenue	$40,536	$58,543
No individual international country’s revenue exceeds 5% of total revenue.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Contingencies
Tax Contingencies
The Company had a reserve of $3.5 million and $3.8 million at December 31, 2014 and March 31, 2015, respectively, for certain non-income tax obligations, representing management’s best estimate of its liability. In addition, the Company could be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on the Company’s business.
Legal Proceedings

On May 13, 2015, a purported securities class action complaint (Altayyar v. Etsy, Inc., et al., Docket No. 1:15-cv-02785) was filed in the United States District Court for the Eastern District of New York against the Company and certain officers. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company's common stock from April 16, 2015 through and including May 10, 2015. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement and actions taken by third-party brands against Etsy sellers for trademark or copyright infringement. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The Company and the named officers intend to defend themselves vigorously against this action. The Company anticipates that related suits could also be filed and, if so, would be consolidated into a single class action against the Company. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of March 31, 2015, the Company does not believe that there are any material litigation exposures relating to these other claims.
Note 9—Subsequent Events
On April 21, 2015, the Company closed its IPO in which the Company issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $194.2 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.2 million. These expenses were recorded against the proceeds received from the IPO.
Certain selling stockholders sold an additional 5,833,332 shares of common stock in the IPO. The Company did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into 53,448,243 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report and with the audited consolidated financial statements included in our prospectus filed with the Securities and Exchange Commission on April 16, 2015, or the Prospectus.
Overview
We operate a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. Handmade goods are the foundation of our marketplace. Whether crafted by an Etsy seller herself, with the assistance of her team or with an outside manufacturer in small batches, handmade goods spring from the imagination and creativity of an Etsy seller and embody authorship, responsibility and transparency. We believe we are creating a new economy, which we call the Etsy Economy, where creative entrepreneurs find meaningful work and both global and local markets for their goods, and where thoughtful consumers discover and buy unique goods and build relationships with the people who sell them.
We operate a platform for third-party sellers. Our business model is based on shared success: we make money when Etsy sellers make money. We do not compete with Etsy sellers, hold inventory or sell goods. Our revenue is diversified, generated from a mix of marketplace activities and the services we provide Etsy sellers to help them create and grow their businesses. Marketplace revenue includes the fee an Etsy seller pays for each completed transaction and the listing fee an Etsy seller pays for each item she lists. Seller Services revenue includes fees an Etsy seller pays for services such as prominent placement in search results via Promoted Listings, payment processing via Direct Checkout and purchases of shipping labels through our platform via Shipping Labels. Other revenue includes the fees we receive from a third-party payment processor.
We completed our initial public offering (the "IPO") of our common stock on April 21, 2015.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. In addition to revenue, net (loss) income and other results under GAAP, the key operating and financial metrics we use are:

	Three Months Ended March 31,
	2014	2015

	(in thousands, except percentages)
GMS	$414,833	$531,915
Adjusted EBITDA	$6,103	$6,673
Active sellers	1,135	1,428
Active buyers	15,260	20,837
Percent mobile visits	50.2%	57.7%
Percent mobile GMS	35.2%	41.4%
Percent international GMS	30.6%	30.5%
GMS
Gross merchandise sales, or GMS, is the dollar value of items sold in our marketplace within the applicable period, excluding shipping fees and net of refunds associated with cancelled transactions. GMS does not represent revenue earned by us. GMS relates only to Marketplace activity and does not reflect Seller Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, the health of our ecosystem and the scale and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income before interest expense, net, (benefit) provision for income taxes and depreciation and amortization, adjusted to eliminate stock-based compensation expense, net unrealized loss (gain) on warrant and other liabilities, foreign exchange loss, acquisition-related expenses and our contributions to Etsy.org. We have included

Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans and assess the health of our ecosystem. As our Adjusted EBITDA increases, we are able to invest more resources in our community. We also believe that Adjusted EBITDA provides a useful measure for period-to-period comparisons of our business as it removes the impact of non-cash items and certain variable charges. See “Non-GAAP Financial Measures” for information regarding the limitations of using Adjusted EBITDA as a financial measure and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Direct Checkout, Promoted Listings, Shipping Labels and Wholesale enrollment. An Etsy seller is a member who has created an account and has listed an item in our marketplace. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
Active Buyers
An active buyer is an Etsy buyer who has made at least one purchase in the last 12 months. An Etsy buyer is a member who has created an account in our marketplace. An Etsy buyer is identified by a unique e-mail address; a single person can have multiple Etsy buyer accounts. We succeed when Etsy buyers order items from Etsy sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platform, awareness of our brand, the engagement and loyalty of Etsy buyers and the health of our ecosystem.
Mobile Visits
A mobile visit is a visit that occurs on a mobile device, such as a tablet or a smartphone. Etsy sellers are increasingly using mobile devices to manage their listings and track their business performance on our platform. In addition, Etsy buyers increasingly use mobile devices to search, browse and purchase items on our platform. We began tracking mobile visits in 2013. We view percent mobile visits as a key indicator of the level of engagement of our members on our mobile website and mobile apps and of our ability to sustain GMS and revenue.
Mobile GMS
Mobile GMS is GMS that occurs on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes orders initiated on mobile devices but ultimately completed on a desktop. We began tracking mobile GMS in 2013. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
International GMS
International GMS is GMS from transactions where either the billing address for the Etsy seller or the shipping address for the Etsy buyer at the time of sale is outside of the United States. We believe that international GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Components of Our Results of Operations” in the Prospectus, which we incorporate by reference.

	Three Months Ended March 31,
	2014	2015

	(in thousands)
Revenue:
Marketplace	$23,727	$30,151
Seller Services	15,833	27,279
Other	976	1,113
Total revenue	40,536	58,543
Cost of revenue	15,394	20,709
Gross profit	25,142	37,834
Operating expenses:
Marketing	7,468	12,210
Product development	8,042	10,009
General and administrative	9,213	20,457
Total operating expenses	24,723	42,676
Income (loss) from operations	419	(4,842)
Other expense, net	(669)	(21,019)
Loss before income taxes	(250)	(25,861)
Provision for income taxes	(213)	(10,725)
Net loss	$(463)	$(36,586)

	Three Months Ended March 31,
	2014	2015
Revenue:
Marketplace	58.5%	51.5%
Seller Services	39.1	46.6
Other	2.4	1.9
Total revenue	100.0	100.0
Cost of revenue	38.0	35.4
Gross profit	62.0	64.6
Operating expenses:
Marketing	18.4	20.9
Product development	19.8	17.1
General and administrative	22.7	34.9
Total operating expenses	61.0	72.9
Income (loss) from operations	1.0	(8.3)
Other expense, net	(1.7)	(35.9)
Loss income before income taxes	(0.6)	(44.2)
Provision for income taxes	(0.5)	(18.3)
Net loss	(1.1)	(62.5)

Comparison of Three Months Ended March 31, 2014 and 2015
Revenue

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$23,727	$30,151	$6,424	27.1%
Percentage of total revenue	58.5%	51.5%
Seller Services	$15,833	$27,279	$11,446	72.3%
Percentage of total revenue	39.1%	46.6%
Other	$976	$1,113	$137	14.0%
Percentage of total revenue	2.4%	1.9%
Total revenue	$40,536	$58,543	$18,007	44.4%
Revenue increased $18.0 million, or 44.4%, to $58.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, of which 51.5% consisted of Marketplace revenue and 46.6% consisted of Seller Services revenue.
Marketplace revenue increased $6.4 million, or 27.1%, to $30.2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This growth corresponded with a 28.2% increase in GMS to a total of $531.9 million for the three months ended March 31, 2015. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listings from new and existing Etsy sellers with a corresponding growth in listing fees revenue. Active sellers increased 25.8% to 1.4 million and active buyers increased 36.5% to 20.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
For the three months ended March 31, 2015, international GMS as a percentage of total GMS remained flat compared to the three months ended March 31, 2014. In the three months ended March 31, 2015, 8.8% of GMS was from items listed in currencies other than U.S. dollars. GMS from those transactions was impacted by year-over-year changes in currency exchange rates and decreased total GMS growth by approximately 1.7 percentage points. In addition, we believe weaker local currencies in key international markets led to lower demand for U.S. dollar-denominated goods, which impacted GMS growth and percent international GMS. We believe that if foreign exchange rates continue at current levels, buyer behavior will likely be impacted in the second quarter. We remain focused on increasing the international contribution to overall GMS and believe it can grow, over time, to represent 50%.
During the three months ended March 31, 2015, mobile GMS increased as a percentage of total GMS to 41.4%, up from 35.2% for the three months ended March 31, 2014 as a result of improvements in our mobile app offerings for Etsy buyers.
Seller Services revenue increased $11.4 million, or 72.3%, to $27.3 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The increase in Direct Checkout services reflects an increase in the number of Etsy sellers using the service. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product.
Other revenue increased $0.1 million, or 14.0%, to $1.1 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cost of Revenue

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Cost of revenue	$15,394	$20,709	$5,315	34.5%
Percentage of total revenue	38.0%	35.4%

Cost of revenue increased $5.3 million, or 34.5%, to $20.7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of an increase in the cost of supporting Direct Checkout revenue due to the growth of international Direct Checkout as well as growth in the U.S. Direct Checkout revenue. To a lesser extent, the increase was due to an increase in employee-related costs in our member support and technical operations teams and an increase in depreciation and amortization for ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in employee-related and hosting and bandwidth costs as compared to higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 717 total employees on March 31, 2015, compared with 685 on December 31, 2014. We expect to increase the pace of hiring in the second quarter of 2015 compared with both the three months ended March 31, 2015 and June 30, 2014.
Marketing

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Marketing	$7,468	$12,210	$4,742	63.5%
Percentage of total revenue	18.4%	20.9%
Marketing expenses increased $4.7 million, or 63.5%, to $12.2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of an increase in spending on product listing ads and employee-related expenses in our marketing team, which includes our public relations and communications teams. We expect increased spending on marketing in absolute dollars in the three months ended June 30, 2015 as compared to the three months ended March 31, 2015. Results for the three months ended June 30, 2015 will also include approximately $300,000 in IPO-related marketing expenses not deductible from IPO proceeds.
Product development

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Product development	$8,042	$10,009	$1,967	24.5%
Percentage of total revenue	19.8%	17.1%
Product development expenses increased $2.0 million, or 24.5%, to $10.0 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of an increase in employee-related expenses in our product and engineering teams.
General and administrative

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
General and administrative	$9,213	$20,457	$11,244	122.0%
Percentage of total revenue	22.7%	34.9%
General and administrative expenses increased $11.2 million, or 122.0%, to $20.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by an increase in employee-related expenses, in particular incentive compensation expense related to our second quarter 2014 acquisition of ALM, the $3.2 million expense related to the contribution of shares of our common stock to Etsy.org and, to a lesser extent, by increased legal and accounting fees. Results for the three months ended June 30, 2015 will include a one-time expense of $300,000 for our cash contribution to Etsy.org as described in the Prospectus.
Other Expense, net

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Other expense, net	$(669)	$(21,019)	$(20,350)	NM
Percentage of total revenue	(1.7)%	(35.9)%
Other expense, net increased $20.4 million to $21.0 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of a non-cash currency exchange loss of $18.5 million largely due to intercompany debt incurred between Etsy, Inc. and Etsy Ireland in connection with our updated global corporate structure implemented on January 1, 2015. This intercompany debt is subject to continued future currency translation risk.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Provision for income taxes	$(213)	$(10,725)	$(10,512)	NM
Percentage of total revenue	(0.5)%	(18.3)%
Our income tax provision for the three months ended March 31, 2015 was $10.7 million. The primary driver of the income tax provision was the $7.9 million impact of our updated global corporate structure. The structure was implemented on January 1, 2015 to more closely align with our global operations and future expansion plans outside of the United States and resulted in (1) the setup of a $67.8 million deferred tax liability on the taxable gain created in the transaction and (2) a $20.2 million increase in the reserve for unrecognized tax benefits. During the three months ended March 31, 2015, $6.1 million and $1.8 million were recorded to income tax expense associated with the recognition of the gain and the unrecognized tax benefits. Additional drivers of the income tax provision include the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense and the change in the amount of our valuation allowance recorded against certain deferred tax assets.

Our income tax provision for the three months ended March 31, 2014 was $0.2 million. The primary drivers of the income tax provision are the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense and unrealized loss on its warrant liability.
Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net loss before interest expense, net, (benefit) provision for income taxes and depreciation and amortization, adjusted to eliminate stock-based compensation expense, net unrealized loss (gain) on warrant and other liabilities, foreign exchange loss, contributions to Etsy.org and acquisition-related expenses. Below is a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platform.

We believe that Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business as it removes the impact of certain non-cash items and certain variable charges. You should consider Adjusted EBITDA alongside other financial performance measures, including net (loss) income and our other GAAP results.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss;

•	Adjusted EBITDA does not reflect the impact of our contributions to Etsy.org; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2015

	(in thousands)
Net loss	$(463)	$(36,586)
Excluding:
Interest expense, net	53	178
Provision for income taxes	213	10,725
Depreciation and amortization	3,895	4,341
Stock-based compensation expense	1,176	2,133
Stock-based compensation expense—acquisitions	—	1,841
Net unrealized loss (gain) on warrant and other liabilities	616	(12)
Foreign exchange loss	—	20,853
Acquisition-related expenses	613	—
Contribution to Etsy.org	—	3,200
Adjusted EBITDA	$6,103	$6,673

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of March 31,
2015
(in thousands)
Cash and cash equivalents	$70,739
Short-term investments	21,533
Accounts receivable, net	14,513
Working capital	95,422
As of March 31, 2015, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for working capital purposes. We intend to increase our capital expenditures to support the growth in our business and operations, and intend to invest approximately $50.0 million through the middle of 2016 to build out our new Brooklyn, New York headquarters. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our Credit Agreement or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Risk Factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations and through sales of preferred stock and common stock. On April 21, 2015, we closed our initial public offering, or IPO, in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.2 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.2 million. These expenses were recorded against the proceeds received from the IPO.
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, or the Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in Note 2—Debt, in the Notes to Consolidated Financial Statements.
As of May 21, 2015, no amounts have been drawn under the credit facility.
Historical Cash Flows

	Three Months Ended March 31,
	2014	2015

	(in thousands)
Cash provided by (used in):
Operating activities	$6,184	$8,895
Investing activities	(4,002)	(6,625)
Financing activities	5,360	1,675

Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform. Net cash provided by operating activities in each period presented has been influenced by changes in accounts receivable, funds receivable and customer accounts, prepaid expenses and other current assets, accounts payable and accrued liabilities, and funds payable and amounts due to customers.
Net cash provided by operating activities was $8.9 million in the three months ended March 31, 2015, as a result of net loss of $36.6 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $98.8 million and changes in our operating assets and liabilities that used $53.3 million in cash.
Net cash provided by operating activities was $6.2 million in the three months ended March 31, 2014, as a result of net loss of $0.5 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $6.3 million and changes in our operating assets and liabilities that provided $0.4 million in cash.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures, including investments in website development and internal-use software and purchases of property and equipment to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations. Additionally, we have invested some of our excess cash balances in U.S. Government and agency bills.
Net cash used in investing activities was $6.6 million in the three months ended March 31, 2015. This was primarily attributable to $4.3 million in capital expenditures, including $2.4 million for website development and internal-use software and $1.9 million for purchases of property and equipment, and net purchases of marketable securities of $2.3 million.Net cash used in investing activities was $4.0 million in the three months ended March 31, 2014. This was primarily attributable to $2.8 million in capital expenditures, including $2.2 million for website development and internal-use software and $0.6 million or purchases of property and equipment, and net purchases of marketable securities of $1.2 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.7 million in the three months ended March 31, 2015. This was primarily attributable to proceeds from the exercise of stock options of $1.2 million and the excess tax benefit from the exercise of stock options of $2.5 million, offset by payments related to our public offering of $1.5 million and payments on capitalized lease obligations of $0.5 million.
Net cash provided by financing activities was $5.4 million in the three months ended March 31, 2014. This was primarily attributable to proceeds from the exercise of stock options of $5.8 million partially offset by payments on capitalized lease obligations of $0.3 million.
Off Balance Sheet Arrangements
As of March 31, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Prospectus.
Unrecognized tax benefits totaled $0.4 million and $20.8 million at December 31, 2014 and March 31, 2015, respectively. While the ultimate resolution and timing are uncertain, we do not expect the balance of our unrecognized tax benefits to significantly increase or decrease over the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, income taxes, internal-use software and website development costs, business combinations, goodwill and intangible assets, leases and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no changes in our significant accounting policies, which are disclosed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements in the Prospectus.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB issued an accounting standards update that replaces existing revenue recognition guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.
In April 2015, the FASB issued an accounting standard under which customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual and interim periods beginning after December 15, 2015. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2015, compared to those discussed in the Prospectus, except as described below.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised global corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to foreign exchange (loss) gain of $19.0 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As described in our Prospectus, in connection with the audit of our financial statements as of and for the year ended December 31, 2014, we identified two material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
First, we determined that we did not have adequate procedures and controls to appropriately account for certain non-income tax-related expenses and to comply with the related filing requirements. Second, we determined that we did not have adequate cut-off procedures to ensure the timely recording of certain period-end accruals.
These two material weaknesses resulted in misstatements of expenses in prior periods that were immaterial to previously issued annual financial statements but in combination were material to certain interim periods.
The impact of these material weaknesses resulted in the revision of our consolidated financial statements for the years ended December 31, 2012 and 2013, for the three months ended March 31, 2013, the three and six months ended June 30, 2013, the three and nine months ended September 30, 2013, the three months ended December 31, 2013 and the three months ended September 30, 2014. The impacts of these material weaknesses also resulted in the restatement of our consolidated financial statements for the three months ended March 31, 2014, the three and six months ended June 30, 2014 and the nine months ended September 30, 2014.
Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the material weaknesses that were identified, we believe that it is possible that additional material weaknesses and control deficiencies might have been identified if such an evaluation had been performed.
We are continuing to take steps to remediate these material weaknesses in our internal control over financial reporting. Specifically:

•
we began building an in-house tax function in early 2014 and have added a global head of tax, senior tax manager of planning and a dedicated senior state tax accountant. We also added an experienced director of tax accounting early in the second quarter of 2015. In addition, we have hired additional qualified personnel in our accounts payable function, including an experienced supervisor, and plan to add an additional experienced senior accountant. We will continue to evaluate the structure of the finance organization and add resources as needed;

•	we are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties;

•	we are updating our systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable non-income tax-filing requirements on a timely basis;

•
we are improving the communication and coordination among our finance departments and our record-keeping procedures and we have expanded cross-functional involvement and input into period-end accruals. We are also planning enhancements in our procure-to-pay process as well as additions to analytical procedures used to assess period-end accruals; and

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.
Except for the items described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Before deciding whether to purchase shares of our common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes and all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future.
We incurred net losses of $15.2 million, $0.8 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $32.4 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our members. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Further, our revenue growth may slow or our revenue may decline for a number of reasons, including those described in these Risk Factors.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these Risk Factors as well as the following:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of marketplace transactions and Etsy sellers’ use of Seller Services;

•	our success in retaining existing members and attracting new members;

•	the amount and timing of our operating expenses;

•	the timing and success of new services and features we introduce;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	disruptions or defects in our marketplace, such as privacy or data security breaches;

•	the impact of our revised global corporate structure that was implemented on January 1, 2015; and

•	economic and market conditions, particularly those affecting our industry.

Fluctuations in our quarterly operating results may cause those results to fall below the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.

In addition, we believe that our quarterly operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our historical growth may have overshadowed the seasonal effects on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of one quarter as an indication of future performance.
Adherence to our values and our focus on long-term sustainability may negatively influence our short- or medium-term financial performance.
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and our ecosystem. We may take actions that we believe will benefit our business and our ecosystem and, therefore, our stockholders over a period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example:

•	we may choose to prohibit the sale of items in our marketplace that we believe are inconsistent with our values even though we could benefit financially from the sale of those items;

•
we may choose to revise our policies in ways that we believe will be beneficial to our members and our ecosystem in the long term even though the changes may be perceived unfavorably among our existing members; or

•
we may take actions, such as investing in alternative forms of shipping or locating our servers in low-impact data centers, that reduce our environmental footprint even though these actions may be more costly than other alternatives.

The authenticity of our marketplace and the connections within our community are important to our success. If we are unable to maintain them, our ability to retain existing members and attract new members could suffer.
We have built an authentic, trusted marketplace that embodies our values-based culture, emphasizing respect, direct communication and fun. We have developed a reputation for authenticity as a result of Etsy sellers’ unique offerings and their adherence to our policies for handmade goods. We establish trust in our marketplace by emphasizing the person behind every transaction. We deepen connections among our members through our direct communication tools, seller stories on our website and our in-person events, making a personal relationship central to the member experience. As part of our community, we also strive to build meaningful connections with our members. For example, each of our employees, including management, is expected to perform member support rotations to help foster connections among our community and to help us better understand the needs of our members. The authenticity of our marketplace and the connections among our members are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us or our platform, even if factually incorrect or based on isolated incidents;

•	changes to our policies that our members perceive as inconsistent with our values or that are not clearly articulated;

•	our failure to enforce our policies fairly and transparently, such as by failing to prevent the widespread listing of items in our marketplace that do not comply with our policies;

•	our failure to respond to feedback from our community; or

•	our failure to operate our business in a way that is consistent with our values.
If we are unable to maintain the authenticity of our marketplace and encourage connections among members of our community, then our ability to retain existing members and attract new members could be impaired and our reputation and business could be adversely affected.
We are a Certified B Corporation. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. B Lab sets the standards for Certified B Corporation certification and may change those standards over time. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to meet B Lab’s certification requirements, if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported B Corporation score declines, if that created a perception that we have slipped in our satisfaction of the Certified B Corporation standards.

Our growth depends on our ability to attract and retain an active community of Etsy sellers and Etsy buyers.
In order to increase revenue and to achieve and maintain profitability, we must attract new members and retain existing members. We must also encourage Etsy sellers to list items for sale and use our Seller Services and encourage Etsy buyers to purchase items in our marketplace.
We believe that many of our new members find Etsy by word of mouth and other non-paid referrals from existing members. If existing Etsy sellers are dissatisfied with their experience on our platform, they may stop listing items in our marketplace and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional marketing expense.
Even if we are able to attract new members to replace members we lose, they may not maintain the same level of activity, and the revenue generated from new members may not be as high as the revenue generated from the lost members. If we are unable to retain existing members and attract new members who contribute to an active community, our growth prospects could be harmed and our business could be adversely affected.
Further expansion into markets outside of the United States is important to the growth of our business but will subject us to risks associated with operations abroad.
Expanding our community into markets outside of the United States is an important part of our strategy. Although we have a significant number of members outside of the United States, we have limited experience in developing local markets outside the United States. The nature of the goods that Etsy sellers list in our marketplace may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. Also, visits to our marketplace from Etsy buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that a majority of the goods listed on our marketplace are denominated in dollars. Our success in markets outside the United States will be linked to our ability to attract local Etsy sellers and Etsy buyers to our platform. If we are not able to do so, our growth prospects could be harmed.
In addition, competition is likely to intensify in the international markets where we operate and plan to expand our operations. Local companies based in markets outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in international markets more quickly than we will.
Continued expansion in markets outside of the United States will also require significant financial investment. These investments include marketing to attract and retain new members, developing localized services, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations.
Doing business in markets outside of the United States also subjects us to increased risks and burdens such as:

•	complying with different regulatory standards (including those related to the use of personal information, particularly in the European Union);

•	managing and staffing operations over a broader geographic area with varying cultural norms and customs;

•	adapting our platform to local cultural norms and customs;

•	potentially heightened risk of fraudulent transactions;

•	limitations on the repatriation of funds and fluctuations of foreign exchange rates;

•
exposure to liabilities under anti-corruption, anti-money laundering and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control, and similar laws and regulations in other jurisdictions;

•	varying levels of Internet, e-commerce and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States; and

•	barriers to international trade, such as tariffs or other taxes.
Etsy sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if Etsy sellers are not, our business could be adversely affected.
Finally, operating in markets outside of the United States requires significant management attention. If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.
We expect to increase our marketing efforts to help grow our business, but those efforts may not be effective at attracting new members and retaining existing members.
Maintaining and promoting awareness of our marketplace and broader platform is important to our ability to retain existing members and to attract new members. We believe that much of the growth in our member base to date has originated from word-of-mouth referrals and other organic means, as our historical marketing efforts and expenditures have been relatively limited. Going forward, we intend to invest more in marketing, with a particular focus on bringing more Etsy buyers to our platform. We anticipate that our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. Also, the marketing efforts we implement in the future may not succeed, as we have limited marketing experience. Even if we successfully increase revenue as a result of these efforts, that additional revenue may not offset the expenses we incur.
Our marketing efforts currently include search engine marketing and display advertising, as well as search engine optimization, social media usage, mobile “push” notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, and those changes can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. We also obtain a significant number of visits through email advertising. If we are unable to successfully deliver emails to our members or if members do not open our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As online commerce and social networking continue to evolve, we must maintain a presence within these networks. We may be unable to develop or maintain such a presence.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
Etsy buyers can pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can pay with credit cards, debit cards, bank transfers and Etsy gift cards on our platform rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Direct Checkout, and a portion of our revenue is derived from Direct Checkout.
We have engaged third-party service providers to perform underlying compliance, card processing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to accept orders could be adversely affected and our business would be harmed. In addition, if these providers increase the fees they charge us, our operating expenses could increase. Alternatively, if we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop using Direct Checkout, stop listing new items for sale or even close their accounts altogether.
The laws and regulations related to payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering Direct Checkout. As we expand the availability of Direct Checkout or offer new payment methods to our members in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreement with our third-party credit card processor, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply.

Our ability to expand our ecosystem is important to the growth of our business.
We spend substantial time and resources creating new offerings in order to add new constituents to our ecosystem and to open new sales channels for Etsy sellers. For example, in October 2013, we expanded our ecosystem by allowing Etsy sellers to work with small-batch manufacturers. Additionally, in August 2014, we added traditional retailers to our ecosystem with the launch of our Wholesale offering, which allows Etsy sellers to sell their products to retailers on our platform.
Our efforts to expand our ecosystem could fail for many reasons, including lack of acceptance of our offerings by existing members or new constituents, our failure to market our offerings effectively to new constituents, defects or errors in our new offerings or negative publicity about us or our new offerings.
Diversifying our offerings and expanding our ecosystem to benefit our community involves significant risk. For example, these initiatives may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established or have greater resources than we do. It will require additional investment of time and resources in the development and training of our personnel and our members. If we are unable to cost-effectively expand our ecosystem, then our growth prospects and competitive position may be harmed.
We must develop new offerings to respond to our members’ changing needs.
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands. We spend substantial time and resources understanding our members’ needs and responding to them. For example, we are continually developing additional Seller Services, improving search and discovery functionality and enhancing the member experience. Recently, we have focused on providing additional Seller Services and tools to help Etsy sellers manage and scale their businesses. For example, in August 2014, we launched our Wholesale offering. In addition, we developed a mobile app and expanded Direct Checkout to enable an Etsy seller in the United States to use our “Sell on Etsy Reader” to accept credit card and debit card payments in person, such as at her store or her booth at a craft fair.
Our members may not be satisfied with our new offerings or perceive that the new offerings respond to their needs. Developing new offerings is complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated or announced release dates. Our new offerings also may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy our members, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than existing offerings and our revenue may not grow enough as a result of the new offerings to offset the cost of developing them.
If the mobile solutions available to Etsy sellers and Etsy buyers are not effective, the use of our platform could decline.
Visits and purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing to members. Visits to our marketplace on mobile devices may not convert into purchases as often as visits made through personal computers, which could result in less revenue for us. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and grow their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers downloading our mobile apps to provide them the optimal mobile experience.
As new mobile devices and mobile platforms are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
The success of our mobile apps could also be harmed by factors outside our control, such as:

•	actions taken by providers of mobile operating systems or mobile app download stores;

•	unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;

•	increased costs to distribute or have members use our mobile apps; or

•	changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.
If our members encounter difficulty accessing or using our platform on their mobile devices, or if our members choose not to use our platform on their mobile devices, our growth prospects and our business may be adversely affected.
We face intense competition and may not be able to compete effectively.
Our industry is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain both Etsy sellers and Etsy buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete with retailers for Etsy sellers. An Etsy seller can list her goods for sale with online retailers, such as Amazon.com, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Intuit and Shopify.
We compete to attract, engage and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	the extent to which our Seller Services can ease the administrative tasks that an Etsy seller might encounter in running her business, including through mobile apps;

•	our fees;

•	the strength of our community; and

•	our values.
In addition, we compete with retailers for the attention of the Etsy buyer. An Etsy buyer has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon.com, eBay or Alibaba, or national retail chains, such as Pottery Barn or Target, or local consignment and vintage stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies and other features that may be difficult or impossible for Etsy sellers to match.
We compete to attract, engage and retain Etsy buyers based on many factors, including:

•	the unique goods that Etsy sellers list in our marketplace;

•	our brand awareness;

•	the person-to-person commerce experience;

•	our reputation for authenticity;

•	our mobile apps;

•	ease of payment; and

•	the availability and reliability of our platform.
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition or more customers than we do.

They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Additionally, we believe that it is relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship.
Local companies or more established companies based in markets where we operate outside of the United States may also have a better understanding of local customs, providing them a competitive advantage. For example, in certain markets outside the United States, we compete with smaller, but similar, local online marketplaces with a focus on unique goods that are attempting to attract sellers and buyers in those markets.
If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business could be adversely affected.
We may expand our business through acquisitions of other businesses, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in April 2014 we acquired Jarvis Labs, Inc. (d/b/a Grand St.) and in June 2014 we acquired Incubart SAS (d/b/a A Little Market). Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

•	incorporating new businesses and technologies into our infrastructure;

•	consolidating operational and administrative functions;

•	coordinating outreach to our community;

•	maintaining morale and culture and retaining and integrating key employees;

•	maintaining or developing controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

•
assuming liabilities related to the activities of the acquired business before the acquisition, including liabilities for violations of laws and regulations, commercial disputes, taxes and other matters.

Moreover, we may not benefit from our acquisitions as we expect, or in the time frame we expect. We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts, investors or our members.
Our ability to recruit and retain employees is important to our success.
We strive to attract and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission.
Some of the challenges we face in attracting and retaining employees include:

•	preserving our company culture as we grow;

•	continuing to attract and retain employees who share our values;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally;

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values; and

•	integrating new personnel and businesses from acquisitions.

Our ability to attract, retain and motivate employees, including our management team, is important to our success. In general, our key personnel work for us on an at-will basis. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
Filling engineering, product management and other technical positions in the New York City area is particularly challenging, especially in light of our distinctive technology philosophy and engineering culture. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. If we are not able to maintain our engineering culture and broader company culture, then our ability to recruit and retain employees could suffer and our business would be harmed.
The growth of our business may strain our management team and our operational and financial infrastructure.
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have members, and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 685 employees on December 31, 2014, an increase of 172.9%. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
Continued growth could also pose other challenges, such as the need to develop and improve our operational, financial and management controls and to enhance our reporting systems and procedures. For example, in 2013 we began implementing a new enterprise resource planning, or ERP, system to enhance a variety of important functions such as invoicing, accounts receivable, accounts payable, foreign currency translation, financial consolidation and internal and external financial and management reporting matters. ERP system implementations are complex, long-term projects that involve substantial expenditures. To fully realize the benefits of the new ERP system we must also make significant changes to our business and financial processes. Our business may be harmed if the ERP system does not function as expected or does not result in the expected benefits.
We rely on Etsy sellers to provide a fulfilling experience to Etsy buyers.
A small portion of Etsy buyers complain to us about their experience with our platform. For example, Etsy buyers may report that they have not received the items that they purchased, that the items received were not as represented by an Etsy seller or that an Etsy seller has not been responsive to their questions.
Negative publicity and member sentiment generated as a result of these types of complaints could reduce our ability to attract new members or retain our current members or damage our reputation. A perception that our levels of responsiveness and member support are inadequate could have similar results. In some situations, we may choose to reimburse Etsy buyers for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements.
Anything that disrupts the operations of a substantial number of Etsy sellers, such as interruptions in delivery services, natural disasters, inclement weather, public health crises or political unrest, could also result in negative experiences for a substantial number of Etsy buyers.
Etsy sellers rely on third-party services to deliver their orders.
Etsy sellers work with a number of third-party services such as FedEx, UPS, the United States Postal Service and Canada Post to deliver their products to Etsy buyers. Anything that prevents timely delivery of goods to Etsy buyers could harm Etsy sellers and could negatively affect our reputation. Delays or interruptions may be caused by events that are beyond the control of the delivery services, such as inclement weather, natural disasters, transportation disruptions, terrorism, public health crises or labor unrest. For example, certain delivery services were reported to have been overwhelmed by the volume of shipments during the 2013 holiday season, resulting in significant delays in delivery times. The delivery services could also be affected by industry consolidation, insolvency or government shut-downs. Although we have agreements with certain delivery services that enable us to provide pre-paid shipping labels as a convenience to Etsy sellers, our agreements do not require these providers to offer delivery services to Etsy sellers. Further, our competitors could obtain preferential rates or shipping services, causing Etsy sellers to pay higher shipping costs or find alternative delivery services.

If the goods sold in our marketplace are not delivered in proper condition, on a timely basis or at shipping rates that Etsy buyers are willing to pay, our reputation and our business could be adversely affected.
Our reputation may be harmed if members of our community use unethical business practices.
Our emphasis on our values makes our reputation particularly sensitive to allegations of unethical business practices by Etsy sellers or other members of our community. Our policies promote legal and ethical business practices, such as encouraging Etsy sellers to work only with manufacturers who do not use child or involuntary labor, who do not discriminate and who promote sustainability and humane working conditions. However, we do not control Etsy sellers or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
Failure to deal effectively with fraud could harm our business.
Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures may not always be effective.
For example, Etsy sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card practices, we may be liable for orders placed through Direct Checkout with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge allegedly fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give members the option of paying with credit cards if we fail to follow payment card industry data security standards or fail to limit fraudulent transactions conducted in our marketplace.
Negative publicity and member sentiment resulting from fraudulent or deceptive conduct by members or the perception that our levels of responsiveness and member support are inadequate could reduce our ability to attract new members or retain existing members and damage our reputation.
If sensitive information about our members is disclosed, or if we or our third-party providers are subject to cyber attacks, our members may curtail use of our platform, we may be exposed to liability and our reputation could suffer.
We collect, transmit and store personal and financial information provided by our members, such as names, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to member data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information. The preventive measures we take to address these risks are costly and may become more costly in the future.
Like all online services, our platform is vulnerable to power outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of personally identifiable or other sensitive information. Cyber attacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyber attacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyber attacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.
We and our third-party service providers regularly experience cyber attacks aimed at disrupting our and our third-party service providers’ services. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, people may become unwilling to provide us the information necessary to set up member accounts. Existing members may also decrease their purchases or stop listing new items for sale or close their accounts altogether. We could also face potential liability, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business and our reputation.

Our business depends on network and mobile infrastructure provided by third parties and on our ability to maintain and scale the technology underlying our platform.
The reliability of our platform is important to our reputation and our ability to attract and retain members. As our number of members, volume of traffic, number of transactions and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability.
We also depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products.
Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our marketplace could significantly harm our business. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain members could be adversely affected, which could harm our growth prospects and our business.
Our business depends on continued and unimpeded access to the Internet and mobile networks.
Our members rely on access to the Internet or mobile networks to access our marketplace. Internet service providers may choose to disrupt or degrade our members’ access to our platform or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on our members’ ability to download and use our mobile apps.
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. Although the Federal Communications Commission, or FCC, recently approved new rules that would prohibit Internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes, these rules are not scheduled to go into effect until later this year. In addition, the rules are subject to pending legal challenges and could be subject to statutory preemption, which could delay or prevent implementation. If the FCC’s rules are not implemented, our business could be adversely impacted. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and newer laws and regulations focused on the Internet and online commerce, such as payment systems, privacy, anti-spam, data protection, electronic contracts and consumer protection. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to the Internet as many of these laws do not address the unique issues raised by the Internet or online commerce.
For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party “cookies,” “web beacons” and other methods of online tracking. The United States, the European Union and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools.
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of Etsy buyers, increase our costs and limit our ability to attract new members and retain existing members on cost-effective terms. As a result, our business could be adversely affected.
In some cases, non-U.S. privacy, data protection, consumer protection and other laws and regulations are more restrictive than those in the United States.

For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we display, collect and use consumer information.
Existing and future laws and regulations enacted by federal, state or non-U.S. governments could impede the growth or use of the Internet or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract or retain members may be adversely affected and we may not be able to grow our business as we anticipate.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business.
We may be unable to protect our intellectual property adequately.
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights or the majority of our trademarks, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. In addition, our copyrights and trademarks, whether or not registered, and patents, may be held invalid or unenforceable if challenged. While we have obtained or applied for patent protection with respect to some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.
In addition, we may not be effective in policing unauthorized use of our intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.
We may be subject to claims that items listed in our marketplace are counterfeit, infringing or illegal.
Although we do not create or take possession of the items listed in our marketplace by Etsy sellers, we frequently receive communications alleging that items listed in our marketplace infringe third-party copyrights, trademarks, patents or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplace. We follow these procedures to review complaints and relevant facts to determine whether to take the appropriate action, which may include removal of the item from our marketplace and, in certain cases, closing the shops of Etsy sellers who repeatedly violate our policies.
Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by Etsy sellers on our platform, especially outside the United States where we may be less protected under local laws than we are in the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from liability for content posted by our members. However, trademark and patent laws do not include similar statutory provisions, liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of Etsy sellers.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by Etsy sellers on our platform, we could face regulatory, civil or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platform less user-friendly for our members. Moreover, public perception that counterfeit or other unauthorized items are common in our marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We may be involved in litigation matters that are expensive and time consuming.
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements, on May 13, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of New York naming Etsy and certain of our officers as defendants. We anticipate that related suits could be filed and, if so, would be consolidated into a single class action against us. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
Our software is highly complex and may contain undetected errors.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
We are subject to the terms of open source licenses because our platform incorporates open source software.
The software powering our marketplace incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplace. Under certain open source licenses, we could be required to publicly release the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition and results of operations.
Our business and our members may be subject to sales and other taxes.
The application of indirect taxes, such as sales and use tax, value-added tax, or VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our members is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on marketplaces to collect and remit VAT on sales of automatically-downloaded digital items, and we are in the process of implementing such collection and remittance procedures. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress is currently considering the “Marketplace Fairness Act,” which would grant states the authority to require online merchants to collect sales tax on online sales at the time a transaction is completed. New taxes could also require us or Etsy sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could make selling in our marketplace less attractive and more costly for Etsy sellers, which could adversely affect our business.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to taxation in the United States and in numerous other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
In January 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States. Our new corporate structure changes how we use our intellectual property and implements certain intercompany arrangements, which we expect may result in a reduction in our overall effective tax rate and other operational efficiencies. The tax laws of the jurisdictions in which we operate are subject to interpretation, and their application may depend on our ability to operate our business in a manner consistent with our corporate structure. Moreover, these tax laws are subject to change. Tax authorities may disagree with our position as to the tax treatment of our transfer of intangible assets or determine that the manner in which we operate our business does not achieve the intended tax consequences. If our new corporate structure does not achieve our expectations for any of these or other reasons, we may be subject to a higher overall effective tax rate and our business may be adversely affected.
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods available in our marketplace may be reduced. This would cause sales in our marketplace to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. Exchange rates may also impact sales, with a strong U.S. dollar dampening demand for goods denominated in dollars from buyers outside the United States. The majority of our sales is denominated in U.S. dollars.
Even without changes in economic conditions, the demand for the goods listed in our marketplace is dependent on consumer preferences. Consumer preferences can change quickly and may differ across generations and cultures.

If demand for the goods that Etsy sellers offer in our marketplace declines, our business would be harmed. Trends in socially-conscious consumerism and buying locally could also shift or slow to the detriment of our business. Our growth prospects would also be hampered if the shift to online and mobile commerce does not continue.
The terms of our debt instruments may restrict our ability to pursue our business strategies.
We do not currently have any obligations outstanding under our credit facility. However, our credit facility requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to take actions such as:

•	disposing of assets;

•	completing mergers or acquisitions;

•	incurring additional indebtedness;

•	encumbering our properties or assets;

•	paying dividends or making other distributions;

•	making specified investments; and

•	engaging in transactions with our affiliates.
These restrictions could limit our ability to pursue our business strategies. If we default under our credit facility and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Such a default could also result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.
We may need additional capital, which may not be available to us on acceptable terms or at all.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our credit facility, will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changed business conditions or other developments, such as acquisitions or investments we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity securities could result in dilution to our existing stockholders. Borrowing funds would result in increased debt service obligations and could result in additional operating and financial covenants that would limit our operations. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all.
If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.
We contract for insurance to cover a number of risks and potential liabilities. Our insurance policies cover areas such as general liability, errors and omissions liability, employment liability, business interruptions, data breach, crime, product liability and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate the risks we face or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.
We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of some of the exemptions from the reporting requirements applicable to other public companies. For example, we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments. It is possible that investors will find our common stock less attractive as a result of our reliance on these exemptions. If so, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2020, which will follow the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we become a large accelerated filer, which means that we have been a public company for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our then most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the Securities and Exchange Commission, or the SEC. The rules and regulations of Nasdaq also apply to us. As part of the new requirements, we have established and maintained effective disclosure and financial controls and made changes to our corporate governance practices. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming.
Most of our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Our management will not be required to evaluate the effectiveness of our internal control over financial reporting until December 31, 2016. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report for the year ended December 31, 2016, we will be required to provide a management report on internal control over financial reporting. When we are no longer an emerging growth company, our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting while we are an emerging growth company.
If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
As described in Part I, Item 4. "Controls and Procedures," we currently have two material weaknesses, which we are in the process of remediating.

We currently have identified two material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.
In connection with the audit of our financial statements as of and for the year ended December 31, 2014, we identified two material weaknesses in our internal control over financial reporting. We are continuing to remediate the material weaknesses.
For more information about the material weaknesses and our ongoing remediation efforts, see Part I, Item 4. "Controls and Procedures." The remediation actions that we are taking are subject to ongoing senior management review and audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating these material weaknesses. In addition, we will incur additional costs in improving our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses or if we identify additional material weaknesses, we may not detect errors on a timely basis. This could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements on a timely basis, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.
Our business could be adversely affected by natural disasters, public health crises, political crises or other unexpected events.
Natural disasters and other adverse weather and climate conditions, public health crises, political crises, such as terrorist attacks, war and other political instability, or other unexpected events, could disrupt our operations, Internet or mobile networks, or the operations of one or more of our service providers. For example, when Hurricane Sandy struck New York in October 2012, although our data centers were unaffected, our headquarters in Brooklyn was closed for five days, and we experienced a heavy volume of member support requests which required us to devote additional resources to handle those requests. Events of this type could also impact Etsy sellers’ ability to continue producing goods for sale in our marketplace. In addition, such events could negatively impact consumer spending in the affected regions. If any of these events occurs, our business could be adversely affected.
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and may be volatile and declines in the price of common stock could subject us to litigation.
There was not a public market for our common stock prior to our initial public offering in April 2015 and an active trading market may not be sustainable. If trading in our common stock is not active, you may not be able to sell your shares quickly, at the market price or at all. The price of our common stock has been and may be volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the price of our common stock could be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in these Risk Factors and others such as:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report, as well as how those results and metrics compare to analyst and investor expectations;

•	speculation about our operating results in the absence of our own financial projections;

•	failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock;

•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	changes in our board of directors, management or other key personnel;

•	disruptions in our marketplace due to hardware, software or network problems, security breaches or other issues;

•	the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our members;

•	trading activity by our principal stockholders, including upon the expiration of contractual lock-up agreements, and sales of large blocks of our common stock;

•	the performance of the equity markets in general and in our industry;

•	the operating performance of other similar companies;

•	changes in legal requirements relating to our business;

•	litigation or other claims against us;

•	the number of shares of our common stock that are available for public trading; and

•	any other factors discussed in this report.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements, on May 13, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of New York naming Etsy and certain of our officers as defendants. We anticipate that related suits could be filed and, if so, would be consolidated into a single class action against us. Such litigation, or other securities class action litigation, could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
The principal purposes of our initial public offering were to increase our visibility, create a public market for our common stock and facilitate our future access to the public equity markets. We currently intend to use the net proceeds from our initial public offering for working capital and general corporate purposes, including continued investments in the growth of our business. We intend to use $300,000 of the proceeds of our initial public offering to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015. We may use a portion of the net proceeds to fund the build-out of our new corporate headquarters. In addition, we may use a portion of the net proceeds for acquisitions of other complementary businesses, technologies or other assets. However, we have no current understandings, agreements or commitments for any specific material acquisitions at this time. Except with respect to Etsy.org, we have not yet determined the manner in which we will allocate the net proceeds we received from our initial public offering. As a result, our management will have broad discretion in the allocation and use of the net proceeds.
The failure by our management to allocate or use these funds effectively could harm our business. Pending their use, we may invest the net proceeds we receive from our initial public offering in a manner that does not produce income or that loses value. Our ultimate use of the net proceeds from our initial public offering may vary substantially from their original intended use.
We do not intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of our common stock.
We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is restricted by the terms of our credit facility and is likely to be restricted by any future debt financing arrangement we enter into. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

Our executive officers and directors and their respective affiliates beneficially own a substantial percentage of our stock and will be able to substantially influence matters subject to stockholder approval.
Our executive officers and directors and their respective affiliates hold in the aggregate approximately 36.9% of the voting power of our outstanding capital stock. Therefore, if they act together, these stockholders may be able to substantially influence matters requiring stockholder approval, such as elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that sales may have on the prevailing price of our common stock.
All of our executive officers and directors and the holders of substantially all of our capital stock are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for periods of at least 180 days, and for a portion of the shares, 270 and 360 days from April 15, 2015. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our initial public offering. Subject to certain limitations and based on our capitalization as of April 15, 2015, approximately 48.9 million shares will become eligible for sale on October 13, 2015, approximately 21.9 million shares will become eligible for sale on January 11, 2016 and approximately 21.9 million shares will become eligible for sale on April 10, 2016. In addition, based on our capitalization as of March 31, 2015, 9,176,298 shares issuable upon exercise of outstanding options and 105,586 shares issuable upon exercise of outstanding warrants will also be eligible on October 13, 2015. We have registered all of the shares underlying outstanding options and any shares underlying other equity incentives we may grant in the future for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance to the extent permitted by any applicable vesting requirements and the lock-up agreements described above. Sales of stock by these stockholders could adversely affect the trading price of our common stock.
Certain holders of shares of our common stock have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of securities by any of these stockholders could adversely affect the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
We may issue additional common stock, convertible securities or other equity in the future. We also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management and could depress the price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, these provisions:

•	provide for a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	provide that directors may only be removed for cause;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which means all stockholder actions must be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to amend or repeal any provision of our bylaws;

•	restrict the forum for certain litigation against us to Delaware; and

•	require advance notice for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law may delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities

The following information regarding unregistered securities sold from January 1, 2015 to March 31, 2015 reflects our 1-for-2 reverse stock split, which was effected on March 25, 2015.
From January 1, 2015 to March 31, 2015, we granted options to purchase 1,018,745 shares of our common stock to service providers under our 2006 Stock Plan, with a per share exercise price of $17.00. These grants were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.
From January 1, 2015 through March 31, 2015, we issued and sold an aggregate of 465,047 shares of our common stock upon exercise of options issued under our 2006 Stock Plan, with a weighted-average exercise price of $2.55 per share, for an aggregate purchase price of $1.2 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

Use of Proceeds.
On April 21, 2015, we closed our initial public offering of 19,166,665 shares of our common stock, including 13,333,333 shares sold by us and 5,833,332 shares sold by the selling stockholders, at a price to the public of $16.00 per share. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202497), which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on April 15, 2015. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as joint book-running managers for the offering. Allen & Company LLC, Loop Capital Markets LLC and The Williams Capital Group, L.P. acted as co-managers.
The aggregate offering price for shares sold in our initial public offering was approximately $306.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $194.2 million in net proceeds from the offering, after deducting the underwriter discount with respect to the shares offered by us of approximately $13.9 million and other offering expenses of approximately $5.2 million.
There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. As described in the Prospectus, we intend to use $300,000 of the proceeds to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015. We have invested the remaining proceeds in short-term money market mutual fund accounts.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: May 21, 2015	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.1	2015 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-202497	10.3	4/14/2015
10.2	Revolving Credit and Guaranty Agreement, dated May 16, 2014, between Registrant and the other parties thereto, as amended (conformed copy).	S-1	333-202497	10.7	3/4/2015
10.3	Employment letter agreement between Registrant and Chad Dickerson, dated March 24, 2015.	S-1/A	333-202497	10.8	3/31/2015
10.4	Management Cash Incentive Plan.	S-1	333-202497	10.14	3/4/2015
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.