Form 10-Q
period 2015-06-30
ETSY INC
filed 2015-08-06
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 15, 2015 was 111,896,306.

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

Forward-looking statements represent our beliefs and assumptions only as of the date of this report. We disclaim any obligation to update forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,659	$268,155
Short-term investments	19,184	21,542
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $2,706 as of December 31, 2014 and June 30, 2015, respectively	15,404	14,028
Prepaid and other current assets	12,241	7,965
Deferred tax assets—current	2,932	3,135
Deferred tax charge—current	—	17,605
Funds receivable and seller accounts	10,573	10,927
Total current assets	129,993	343,357
Restricted cash	5,341	5,341
Property and equipment, net	75,538	85,446
Goodwill	30,831	28,297
Intangible assets, net	5,410	4,035
Deferred tax charge—net of current portion	—	60,539
Other assets	2,022	2,113
Total assets	$249,135	$529,128
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,231	$5,955
Accrued expenses and other current liabilities	17,442	27,344
Capital lease obligations—current	1,755	4,021
Funds payable and amounts due to sellers	10,573	10,927
Deferred revenue	3,452	3,990
Total current liabilities	41,453	52,237
Capital lease obligations—net of current portion	3,148	6,983
Warrant liability	1,920	—
Deferred tax liabilities	3,081	70,687
Facility financing obligation	50,320	51,804
Other liabilities	1,913	21,656
Total liabilities	101,835	203,367

Etsy, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of June 30, 2015
Commitments and contingencies
Convertible preferred stock:
Series A and A-1 convertible preferred stock ($0.001 par value, 2,363,786 shares authorized as of December 31, 2014; 2,363,786 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $808 aggregate liquidation preference as of December 31, 2014)	808	—
Series B convertible preferred stock ($0.001 par value, 1,128,431 shares authorized as of December 31, 2014; 1,128,425 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $903 aggregate liquidation preference as of December 31, 2014)	865	—
Series C convertible preferred stock ($0.001 par value, 1,234,084 shares authorized as of December 31, 2014; 1,222,282 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $3,263 aggregate liquidation preference as of December 31, 2014)	3,361	—
Series D and D-1 convertible preferred stock ($0.001 par value, 4,240,120 shares authorized as of December 31, 2014; 4,215,610 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $27,949 aggregate liquidation preference as of December 31, 2014)	27,870	—
Series E convertible preferred stock ($0.001 par value, 401,450 shares authorized as of December 31, 2014; 396,727 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $6,300 aggregate liquidation preference as of December 31, 2014)	6,201	—
Series 1 convertible preferred stock ($0.001 par value, 203,399 shares authorized as of December 31, 2014; 203,399 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $1,312 aggregate liquidation preference as of December 31, 2014)	1,322	—
Series F convertible preferred stock ($0.001 par value, 11,594,203 shares authorized as of December 31, 2014; 11,594,203 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of June 30, 2015; $40,000 aggregate liquidation preference as of December 31, 2014)	39,785	—
Total convertible preferred stock	80,212	—
Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 and 1,400,000,000 shares authorized as of December 31, 2014 and June 30, 2015, respectively; 44,180,939 and 111,892,093 shares issued and outstanding as of December 31, 2014, and June 30, 2015, respectively)	44	112
Preferred Stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2015)	—	—
Additional paid-in capital	103,355	394,483
Accumulated deficit	(32,377)	(75,317)
Accumulated other comprehensive (loss) income	(3,934)	6,483
Total stockholders’ equity	67,088	325,761
Total liabilities, convertible preferred stock and stockholders’ equity	$249,135	$529,128

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$42,509	$61,365	$83,045	$119,908
Cost of revenue	17,345	21,909	32,739	42,618
Gross profit	25,164	39,456	50,306	77,290
Operating expenses:
Marketing	8,766	15,543	16,234	27,753
Product development	8,792	10,072	16,834	20,081
General and administrative	11,400	17,632	20,613	38,089
Total operating expenses	28,958	43,247	53,681	85,923
Loss from operations	(3,794)	(3,791)	(3,375)	(8,633)
Other income (expense):
Interest expense and amortization of deferred financing costs	(121)	(351)	(178)	(544)
Interest and dividend income	14	43	18	58
Net unrealized gain (loss) on warrant and other liabilities	342	(3,151)	(274)	(3,139)
Foreign exchange gain (loss)	—	5,805	—	(15,048)
Total other income (expense)	235	2,346	(434)	(18,673)
Loss before income taxes	(3,559)	(1,445)	(3,809)	(27,306)
Benefit (provision) for income taxes	408	(4,909)	195	(15,634)
Net loss	$(3,151)	$(6,354)	$(3,614)	$(42,940)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	40,155,210	96,503,149	37,349,613	70,403,009

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(3,151)	$(6,354)	$(3,614)	$(42,940)
Other comprehensive (loss) income:
Cumulative translation adjustment	(145)	(4,644)	(167)	10,412
Unrealized (losses) gains on marketable securities, net of tax	(3)	1	(6)	5
Other comprehensive (loss) income	(148)	(4,643)	(173)	10,417
Comprehensive loss	$(3,299)	$(10,997)	$(3,787)	$(32,523)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(In thousands except share and per share data)

	Series A and A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D and D-1 Convertible Preferred Stock		Series E Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Addi- tional Paid- in Capital	Accum- ulated Deficit	Accu- mulated Other Compre- hensive(Loss) Income	Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785	44,180,939	$44	$103,355	$(32,377)	$(3,934)	$67,088
Stock options expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,578	—	—	4,578
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	741,343	1	2,058	—	—	2,059
Common stock issued through public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,333,333	14	194,114	—	—	194,128
Contribution to Etsy.org	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188,235	—	3,200	—	—	3,200
Stock expense-acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	567	—	—	567
Conversion of preferred stock upon public offering	(2,363,786)	(808)	(1,128,425)	(865)	(1,222,282)	(3,361)	(4,215,610)	(27,870)	(396,727)	(6,201)	(203,399)	(1,322)	(11,594,203)	(39,785)	53,448,243	53	80,159	—	—	80,212
Conversion of warrants upon public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,070	—	—	5,070
Excess tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,382	—	—	1,382
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,417	10,417
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,940)	—	(42,940)
Balance as of June 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	111,892,093	$112	$394,483	$(75,317)	$6,483	$325,761

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities
Net loss	$(3,614)	$(42,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2,913	4,355
Stock-based compensation expense-acquisitions	348	2,439
Contribution of stock to Etsy.org	—	3,200
Depreciation and amortization expense	8,027	9,073
Bad debt expense	511	1,642
Foreign exchange loss	—	15,048
Amortization of debt issuance costs	9	73
Net unrealized loss on warrant and other liabilities	274	3,139
Loss on disposal of assets	76	411
Amortization of deferred tax charges	—	9,883
Excess tax benefit from exercise of stock options	—	(1,382)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55)	(210)
Funds receivable and seller accounts	1,269	(585)
Prepaid expenses and other current assets	(1,357)	1,373
Other assets	(4,877)	(81)
Accounts payable	(3,854)	(929)
Accrued liabilities	8,624	8,233
Funds payable and amounts due to sellers	(1,212)	585
Deferred revenue	431	529
Other liabilities	(599)	(224)
Net cash provided by operating activities	6,914	13,632
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(4,414)	—
Purchases of property and equipment	(795)	(4,544)
Development of internal-use software	(4,033)	(5,123)
Purchase of U.S. Government and agency bills	(15,296)	(13,236)
Sale of marketable securities	13,556	10,883
Net increase in restricted cash	(5,341)	—
Net cash used in investing activities	(16,323)	(12,020)
Cash flows from financing activities
Proceeds from public offering	—	199,467
Proceeds from the issuance of common stock	35,000	—
Proceeds from exercise of stock options	7,027	2,058
Excess tax benefit from the exercise of stock options	—	1,382
Payments on capitalized lease obligations	(658)	(1,254)
Deferred payments on acquisition of business	(75)	—
Payments relating to public offering	—	(2,491)
Net cash provided by financing activities	41,294	199,162
Effect of exchange rate changes on cash	(230)	(2,278)
Net increase in cash and cash equivalents	31,655	198,496
Cash and cash equivalents at beginning of period	36,795	69,659
Cash and cash equivalents at end of period	$68,450	$268,155

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2015
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$2,173	$7,356
Stock-based compensation capitalized in development of capitalized software	$108	$223
Non-cash additions to development of internal-use software and property and equipment	$516	$12
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$36,292	$1,915
Non-cash addition to capitalized public offering costs	$—	$1,630
Fair value of common stock issued in acquisition	$27,723	$—
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
Initial Public Offering
On April 21, 2015, the Company completed an initial public offering (the "IPO") in which it issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $194.1 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.3 million. These expenses were recorded against the proceeds received from the IPO.
Certain selling stockholders sold an additional 5,833,332 shares of common stock in the IPO. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders.
Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into 53,448,243 shares of common stock. In addition, all outstanding warrants for preferred stock converted into warrants for 203,030 shares of common stock.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2015, the consolidated statements of cash flows for the six months ended June 30, 2014 and 2015, and the consolidated statement of changes in convertible preferred stock and stockholders’ equity for the six months ended June 30, 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2014 and 2015, and cash flows for the six months ended June 30, 2014 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six-month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s prospectus filed with the Securities and Exchange Commission on April 16, 2015 (the "Prospectus").
There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets and stock-based compensation. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Income Taxes
The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate changes.

The Company's quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized, and changes in the laws, regulations and administrative practices of the jurisdictions in which the Company operates.
Business Combinations
On April 29, 2014, the Company completed the acquisition of Jarvis Labs, Inc., owners of the “Grand St.” online technology marketplace. Total consideration for the acquisition was approximately $3.2 million, consisting of $1.0 million in cash and 212,552 shares of the Company’s common stock with a fair value of $2.2 million on the acquisition date. Additionally, the Company issued 328,580 shares of common stock, with a fair value of $3.4 million on the acquisition date, which are tied to continued employment with the Company and are being accounted for as post-acquisition stock-based compensation expense over the three-year vesting period. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and any other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price.
On June 18, 2014, the Company completed the acquisition of Incubart SAS, a societe par actions simplifiee organized under the laws of France, which operates the online marketplace A Little Market (“ALM”). Total consideration for the acquisition was $30.8 million, consisting of $5.3 million in cash, of which $4.2 million was paid on the closing date, $0.3 million was paid on March 31, 2015 and $0.8 million is due to be paid on February 16, 2016, and 2,439,847 shares of the Company’s common stock with a fair value of $25.5 million on the acquisition date. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and any other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price. The terms of the purchase agreement provide for the sale of put options to certain of the former shareholders of ALM. The put options enable the holders of the options to sell up to all of their shares back to the Company, subject to certain vesting and restrictions, at fair value, but not to exceed $8.26 per share and not less than $4.00 per share. The put right terminates with respect to a share on the earlier of one year from when such share is vested or the liquidation date, as defined in the agreement containing the put option. The holders of the options paid an aggregate of $0.1 million cash to the Company at the date of acquisition and the Company recorded a $0.1 million liability for the fair value of the put options at that time. Additionally, the Company issued 599,497 shares of common stock, with a fair value of $6.3 million on the acquisition date, which are tied to continued employment with the Company and are being accounted for as post-acquisition stock-based compensation expense over the three-year vesting period. Since the put options relate in part to these shares, these restricted shares will be recorded as liability-classified stock awards as earned.
The following pro forma financial information presents the combined operating results of the Company, Grand St. and ALM as if each acquisition had occurred as of January 1, 2014. The pro forma financial information includes the accounting effects of

Etsy, Inc.
Notes to Consolidated Financial Statements

the business combinations, including adjustments to the amortization of intangible assets and professional fees associated with the acquisition. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.
The pro forma financial information is presented in the table below for the three and six months ended June 30, 2014 (in thousands except per share amounts):

	Three Months Ended	Six Months Ended

	June 30, 2014
Revenue	$44,313	$84,849
Net loss	$(3,593)	$(4,349)
Basic and diluted net loss per share	$(0.08)	$(0.11)

During the second quarter of 2015, the Company recognized changes to assets and liabilities impacting the associated purchase price allocations of ALM and Grand St. at their respective dates of acquisition. These adjustments resulted in a decrease to the initial purchase price allocation of goodwill for ALM and Grand St. of $0.4 million and $0.2 million, respectively.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
In March 2015, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the senior secured revolving credit facility to $50.0 million. The Amended Credit Agreement contains the same pricing covenants and other material terms as the Credit Agreement. At June 30, 2015, the Company did not have any borrowings under the Credit Agreement.
Note 3—Stock-based Compensation
The Company's 2015 Equity Incentive Plan (the "2015 Plan") was adopted by its board of directors and approved by stockholders in March 2015. The 2015 Plan became effective immediately upon adoption although no awards were made under it until the effective date of the IPO. The 2015 Plan replaced the 2006 Stock Plan, and no further grants were made under the 2006 Stock Plan as of the effective date of the IPO.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance cash awards to employees, directors and consultants. The number of shares available for issuance under the 2015 Plan may be increased annually commencing January 1, 2016 by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan.
The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At June 30, 2015, 14,735,179 shares were authorized under the 2015 Plan, and 14,356,173 shares were available for future grant.
In the six months ended June 30, 2015, we granted incentive stock options, nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years and vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent on continued employment with the Company on each vesting date. RSUs generally vest 25% after the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period contingent on continued employment with the Company on each vesting date.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the inputs below. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The

Etsy, Inc.
Notes to Consolidated Financial Statements

requisite service period is generally four years from the date of grant. The fair value of RSUs is determined based on the closing price of the Company's common stock on Nasdaq on the grant date.
The Company granted 391,266 stock options in the three months ended June 30, 2015 at a weighted average grant date fair value of $6.95. The Company granted 1,410,011 stock options in the six months ended June 30, 2015 at a weighted average grant date fair value of $7.12. The Company granted 55,148 RSUs in the three and six months ended June 30, 2015 at a weighted average grant date fair value of $16.27.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Volatility	48.2% - 48.2%	40.4% - 45.0%	48.0% - 49.0%	40.4% - 45.0%
Risk-free interest rate	2.0% - 2.0%	1.4% - 1.7%	1.7% - 2.0%	1.3% - 1.7%
Expected term (in years)	6.0 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Dividend rate	—%	—%	—%	—%

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenue	$279	$124	$374	$532
Marketing	42	126	72	229
Product development	371	681	662	1,225
General and administrative	1,393	1,889	2,153	4,808
	$2,085	$2,820	$3,261	$6,794

The total stock-based compensation expense in the three months ended June 30, 2014 and 2015 includes $0.3 million and $0.6 million in acquisition-related stock-based compensation expense, respectively.

The total stock-based compensation expense in the six months ended June 30, 2014 and 2015 includes $0.3 million and $2.4 million in acquisition-related stock-based compensation expense, respectively.
Note 4—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $67.8 million on the taxable gain created in the transaction. A deferred charge was recorded for the same amount representing the future income tax which will be amortized into income tax expense over five years. During the three and six months ended June 30, 2015, $1.5 million and $7.6 million was recorded to income tax expense, respectively.

The amount of unrecognized tax benefits, included within “Other liabilities” on the consolidated balance sheets, increased $20.4 million in the six months ended June 30, 2015, from $0.4 million at December 31, 2014 to $20.8 million at June 30, 2015. The increase was primarily in connection with the implementation of the updated global corporate structure. During the three and six months ended June 30, 2015, $0.5 million and $2.3 million was recorded to income tax expense, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.9 million at June 30, 2015. A deferred charge of $20.2 million was recorded representing the future income tax which will be amortized into

Etsy, Inc.
Notes to Consolidated Financial Statements

income tax expense over five years. In addition, the Company is subject to examination in various jurisdictions related to income tax matters. The resolution of these matters, giving recognition to the recorded reserve, could have an adverse impact on the Company’s business.
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
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$20,288	$—	$—	$20,288
U.S. Government bills	2,426	—	—	2,426
	22,714	—	—	22,714
Short-term investments:
U.S. Government and agency bills	19,184	—	—	19,184
	$41,898	$—	$—	$41,898
Liability
Put option classified as liability	$—	$—	$16	$16
Acquisition–related contingent consideration classified as liability	—	—	3,374	3,374
Warrants classified as liability	—	—	1,920	1,920
	$—	$—	$5,310	$5,310

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$19,778	$—	$—	$19,778
U.S. Government bills	82	—	—	82
	19,860	—	—	19,860
Short-term investments:
U.S. Government and agency bills	21,542	—	—	21,542
	$41,402	$—	$—	$41,402
Liability
Put option classified as liability	$—	$—	$6	$6
Acquisition–related contingent consideration classified as liability	—	—	5,245	5,245
Warrants classified as liability	—	—	—	—
	$—	$—	$5,251	$5,251
Level 1 instruments include money market funds and Corporate Certificates of Deposit and AAA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 3 instruments include contingent consideration classified as liability in connection with the acquisition of ALM and convertible warrants classified as liability. The contingent consideration is classified as liability due to its affiliation with a related put option, which will expire in the fourth quarter of 2015, and its fair value is determined based on the fair value of the Company's common stock at the period-end reporting date. The fair value of the warrants classified as liability is determined using the period-end fair value of the Company's common stock, the risk-free rate for periods within the contractual life of the warrant based on the U.S. Treasury yield curve in effect at the time of grant, implied volatilities from market comparisons of certain publicly traded companies and the contractual term. On the date of the IPO, the warrants converted from warrants for preferred stock to warrants for common stock and as a result are no longer classified as liability or subject to further fair value adjustments.
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30,
2015
Balance at beginning of period	$5,310
Acquired	—
Changes to liability-classified stock awards	2,457
Settled	—
Conversion of warrants to equity	(5,070)
Net increase in fair value	2,554
Balance at end of period	$5,251

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(3,151)	$(6,354)	$(3,614)	$(42,940)
Basic and diluted shares:
Weighted average common shares outstanding	40,155,210	96,503,149	37,349,613	70,403,009
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.08)	$(0.07)	$(0.10)	$(0.61)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Stock options	11,068,021	12,020,426	11,626,644	11,919,345
Restricted Stock Units	—	30,794	—	15,482
Warrants	203,030	203,030	203,030	203,030
Convertible preferred stock	53,448,243	12,334,210	53,448,243	32,777,652
Total anti-dilutive securities	64,719,294	24,588,460	65,277,917	44,915,509
Note 7—Segment and Geographic Information
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
United States	$34,011	$47,981	$66,808	$93,733
International	8,498	13,384	16,237	26,175
Revenue	$42,509	$61,365	$83,045	$119,908
No individual international country’s revenue exceeded 5% of total revenue.
Note 8—Contingencies
Tax Contingencies
The Company had reserves of $3.5 million and $3.6 million at December 31, 2014 and June 30, 2015, respectively, for certain non-income tax obligations, representing management’s best estimate of its liability. In addition, the Company could be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on the Company’s business.

Etsy, Inc.
Notes to Consolidated Financial Statements

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

On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo against the Company, certain officers, directors and underwriters. The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933.  As in the Altayyar litigation, the complaint alleges misrepresentations in the Company’s Prospectus with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement.  The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The Company and the named officers and directors intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of June 30, 2015, the Company does not believe that there are any material litigation exposures relating to these other claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. In addition to revenue, net (loss) income and other results under GAAP, the key operating and financial metrics we use are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

	(in thousands, except percentages)
GMS	$438,472	$546,197	$853,305	$1,078,112
Adjusted EBITDA	$3,432	$4,061	$9,535	$10,734
Active sellers	1,191	1,484	1,191	1,484
Active buyers	16,490	21,697	16,490	21,697
Percent mobile visits	53%	60%	51%	60%
Percent mobile GMS	36%	43%	36%	43%
Percent international GMS	30.9%	30.2%	30.7%	30.4%
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
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income before interest expense, net, (benefit) provision for income taxes and depreciation and amortization, adjusted to eliminate stock-based compensation expense, net unrealized loss (gain) on warrant and other liabilities, foreign exchange loss (gain), acquisition-related expenses and our contributions to Etsy.org. We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans and assess the health of our ecosystem. As our Adjusted EBITDA increases, we are able to invest more resources in our community. We also believe that Adjusted EBITDA provides a useful measure for period-to-period comparisons of our business as it removes the impact of non-cash items and certain variable charges. See “Non-GAAP Financial Measures” for information regarding the limitations of using Adjusted EBITDA as a financial measure and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

	(in thousands)		(in thousands)
Revenue:
Marketplace	$24,777	$30,469	$48,504	$60,620
Seller Services	16,587	29,770	32,420	57,049
Other	1,145	1,126	2,121	2,239
Total revenue	42,509	61,365	83,045	119,908
Cost of revenue	17,345	21,909	32,739	42,618
Gross profit	25,164	39,456	50,306	77,290
Operating expenses:
Marketing	8,766	15,543	16,234	27,753
Product development	8,792	10,072	16,834	20,081
General and administrative	11,400	17,632	20,613	38,089
Total operating expenses	28,958	43,247	53,681	85,923
Loss from operations	(3,794)	(3,791)	(3,375)	(8,633)
Other income (expense), net	235	2,346	(434)	(18,673)
Loss before income taxes	(3,559)	(1,445)	(3,809)	(27,306)
Benefit (provision) for income taxes	408	(4,909)	195	(15,634)
Net loss	$(3,151)	$(6,354)	$(3,614)	$(42,940)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue:
Marketplace	58.3%	49.7%	58.4%	50.6%
Seller Services	39.0	48.5	39.0	47.6
Other	2.7	1.8	2.6	1.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	40.8	35.7	39.4	35.5
Gross profit	59.2	64.3	60.6	64.5
Operating expenses:
Marketing	20.6	25.3	19.5	23.1
Product development	20.7	16.4	20.3	16.7
General and administrative	26.8	28.7	24.8	31.8
Total operating expenses	68.1	70.5	64.6	71.7
Loss from operations	(8.9)	(6.2)	(4.1)	(7.2)
Other income (expense), net	0.6	3.8	(0.5)	(15.6)
Loss before income taxes	(8.4)	(2.4)	(4.6)	(22.8)
Benefit (provision) for income taxes	1.0	(8.0)	0.2	(13.0)
Net loss	(7.4)	(10.4)	(4.4)	(35.8)

Comparison of Three Months Ended June 30, 2014 and 2015
Revenue

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$24,777	$30,469	$5,692	23.0%
Percentage of total revenue	58.3%	49.7%
Seller Services	$16,587	$29,770	$13,183	79.5%
Percentage of total revenue	39.0%	48.5%
Other	$1,145	$1,126	$(19)	(1.7)%
Percentage of total revenue	2.7%	1.8%
Total revenue	$42,509	$61,365	$18,856	44.4%
GMS increased $107.7 million, or 24.6%, to $546.2 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
During the three months ended June 30, 2015, mobile GMS increased as a percentage of total GMS to approximately 43%, up from 36% for the three months ended June 30, 2014, as a result of increased mobile traffic and, to a lesser extent, improvements in our mobile app offerings for Etsy buyers.
For the three months ended June 30, 2015, international GMS decreased as a percentage of total GMS to 30.2%, from 30.9% for the three months ended June 30, 2014. In the three months ended June 30, 2015, approximately 9% of GMS was from items listed in currencies other than U.S. dollars. On a currency-neutral basis, GMS growth would have been approximately 1.9% higher during the second quarter of 2015 as compared to the second quarter of 2014. In addition, we believe weaker local currencies in key international markets continued to dampen the demand for U.S. dollar-denominated goods, impacting both GMS growth and percent international GMS. We believe that if currency exchange rates continue at current levels, buyer behavior will likely be impacted in the third quarter. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS.
Revenue increased $18.9 million, or 44.4%, to $61.4 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, of which 49.7% consisted of Marketplace revenue and 48.5% consisted of Seller Services revenue.
Marketplace revenue increased $5.7 million, or 23.0%, to $30.5 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This growth corresponded with a 24.6% increase in GMS to a total of $546.2 million for the three months ended June 30, 2015. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Active sellers increased 24.6% to 1.5 million and active buyers increased 31.6% to 21.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Seller Services revenue increased $13.2 million, or 79.5%, to $29.8 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The increase in Direct Checkout revenue reflects an increase in the number of Etsy sellers using the service and the increase in overall GMS. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product. We expect future growth in Seller Services revenue to decelerate as a result of the anniversary of the re-launch of Promoted Listings at the end of the third quarter of 2015, which has been the biggest driver of Seller Services revenue growth for the three months ended June 30, 2015.
Other revenue decreased 1.7% to $1.1 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of Revenue

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Cost of revenue	$17,345	$21,909	$4,564	26.3%
Percentage of total revenue	40.8%	35.7%
Cost of revenue increased $4.6 million, or 26.3%, to $21.9 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of supporting the increased Direct Checkout revenue. To a lesser extent, the increase was due to an increase in hosting and bandwidth costs and an increase in depreciation and amortization for ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in costs related to our technology infrastructure as compared to the growth in higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 757 total employees on June 30, 2015, compared with 717 on March 31, 2015. We expect to increase the pace of hiring in the third quarter of 2015 compared with each of the three months ended June 30, 2015 and September 30, 2014.
Marketing

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Marketing	$8,766	$15,543	$6,777	77.3%
Percentage of total revenue	20.6%	25.3%
Marketing expenses increased $6.8 million, or 77.3%, to $15.5 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of an increase in spending on product listing ads and employee-related expenses in our marketing team, which includes our public relations and communications teams. We expect increased spending on marketing in absolute dollars in the three months ended September 30, 2015 as compared to the three months ended June 30, 2015.
Product development

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Product development	$8,792	$10,072	$1,280	14.6%
Percentage of total revenue	20.7%	16.4%
Product development expenses increased $1.3 million, or 14.6%, to $10.1 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of an increase in employee-related expenses in our product and engineering teams.

General and administrative

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
General and administrative	$11,400	$17,632	$6,232	54.7%
Percentage of total revenue	26.8%	28.7%
General and administrative expenses increased $6.2 million, or 54.7%, to $17.6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily driven by an increase in employee-related expenses and an increase in non-income tax related obligations.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Other income (expense), net	$235	$2,346	$2,111	NM
Percentage of total revenue	0.6%	3.8%
Other income (expense), net increased $2.1 million to $2.3 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of a non-cash currency exchange gain of $5.8 million. This gain is due to intercompany debt incurred between Etsy, Inc. and Etsy Ireland in connection with our updated global corporate structure implemented on January 1, 2015. This intercompany debt is subject to continued future currency exchange risk. The gain was partially offset by the mark-to-market loss related to convertible warrants of $3.2 million. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments in future periods.
Benefit (Provision) for Income Taxes

	Three Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Benefit (Provision) for income taxes	$408	$(4,909)	$(5,317)	NM
Percentage of total revenue	1.0%	(8.0)%
Our income tax provision for the three months ended June 30, 2015 was $4.9 million. Drivers of the income tax provision include the recognition of $2.0 million of tax expense related to our updated corporate structure, the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense, and the unrealized loss on our warrant liability.

Our income tax benefit for the three months ended June 30, 2014 was $0.4 million. The primary drivers of the income tax benefit are the mix of income and losses in jurisdictions with a wide range of tax rates, including the inability to benefit from losses in certain jurisdictions, the amount of non-deductible stock-based compensation expense and the unrealized loss on our warrant liability.

Comparison of Six Months Ended June 30, 2014 and 2015
Revenue

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$48,504	$60,620	$12,116	25.0%
Percentage of total revenue	58.4%	50.6%
Seller Services	$32,420	$57,049	$24,629	76.0%
Percentage of total revenue	39.0%	47.6%
Other	$2,121	$2,239	$118	5.6%
Percentage of total revenue	2.6%	1.9%
Total revenue	$83,045	$119,908	$36,863	44.4%
GMS increased $224.8 million, or 26.3%, to $1.1 billion in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
During the six months ended June 30, 2015, mobile GMS increased as a percentage of total GMS to approximately 43%, up from 36% for the six months ended June 30, 2014 as a result of increased mobile traffic and, to a lesser extent, improvements in our mobile app offerings for Etsy buyers.
For the six months ended June 30, 2015, international GMS decreased slightly as a percentage of total GMS to 30.4%, from 30.7% for the six months ended June 30, 2014. In the six months ended June 30, 2015, approximately 9% of GMS was from items listed in currencies other than U.S. dollars. On a currency-neutral basis, GMS growth would have been approximately 1.8 percentage points higher during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In addition, we believe weaker local currencies in key international markets continued to dampen the demand for U.S. dollar-denominated goods, impacting both GMS growth and percent international GMS. We believe that if currency exchange rates continue at current levels, buyer behavior will likely be impacted in the third quarter. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS.
Revenue increased $36.9 million, or 44.4%, to $119.9 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, of which 50.6% consisted of Marketplace revenue and 47.6% consisted of Seller Services revenue.
Marketplace revenue increased $12.1 million, or 25.0%, to $60.6 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This growth corresponded with a 26.3% increase in GMS to a total of $1.1 billion for the six months ended June 30, 2015. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Active sellers increased 24.6% to 1.5 million and active buyers increased 31.6% to 21.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Seller Services revenue increased $24.6 million, or 76.0%, to $57.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The increase in Direct Checkout revenue reflects an increase in the number of Etsy sellers using the service and the increase in overall GMS. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product. We expect future growth in Seller Services revenue to decelerate as a result of the anniversary of the re-launch of Promoted Listings at the end of the third quarter of 2015, which has been the biggest driver of Seller Services revenue growth for the three months ended June 30, 2015.
Other revenue increased $0.1 million, or 5.6%, to $2.2 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Cost of Revenue

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Cost of revenue	$32,739	$42,618	$9,879	30.2%
Percentage of total revenue	39.4%	35.5%
Cost of revenue increased $9.9 million, or 30.2%, to $42.6 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of supporting the increased Direct Checkout revenue. To a lesser extent, the increase was due to an increase in hosting and bandwidth costs and an increase in depreciation and amortization for ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in costs related to our technology infrastructure as compared to the growth in higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 757 total employees on June 30, 2015, compared with 685 on December 31, 2014. We expect to increase the pace of hiring in the third quarter of 2015 compared with each of the three months ended June 30, 2015 and September 30, 2014.
Marketing

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Marketing	$16,234	$27,753	$11,519	71.0%
Percentage of total revenue	19.5%	23.1%
Marketing expenses increased $11.5 million, or 71.0%, to $27.8 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of an increase in spending on product listing ads and employee-related expenses in our marketing team, which includes our public relations and communications teams.
Product development

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Product development	$16,834	$20,081	$3,247	19.3%
Percentage of total revenue	20.3%	16.7%
Product development expenses increased $3.2 million, or 19.3%, to $20.1 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of an increase in employee-related expenses in our product and engineering teams.

General and administrative

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
General and administrative	$20,613	$38,089	$17,476	84.8%
Percentage of total revenue	24.8%	31.8%
General and administrative expenses increased $17.5 million, or 84.8%, to $38.1 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily driven by an increase in employee-related expenses, in particular $1.7 million of incentive compensation expense related to our second quarter 2014 acquisition of ALM, the $3.5 million expense related to the one-time contribution of cash and shares of our common stock to Etsy.org, an increase in non-income tax related obligations and, to a lesser extent, by increased legal and accounting fees.
Other Expense, net

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Other expense, net	$(434)	$(18,673)	$(18,239)	NM
Percentage of total revenue	(0.5)%	(15.6)%
Other expense, net increased $18.2 million to $18.7 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of a non-cash currency exchange loss of $15.0 million largely due to intercompany debt incurred between Etsy, Inc. and Etsy Ireland in connection with our updated global corporate structure implemented on January 1, 2015. This intercompany debt is subject to continued future currency exchange risk. The increase in other expense also reflects the mark-to-market loss related to convertible warrants of $3.1 million. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments in future periods.
Benefit (Provision) for Income Taxes

	Six Months Ended June 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Benefit (Provision) for income taxes	$195	$(15,634)	$(15,829)	NM
Percentage of total revenue	0.2%	(13.0)%
Our income tax provision for the six months ended June 30, 2015 was $15.6 million. The primary driver of the income tax provision was the $9.9 million impact of our updated global corporate structure. The structure was implemented on January 1, 2015 to more closely align with our global operations and future expansion plans outside of the United States and resulted in (1) the setup of a $67.8 million deferred tax liability on the taxable gain created in the transaction and (2) a $20.2 million increase in the reserve for unrecognized tax benefits. During the six months ended June 30, 2015, $7.6 million and $2.3 million were recorded to income tax expense associated with the recognition of the gain and the unrecognized tax benefits, respectively. Additional drivers of the income tax provision include the mix of income and losses in jurisdictions with a wide range of tax rates, including the inability to benefit from losses in certain jurisdictions, the amount of non-deductible stock-based compensation expense, the change in the amount of our valuation allowance recorded against certain deferred tax assets, and the unrealized loss on our warrant liability.

Our income tax benefit for the six months ended June 30, 2014 was $0.2 million. During the six months ended June 30, 2014, we recognized a valuation allowance against our U.S. net deferred tax asset resulting in our inability to benefit from $1.3 million in U.S. tax losses. In addition, the variance in the benefit for income taxes from the statutory rate is impacted by the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense and the unrealized loss on our warrant liability.
Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net loss before interest expense, net, (benefit) provision for income taxes and depreciation and amortization, adjusted to eliminate stock-based compensation expense, net unrealized loss (gain) on warrant and other liabilities, foreign exchange loss (gain), contributions to Etsy.org and acquisition-related expenses. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platform.
We believe that Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business as it removes the impact of certain non-cash items and certain variable charges. You should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);

•	Adjusted EBITDA does not reflect the impact of our contributions to Etsy.org; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

	(in thousands)		(in thousands)
Net loss	$(3,151)	$(6,354)	$(3,614)	$(42,940)
Excluding:
Interest expense, net	107	308	160	486
(Benefit) provision for income taxes	(408)	4,909	(195)	15,634
Depreciation and amortization	4,132	4,732	8,027	9,073
Stock-based compensation expense	1,737	2,222	2,913	4,355
Stock-based compensation expense—acquisitions	348	598	348	2,439
Net unrealized (gain) loss on warrant and other liabilities	(342)	3,151	274	3,139
Foreign exchange (gain) loss	—	(5,805)	—	15,048
Acquisition-related expenses	1,009	—	1,622	—
Contribution to Etsy.org	—	300	—	3,500
Adjusted EBITDA	$3,432	$4,061	$9,535	$10,734
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of June 30,
2015
(in thousands)
Cash and cash equivalents	$268,155
Short-term investments	21,542
Accounts receivable, net	14,028
Working capital	291,120
As of June 30, 2015, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, and are intended for working capital and general corporate purposes, including continued investments in the growth of our business. We also intend to increase our capital expenditures to support the growth in our business and operations, and intend to invest approximately $50.0 million through the middle of 2016, with up to $30.0 million in investment in the third and fourth quarters of 2015, to build out our new Brooklyn, New York headquarters. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our Credit Agreement or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Risk Factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations and through sales of preferred stock and common stock. On April 21, 2015, we closed our initial public offering, or IPO, in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.1 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.3 million. These expenses were recorded against the proceeds received from the IPO. In addition, we incurred approximately $300,000 in IPO-related expenses not deductible from IPO proceeds.

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
As of August 6, 2015, no amounts have been drawn under the credit facility.
Historical Cash Flows

	Six Months Ended June 30,
	2014	2015

	(in thousands)
Cash provided by (used in):
Operating activities	$6,914	$13,632
Investing activities	(16,323)	(12,020)
Financing activities	41,294	199,162
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
Net cash provided by operating activities was $13.6 million in the six months ended June 30, 2015, as a result of the net loss of $42.9 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, and other non-cash charges of $47.8 million and changes in our operating assets and liabilities that provided $8.7 million in cash.
Net cash provided by operating activities was $6.9 million in the six months ended June 30, 2014, as a result of net loss of $3.6 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $12.1 million and changes in our operating assets and liabilities that used $1.6 million in cash.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures, including investments in website development and internal-use software and purchases of property and equipment to support our overall business growth, and acquisition of businesses. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations. Additionally, we have invested some of our excess cash balances in U.S. Government and agency bills.
Net cash used in investing activities was $12.0 million in the six months ended June 30, 2015. This was primarily attributable to $9.6 million in capital expenditures, including $5.1 million for website development and internal-use software and $4.5 million for purchases of property and equipment, and net purchases of marketable securities of $2.4 million.
Net cash used in investing activities was $16.3 million in the six months ended June 30, 2014. This was primarily attributable to $5.3 million in restricted cash associated with the lease of our new Brooklyn, New York headquarters, $4.8 million in capital expenditures, including $4.0 million for website development and internal-use software and $0.8 million for purchases of property and equipment, $4.4 million in cash paid to acquire businesses and net purchases of marketable securities of $1.8 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $199.2 million in the six months ended June 30, 2015. This was primarily attributable to proceeds from our initial public offering of $199.5 million, proceeds from the exercise of stock options of $2.1 million and the excess tax benefit from the exercise of stock options of $1.4 million, offset by payments related to our public offering of $2.5 million and payments on capitalized lease obligations of $1.3 million.
Net cash provided by financing activities was $41.3 million in the six months ended June 30, 2014. This was primarily attributable to net proceeds from a common stock financing of $35.0 million and proceeds from the exercise of stock options of $7.0 million, partially offset by payments on capitalized lease obligations of $0.7 million.
Off Balance Sheet Arrangements
As of June 30, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Prospectus.
Unrecognized tax benefits totaled $0.4 million and $20.8 million at December 31, 2014 and June 30, 2015, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those discussed in the Prospectus, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $17.8 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As described previously, in connection with the audit of our financial statements as of and for the year ended December 31, 2014, we identified two material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We are continuing to take steps to remediate these material weaknesses in our internal control over financial reporting. Specifically:

•
we began building an in-house tax function in early 2014 and currently have the following key positions in place: an experienced director of tax accounting, who joined Etsy early in the second quarter of 2015, a senior tax manager of planning and a dedicated senior state tax accountant. In addition, we have hired additional qualified personnel in our accounts payable and general accounting functions. We continuously evaluate the structure of the finance organization and will adjust resources as needed;

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
Except for the items described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $42.9 million for the six months ended June 30, 2015 and $15.2 million, $0.8 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $75.3 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our members. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Further, our revenue growth may slow or our revenue may decline for a number of reasons, including those described in these Risk Factors.
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
We expect to continue to increase our marketing efforts to help grow our business, but those efforts may not be effective at attracting new members and retaining existing members.
Maintaining and promoting awareness of our marketplace and broader platform is important to our ability to retain existing members and to attract new members. We believe that much of the growth in our member base to date has originated from word-of-mouth referrals and other organic means, as our historical marketing efforts and expenditures have been relatively limited. Going forward, we intend to continue to invest more in marketing, with a particular focus on bringing more Etsy buyers to our platform. We anticipate that our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. Also, the marketing efforts we implement may not succeed, as we have limited marketing experience. Even if we successfully increase revenue as a result of these efforts, that additional revenue may not offset the expenses we incur.
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
Etsy buyers can pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can pay with credit cards, debit cards, bank transfers, Apple Pay, Google Wallet and Etsy gift cards on our platform rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Direct Checkout, and a portion of our revenue is derived from Direct Checkout.
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
We compete with retailers for Etsy sellers. An Etsy seller can list her goods for sale with online retailers, such as Amazon, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Intuit and Shopify.
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
In addition, we compete with retailers for the attention of the Etsy buyer. An Etsy buyer has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon, eBay or Alibaba, or national retail chains, such as Pottery Barn or Target, or local consignment and vintage stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies and other features that may be difficult or impossible for Etsy sellers to match.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have members, and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 757 employees on June 30, 2015. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
Continued growth could also pose other challenges, such as the need to develop and improve our operational, financial and management controls and to enhance our reporting systems and procedures. For example, in 2013 we began implementing a new enterprise resource planning, or ERP, system to enhance a variety of important functions such as invoicing, accounts receivable, accounts payable, foreign currency translation, financial consolidation and internal and external financial and management reporting matters. ERP system implementations are complex, long-term projects that involve substantial expenditures. To fully realize the benefits of the new ERP system we may also make changes to our business and financial processes. Our business may be harmed if the ERP system does not function as expected or does not result in the expected benefits.
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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. New rules approved by the Federal Communications Commission, or FCC, recently went into effect that prohibit Internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, the rules are subject to pending legal challenges and if they are overturned, our business could be adversely impacted. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements, two purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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
The application of indirect taxes, such as sales and use tax, value-added tax, or VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our members is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on marketplaces to collect and remit VAT on sales of automatically-downloaded digital items, and we have implemented such collection and remittance procedures. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress is currently considering the “Marketplace Fairness Act,” which would grant states the authority to require online merchants to collect sales tax on online sales at the time a transaction is completed. New taxes could also require us or Etsy sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could make selling in our marketplace less attractive and more costly for Etsy sellers, which could adversely affect our business.
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
In January 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States. Our new corporate structure changed how we use our intellectual property and implemented certain intercompany arrangements. We believe this may result in a reduction in our overall effective tax rate and other operational efficiencies; however, the tax laws of the jurisdictions in which we operate are subject to interpretation, and their application may depend on our ability to operate our business in a manner consistent with our corporate structure. Moreover, these tax laws are subject to change. Tax authorities may disagree with our position as to the tax treatment of our transfer of intangible assets or determine that the manner in which we operate our business does not achieve the intended tax consequences. If our new corporate structure does not achieve our expectations for any of these or other reasons, we may be subject to a higher overall effective tax rate and our business may be adversely affected.
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods available in our marketplace may be reduced. This would cause sales in our marketplace to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, we believe that exchange rates impact sales, with a strong U.S. dollar dampening demand for goods denominated in dollars from buyers outside the United States. The majority of our sales is denominated in U.S. dollars.
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

We have identified two material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.
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
There was not a public market for our common stock prior to our initial public offering in April 2015 and an active trading market may not be sustainable. If trading in our common stock is not active, you may not be able to sell your shares quickly, at the market price or at all. The price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our IPO in April 2015, at a price of $16.00 per share, through August 5, 2015, our common stock's daily closing price on Nasdaq has ranged from a low of $13.27 to a high of $30.00. On August 5, 2015, the closing price of our common stock was $13.78. In addition, the trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the price of our common stock could be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in these Risk Factors and others such as:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements, two purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Such litigation, or other securities class action litigation, could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
The principal purposes of our initial public offering were to increase our visibility, create a public market for our common stock and facilitate our future access to the public equity markets. We currently intend to use the net proceeds from our initial public offering for working capital and general corporate purposes, including continued investments in the growth of our business. We used $300,000 of the proceeds of our initial public offering to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015. We may use a portion of the net proceeds to fund the build-out of our new corporate headquarters. In addition, we may use a portion of the net proceeds for acquisitions of other complementary businesses, technologies or other assets. However, we have no current understandings, agreements or commitments for any specific material acquisitions at this time. Except with respect to Etsy.org, we have not yet determined the manner in which we will allocate the net proceeds we received from our initial public offering. As a result, our management will have broad discretion in the allocation and use of the net proceeds.
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
All of our executive officers and directors and the holders of substantially all of our capital stock are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for periods of at least 180 days, and for a portion of the shares, 270 and 360 days from April 15, 2015. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our initial public offering. As of June 30, 2015, subject to certain limitations, approximately 49.0 million shares will become eligible for sale on October 13, 2015, approximately 21.9 million shares will become eligible for sale on January 11, 2016 and approximately 21.9 million shares will become eligible for sale on April 10, 2016. In addition, as of June 30, 2015, approximately 6.2 million shares issuable upon the exercise of vested and exercisable stock options and 0.1 million shares issuable upon exercise of outstanding warrants will also be eligible for sale on October 13, 2015. We have registered all of the shares underlying outstanding options and any shares underlying other equity incentives we may grant in the future for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance to the extent permitted by any applicable vesting requirements and the lock-up agreements described above. Sales of stock by these stockholders could adversely affect the trading price of our common stock.
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
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities.
From April 1, 2015 through April 14, 2015, we issued and sold an aggregate of 152,854 shares of our common stock upon exercise of options issued under our 2006 Stock Plan, with a weighted average exercise price of approximately $2.81 per share, for an aggregate purchase price of approximately $0.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

Use of Proceeds.
On April 21, 2015, we closed the initial public offering of our common stock at a price to the public of $16.00 per share. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202497), which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on April 15, 2015. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. We used $300,000 of the proceeds to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015. We have invested the remaining proceeds in short-term money market mutual fund accounts.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: August 6, 2015	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
4.1	Registration Rights Agreement by and among Etsy, Inc. and the other parties thereto.	S-1/A	333-202497	4.2	3/31/2015
10.1	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers.	S-1/A	333-202497	10.1	3/31/2015
10.2	2015 Employee Stock Purchase Plan.	S-1/A	333-202497	10.4	3/31/2015
10.3	Severance Plan and form of Participation Notice thereunder.	S-1/A	333-202497	10.12	4/14/2015
10.4	Change in Control Severance Plan and form of Participation Notice thereunder.	S-1	333-202497	10.13	3/4/2015
10.5	Compensation Program for Non-Employee Directors.	S-1	333-202497	10.15	3/4/2015
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.