Form 10-Q
period 2015-09-30
ETSY INC
filed 2015-11-05
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The number of shares of common stock outstanding as of October 15, 2015 was 112,101,830.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,659	$266,283
Short-term investments	19,184	20,474
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $2,402 as of December 31, 2014 and September 30, 2015, respectively	15,404	15,976
Prepaid and other current assets	12,241	8,773
Deferred tax assets—current	2,932	3,134
Deferred tax charge—current	—	17,605
Funds receivable and seller accounts	10,573	17,069
Total current assets	129,993	349,314
Restricted cash	5,341	5,341
Property and equipment, net	75,538	94,655
Goodwill	30,831	28,366
Intangible assets, net	5,410	3,483
Deferred tax charge—net of current portion	—	55,711
Other assets	2,022	1,751
Total assets	$249,135	$538,621
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,231	$3,200
Accrued expenses	12,852	32,861
Capital lease obligations—current	1,755	4,431
Funds payable and amounts due to sellers	10,573	17,069
Deferred revenue	3,452	4,128
Other current liabilities	4,590	7,925
Total current liabilities	41,453	69,614
Capital lease obligations—net of current portion	3,148	6,483
Warrant liability	1,920	—
Deferred tax liabilities	3,081	66,227
Facility financing obligation	50,320	51,804
Other liabilities	1,913	21,699
Total liabilities	101,835	215,827

Etsy, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2014	As of September 30, 2015
Commitments and contingencies
Convertible preferred stock:
Series A and A-1 convertible preferred stock ($0.001 par value, 2,363,786 shares authorized as of December 31, 2014; 2,363,786 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $808 aggregate liquidation preference as of December 31, 2014)	808	—
Series B convertible preferred stock ($0.001 par value, 1,128,431 shares authorized as of December 31, 2014; 1,128,425 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $903 aggregate liquidation preference as of December 31, 2014)	865	—
Series C convertible preferred stock ($0.001 par value, 1,234,084 shares authorized as of December 31, 2014; 1,222,282 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $3,263 aggregate liquidation preference as of December 31, 2014)	3,361	—
Series D and D-1 convertible preferred stock ($0.001 par value, 4,240,120 shares authorized as of December 31, 2014; 4,215,610 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $27,949 aggregate liquidation preference as of December 31, 2014)	27,870	—
Series E convertible preferred stock ($0.001 par value, 401,450 shares authorized as of December 31, 2014; 396,727 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $6,300 aggregate liquidation preference as of December 31, 2014)	6,201	—
Series 1 convertible preferred stock ($0.001 par value, 203,399 shares authorized as of December 31, 2014; 203,399 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $1,312 aggregate liquidation preference as of December 31, 2014)	1,322	—
Series F convertible preferred stock ($0.001 par value, 11,594,203 shares authorized as of December 31, 2014; 11,594,203 shares issued and outstanding as of December 31, 2014 and no shares issued and outstanding as of September 30, 2015; $40,000 aggregate liquidation preference as of December 31, 2014)	39,785	—
Total convertible preferred stock	80,212	—
Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 and 1,400,000,000 shares authorized as of December 31, 2014 and September 30, 2015, respectively; 44,180,939 and 111,992,315 shares issued and outstanding as of December 31, 2014, and September 30, 2015, respectively)	44	112
Preferred Stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2015)	—	—
Additional paid-in capital	103,355	398,639
Accumulated deficit	(32,377)	(82,208)
Accumulated other comprehensive (loss) income	(3,934)	6,251
Total stockholders’ equity	67,088	322,794
Total liabilities, convertible preferred stock and stockholders’ equity	$249,135	$538,621

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$47,634	$65,696	$130,679	$185,604
Cost of revenue	18,115	24,165	50,854	66,783
Gross profit	29,519	41,531	79,825	118,821
Operating expenses:
Marketing	8,808	16,542	25,042	44,295
Product development	10,077	11,406	26,911	31,487
General and administrative	13,686	15,250	34,299	53,339
Total operating expenses	32,571	43,198	86,252	129,121
Loss from operations	(3,052)	(1,667)	(6,427)	(10,300)
Other income (expense):
Interest expense and amortization of deferred financing costs	(177)	(512)	(355)	(1,056)
Interest and dividend income	12	59	30	117
Net unrealized gain (loss) on warrant and other liabilities	35	3	(239)	(3,136)
Foreign exchange loss	(1,014)	(679)	(1,014)	(15,727)
Total other expense	(1,144)	(1,129)	(1,578)	(19,802)
Loss before income taxes	(4,196)	(2,796)	(8,005)	(30,102)
Provision for income taxes	(2,075)	(4,095)	(1,880)	(19,729)
Net loss	$(6,271)	$(6,891)	$(9,885)	$(49,831)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.06)	$(0.25)	$(0.59)
Weighted average common shares outstanding:
Basic and diluted	43,015,151	111,329,917	39,258,879	84,195,227

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(6,271)	$(6,891)	$(9,885)	$(49,831)
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,589)	(235)	(2,756)	10,177
Unrealized gains on marketable securities, net of tax	6	3	—	8
Other comprehensive (loss) income	(2,583)	(232)	(2,756)	10,185
Comprehensive loss	$(8,854)	$(7,123)	$(12,641)	$(39,646)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(In thousands except share and per share data)

	Series A and A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D and D-1 Convertible Preferred Stock		Series E Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Addi- tional Paid- in Capital	Accum- ulated Deficit	Accu- mulated Other Compre- hensive(Loss) Income	Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785	44,180,939	$44	$103,355	$(32,377)	$(3,934)	$67,088
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,901	—	—	6,901
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	841,565	1	2,284	—	—	2,285
Common stock issued through public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,333,333	14	194,347	—	—	194,361
Contribution to Etsy.org	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188,235	—	3,200	—	—	3,200
Stock expense-acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	851	—	—	851
Conversion of preferred stock upon public offering	(2,363,786)	(808)	(1,128,425)	(865)	(1,222,282)	(3,361)	(4,215,610)	(27,870)	(396,727)	(6,201)	(203,399)	(1,322)	(11,594,203)	(39,785)	53,448,243	53	80,159	—	—	80,212
Conversion of warrants upon public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,070	—	—	5,070
Excess tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,472	—	—	2,472
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,185	10,185
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,831)	—	(49,831)
Balance as of September 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	111,992,315	$112	$398,639	$(82,208)	$6,251	$322,794

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities
Net loss	$(9,885)	$(49,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	4,212	6,559
Stock-based compensation expense-acquisitions	1,796	3,158
Contribution of stock to Etsy.org	—	3,200
Depreciation and amortization expense	12,492	14,041
Bad debt expense	1,037	1,473
Foreign exchange loss	1,014	15,727
Amortization of debt issuance costs	40	122
Net unrealized loss on warrant and other liabilities	239	3,136
Loss on disposal of assets	76	476
Amortization of deferred tax charges	—	15,093
Excess tax benefit from exercise of stock options	(716)	(2,472)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,853)	(1,967)
Funds receivable and seller accounts	(2,956)	(6,710)
Prepaid expenses and other current assets	(1,712)	535
Other assets	(1,631)	152
Accounts payable	236	(3,530)
Accrued liabilities	6,378	17,719
Funds payable and amounts due to sellers	2,901	6,710
Deferred revenue	638	671
Other liabilities	680	(5,255)
Net cash provided by operating activities	11,986	19,007
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(4,688)	—
Purchases of property and equipment	(881)	(9,524)
Development of internal-use software	(6,019)	(7,329)
Purchase of U.S. Government and agency bills	(17,209)	(18,552)
Sale of marketable securities	16,846	17,270
Net increase in restricted cash	(5,341)	—
Net cash used in investing activities	(17,292)	(18,135)
Cash flows from financing activities
Proceeds from public offering	—	199,467
Proceeds from the issuance of common stock	35,000	—
Proceeds from exercise of stock options	7,585	2,285
Excess tax benefit from the exercise of stock options	716	2,472
Payments on capitalized lease obligations	(1,051)	(2,262)
Deferred payments on acquisition of business	(75)	—
Payments relating to public offering	(1,160)	(2,919)
Net cash provided by financing activities	41,015	199,043
Effect of exchange rate changes on cash	(1,305)	(3,291)
Net increase in cash and cash equivalents	34,404	196,624
Cash and cash equivalents at beginning of period	36,795	69,659
Cash and cash equivalents at end of period	$71,199	$266,283

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2015
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$3,288	$8,273
Stock-based compensation capitalized in development of capitalized software	$162	$342
Non-cash additions to development of internal-use software and property and equipment	$1,174	$797
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$47,279	$6,608
Non-cash addition to capitalized public offering costs	$—	$969
Fair value of common stock issued in acquisition	$27,723	$—

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
Initial Public Offering
On April 21, 2015, the Company completed an initial public offering (the "IPO") in which it issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO.
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

Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in these interim financial statements. Specifically, the Company reclassified $4.6 million previously included in accrued expenses and other current liabilities on the consolidated balance sheets for 2014 to conform to the current period presentation.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2015, the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2015, and the consolidated statement of changes in convertible preferred stock and stockholders’ equity for the nine months ended September 30, 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2014 and 2015, and cash flows for the nine months ended September 30, 2014 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine-month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s prospectus filed with the Securities and Exchange Commission on April 16, 2015 (the "Prospectus").
There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus.

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Business Combinations
On April 29, 2014, the Company completed the acquisition of Jarvis Labs, Inc., owners of the “Grand St.” online technology marketplace. Total consideration for the acquisition was approximately $3.2 million, consisting of $1.0 million in cash and 212,552 shares of the Company’s common stock with a fair value of $2.2 million on the acquisition date. Additionally, the Company issued 328,580 shares of common stock, with a fair value of $3.4 million on the acquisition date, which are tied to continuous service with the Company as an employee or consultant and are being accounted for as post-acquisition stock-based compensation expense over the three-year vesting period. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and any other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price.
On June 18, 2014, the Company completed the acquisition of Incubart SAS, a societe par actions simplifiee organized under the laws of France, which operates the online marketplace A Little Market (“ALM”). Total consideration for the acquisition was $30.8 million, consisting of $5.3 million in cash, of which $4.2 million was paid on the closing date, $0.3 million was paid on March 31, 2015 and $0.8 million is due to be paid on February 16, 2016, and 2,439,847 shares of the Company’s common stock with a fair value of $25.5 million on the acquisition date. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and any other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price. The terms of the purchase agreement provide for the sale of put options to certain of the former shareholders of ALM. The put options enable the holders of the options to sell up to all of their shares back to the Company, subject to certain vesting and restrictions, at fair value, but not to exceed $8.26 per share and not less than $4.00 per share. The put right terminates with respect to a share on the earlier of one year from when such share is

Etsy, Inc.
Notes to Consolidated Financial Statements

vested or the liquidation date, as defined in the agreement containing the put option. The holders of the options paid an aggregate of $0.1 million cash to the Company at the date of acquisition and the Company recorded a $0.1 million liability for the fair value of the put options at that time. Additionally, the Company issued 599,497 shares of common stock, with a fair value of $6.3 million on the acquisition date, which are tied to continuous service with the Company as an employee or consultant and are being accounted for as post-acquisition stock-based compensation expense over the three-year vesting period. Since the put options relate in part to these shares, these restricted shares will be recorded as liability-classified stock awards as earned.
The following pro forma financial information presents the combined operating results of the Company, Grand St. and ALM as if each acquisition had occurred as of January 1, 2014. The pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets and professional fees associated with the acquisition. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.
The pro forma financial information is presented in the table below for the nine months ended September 30, 2014 (in thousands except per share amounts):

Nine Months Ended

September 30, 2014
Revenue	$132,483
Net loss	$(10,887)
Basic and diluted net loss per share	$(0.27)

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
In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.
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
In August 2015, the FASB issued an accounting standard update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance affirms the Company's treatment of such costs, which is to defer and present the debt issuance costs as an asset and subsequently amortize the costs over the term of the line-of-credit arrangement. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

Etsy, Inc.
Notes to Consolidated Financial Statements

In September 2015, the FASB issued an accounting standard update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.
Note 2—Debt
Credit Agreement
In May 2014, the Company entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders (the “Credit Agreement”). The Credit Agreement will mature in May 2019. The Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million.
Borrowings under the Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.00% to 0.25% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 1.25%. Swingline loans under the Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the total leverage ratio for the preceding four-fiscal-quarter period. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $50.0 million (and in minimum amounts of $10.0 million) at the same maturity, pricing and other terms.
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
In March 2015, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the senior secured revolving credit facility to $50.0 million. The Amended Credit Agreement contains the same pricing covenants and other material terms as the Credit Agreement. At September 30, 2015, the Company did not have any borrowings under the Credit Agreement.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan.
The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At September 30, 2015, 15,068,816 shares were authorized under the 2015 Plan, and 14,377,502 shares were available for future grant.
In the nine months ended September 30, 2015, we granted incentive stock options, nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years and vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent on continued employment with the Company on each vesting date. RSUs generally vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period contingent on continued employment with the Company on each vesting date.
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
The Company granted 102,313 stock options in the three months ended September 30, 2015 at a weighted average grant date fair value of $6.70. The Company granted 1,512,324 stock options in the nine months ended September 30, 2015 at a weighted average grant date fair value of $7.10.
The Company granted 146,727 RSUs in the three months ended September 30, 2015 at a weighted average grant date fair value of $16.63. The Company granted 201,875 RSUs in the nine months ended September 30, 2015 at a weighted average grant date fair value of $16.53.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Volatility	45.9% - 48.0%	44.1% - 44.7%	45.9% - 49.0%	40.4% - 45.0%
Risk-free interest rate	1.9% - 2.0%	1.7% - 1.9%	1.7% - 2.0%	1.3% - 1.9%
Expected term (in years)	5.7 - 6.1	6.0 - 6.1	5.5 - 6.1	5.5 - 6.1
Dividend rate	—%	—%	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of revenue	$357	$149	$731	$681
Marketing	59	120	131	349
Product development	333	756	995	1,981
General and administrative	1,998	1,898	4,151	6,706
	$2,747	$2,923	$6,008	$9,717

The total stock-based compensation expense in the three months ended September 30, 2014 and 2015 includes $1.4 million and $0.7 million in acquisition-related stock-based compensation expense, respectively.

The total stock-based compensation expense in the nine months ended September 30, 2014 and 2015 includes $1.8 million and $3.2 million in acquisition-related stock-based compensation expense, respectively.
Note 4—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $67.8 million on the taxable gain created in the transaction. A deferred charge was recorded for the same amount representing the future income tax which will be amortized into income tax expense over five years. During the three and nine months ended September 30, 2015, $3.7 million and $11.3 million was recorded to income tax expense, respectively.

The amount of unrecognized tax benefits, included within “Other liabilities” on the consolidated balance sheets, increased $20.4 million in the nine months ended September 30, 2015, from $0.4 million at December 31, 2014 to $20.8 million at September 30, 2015. The increase was primarily in connection with the implementation of the updated global corporate structure. During the three and nine months ended September 30, 2015, $1.1 million and $3.4 million was recorded to income tax expense, respectively, for the implementation. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5.5 million at September 30, 2015. A deferred charge of $20.2 million was recorded representing the future income tax which will be amortized into income tax expense over five years. Additionally, the Company recognized $4.5 million of tax benefit for a research and development tax credit during the three months ended September 30, 2015.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Level 3—These are liabilities where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$20,288	$—	$—	$20,288
U.S. Government bills	2,426	—	—	2,426
	22,714	—	—	22,714
Short-term investments:
U.S. Government and agency bills	19,184	—	—	19,184
	$41,898	$—	$—	$41,898
Liability
Put option classified as liability	$—	$—	$16	$16
Acquisition–related contingent consideration classified as liability	—	—	3,374	3,374
Warrants classified as liability	—	—	1,920	1,920
	$—	$—	$5,310	$5,310

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$19,778	$—	$—	$19,778
U.S. Government bills	1,160	—	—	1,160
	20,938	—	—	20,938
Short-term investments:
U.S. Government and agency bills	20,474	—	—	20,474
	$41,412	$—	$—	$41,412
Liability
Put option classified as liability	$—	$—	$3	$3
Acquisition–related contingent consideration classified as liability	—	—	5,680	5,680
Warrants classified as liability	—	—	—	—
	$—	$—	$5,683	$5,683
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30,
2015
Balance at beginning of period	$5,310
Acquired	—
Changes to liability-classified stock awards	2,964
Settled	—
Conversion of warrants to equity	(5,070)
Net increase in fair value	2,479
Balance at end of period	$5,683
Note 6—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(6,271)	$(6,891)	$(9,885)	$(49,831)
Basic and diluted shares:
Weighted average common shares outstanding	43,015,151	111,329,917	39,258,879	84,195,227
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$(0.06)	$(0.25)	$(0.59)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options	10,743,878	11,904,577	11,329,156	11,914,369
Restricted Stock Units	—	148,188	—	60,204
Warrants	203,030	203,030	203,030	203,030
Convertible preferred stock	53,448,243	—	53,448,243	21,731,703
Total anti-dilutive securities	64,395,151	12,255,795	64,980,429	33,909,306

Note 7—Segment and Geographic Information
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
United States	$37,311	$51,593	$104,119	$145,326
International	10,323	14,103	26,560	40,278
Revenue	$47,634	$65,696	$130,679	$185,604
No individual international country’s revenue exceeded 5% of total revenue.
Note 8—Contingencies
Tax Contingencies
The Company had reserves of $3.5 million and $2.6 million at December 31, 2014 and September 30, 2015, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability.
The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
Legal Proceedings

On May 13, 2015, a purported securities class action complaint (Altayyar v. Etsy, Inc., et al., Docket No. 1:15-cv-02785) was filed in the United States District Court for the Eastern District of New York against the Company and certain officers. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company's common stock from April 16, 2015 through and including May 10, 2015. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement and actions taken by third-party brands against Etsy sellers for trademark or copyright infringement. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On October 22, 2015, the court appointed a lead plaintiff and lead plaintiff’s counsel. The Company and the named officers intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo against the Company, certain officers, directors and underwriters. The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933.  As in the Altayyar litigation, the complaint alleges misrepresentations in the Company’s Prospectus with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement.  The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On August 20, 2015, the Company removed the case to the United States District Court for the Northern District of California (Case No. 4:15-cv-03825-PJH). On October 21, 2015, the court granted plaintiff’s motion to remand the case to the Superior Court of California, San Mateo County. The Company and the named officers and directors intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of September 30, 2015, the Company does not believe that there are any material litigation exposures relating to these other claims.

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
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. In addition to revenue, net (loss) income and other results under GAAP, the key operating and financial metrics we use are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

	(in thousands, except percentages)
GMS	$467,202	$568,787	$1,320,507	$1,646,899
Adjusted EBITDA	$4,248	$6,224	$13,783	$16,958
Active sellers	1,284	1,533	1,284	1,533
Active buyers	18,102	22,603	18,102	22,603
Percent mobile visits	55%	60%	53%	60%
Percent mobile GMS	38%	44%	37%	43%
Percent international GMS	31.6%	29.3%	31.1%	30.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

	(in thousands)		(in thousands)
Revenue:
Marketplace	$26,917	$32,232	$75,421	$92,852
Seller Services	19,392	32,329	51,812	89,378
Other	1,325	1,135	3,446	3,374
Total revenue	47,634	65,696	130,679	185,604
Cost of revenue	18,115	24,165	50,854	66,783
Gross profit	29,519	41,531	79,825	118,821
Operating expenses:
Marketing	8,808	16,542	25,042	44,295
Product development	10,077	11,406	26,911	31,487
General and administrative	13,686	15,250	34,299	53,339
Total operating expenses	32,571	43,198	86,252	129,121
Loss from operations	(3,052)	(1,667)	(6,427)	(10,300)
Other expense, net	(1,144)	(1,129)	(1,578)	(19,802)
Loss before income taxes	(4,196)	(2,796)	(8,005)	(30,102)
Provision for income taxes	(2,075)	(4,095)	(1,880)	(19,729)
Net loss	$(6,271)	$(6,891)	$(9,885)	$(49,831)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue:
Marketplace	56.5%	49.1%	57.7%	50.0%
Seller Services	40.7	49.2	39.6	48.2
Other	2.8	1.7	2.6	1.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	38.0	36.8	38.9	36.0
Gross profit	62.0	63.2	61.1	64.0
Operating expenses:
Marketing	18.5	25.2	19.2	23.9
Product development	21.2	17.4	20.6	17.0
General and administrative	28.7	23.2	26.2	28.7
Total operating expenses	68.4	65.8	66.0	69.6
Loss from operations	(6.4)	(2.5)	(4.9)	(5.5)
Other expense, net	(2.4)	(1.7)	(1.2)	(10.7)
Loss before income taxes	(8.8)	(4.3)	(6.1)	(16.2)
Provision for income taxes	(4.4)	(6.2)	(1.4)	(10.6)
Net loss	(13.2)	(10.5)	(7.6)	(26.8)

Comparison of Three Months Ended September 30, 2014 and 2015
Revenue

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$26,917	$32,232	$5,315	19.7%
Percentage of total revenue	56.5%	49.1%
Seller Services	$19,392	$32,329	$12,937	66.7%
Percentage of total revenue	40.7%	49.2%
Other	$1,325	$1,135	$(190)	(14.3)%
Percentage of total revenue	2.8%	1.7%
Total revenue	$47,634	$65,696	$18,062	37.9%
GMS increased $101.6 million, or 21.7%, to $568.8 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
During the three months ended September 30, 2015, mobile GMS increased as a percentage of total GMS to approximately 44%, up from 38% for the three months ended September 30, 2014, as a result of increased mobile traffic and, to a lesser extent, improvements in our mobile offerings for Etsy buyers.
For the three months ended September 30, 2015, international GMS decreased as a percentage of total GMS to 29.3%, from 31.6% for the three months ended September 30, 2014. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS, and that the impact of currency exchange rates contributed to the year-over-year decline in percent international GMS.
In the three months ended September 30, 2015, approximately 9% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended September 30, 2015 would have been 23.5%, or approximately 1.8 percentage points higher than the reported 21.7% growth. In addition, we believe weaker local currencies in key international markets continued to dampen the demand for U.S. dollar-denominated goods during the three months ended September 30, 2015, impacting both GMS growth and percent international GMS. In light of these factors, we estimate that the impact of currency translation on goods not listed in U.S. dollars and the impact of currency exchange rates on international buyer behavior reduced our year-over-year GMS growth rate by approximately three to five percentage points for the three months ended September 30, 2015.

Etsy sellers have historically experienced increased sales and used more Seller Services during the fourth-quarter holiday shopping season. This has resulted in increased revenue for us during the fourth quarter of each fiscal year, which can compare to lower revenue in the first quarter of the following fiscal year. While we expect these trends to continue in the fourth quarter of 2015, if currency exchange rates remain at current levels, currency translation will continue to negatively affect reported GMS growth for goods that are not listed in U.S. dollars and will also continue to dampen the demand for U.S. dollar-denominated goods from buyers outside of the United States.
Revenue increased $18.1 million, or 37.9%, to $65.7 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, of which 49.1% consisted of Marketplace revenue and 49.2% consisted of Seller Services revenue.
Marketplace revenue increased $5.3 million, or 19.7%, to $32.2 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This growth corresponded with a 21.7% increase in GMS to a total of $568.8 million for the three months ended September 30, 2015. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Active sellers increased 19.4% to 1.5 million and active buyers increased 24.9% to 22.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Seller Services revenue increased $12.9 million, or 66.7%, to $32.3 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The increase in Direct Checkout revenue reflects an increase in the number of Etsy sellers using the service and the increase in overall GMS. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product. The fourth quarter of 2015 will be the first full quarter following the anniversary of the re-launch of Promoted Listings. We expect the year-over-year revenue growth rate for Promoted Listings to decelerate significantly compared to the three months ended September 30, 2015 to a level that is below that of Direct Checkout, which is a lower-margin revenue stream. Further, we expect Direct Checkout revenue to benefit from our recent integration of PayPal. We expect this shift in Seller Services revenue growth drivers to result in a negative impact on our gross margin during the fourth quarter.
Other revenue decreased 14.3% to $1.1 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Cost of Revenue

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Cost of revenue	$18,115	$24,165	$6,050	33.4%
Percentage of total revenue	38.0%	36.8%
Cost of revenue increased $6.1 million, or 33.4%, to $24.2 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of additional costs to support the increase in Direct Checkout revenue. To a lesser extent, the increase was due to an increase in employee-related expenses, depreciation and amortization and hosting and bandwidth costs associated with ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in costs related to our technology infrastructure as compared to the growth in higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 804 total employees on September 30, 2015, compared with 757 on June 30, 2015. We expect our number of net hires in the fourth quarter of 2015 to be comparable to the three months ended September 30, 2015 and higher than the three months ended December 31, 2014.
Marketing

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Marketing	$8,808	$16,542	$7,734	87.8%
Percentage of total revenue	18.5%	25.2%
Marketing expenses increased $7.7 million, or 87.8%, to $16.5 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of an increase in spending on product listing ads and employee-related expenses in our marketing team, which includes our public relations, communications and seller development teams. The increase in marketing expenses was also impacted by business changes and reorganizations that occurred in September of 2014, moving certain teams that were previously focused on product-related projects into marketing. Excluding the impact of these changes, comparable marketing expenses in the three months ended September 30, 2015 grew 74.0% compared to the three months ended September 30, 2014. We plan to spend more on marketing in absolute dollars in the three months ended December 31, 2015 compared to both the three months ended September 30, 2015 and the three months ended December 31, 2014. Additionally, we expect overall marketing expenses to continue to increase at a higher rate than revenue in the three months ended December 31, 2015. However, we expect the growth rates for overall marketing expenses to decelerate in the three months ended December 31, 2015 compared to both the three months ended September 30, 2015 and the three months ended December 31, 2014 and for digital marketing expenses to increase at a slower rate year-over-year for the three months ended December 31, 2015 compared to the three months ended September 30, 2015.

Product development

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Product development	$10,077	$11,406	$1,329	13.2%
Percentage of total revenue	21.2%	17.4%
Product development expenses increased $1.3 million, or 13.2%, to $11.4 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of an increase in employee-related expenses in our product and engineering teams. The increase in product development expenses was also impacted by business changes and reorganizations that occurred at the end of the third quarter in 2014, moving certain teams to marketing that were previously focused on product-related projects. Excluding the impact of these changes, comparable product development expenses in the three months ended September 30, 2015 grew 18.3% compared to the three months ended September 30, 2014.
General and administrative

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
General and administrative	$13,686	$15,250	$1,564	11.4%
Percentage of total revenue	28.7%	23.2%
General and administrative expenses increased $1.6 million, or 11.4%, to $15.3 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily driven by an increase in employee-related expenses and an increase in consulting fees, mainly related to the expansion of new and existing office locations.
Other Expense, net

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Other expense, net	$(1,144)	$(1,129)	$15	(1.3)%
Percentage of total revenue	(2.4)%	(1.7)%
Other expense, net decreased 1.3% to $1.1 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Provision for income taxes	$(2,075)	$(4,095)	$(2,020)	97.3%
Percentage of total revenue	(4.4)%	(6.2)%
Our income tax provision for the three months ended September 30, 2015 was $4.1 million. Drivers of the income tax provision include the recognition of $4.8 million of tax expense related to our updated corporate structure, $4.5 million of tax benefit for an R&D tax credit, forecasted pretax income, the mix of income and losses in jurisdictions with a wide range of tax rates and the amount of non-deductible stock-based compensation expense.

Our income tax benefit for the three months ended September 30, 2014 was $2.1 million. The primary drivers of the income tax benefit are the mix of income and losses in jurisdictions with a wide range of tax rates, including the inability to benefit from losses in certain jurisdictions, the amount of non-deductible stock-based compensation expense and the unrealized loss on our warrant liability.

Comparison of Nine Months Ended September 30, 2014 and 2015
Revenue

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$75,421	$92,852	$17,431	23.1%
Percentage of total revenue	57.7%	50.0%
Seller Services	$51,812	$89,378	$37,566	72.5%
Percentage of total revenue	39.6%	48.2%
Other	$3,446	$3,374	$(72)	(2.1)%
Percentage of total revenue	2.6%	1.8%
Total revenue	$130,679	$185,604	$54,925	42.0%
GMS increased $326.4 million, or 24.7%, to $1.6 billion in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, mobile GMS increased as a percentage of total GMS to approximately 43%, up from 37% for the nine months ended September 30, 2014 as a result of increased mobile traffic and, to a lesser extent, improvements in our mobile offerings for Etsy buyers.
For the nine months ended September 30, 2015, international GMS decreased as a percentage of total GMS to 30.0%, from 31.1% for the nine months ended September 30, 2014.We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS, and that the impact of currency exchange rates contributed to the year-over-year decline in percent international GMS.
In the nine months ended September 30, 2015, approximately 9% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the nine months ended September 30, 2015 would have been 26.5%, or approximately 1.8 percentage points higher than the reported 24.7% growth. In addition, we believe weaker local currencies in key international markets continued to dampen the demand for U.S. dollar-denominated goods during the nine months ended September 30, 2015, impacting both GMS growth and percent international GMS. In light of these factors, we estimate that the impact of currency translation on goods not listed in U.S. dollars and the impact of currency exchange rates on international buyer behavior reduced our year-over-year GMS growth rate by approximately three to five percentage points for the nine months ended September 30, 2015.
Etsy sellers have historically experienced increased sales and used more Seller Services during the fourth-quarter holiday shopping season. This has resulted in increased revenue for us during the fourth quarter of each fiscal year, which can compare to lower revenue in the first quarter of the following fiscal year. While we expect these trends to continue in the fourth quarter of 2015, if currency exchange rates remain at current levels, currency translation will continue to negatively affect reported GMS growth for goods that are not listed in U.S. dollars and will also continue to dampen the demand for U.S. dollar-denominated goods from buyers outside of the United States.
Revenue increased $54.9 million, or 42.0%, to $185.6 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, of which 50.0% consisted of Marketplace revenue and 48.2% consisted of Seller Services revenue.
Marketplace revenue increased $17.4 million, or 23.1%, to $92.9 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This growth corresponded with a 24.7% increase in GMS to a total of $1.6 billion for the nine months ended September 30, 2015. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Active sellers increased 19.4% to 1.5 million and active buyers increased 24.9% to 22.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Seller Services revenue increased $37.6 million, or 72.5%, to $89.4 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The increase in Direct Checkout revenue reflects an increase in the number of Etsy sellers using the service and the increase in overall GMS. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product. The fourth quarter of 2015 will be the first full quarter following the anniversary of the re-launch of Promoted Listings. We expect the year-over-year revenue growth rate for Promoted Listings to decelerate significantly compared to the nine months ended September 30, 2015 to a level that is below that of Direct Checkout, which is a lower-margin revenue stream. Further, we expect Direct Checkout revenue to benefit from our recent integration of PayPal. We expect this shift in Seller Services revenue growth drivers to result in a negative impact on our gross margin.
Other revenue decreased $0.1 million, or 2.1%, to $3.4 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Cost of revenue	$50,854	$66,783	$15,929	31.3%
Percentage of total revenue	38.9%	36.0%
Cost of revenue increased $15.9 million, or 31.3%, to $66.8 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of additional costs to suppor the increase in Direct Checkout revenue. To a lesser extent, the increase was due to an increase in depreciation and amortization and an increase in and hosting and bandwidth costs associated with ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in costs related to our technology infrastructure as compared to the growth in higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 804 total employees on September 30, 2015, compared with 685 on December 31, 2014. We expect our number of net hires in the fourth quarter of 2015 to be comparable to the three months ended September 30, 2015 and higher than the three months ended December 31, 2014.

Marketing

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Marketing	$25,042	$44,295	$19,253	76.9%
Percentage of total revenue	19.2%	23.9%
Marketing expenses increased $19.3 million, or 76.9%, to $44.3 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of an increase in spending on product listing ads and employee-related expenses in our marketing team, which includes our public relations, communications and seller development teams. The increase in marketing expenses was also impacted by business changes and reorganizations that occurred at the end of the third quarter in 2014, moving certain teams that were previously focused on product-related projects into marketing. Excluding the impact of these changes, comparable marketing expenses in the nine months ended September 30, 2015 grew 59.3% compared to the nine months ended September 30, 2014. We plan to spend more on marketing in absolute dollars in the three months ended December 31, 2015 compared to both the three months ended September 30, 2015 and the three months ended December 31, 2014. Additionally, we expect overall marketing expenses to continue to increase at a higher rate than revenue in the three months ended December 31, 2015. However, we expect the growth rates for overall marketing expenses to decelerate in the three months ended December 31, 2015 compared to both the three months ended September 30,

2015 and the three months ended December 31, 2014 and for digital marketing expenses to increase at a slower rate year-over-year for the three months ended December 31, 2015 compared to the three months ended September 30, 2015.
Product development

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Product development	$26,911	$31,487	$4,576	17.0%
Percentage of total revenue	20.6%	17.0%
Product development expenses increased $4.6 million, or 17.0%, to $31.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of an increase in employee-related expenses in our product and engineering teams. The increase in product development expenses was also impacted by business changes and reorganizations that occurred at the end of the third quarter in 2014, moving certain teams to marketing that were previously focused on product-related projects. Excluding the impact of these changes, comparable product development expenses in the nine months ended September 30, 2015 grew 25.2% compared to the nine months ended September 30, 2014.
General and administrative

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
General and administrative	$34,299	$53,339	$19,040	55.5%
Percentage of total revenue	26.2%	28.7%
General and administrative expenses increased $19.0 million, or 55.5%, to $53.3 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by an increase in employee-related expenses, the $3.5 million expense related to the one-time contribution of cash and shares of our common stock to Etsy.org, an increase in general office expense and maintenance and increased professional services.
Other Expense, net

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Other expense, net	$(1,578)	$(19,802)	$(18,224)	NM
Percentage of total revenue	(1.2)%	(10.7)%
Other expense, net increased $18.2 million to $19.8 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of a non-cash currency exchange loss of $15.7 million largely due to intercompany debt incurred between Etsy, Inc. and Etsy Ireland in connection with our updated global corporate structure implemented on January 1, 2015. This intercompany debt is subject to continued future currency exchange risk. The increase in other expense also reflects the mark-to-market loss related to convertible warrants of $3.1 million. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments in future periods.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2014	2015	$	%

	(in thousands, except percentages)
Provision for income taxes	$(1,880)	$(19,729)	$(17,849)	NM
Percentage of total revenue	(1.4)%	(10.6)%
Our income tax provision for the nine months ended September 30, 2015 was $19.7 million. The primary driver of the income tax provision was the $14.7 million impact of our updated global corporate structure. The structure was implemented on January 1, 2015 to more closely align with our global operations and future expansion plans outside of the United States and resulted in (1) the setup of a $67.8 million deferred tax liability on the taxable gain created in the transaction and (2) a $20.2 million increase in the reserve for unrecognized tax benefits. During the nine months ended September 30, 2015, $11.3 million and $3.4 million were recorded to income tax expense associated with the recognition of the gain and the unrecognized tax benefits, respectively. Additional drivers of the income tax provision include $4.5 million of tax benefit for our R&D tax credit, forecasted pretax income, the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense, the change in the amount of our valuation allowance recorded against certain deferred tax assets, and unrealized loss on our warrant liability.

Our income tax provision for the nine months ended September 30, 2014 was $1.9 million. During the nine months ended September 30, 2014, we recognized a valuation allowance against our U.S. net deferred tax asset resulting in our inability to benefit from $1.3 million in U.S. tax losses. In addition, the variance in the benefit for income taxes from the statutory rate is impacted by the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense and the unrealized loss on our warrant liability.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);

•	Adjusted EBITDA does not reflect the impact of our contributions to Etsy.org; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

	(in thousands)		(in thousands)
Net loss	$(6,271)	$(6,891)	$(9,885)	$(49,831)
Excluding:
Interest expense, net	165	453	325	939
Provision for income taxes	2,075	4,095	1,880	19,729
Depreciation and amortization	4,465	4,968	12,492	14,041
Stock-based compensation expense	1,299	2,204	4,212	6,559
Stock-based compensation expense—acquisitions	1,448	719	1,796	3,158
Net unrealized (gain) loss on warrant and other liabilities	(35)	(3)	239	3,136
Foreign exchange loss	1,014	679	1,014	15,727
Acquisition-related expenses	88	—	1,710	—
Contribution to Etsy.org	—	—	—	3,500
Adjusted EBITDA	$4,248	$6,224	$13,783	$16,958
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of September 30,
2015
(in thousands)
Cash and cash equivalents	$266,283
Short-term investments	20,474
Accounts receivable, net	15,976
Working capital	279,700
As of September 30, 2015, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, are intended for working capital and general corporate purposes, including continued investments in the growth of our business. We also intend to increase our capital expenditures to support the growth in our business and operations, and intend to invest approximately $50 million through the middle of 2016, with up to $20 million of investment in the fourth quarter of 2015, to build out our new Brooklyn, New York headquarters. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our Credit Agreement or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Risk Factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations and through sales of preferred stock and common stock. On April 21, 2015, we closed our initial public offering, or IPO, in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO. In addition, we incurred approximately $300,000 in IPO-related expenses not deductible from IPO proceeds.
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
As of November 5, 2015, no amounts have been drawn under the Credit Agreement.
Historical Cash Flows

	Nine Months Ended September 30,
	2014	2015

	(in thousands)
Cash provided by (used in):
Operating activities	$11,986	$19,007
Investing activities	(17,292)	(18,135)
Financing activities	41,015	199,043
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
Net cash provided by operating activities was $19.0 million in the nine months ended September 30, 2015, as a result of the net loss of $49.8 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, amortization of deferred tax charges and other non-cash charges of $60.5 million and changes in our operating assets and liabilities that provided $8.3 million in cash.
Net cash provided by operating activities was $12.0 million in the nine months ended September 30, 2014, as a result of the net loss of $9.9 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $20.2 million and changes in our operating assets and liabilities that provided $1.7 million in cash.
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
Net cash used in investing activities was $18.1 million in the nine months ended September 30, 2015. This was primarily attributable to $16.8 million in capital expenditures, including $9.5 million for purchases of property and equipment and $7.3 million for website development and internal-use software and net purchases of marketable securities of $1.3 million.

Net cash used in investing activities was $17.3 million in the nine months ended September 30, 2014. This was primarily attributable to $6.9 million in capital expenditures, including $6.0 million for website development and internal-use software and $0.9 million for purchases of property and equipment, $5.3 million in restricted cash associated with the lease of our new Brooklyn, New York headquarters, $4.7 million in cash paid to acquire businesses and net purchases of marketable securities of $0.4 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $199.0 million in the nine months ended September 30, 2015. This was primarily attributable to proceeds from our initial public offering of $199.5 million, the excess tax benefit from the exercise of stock options of $2.5 million and proceeds from the exercise of stock options of $2.3 million, offset by payments related to our public offering of $2.9 million and payments on capitalized lease obligations of $2.4 million.
Net cash provided by financing activities was $41.0 million in the nine months ended September 30, 2014. This was primarily attributable to net proceeds from a common stock financing of $35.0 million and proceeds from the exercise of stock options of $7.6 million, partially offset by payments related to our public offering of $1.2 million and payments on capitalized lease obligations of $1.1 million.
Off Balance Sheet Arrangements
As of September 30, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of September 30, 2015, we have contractual obligations associated with the build-out of our new Brooklyn, New York headquarters of approximately $28 million, which will become due as the work is completed in 2015 and 2016. Aside from this, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Prospectus.
Unrecognized tax benefits totaled $0.4 million and $20.8 million at December 31, 2014 and September 30, 2015, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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
In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or disclosures.
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
In August 2015, the FASB issued an accounting standard update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance affirms our treatment of such costs, which is to defer and present the debt issuance costs as an asset and subsequently amortize the costs over the term of the line-of-credit arrangement. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or disclosures.
In September 2015, the FASB issued an accounting standard update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those discussed in the Prospectus, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $16.6 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
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
We are continuing to take steps to remediate these material weaknesses in our internal control over financial reporting. Specifically in the third quarter, we:

•
updated our systems so that we collect the necessary information to enable us to more effectively monitor and comply with applicable non-income tax accounting and filing requirements on a timely basis;

•	made additions to analytical procedures used to assess period-end accruals;

•	continued to improve the communication and coordination among our finance departments and expand cross-functional involvement and input into period-end accruals; and

•	continued the process of assessing and testing our internal control over financial reporting as part of our efforts to remediate our material weaknesses.
Except for the items described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 8—Contingencies-Legal Proceedings in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Before deciding whether to purchase shares of our common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes and all of the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occurs, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future.
We incurred net losses of $49.8 million for the nine months ended September 30, 2015 and $15.2 million, $0.8 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $82.2 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our members. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Further, our revenue growth may slow or our revenue may decline for a number of reasons, including those described in these Risk Factors.
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
Expanding our community into markets outside of the United States is an important part of our strategy. Although we have a significant number of members outside of the United States, we have limited experience in developing local markets outside the United States. The nature of the goods that Etsy sellers list in our marketplace may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. Also, visits to our marketplace from Etsy buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that a majority of the goods listed on our marketplace are denominated in U.S. dollars. Our success in markets outside the United States will be linked to our ability to attract local Etsy sellers and Etsy buyers to our platform. If we are not able to expand into markets outside of the United States successfully, our growth prospects could be harmed.
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
Continued expansion in markets outside of the United States will also require significant financial investment. These investments include marketing to attract and retain new members, developing localized services and payment processing functions, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations.
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
Our marketing efforts currently include search engine marketing, affiliate marketing, and display advertising, as well as search engine optimization, social media usage, mobile “push” notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, and those changes can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. We also obtain a significant number of visits through email advertising. If we are unable to successfully deliver emails to our members or if members do not open our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As online commerce and social networking continue to evolve, we must maintain a presence within these networks. We may be unable to develop or maintain such a presence.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
Etsy buyers primarily pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can use Direct Checkout to pay with credit cards, debit cards, bank transfers, PayPal, Apple Pay, Google Wallet and Etsy gift cards on our platform rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Direct Checkout, and a portion of our revenue is derived from Direct Checkout.
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
Further, through our agreement with our third-party credit card processor, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply.
Our ability to expand our ecosystem is important to the growth of our business.
We spend substantial time and resources creating new offerings in order to add new constituents to our ecosystem and to open new sales channels for Etsy sellers. For example, in October 2013, we expanded our ecosystem by allowing Etsy sellers to work with small-batch manufacturers and in September 2015 we announced the preliminary launch of Etsy Manufacturing, a marketplace to help Etsy sellers find and connect directly with manufacturers to form responsible partnerships.
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
We compete with retailers for Etsy sellers. In addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Intuit and Shopify.
We compete to attract, engage and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	the extent to which our Seller Services can ease the administrative tasks that an Etsy seller might encounter in running her business, including through mobile apps;

•	our policies and fees;

•	the strength of our community; and

•	our values.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have members, and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 804 employees on September 30, 2015. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
We collect, transmit and store personal and financial information provided by our members, such as names, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to some member data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information. The preventive measures we take to address these risks are costly and may become more costly in the future.
Like all online services, our platform is vulnerable to power outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of personally identifiable or other sensitive information. Cyber attacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyber attacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyber attacks becoming more sophisticated and more difficult to detect. We and our third-

party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.
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
The application of indirect taxes, such as sales and use tax, value-added tax, or VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to our members is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation to collect and remit VAT on sales of automatically-downloaded digital items, and we have implemented such collection and remittance procedures. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress is currently considering legislation, which would grant states the authority to require online merchants to collect sales tax on online sales at the time a transaction is completed. New taxes could also require us or Etsy sellers to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could make selling in our marketplace less attractive and more costly for Etsy sellers, which could adversely affect our business.
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
There was not a public market for our common stock prior to our initial public offering in April 2015 and an active trading market may not be sustainable. If trading in our common stock is not active, you may not be able to sell your shares quickly, at the market price or at all. The price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our IPO in April 2015, at a price of $16.00 per share, through November 4, 2015, our common stock's daily closing price on Nasdaq has ranged from a low of $9.97 to a high of $30.00. On November 4, 2015, the closing price of our common stock was $9.97. In addition, the trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the price of our common stock could be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in these Risk Factors and others such as:

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
The principal purposes of our initial public offering were to increase our visibility, create a public market for our common stock and facilitate our future access to the public equity markets. We currently intend to use the net proceeds from our initial public offering for working capital and general corporate purposes, including continued investments in the growth of our business. We used $300,000 of the proceeds of our initial public offering to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015. We are also using a portion of the net proceeds to fund the build-out of our new corporate headquarters. In addition, we may use a portion of the net proceeds for acquisitions of other complementary businesses, technologies or other assets. However, we have no current understandings, agreements or commitments for any specific material acquisitions at this time.
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
Our executive officers and directors and their respective affiliates beneficially own a substantial percentage of our stock and may be able to substantially influence matters subject to stockholder approval.
Our executive officers and directors and their respective affiliates hold in the aggregate approximately 37% of the voting power of our stock. Therefore, if they act together, these stockholders may be able to substantially influence matters requiring stockholder approval, such as elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.
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

All of our executive officers and directors and the holders of substantially all of our capital stock entered into lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for periods of at least 180 days, and for a portion of the shares, 270 and 360 days following our initial public offering. On October 13, 2015, following the 180-day period after our initial public offering, lock-up restrictions expired with respect to approximately 49.1 million shares, which, subject to certain limitations, became eligible for sale. In addition, approximately 6.9 million shares issuable upon the exercise of vested and exercisable stock options and 0.1 million shares issuable upon the exercise of outstanding warrants became eligible for sale.

As noted above, a portion of the shares held by our executive officers, directors and certain stockholders remain subject to lock-up agreements: approximately 21.9 million shares will become eligible for sale on each of January 11, 2016 and April 10, 2016.

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
There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. We used $300,000 of the proceeds to partially fund Etsy.org, a Delaware non-profit organization that we formed in January 2015, and a portion to fund the build-out of our new corporate headquarters. We have invested the remaining proceeds in short-term money market mutual fund accounts.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: November 5, 2015	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.