Form 10-Q
period 2016-03-31
ETSY INC
filed 2016-05-05
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 14, 2016 was 113,073,415.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 1, 2016 for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “GMS,” “International GMS,” “mobile visit” and “mobile GMS.”

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

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Given these uncertainties, you should read this report in its entirety and not place undue reliance on any forward-looking statements in this report.

Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this report. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Forward-looking statements represent our beliefs and assumptions only as of the date of this report. We disclaim any obligation to update forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2015	As of March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$271,244	$158,381
Short-term investments	21,620	111,297
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $1,920 as of December 31, 2015 and March 31, 2016, respectively	20,275	19,249
Prepaid and other current assets	9,521	9,092
Deferred tax charge—current	17,132	17,132
Funds receivable and seller accounts	19,262	25,461
Total current assets	359,054	340,612
Restricted cash	5,341	5,341
Property and equipment, net	105,021	116,480
Goodwill	27,752	28,642
Intangible assets, net	2,871	2,416
Deferred tax charge—net of current portion	51,396	41,903
Long-term investments	—	12,061
Other assets	1,626	1,721
Total assets	$553,061	$549,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,382	$13,571
Accrued expenses	31,253	22,905
Capital lease obligations—current	5,610	6,019
Funds payable and amounts due to sellers	19,262	25,461
Deferred revenue	4,712	5,036
Other current liabilities	4,903	4,367
Total current liabilities	80,122	77,359
Capital lease obligations—net of current portion	7,571	6,789
Deferred tax liabilities	61,420	61,419
Facility financing obligation	51,804	51,804
Other liabilities	21,646	22,274
Total liabilities	222,563	219,645
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2015 and March 31, 2016; 112,563,354 and 113,011,624 shares issued and outstanding as of December 31, 2015 and March 31 2016, respectively)	113	113
Additional paid-in capital	406,020	411,208
Accumulated deficit	(86,440)	(85,248)
Accumulated other comprehensive income	10,805	3,458
Total stockholders’ equity	330,498	329,531
Total liabilities and stockholders’ equity	$553,061	$549,176

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2015	2016
Revenue	$58,543	$81,847
Cost of revenue	20,709	27,911
Gross profit	37,834	53,936
Operating expenses:
Marketing	12,210	15,847
Product development	10,009	12,230
General and administrative	20,457	19,076
Total operating expenses	42,676	47,153
(Loss) income from operations	(4,842)	6,783
Other (expense) income:
Interest expense and amortization of deferred financing costs	(193)	(538)
Interest and other income	15	441
Net unrealized gain on warrant and other liabilities	12	—
Foreign exchange (loss) gain	(20,853)	8,120
Total other (expense) income	(21,019)	8,023
(Loss) income before income taxes	(25,861)	14,806
Provision for income taxes	(10,725)	(13,614)
Net (loss) income	$(36,586)	$1,192
Net (loss) income per share:
Basic	$(0.84)	$0.01
Diluted	$(0.84)	$0.01
Weighted average common shares outstanding:
Basic	43,703,508	112,129,470
Diluted	43,703,508	115,368,566

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2016
Net (loss) income	$(36,586)	$1,192
Other comprehensive income (loss):
Cumulative translation adjustment	15,056	(7,439)
Unrealized gains on marketable securities, net of tax	4	92
Other comprehensive income (loss)	15,060	(7,347)
Comprehensive loss	$(21,526)	$(6,155)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance as of December 31, 2015	112,563,354	$113	$406,020	$(86,440)	$10,805	$330,498
Stock-based compensation expense	—	—	2,704	—	—	2,704
Exercise of vested options	446,395	—	1,223	—	—	1,223
Vesting of restricted stock units	1,875	—	(13)	—	—	(13)
Stock expense-acquisitions	—	—	240	—	—	240
Excess tax benefit from the exercise of options	—	—	1,034	—	—	1,034
Other comprehensive loss	—	—	—	—	(7,347)	(7,347)
Net income	—	—	—	1,192	—	1,192
Balance as of March 31, 2016	113,011,624	$113	$411,208	$(85,248)	$3,458	$329,531

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities
Net (loss) income	$(36,586)	$1,192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	2,133	2,581
Stock-based compensation expense-acquisitions	1,841	656
Contribution of stock to Etsy.org	3,200	—
Depreciation and amortization expense	4,341	4,731
Bad debt expense	767	341
Foreign exchange loss (gain)	20,853	(8,120)
Amortization of debt issuance costs	31	45
Interest on marketable securities	—	(258)
Net unrealized gain on warrant and other liabilities	(12)	—
Loss on disposal of assets	332	492
Amortization of deferred tax charge	7,918	9,493
Excess tax benefit from exercise of stock options	(2,472)	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	46	799
Funds receivable and seller accounts	(1,911)	(5,913)
Prepaid expenses and other current assets	3,100	472
Other assets	182	(140)
Accounts payable	(419)	173
Accrued liabilities	3,969	(10,819)
Funds payable and amounts due to sellers	1,912	5,913
Deferred revenue	216	279
Other liabilities	(546)	903
Net cash provided by operating activities	8,895	1,786
Cash flows from investing activities
Purchases of property and equipment	(1,852)	(10,870)
Development of internal-use software	(2,428)	(2,168)
Purchases of marketable securities	(5,400)	(108,289)
Sales of marketable securities	3,055	6,901
Net cash used in investing activities	(6,625)	(114,426)
Cash flows from financing activities
Proceeds from exercise of stock options	1,188	1,223
Excess tax benefit from the exercise of stock options	2,472	1,034
Payments on capitalized lease obligations	(503)	(1,355)
Deferred payments on acquisition of business	—	(649)
Payments relating to public offering	(1,482)	—
Net cash provided by financing activities	1,675	253
Effect of exchange rate changes on cash	(2,865)	(476)
Net increase (decrease) in cash and cash equivalents	1,080	(112,863)
Cash and cash equivalents at beginning of period	69,659	271,244
Cash and cash equivalents at end of period	$70,739	$158,381

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2016
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$1,324	$982
Stock-based compensation capitalized in development of capitalized software	$63	$123
Non-cash additions to development of internal-use software and property and equipment	$330	$1,966
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$1,187	$—
Non-cash addition to capitalized public offering costs	$778	$—

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy operates a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. The Company generates revenue primarily from transaction and listing fees, Promoted Listings, Direct Checkout fees and Shipping Label sales.
Initial Public Offering
On April 21, 2015, the Company completed an initial public offering (the “IPO”) in which it issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO.
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

Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in these interim financial statements. Specifically, in the consolidated statement of cash flows for the three months ended Match 31, 2015, the Company reclassified certain amounts previously included in deferred income taxes into changes in operating assets and liabilities to conform to the current year presentation. This reclassification had no impact on total cash flows provided by operating activities for the period.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2016, the consolidated statements of cash flows for the three months ended March 31, 2015 and 2016, and the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2016, results of operations for the three months ended March 31, 2015 and 2016 and cash flows for the three months ended March 31, 2015 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three-month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the

Etsy, Inc.
Notes to Consolidated Financial Statements

Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016 (the “Annual Report”).
There have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.
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
In April 2015, the FASB issued an accounting standard under which customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no material impact to the current period consolidated financial statements.
In August 2015, the FASB issued an accounting standard update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance affirms the Company's treatment of such costs, which is to defer and present the debt issuance costs as an asset and subsequently amortize the costs over the term of the line-of-credit arrangement. The new standard is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no impact to the current period consolidated financial statements.
In September 2015, the FASB issued an accounting standard update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a

Etsy, Inc.
Notes to Consolidated Financial Statements

measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no impact to the current period consolidated financial statements.
In February 2016, the FASB issued an accounting standard update that requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In March 2016, the FASB issued an accounting standard update for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
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
The amended Credit Agreement contains customary representations and warranties applicable to the Company and its subsidiaries and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries. The negative covenants include restrictions on, among other things, indebtedness, liens, investments, mergers, dispositions, transactions with affiliates and dividends and other distributions. These restrictions do not prohibit a subsidiary of the Company from making pro rata payments to the Company or any other person that owns an equity interest in such subsidiary. The amended Credit Agreement contains a financial covenant that requires the Company and its subsidiaries to maintain a total leverage ratio (defined as net debt to adjusted EBITDA) not to exceed 3.50 to 1.00.
As amended, the Credit Agreement includes customary events of default, including a change in control and a cross-default on the Company’s material indebtedness. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company and its subsidiaries’ assets, and its obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.
At March 31, 2016, the Company did not have any borrowings under the Credit Agreement.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Stock-based Compensation

The Company's 2015 Equity Incentive Plan (the “2015 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards to employees, directors and consultants. The number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's Board of Directors. The Board of Directors approved an increase of 2,814,083 shares available for issuance under the 2015 Plan as of January 4, 2016. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At March 31, 2016, 17,549,262 shares were authorized under the 2015 Plan, and 15,130,321 shares were available for future grant.
In the three months ended March 31, 2016, we granted nonqualified stock options and RSUs to eligible participants. Options have a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date.  In general, for newly-hired employees, options generally vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, for current employees who receive an additional grant, options vest ratably each month over a 48-month period. In general, for newly-hired employees, RSUs vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who receive an additional grant, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant.
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
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Three Months Ended March 31,
	2015	2016
Volatility	40.4% - 42.7%	44.2% - 44.6%
Risk-free interest rate	1.3% - 1.3%	1.5% - 1.9%
Expected term (in years)	5.58 - 6.08	6.02 - 6.08
Dividend rate	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company's options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	11,068,859	$6.94
Granted	1,012,402	8.35
Exercised	(446,395)	2.74
Forfeited/Cancelled	(194,650)	11.21
Outstanding at March 31, 2016	11,440,216	7.18	7.08	$32,991,516
Total exercisable at March 31, 2016	7,102,871	5.13	6.12	29,646,421
Total vested and expected to vest at March 31, 2016	10,994,483	7.02	7.02	32,718,638

The weighted-average grant date fair value of options granted in the three months ended March 31, 2015 and March 31, 2016 was $7.19 and $3.69, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2015 and March 31, 2016 was $6.7 million and $2.4 million, respectively, and the total fair value of awards vested in the three months ended March 31, 2015 and March 31, 2016 was $2.1 million and $3.3 million, respectively. The total unrecognized compensation at March 31, 2016 was $16.9 million, which will be recognized over a weighted-average period of 2.7 years.

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	395,846	$13.70
Granted	1,253,657	8.31
Vested	(3,500)	11.49
Forfeited/Cancelled	(23,195)	12.35
Unvested at March 31, 2016	1,622,808	9.56
Total expected to vest at March 31, 2016	1,421,340	9.54

The total unrecognized compensation at March 31, 2016 was $12.6 million, which will be recognized over a weighted-average period of 3.8 years.

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Cost of revenue	$408	$200
Marketing	103	178
Product development	544	857
General and administrative	2,919	2,002
Total stock-based compensation expense	$3,974	$3,237

The total stock-based compensation expense in the three months ended March 31, 2015 and 2016 includes $1.8 million and $0.7 million in acquisition-related stock-based compensation expense, respectively.
Note 4—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may eventually result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a

Etsy, Inc.
Notes to Consolidated Financial Statements

deferred tax liability in the amount of $66.0 million on the taxable gain created in the transaction. A deferred charge was recorded for the same amount representing the future income tax which will be amortized into income tax expense over five years. During the three months ended March 31, 2015 and March 31, 2016, $7.9 million and $9.5 million, respectively, was recorded to income tax expense.

The amount of unrecognized tax benefits, included within “Other liabilities” on the consolidated balance sheets, increased $0.4 million in the three months ended March 31, 2016, from $22.2 million at December 31, 2015 to $22.6 million at March 31, 2016. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $9.0 million at March 31, 2016.
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
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$212,390	$—	$—	$212,390
U.S. Government bills	3	—	—	3
	212,393	—	—	212,393
Short-term investments:
U.S. Government and agency bills	21,620	—	—	21,620
	$234,013	$—	$—	$234,013
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$2,357	$2,357
	$—	$—	$2,357	$2,357

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$90,411	$—	$—	$90,411
U.S. Government bills	4,515	—	—	4,515
	94,926	—	—	94,926
Short-term investments:
Commercial paper	—	20,938	—	20,938
Corporate bonds	—	54,014	—	54,014
U.S. Government and agency bills	32,292	—	—	32,292
Yankee bonds	—	4,053	—	4,053
	32,292	79,005	—	111,297
Long-term investments:
Corporate bonds	—	3,035	—	3,035
U.S. Government and agency bills	9,026	—	—	9,026
	9,026	3,035	—	12,061
	$136,244	$82,040	$—	$218,284
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$2,773	$2,773
	$—	$—	$2,773	$2,773
Level 1 instruments include money market funds and AAA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include fixed-income funds consisting of investments in commercial paper, corporate bonds and yankee bonds, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
Level 3 instruments include contingent consideration classified as liability in connection with the acquisition of ALM. The contingent consideration is classified as liability due to its affiliation with a related put option, which will expire upon vesting of the underlying consideration, and its fair value is determined based on the fair value of the Company's common stock at the period-end reporting date.
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31,
2016
Balance at beginning of period	$2,357
Acquired	—
Changes to liability-classified stock awards	416
Settled	—
Balance at end of period	$2,773

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Marketable Securities
Short- and long-term investments consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2015
U.S. Government and agency bills	$21,636	$(16)	$—	$21,620
	$21,636	$(16)	$—	$21,620
March 31, 2016
Commercial paper	$20,938	$—	$—	$20,938
Corporate bonds	56,982	(5)	72	57,049
U.S. Government and agency bills	41,310	(5)	13	41,318
Yankee bonds	4,052	—	1	4,053
	$123,282	$(10)	$86	$123,358
The Company’s investments in marketable securities consist primarily of investments in fixed-income funds, money market funds, and AAA-rated U.S. Government and agency bills. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.
Note 7—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2016
Numerator:
Net (loss) income	$(36,586)	$1,192
Net income allocated to participating securities under the two-class method	—	(7)
Net (loss) income applicable to common stockholders	$(36,586)	$1,185

Denominator:
Weighted average common shares outstanding—basic (1)	43,703,508	112,129,470
Common equivalent shares from options to purchase common stock and restricted stock units	—	3,161,056
Dilutive effect of assumed conversion of warrants	—	78,040
Weighted average common shares outstanding—diluted (1)	43,703,508	115,368,566

Net (loss) income per share applicable to common stockholders—basic	$(0.84)	$0.01
Net (loss) income per share applicable to common stockholders—diluted	$(0.84)	$0.01

(1) 618,718 shares of unvested restricted stock are considered participating securities and are excluded from basic and diluted common shares outstanding.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2015	2016
Stock options	12,009,423	4,394,503
Restricted stock units	—	613,861
Warrants	203,030	—
Convertible preferred stock	53,448,243	—
Total anti-dilutive securities	65,660,696	5,008,364
Note 8—Segment and Geographic Information
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2016
United States	$45,752	$63,041
International	12,791	18,806
Revenue	$58,543	$81,847
No individual international country’s revenue exceeded 10% of total revenue.
Note 9—Contingencies
Tax Contingencies
The Company had reserves of $2.6 million and $2.7 million at December 31, 2015 and March 31, 2016, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Company and the named officers and directors intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo, against the Company, certain officers, directors and underwriters. The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933.  As in the Altayyar litigation, the complaint alleges misrepresentations in the Company’s Registration Statement on Form S-1 and Prospectus with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees.

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
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of March 31, 2016, the Company does not believe that there are any material litigation exposures relating to these other claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016. This discussion, particularly information with respect to our outlook, our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K.
Overview
We operate a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. Our business model is based on shared success: we make money when Etsy sellers make money. Our revenue is diversified, generated from a mix of marketplace activities and the services we provide to Etsy sellers to help them create and grow their businesses.
Marketplace revenue is made up of two components: the $0.20 listing fee that an Etsy seller pays for each item she lists and the 3.5% transaction fee she pays for each completed transaction. Seller Services revenue includes the fees our Etsy sellers pay Etsy for services, which include Promoted Listings, our ad service for prominent placement in on-site search results, Direct Checkout, our payment processing service, and Shipping Labels, which allows Etsy sellers to purchase shipping labels through our platform. Other revenue includes the fees we receive from a third-party payment processor and funds the Company receives from a third-party service provider for unused Etsy gift cards.
As of March 31, 2016, through our innovative, technology-based platform, we connected a community of 1.6 million active Etsy sellers and 25.0 million active Etsy buyers, in nearly every country in the world. In the three months ended March 31, 2016, Etsy sellers generated GMS of $629.9 million, of which slightly more than 47% came from purchases made on mobile devices. We are a global company and 30.3% of our GMS in the three months ended March 31, 2016 came from an Etsy seller or an Etsy buyer outside of the United States.
We completed our initial public offering (the “IPO”) of our common stock on April 21, 2015.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. In addition to revenue, net (loss) income and other results under GAAP, the key operating and financial metrics we use are:

	Three Months Ended March 31,
	2015	2016

	(in thousands, except percentages)
GMS	$531,915	$629,853
Adjusted EBITDA	$6,673	$14,751
Active sellers	1,428	1,603
Active buyers	20,837	25,027
Percent mobile visits	59%	63%
Percent mobile GMS	43%	47%
Percent international GMS	30.5%	30.3%

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
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized gain on warrant and other liabilities; foreign exchange loss (gain); and our contributions to Etsy.org. See “Non-GAAP Financial Measures” for additional information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP.
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

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended March 31,
	2015	2016

	(in thousands)
Revenue:
Marketplace	$30,151	$35,730
Seller Services	27,279	43,533
Other	1,113	2,584
Total revenue	58,543	81,847
Cost of revenue	20,709	27,911
Gross profit	37,834	53,936
Operating expenses:
Marketing	12,210	15,847
Product development	10,009	12,230
General and administrative	20,457	19,076
Total operating expenses	42,676	47,153
(Loss) income from operations	(4,842)	6,783
Other (expense) income, net	(21,019)	8,023
(Loss) income before income taxes	(25,861)	14,806
Provision for income taxes	(10,725)	(13,614)
Net (loss) income	$(36,586)	$1,192

	Three Months Ended March 31,
	2015	2016
Revenue:
Marketplace	51.5%	43.7%
Seller Services	46.6	53.2
Other	1.9	3.2
Total revenue	100.0	100.0
Cost of revenue	35.4	34.1
Gross profit	64.6	65.9
Operating expenses:
Marketing	20.9	19.4
Product development	17.1	14.9
General and administrative	34.9	23.3
Total operating expenses	72.9	57.6
(Loss) income from operations	(8.3)	8.3
Other (expense) income, net	(35.9)	9.8
(Loss) income before income taxes	(44.2)	18.1
Provision for income taxes	(18.3)	(16.6)
Net (loss) income	(62.5)	1.5

Comparison of Three Months Ended March 31, 2015 and 2016
Revenue

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$30,151	$35,730	$5,579	18.5%
Percentage of total revenue	51.5%	43.7%
Seller Services	$27,279	$43,533	$16,254	59.6%
Percentage of total revenue	46.6%	53.2%
Other	$1,113	$2,584	$1,471	132.2%
Percentage of total revenue	1.9%	3.2%
Total revenue	$58,543	$81,847	$23,304	39.8%
GMS increased $97.9 million, or 18.4%, to $629.9 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
During the three months ended March 31, 2016, mobile GMS increased as a percentage of total GMS to slightly more than 47%, up from approximately 43% for the three months ended March 31, 2015, as a result of increased mobile traffic and, to a lesser extent, improvements in our mobile offerings for Etsy buyers. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow in 2016.
For the three months ended March 31, 2016, international GMS decreased as a percentage of total GMS to 30.3%, from 30.5% for the three months ended March 31, 2015. We expect our percent international GMS to remain stable in 2016, assuming that currencies remain stable compared to average levels in December 2015. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS, and that the impact of currency exchange rates contributed to the slight year-over-year decline in percent international GMS.
In the three months ended March 31, 2016, approximately 11% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2016 would have been 19.1%, or approximately 0.7 percentage points higher than the as-reported 18.4% growth. As we begin to anniversary the major gains of the U.S. dollar against global currencies, it is more difficult to estimate the indirect impact of currency exchange rates on international buyer behavior and GMS growth. We believe, however, that the continued decline of GMS between international buyers and U.S. sellers, which was down approximately 11% year-over-year in the first quarter, is indicative of the ongoing impact of currency valuation.
Revenue increased $23.3 million, or 39.8%, to $81.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, of which 43.7% of the total consisted of Marketplace revenue and 53.2% consisted of Seller Services revenue. Additionally, we recognized $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider during the first quarter of 2016. Excluding this one-time payment, revenue would have increased 36.9% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Marketplace revenue increased $5.6 million, or 18.5%, to $35.7 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This growth corresponded with an 18.4% increase in GMS to a total of $629.9 million for the three months ended March 31, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Active sellers increased 12.3% to 1.6 million and active buyers increased 20.1% to 25.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Seller Services revenue increased $16.3 million, or 59.6%, to $43.5 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and an increase in average margin per label. Seller Services revenue continued to outpace growth in Marketplace revenue in the first quarter of 2016. We expect Seller Services revenue related to our existing offerings to continue to grow in 2016, driven by increased adoption and product enhancements. Additionally, we expect to see contributions to revenue related to new product launches and types of Seller Services, including Pattern by Etsy, which enables sellers to create their own custom websites and launched early in the second quarter of this year. We do not expect the incremental revenue related to new product launches and types of Seller Services, including Pattern by Etsy, to be material in comparison to total revenue in 2016.
Other revenue increased 132.2% to $2.6 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, mainly due to the recognition of $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider. This represents the cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. Future unused gift card revenue will be recognized monthly as earned and is not anticipated to be significant in future periods.

Cost of Revenue

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Cost of revenue	$20,709	$27,911	$7,202	34.8%
Percentage of total revenue	35.4%	34.1%
Cost of revenue increased $7.2 million, or 34.8%, to $27.9 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs as well as the impact of gift card revenue.
Operating Expenses
There were 852 total employees on March 31, 2016, compared with 819 on December 31, 2015. We expect our number of net hires in the three months ended June 30, 2016 to increase as compared to both the three months ended March 31, 2016 and June 30, 2015.
Marketing

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Marketing	$12,210	$15,847	$3,637	29.8%
Percentage of total revenue	20.9%	19.4%
Marketing expenses increased $3.6 million, or 29.8%, to $15.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of an increase in spending on product listing ads and affiliate marketing campaigns and employee-related expenses in our marketing team, which includes our public relations, communications and seller development teams. During the second quarter of 2016 we expect to accelerate our pace of marketing spend compared with the first quarter. Overall in 2016, we expect marketing expenses as a percentage of revenue to decline, which will create leverage in our operating cost structure.

Product development

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Product development	$10,009	$12,230	$2,221	22.2%
Percentage of total revenue	17.1%	14.9%
Product development expenses increased $2.2 million, or 22.2%, to $12.2 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams.
General and administrative

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
General and administrative	$20,457	$19,076	$(1,381)	(6.8)%
Percentage of total revenue	34.9%	23.3%
General and administrative expenses decreased $1.4 million, or 6.8%, to $19.1 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily driven by a one-time contribution of $3.2 million to Etsy.org during the first quarter of 2015. Removing the impact of this contribution, general and administrative expenses would have increased 10.5%, driven by an increase in professional services mainly related to compliance with Sarbanes-Oxley and rent expense related to new office locations. We also benefited from a mark-to-market adjustment that lowered our stock-based compensation expense related to the acquisition of ALM in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We expect general and administrative expenses as a percent of revenue will increase in 2016 as compared to 2015 driven by expenses associated with our new headquarters and Sarbanes-Oxley compliance.
Other (Expense) Income, net

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Other (expense) income, net	$(21,019)	$8,023	$29,042	(138.2)%
Percentage of total revenue	(35.9)%	9.8%
Other expense, net was $21.0 million in the three months ended March 31, 2015 mainly due to a foreign exchange loss largely made up of a non-cash unrealized currency loss due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. Other income, net was $8.0 million in the three months ended March 31, 2016 mainly due to a foreign exchange gain related to the same structure.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Provision for income taxes	$(10,725)	$(13,614)	$(2,889)	26.9%
Percentage of total revenue	(18.3)%	(16.6)%
Our income tax provision for the three months ended March 31, 2015 and March 31, 2016 was $10.7 million and $13.6 million, respectively. The primary driver of our income tax provision was the tax expense related to our updated corporate structure of $7.9 million and $9.5 million in the three months ended March 31, 2015 and 2016, respectively. Other drivers include forecasted pretax income, the disallowance of the benefit of losses in certain foreign jurisdictions, the mix of income and losses in jurisdictions with a wide range of tax rates, and the amount of non-deductible stock-based compensation expense.

Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized gain on warrant and other liabilities; foreign exchange loss (gain) and contributions to Etsy.org. Below is a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2016

	(in thousands)
Net (loss) income	$(36,586)	$1,192
Excluding:
Interest and other non-operating expense, net	178	97
Provision for income taxes	10,725	13,614
Depreciation and amortization	4,341	4,731
Stock-based compensation expense	2,133	2,581
Stock-based compensation expense—acquisitions	1,841	656
Net unrealized gain on warrant and other liabilities	(12)	—
Foreign exchange loss (gain)	20,853	(8,120)
Contribution to Etsy.org	3,200	—
Adjusted EBITDA	$6,673	$14,751

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short- and long-term investments, accounts receivable and working capital:

As of March 31,
2016
(in thousands)
Cash and cash equivalents	$158,381
Short-term investments	111,297
Accounts receivable, net	19,249
Long-term investments	12,061
Working capital	263,253
As of March 31, 2016, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for working capital purposes and to invest in the build-out of our new Brooklyn, New York headquarters and other capital expenditures related to new office spaces globally to support the growth in our business and operations. Through March 31, 2016, we have invested approximately $20 million into the new Brooklyn, New York headquarters. As planned, we intend to invest up to a total of $50 million in build-out costs.
During the first quarter of 2016, our short- and long-term investments, a majority of which were held in fixed-income funds and AAA-rated U.S. Government and agency securities, increased as the result of our investment of excess working capital funds into short-term instruments aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. All investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement (described below under "Credit Facility"), will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our "Risk Factors" in this report and in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K.
Sources of Liquidity
On April 21, 2015, we completed our initial public offering, or IPO, in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO. In addition, we incurred approximately $300,000 in IPO-related expenses not deductible from IPO proceeds.
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, or the Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 2—Debt” in the Notes to Consolidated Financial Statements.
As of May 5, 2016, no amounts have been drawn under the Credit Agreement.

Historical Cash Flows

	Three Months Ended March 31,
	2015	2016

	(in thousands)
Cash provided by (used in):
Operating activities	$8,895	$1,786
Investing activities	(6,625)	(114,426)
Financing activities	1,675	253
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
Net cash provided by operating activities was $1.8 million in the three months ended March 31, 2016, as a result of the net income of $1.2 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, amortization of deferred tax charges and other non-cash charges of $8.9 million and changes in our operating assets and liabilities that used $8.3 million in cash.
Net cash provided by operating activities was $8.9 million in the three months ended March 31, 2015, as a result of the net loss of $36.6 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $38.9 million and changes in our operating assets and liabilities that provided $6.6 million in cash.
Net Cash Used in Investing Activities
During the first quarter of 2016, we made a significant investment of our excess cash balances into short- and long-term marketable securities. Our other primary investing activities consisted of capital expenditures, including investments in website development and internal-use software and purchases of property and equipment to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
Net cash used in investing activities was $114.4 million in the three months ended March 31, 2016. This was primarily attributable to net purchases of marketable securities of $101.4 million and $13.0 million in capital expenditures, including $10.9 million for purchases of property and equipment and $2.1 million for website development and internal-use software.
Net cash used in investing activities was $6.6 million in the three months ended March 31, 2015. This was primarily attributable to $4.3 million in capital expenditures, including $2.4 million for website development and internal-use software and $1.9 million for purchases of property and equipment and net purchases of marketable securities of $2.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million in the three months ended March 31, 2016. This was primarily attributable to proceeds from the exercise of stock options of $1.2 million, and excess tax benefit from the exercise of stock options of $1.0 million, offset by payments on capitalized lease obligations of $1.3 million and a deferred payment related to the acquisition of ALM of $0.6 million.
Net cash provided by financing activities was $1.7 million in the three months ended March 31, 2015. This was primarily attributable to the excess tax benefit from the exercise of stock options of $2.5 million and proceeds from the exercise of stock options of $1.2 million, offset by payments related to our public offering of $1.5 million and payments on capitalized lease obligations of $0.5 million.
Off Balance Sheet Arrangements
As of March 31, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
There were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $22.2 million and $22.6 million at December 31, 2015 and March 31, 2016, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, website development costs and internal-use software, price allocations for business combinations, valuation of goodwill and intangible assets, leases and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no changes in our significant accounting policies, which are disclosed in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Annual Report.
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
In April 2015, the FASB issued an accounting standard under which customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance in the first quarter of 2016 noting no material impact to our current period consolidated financial statements.
In August 2015, the FASB issued an accounting standard update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance affirms our treatment of such costs, which is to defer and present the debt issuance costs as an asset and subsequently amortize the costs over the term of the line-of-credit arrangement. The new standard is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance in the first quarter of 2016 noting no impact to our current period consolidated financial statements.
In September 2015, the FASB issued an accounting standard update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance in the first quarter of 2016 noting no impact to our current period consolidated financial statements.
In February 2016, the FASB issued an accounting standard update that requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016, compared to those discussed in the Annual Report, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $28.4 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 9—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” in our Annual Report on Form 10-K and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future.
We generated net income of $1.2 million for the three months ended March 31, 2016 and incurred losses of $54.1 million, $15.2 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $85.2 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our community. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

Further, our revenue growth rate, particularly our marketplace revenue, may continue to decelerate in the future for a number of reasons, including the gradual deceleration of our GMS growth rate. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior quarterly or annual periods as an indication of our future performance.
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
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business, our ecosystem and expanding the Etsy Economy, which is one of our key strategies. We may take actions that we believe will benefit our business and our ecosystem and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example:

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
Etsy buyers primarily pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can use Direct Checkout on our platform to pay with credit cards, debit cards, bank transfers, PayPal, and, in certain markets, Apple Pay, Google Wallet and Etsy gift cards, rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Direct Checkout, and a portion of our revenue is derived from Direct Checkout.
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
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands. We spend substantial time and resources understanding the needs of Etsy sellers and Etsy buyers and responding to them. For example, we enhance our Seller Services, search and discovery functionality and the member experience on a regular basis. We also focus on providing additional Seller Services and tools to help Etsy sellers manage and scale their businesses. For example, in 2015, we introduced calculated shipping, which helps automate the most time-consuming aspects of determining shipping costs for Etsy sellers. In addition, we enhanced Direct Checkout by integrating PayPal payments, which enables Etsy sellers to accept PayPal on our platform and reach more Etsy buyers. In addition, in 2016, we introduced Pattern by Etsy, which enables Etsy sellers to create their own custom websites, Shop Home, a product that brings a new modern look and feel to Etsy with each shop's landing page, and Shop Videos, a tool that allows Etsy sellers to record, edit and share videos about themselves and their shops with Etsy buyers. Offering high-impact Seller Services is one of our key strategies.
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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods available in our marketplace may be reduced. This would cause sales in our marketplace to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, we believe that currency exchange rates are dampening the demand from buyers outside the United States for goods denominated in U.S. dollars, which is impacting our GMS. As of March 31, 2016, approximately 89% of our GMS was denominated in U.S. dollars.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 852 employees on March 31, 2016. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 9—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters, in connection with the litigation described in this Quarterly Report on Form 10-Q and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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

As described in our Annual Report on Form 10-K, we previously identified two material weaknesses in our internal control over financial reporting, which we remediated as of December 31, 2015. If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements on a timely basis, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since shares of our common stock were sold in our IPO in April 2015, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $30.00 through May 5, 2016. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Annual Report, as well as how those results and metrics compare to analyst and investor expectations;

•	forward-looking statements related to our financial projections, our failure to meet or exceed our financial projections or changes in our financial projections;

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. Stock prices of many technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 9—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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

As we have previously described, all of our executive officers and directors and certain major holders of our capital stock entered into lock-up agreements with the underwriters of our initial public offering that restrict these stockholders’ ability to transfer a portion of their shares of our common stock for a period of 360 days following our initial public offering. The approximately 21.9 million shares that remained subject to lock-up agreements became freely tradeable on April 10, 2016.
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
The remainder of the information required by this item regarding the use of our initial public offering proceeds has been omitted pursuant to SEC rules because such information has not changed since the date of our last periodic report.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (of Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2016 (1)	1,625	$8.26	—	—
February 1 - 29, 2016 (1)	—	—	—	—
March 1 - 31, 2016 (1)	—	—	—	—
Total	1,625	$8.26	—	—
(1) Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: May 5, 2016	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.