Form 10-Q
period 2016-06-30
ETSY INC
filed 2016-08-04
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-36911
_________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	20-4898921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Adams Street, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip code)

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

The number of shares of common stock outstanding as of July 15, 2016 was 113,741,588.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “GMS,” “International GMS,” “mobile visit” and “mobile GMS.”

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2015	As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$271,244	$167,482
Short-term investments	21,620	110,718
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $1,772 as of December 31, 2015 and June 30, 2016, respectively	20,275	19,507
Prepaid and other current assets	9,521	8,972
Deferred tax charge—current	17,132	17,132
Funds receivable and seller accounts	19,262	22,966
Total current assets	359,054	346,777
Restricted cash	5,341	5,341
Property and equipment, net	105,021	125,754
Goodwill	27,752	28,147
Intangible assets, net	2,871	1,877
Deferred tax charge—net of current portion	51,396	42,128
Other assets	1,626	932
Total assets	$553,061	$550,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,382	$7,574
Accrued expenses	31,253	29,448
Capital lease obligations—current	5,610	6,347
Funds payable and amounts due to sellers	19,262	22,966
Deferred revenue	4,712	5,199
Other current liabilities	4,903	2,977
Total current liabilities	80,122	74,511
Capital lease obligations—net of current portion	7,571	6,098
Deferred tax liabilities	61,420	61,420
Facility financing obligation	51,804	53,145
Other liabilities	21,646	22,761
Total liabilities	222,563	217,935
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2015 and June 30, 2016; 112,563,354 and 113,672,931 shares issued and outstanding as of December 31, 2015 and June 30, 2016, respectively)	113	114
Additional paid-in capital	406,020	417,981
Accumulated deficit	(86,440)	(92,559)
Accumulated other comprehensive income	10,805	7,485
Total stockholders’ equity	330,498	333,021
Total liabilities and stockholders’ equity	$553,061	$550,956

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$61,365	$85,349	$119,908	$167,196
Cost of revenue	21,909	29,098	42,618	57,009
Gross profit	39,456	56,251	77,290	110,187
Operating expenses:
Marketing	15,543	17,205	27,753	33,052
Product development	10,072	11,840	20,081	24,070
General and administrative	17,632	22,537	38,089	41,613
Total operating expenses	43,247	51,582	85,923	98,735
(Loss) income from operations	(3,791)	4,669	(8,633)	11,452
Other (expense) income:
Interest expense and amortization of deferred financing costs	(351)	(1,803)	(544)	(2,341)
Interest and other income	43	470	58	911
Net unrealized loss on warrant and other liabilities	(3,151)	—	(3,139)	—
Foreign exchange gain (loss)	5,805	(6,386)	(15,048)	1,734
Total other income (loss)	2,346	(7,719)	(18,673)	304
(Loss) income before income taxes	(1,445)	(3,050)	(27,306)	11,756
Provision for income taxes	(4,909)	(4,261)	(15,634)	(17,875)
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.61)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	96,503,149	113,045,888	70,403,009	112,760,531

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)
Other comprehensive (loss) income:
Cumulative translation adjustment	(4,644)	4,011	10,412	(3,428)
Unrealized gains on marketable securities, net of tax	1	16	5	108
Total other comprehensive (loss) income	(4,643)	4,027	10,417	(3,320)
Comprehensive loss	$(10,997)	$(3,284)	$(32,523)	$(9,439)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance as of December 31, 2015	112,563,354	$113	$406,020	$(86,440)	$10,805	$330,498
Stock-based compensation expense	—	—	6,301	—	—	6,301
Exercise of vested options	1,035,963	1	2,893	—	—	2,894
Vesting of restricted stock units, net of shares withheld	29,949	—	(180)	—	—	(180)
Exercise of warrants	97,931	—	159	—	—	159
Shares withheld in net exercise of warrants	(17,920)	—	(159)	—	—	(159)
Retirement of restricted shares	(36,346)	—	—	—	—	—
Stock expense—acquisitions	—	—	459	—	—	459
Conversion of liability-classified restricted shares upon vesting	—	—	1,942	—	—	1,942
Excess tax benefit from the exercise of options	—	—	546	—	—	546
Other comprehensive loss	—	—	—	—	(3,320)	(3,320)
Net loss	—	—	—	(6,119)	—	(6,119)
Balance as of June 30, 2016	113,672,931	$114	$417,981	$(92,559)	$7,485	$333,021

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities
Net loss	$(42,940)	$(6,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	4,355	6,033
Stock-based compensation expense—acquisitions	2,439	1,472
Contribution of stock to Etsy.org	3,200	—
Depreciation and amortization expense	9,073	9,834
Bad debt expense	1,642	681
Foreign exchange loss (gain)	15,048	(1,734)
Amortization of debt issuance costs	73	91
Non-cash interest expense	—	1,287
Interest income on marketable securities	—	(573)
Net unrealized loss on warrant and other liabilities	3,139	—
Loss on disposal of assets	411	766
Amortization of deferred tax charge	9,883	9,267
Excess tax benefit from exercise of stock options	(1,382)	(546)
Changes in operating assets and liabilities:
Accounts receivable	(210)	135
Funds receivable and seller accounts	(585)	(3,630)
Prepaid expenses and other current assets	1,373	453
Other assets	(81)	593
Accounts payable	(929)	(5,804)
Accrued liabilities	8,233	1,288
Funds payable and amounts due to sellers	585	3,630
Deferred revenue	529	469
Other liabilities	(224)	1,442
Net cash provided by operating activities	13,632	19,035
Cash flows from investing activities
Purchases of property and equipment	(4,544)	(26,278)
Development of internal-use software	(5,123)	(5,611)
Purchases of marketable securities	(13,236)	(108,216)
Sales of marketable securities	10,883	19,799
Net cash used in investing activities	(12,020)	(120,306)
Cash flows from financing activities
Repurchase of stock	—	(180)
Proceeds from public offering	199,467	—
Proceeds from exercise of stock options	2,058	2,894
Excess tax benefit from the exercise of stock options	1,382	546
Payments on capitalized lease obligations	(1,254)	(2,810)
Deferred payments on acquisition of business	—	(649)
Payments relating to public offering	(2,491)	—
Net cash provided by (used in) financing activities	199,162	(199)
Effect of exchange rate changes on cash	(2,278)	(2,292)
Net increase (decrease) in cash and cash equivalents	198,496	(103,762)
Cash and cash equivalents at beginning of period	69,659	271,244
Cash and cash equivalents at end of period	$268,155	$167,482

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2016
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$7,356	$2,074
Stock-based compensation capitalized in development of capitalized software	$223	$267
Non-cash additions to development of internal-use software and property and equipment	$798	$9,800
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$1,915	$—
Non-cash addition to capitalized public offering costs	$1,630	$—

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
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2016, the consolidated statements of cash flows for the six months ended June 30, 2015 and 2016 and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2015 and 2016 and cash flows for the six months ended June 30, 2015 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016 (the “Annual Report”).
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

The Company's quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized and changes in the laws, regulations and administrative practices of the jurisdictions in which the Company operates.

Build-to-Suit Lease
In May 2016, the Company took possession of its corporate headquarters in Brooklyn upon substantial completion of the construction phase of the build-out. Upon completion of the project, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 - Leases, to determine the appropriateness of removing the previously capitalized assets from the consolidated balance sheets. The Company concluded that components of “continuing involvement" were evident as a result of this review, precluding the derecognition of the related assets from the consolidated balance sheets. In conjunction with the lease, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.
Recently Issued Accounting Pronouncements
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Pronouncements
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

Etsy, Inc.
Notes to Consolidated Financial Statements

As amended, the Credit Agreement includes customary events of default, including a change in control and a cross-default on the Company’s material indebtedness. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company and its subsidiaries’ assets, and its obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.
At June 30, 2016, the Company did not have any borrowings under the Credit Agreement.
Note 3—Stock-based Compensation

The Company's 2015 Equity Incentive Plan (the “2015 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards to employees, directors and consultants. The number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's Board of Directors. The Board of Directors approved an increase of 2,814,083 shares available for issuance under the 2015 Plan as of January 4, 2016. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At June 30, 2016, 17,549,262 shares were authorized under the 2015 Plan, and 14,701,850 shares were available for future grant.
In the three and six months ended June 30, 2016, the Company granted nonqualified stock options and RSUs to eligible participants. Options have a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date.  In general, for newly-hired employees, options vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, for current employees who receive an additional grant, options vest ratably each month over a 48-month period. In general, for newly-hired employees, RSUs vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who receive an additional grant, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the inputs below. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant for time periods that approximate the expected life of the option awards. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The requisite service period is generally four years from the date of grant. The fair value of RSUs is determined based on the closing price of the Company's common stock on Nasdaq on the grant date.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Volatility	40.4% - 45.0%	44.3% - 44.6%	40.4% - 45.0%	44.2% - 44.6%
Risk-free interest rate	1.4% - 1.7%	1.2% - 1.5%	1.3% - 1.7%	1.2% - 1.9%
Expected term (in years)	5.5 - 6.1	5.5 - 6.3	5.5 - 6.1	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company's options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	11,068,859	$6.94
Granted	1,322,157	8.57
Exercised	(1,035,963)	2.79
Forfeited/Cancelled	(636,414)	10.07
Outstanding at June 30, 2016	10,718,639	7.36	6.78	$36,195,028
Total exercisable at June 30, 2016	7,105,222	5.67	5.84	32,475,823
Total vested and expected to vest at June 30, 2016	10,512,831	7.28	6.74	36,075,287

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Weighted average grant date fair value of options granted	$6.95	$4.09	$7.10	$3.78
Intrinsic value of options exercised	3,961,415	3,722,306	10,679,283	6,110,175
Fair value of awards vested	1,543,309	2,873,120	3,592,891	6,208,730

The total unrecognized compensation at June 30, 2016 was $17.9 million, which will be recognized over a weighted-average period of 2.64 years.

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	395,846	$13.70
Granted	1,876,671	7.82
Vested	(51,613)	10.04
Forfeited/Cancelled	(65,690)	9.92
Unvested at June 30, 2016	2,155,214	8.78
Total expected to vest at June 30, 2016	1,932,855	8.81

The total unrecognized compensation at June 30, 2016 was $17.2 million, which will be recognized over a weighted-average period of 3.58 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of revenue	$124	$250	$532	$451
Marketing	126	221	229	402
Product development	681	1,026	1,225	1,883
General and administrative	1,889	2,771	4,808	4,769
Total stock-based compensation expense	$2,820	$4,268	$6,794	$7,505

The total stock-based compensation expense in the three months ended June 30, 2015 and 2016 includes $0.6 million and $0.8 million in acquisition-related stock-based compensation expense, respectively.

The total stock-based compensation expense in the six months ended June 30, 2015 and 2016 includes $2.4 million and $1.5 million in acquisition-related stock-based compensation expense, respectively.
Note 4—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may eventually result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $66.0 million on the taxable gain created in the transaction. A deferred charge was recorded for the same amount representing the future income tax which will be amortized into income tax expense over five years. During the three and six months ended June 30, 2016, the Company recorded $0.2 million of income tax benefit and $9.3 million of income tax expense, respectively.

The amount of unrecognized tax benefits included in the consolidated balance sheets increased $0.5 million in the six months ended June 30, 2016, from $22.2 million at December 31, 2015 to $22.7 million at June 30, 2016. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $9.1 million at June 30, 2016.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2016 (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$212,390	$—	$—	$212,390
U.S. Government bills	3	—	—	3
	212,393	—	—	212,393
Short-term investments:
U.S. Government and agency bills	21,620	—	—	21,620
	$234,013	$—	$—	$234,013
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$2,357	$2,357
	$—	$—	$2,357	$2,357

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$86,675	$—	$—	$86,675
U.S. Government bills	11,215	—	—	11,215
	97,890	—	—	97,890
Short-term investments:
Commercial paper	—	14,974	—	14,974
Corporate bonds	—	57,019	—	57,019
U.S. Government and agency bills	34,664	—	—	34,664
Yankee bonds	—	4,061	—	4,061
	34,664	76,054	—	110,718
	$132,554	$76,054	$—	$208,608
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$1,428	$1,428
	$—	$—	$1,428	$1,428
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
Level 3 instruments include contingent consideration classified as a liability in connection with the acquisition of ALM. The contingent consideration is classified as a liability due to its affiliation with a related put option, which will expire upon vesting of the underlying consideration, and its fair value is determined based on the fair value of the Company's common stock at the period-end reporting date.

Etsy, Inc.
Notes to Consolidated Financial Statements

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30, 2016
Balance at beginning of period	$2,357
Acquired	—
Changes to liability-classified stock awards	1,013
Settled	—
Conversion of liability-classified restricted shares upon vesting	(1,942)
Balance at end of period	$1,428

Note 6—Marketable Securities
Short-term investments consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2015
U.S. Government and agency bills	$21,636	$(16)	$—	$21,620
	$21,636	$(16)	$—	$21,620
June 30, 2016
Commercial paper	$14,974	$—	$—	$14,974
Corporate bonds	56,959	(2)	62	57,019
U.S. Government and agency bills	34,632	(1)	33	34,664
Yankee bonds	4,061	—	—	4,061
	$110,626	$(3)	$95	$110,718
The Company’s investments in marketable securities consist primarily of investments in fixed-income funds, money market funds and AAA-rated U.S. Government and agency bills. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)
Basic and diluted shares:
Weighted average common shares outstanding	96,503,149	113,045,888	70,403,009	112,760,531
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$(0.06)	$(0.61)	$(0.05)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options	12,020,426	11,129,114	11,919,345	11,155,837
Restricted stock units	30,794	1,941,768	15,482	1,395,452
Warrants	203,030	36,590	203,030	67,261
Convertible preferred stock	12,334,210	—	32,777,652	—
Total anti-dilutive securities	24,588,460	13,107,472	44,915,509	12,618,550
Note 8—Segment and Geographic Information
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
United States	$47,981	$64,773	$93,733	$127,814
International	13,384	20,576	26,175	39,382
Revenue	$61,365	$85,349	$119,908	$167,196
No individual international country’s revenue exceeded 10% of total revenue.
Note 9—Contingencies
Non-Income Tax Contingencies
The Company had reserves of $2.6 million and $1.8 million at December 31, 2015 and June 30, 2016, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability.
The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.

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
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of June 30, 2016, the Company does not believe that there are any material litigation exposures relating to these other claims.

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
Overview
We operate a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. Our business model is based on shared success: we make money when Etsy sellers make money, so we also offer services to Etsy sellers to help them create and grow their businesses.
Our revenue is diversified, generated from a mix of marketplace activities and Seller Services. Marketplace revenue is made up of two components: the $0.20 listing fee that an Etsy seller pays for each item she lists and the 3.5% transaction fee she pays for each completed transaction. Seller Services revenue includes the fees our Etsy sellers pay Etsy for services, which include Promoted Listings, our ad service for prominent placement in on-site search results, Direct Checkout, our payment processing service, Shipping Labels, which allows Etsy sellers to purchase shipping labels through our platform, and Pattern by Etsy, our subscription service enabling sellers to create their own custom website. Other revenue includes the fees we receive from Paypal, a third-party payment processor, and funds we receive from a third-party service provider for unused Etsy gift cards.
As of June 30, 2016, through our innovative, technology-based platform, we connected a community of 1.7 million active Etsy sellers and 26.1 million active Etsy buyers, in nearly every country in the world. In the three and six months ended June 30, 2016, Etsy sellers generated GMS of $669.7 million and $1.3 billion, respectively, of which slightly more than 47% came from purchases made on mobile devices. We are a global company and 30.7% and 30.5% of our GMS in the three and six months ended June 30, 2016, respectively, came from an Etsy seller or an Etsy buyer outside of the United States.
We completed our initial public offering (the “IPO”) of our common stock on April 21, 2015.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. The key operating and financial metrics we use are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(in thousands, except percentages)
GMS	$546,197	$669,704	$1,078,112	$1,298,871
Revenue	$61,365	$85,349	$119,908	$167,196
Marketplace revenue	$30,469	$37,405	$60,620	$73,135
Seller Services revenue	$29,770	$47,069	$57,049	$90,602
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)
Adjusted EBITDA	$4,061	$14,040	$10,734	$28,791

Active sellers	1,484	1,654	1,484	1,654
Active buyers	21,697	26,104	21,697	26,104
Percent mobile visits	60%	64%	60%	63%
Percent mobile GMS	43%	47%	43%	47%
Percent international GMS	30.2%	30.7%	30.4%	30.5%

GMS
Gross merchandise sales, or GMS, is the dollar value of items sold in our marketplace within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by us. GMS relates only to Marketplace activity and does not reflect Seller Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, the health of our ecosystem and the scale and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized loss on warrant and other liabilities; foreign exchange (gain) loss; and our contributions to Etsy.org. See “Non-GAAP Financial Measures” for additional information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Direct Checkout, Promoted Listings, Shipping Labels, Pattern and Wholesale enrollment. An Etsy seller is someone who has created an account and has listed an item in our marketplace. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(in thousands)		(in thousands)
Revenue:
Marketplace	$30,469	$37,405	$60,620	$73,135
Seller Services	29,770	47,069	57,049	90,602
Other	1,126	875	2,239	3,459
Total revenue	61,365	85,349	119,908	167,196
Cost of revenue	21,909	29,098	42,618	57,009
Gross profit	39,456	56,251	77,290	110,187
Operating expenses:
Marketing	15,543	17,205	27,753	33,052
Product development	10,072	11,840	20,081	24,070
General and administrative	17,632	22,537	38,089	41,613
Total operating expenses	43,247	51,582	85,923	98,735
(Loss) income from operations	(3,791)	4,669	(8,633)	11,452
Other income (expense), net	2,346	(7,719)	(18,673)	304
(Loss) income before income taxes	(1,445)	(3,050)	(27,306)	11,756
Provision for income taxes	(4,909)	(4,261)	(15,634)	(17,875)
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue:
Marketplace	49.7%	43.8%	50.6%	43.7%
Seller Services	48.5	55.1	47.6	54.2
Other	1.8	1.0	1.9	2.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	35.7	34.1	35.5	34.1
Gross profit	64.3	65.9	64.5	65.9
Operating expenses:
Marketing	25.3	20.2	23.1	19.8
Product development	16.4	13.9	16.7	14.4
General and administrative	28.7	26.4	31.8	24.9
Total operating expenses	70.5	60.4	71.7	59.1
(Loss) income from operations	(6.2)	5.5	(7.2)	6.8
Other income (expense), net	3.8	(9.0)	(15.6)	0.2
(Loss) income before income taxes	(2.4)	(3.6)	(22.8)	7.0
Provision for income taxes	(8.0)	(5.0)	(13.0)	(10.7)
Net loss	(10.4)	(8.6)	(35.8)	(3.7)

Comparison of Three Months Ended June 30, 2015 and 2016
Revenue

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$30,469	$37,405	$6,936	22.8%
Percentage of total revenue	49.7%	43.8%
Seller Services	$29,770	$47,069	$17,299	58.1%
Percentage of total revenue	48.5%	55.1%
Other	$1,126	$875	$(251)	(22.3)%
Percentage of total revenue	1.8%	1.0%
Total revenue	$61,365	$85,349	$23,984	39.1%
GMS increased $123.5 million, or 22.6%, to $669.7 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth in the second quarter of 2016 would have been 23.1%, or approximately 0.5 percentage points higher than the as-reported 22.6% growth. Supporting this growth in GMS, active sellers increased 11.5% to 1.7 million and active buyers increased 20.3% to 26.1 million at June 30, 2016 compared to June 30, 2015.
During the three months ended June 30, 2016, mobile GMS increased as a percentage of total GMS to slightly more than 47%, up from approximately 43% for the three months ended June 30, 2015, as a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. During the second quarter, conversion rates increased across desktop, mobile web and mobile app. Desktop conversion rates expanded at a pace similar to overall mobile conversion rates, and as a result,the gap between mobile visits and mobile GMS remained stable. Year-over-year, mobile app and mobile web GMS each continued to grow faster than desktop GMS during the three months ended June 30, 2016. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the three months ended June 30, 2016, international GMS increased as a percentage of total GMS to 30.7%, from 30.2% for the three months ended June 30, 2015. We expect our percent international GMS to remain stable in 2016, assuming that currencies remain stable compared to average levels in December 2015. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS. The improved performance in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between international buyers and sellers, both in the same country and cross-border. We continue to believe the decline of GMS between U.S. sellers and international buyers, which declined 8% in the second quarter, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate. Finally, GMS growth between international buyers and sellers in the same country has been the fastest growing category of international GMS for several quarters. Excluding our French marketplace ALM, GMS growth between international buyers and sellers in the same country accelerated to 67% year-over-year during the second quarter. Although this is still our smallest category of international GMS, it has grown in size, which we believe demonstrates the progress we are making on our strategy to build local marketplaces, globally.
Revenue increased $24.0 million, or 39.1%, to $85.3 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, of which 43.8% of the total consisted of Marketplace revenue and 55.1% consisted of Seller Services revenue.
Marketplace revenue increased $6.9 million, or 22.8%, to $37.4 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This growth corresponded with a 22.6% increase in GMS to a total of $669.7 million for the three months ended June 30, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $17.3 million, or 58.1%, to $47.1 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal. We believe that the Paypal integration will remain a driver of year-over-year growth in Direct Checkout and Seller Services revenue until we anniversary this event in the fourth quarter of 2016. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels and, to a lesser extent, a modest contribution from Pattern by Etsy, our newest Seller Service that we launched in April.

The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Growth in Seller Services revenue continued to outpace growth in Marketplace revenue in the second quarter of 2016. We expect Seller Services revenue related to our existing offerings to continue to grow in 2016, driven by increased adoption and product enhancements. Additionally, we expect to see modest contributions to revenue related to new product launches and types of Seller Services, including Pattern by Etsy. We do not expect the incremental revenue related to these new product launches and types of Seller Services to be material in comparison to total revenue in 2016.
Other revenue decreased 22.3% to $0.9 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, mainly due to the reduction of fees from Paypal, a third-party payment processor, as a result of its integration into Direct Checkout.

Cost of Revenue

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Cost of revenue	$21,909	$29,098	$7,189	32.8%
Percentage of total revenue	35.7%	34.1%
Cost of revenue increased $7.2 million, or 32.8%, to $29.1 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs.
Operating Expenses
Overall in 2016, we expect total operating expenses as a percentage of revenue to decline, which will create leverage in our operating cost structure. There were 921 total employees on June 30, 2016, compared with 852 on March 31, 2016. We expect to continue to hire at the same pace in the three months ended September 30, 2016 as compared to both the three months ended June 30, 2016 and September 30, 2015.
Marketing

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Marketing	$15,543	$17,205	$1,662	10.7%
Percentage of total revenue	25.3%	20.2%
Marketing expenses increased $1.7 million, or 10.7%, to $17.2 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily as a result of an increase in employee-related expenses in our marketing team, which includes our public relations, communications and seller development teams, while digital marketing spend decreased. During the second half of 2016, we expect to accelerate our pace of marketing spend compared with the first half, but overall, as a percent of revenue, marketing will decrease in 2016.

Product development

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Product development	$10,072	$11,840	$1,768	17.6%
Percentage of total revenue	16.4%	13.9%
Product development expenses increased $1.8 million, or 17.6%, to $11.8 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams.
General and administrative

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
General and administrative	$17,632	$22,537	$4,905	27.8%
Percentage of total revenue	28.7%	26.4%
General and administrative expenses increased $4.9 million, or 27.8%, to $22.5 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily driven by an increase in employee-related costs, overhead related to our new office locations, including depreciation expense related to our new Brooklyn headquarters and professional services mainly related to compliance with Sarbanes-Oxley. We expect general and administrative expense to increase in the second half of 2016 due to additional overhead expenses related to our new Brooklyn headquarters.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Other income (expense), net	$2,346	$(7,719)	$(10,065)	NM
Percentage of total revenue	3.8%	(9.0)%
Other income, net was $2.3 million in the three months ended June 30, 2015 mainly due to a foreign exchange gain largely made up of a non-cash unrealized currency gain due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. The gain was partially offset by the mark-to-market loss related to convertible warrants. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments. Other expense, net was $7.7 million in the three months ended June 30, 2016 mainly due to a foreign exchange loss related to the intercompany debt in addition to interest expense largely associated with the build-to-suit lease accounting related to our new corporate headquarters.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Provision for income taxes	$(4,909)	$(4,261)	$648	(13.2)%
Percentage of total revenue	(8.0)%	(5.0)%
Our income tax provision for the three months ended June 30, 2015 and June 30, 2016 was $4.9 million and $4.3 million, respectively. The primary driver of our income tax provision for the three months ended June 30, 2015 was the tax expense related to our updated corporate structure of $2.0 million. The primary driver of our income tax provision for the three months ended June 30, 2016 was an increase in our forecasted pretax income. For both periods, other drivers include the disallowance of the benefit of losses in certain foreign jurisdictions, the mix of income and losses in jurisdictions with a wide range of tax rates, and the amount of non-deductible stock-based compensation expense.
Comparison of Six Months Ended June 30, 2015 and 2016
Revenue

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$60,620	$73,135	$12,515	20.6%
Percentage of total revenue	50.6%	43.7%
Seller Services	$57,049	$90,602	$33,553	58.8%
Percentage of total revenue	47.6%	54.2%
Other	$2,239	$3,459	$1,220	54.5%
Percentage of total revenue	1.9%	2.1%
Total revenue	$119,908	$167,196	$47,288	39.4%
GMS increased $220.8 million, or 20.5%, to $1.3 billion in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the six months ended June 30, 2016 would have been 21.1%, or approximately 0.6 percentage points higher than the reported 20.5% growth. Supporting this growth in GMS, active sellers increased 11.5% to 1.7 million and active buyers increased 20.3% to 26.1 million at June 30, 2016 compared to June 30, 2015.
During the six months ended June 30, 2016, mobile GMS increased as a percentage of total GMS to slightly more than 47%, up from approximately 43% for the six months ended June 30, 2015 as a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. For the six months ended June 30, 2016, conversion rates increased across desktop, mobile web and mobile app. Desktop conversion rates expanded at a pace similar to overall mobile conversion rates, and as a result, the gap between mobile visits and mobile GMS remained stable. Year-over-year, mobile app and mobile web GMS each continued to grow faster than desktop GMS during the six months ended June 30, 2016. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the six months ended June 30, 2016, international GMS increased as a percentage of total GMS to 30.5%, from 30.4% for the six months ended June 30, 2015. We expect our percent international GMS to remain stable in 2016, assuming that currencies remain stable compared to average levels in December 2015. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS. The improved performance in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between international buyers and sellers, both in the same country and cross-border. We continue to believe the decline of GMS between U.S. sellers and international buyers, which decreased 9% in the six months ended June 30, 2016, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate. Finally, GMS growth between international buyers and sellers in the same country has been the fastest growing category of international GMS for several quarters. Excluding our French marketplace ALM, GMS growth between international buyers and sellers in the same country accelerated to 62% year-over-year during the six months ended June 30, 2016. Although this is still our smallest category of international GMS, it has grown in size, which we believe demonstrates the progress we are making on our strategy to build local marketplaces, globally.
Revenue increased $47.3 million, or 39.4%, to $167.2 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, of which 43.7% consisted of Marketplace revenue and 54.2% consisted of Seller Services revenue. Additionally, we recognized $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider during the first quarter of 2016. Excluding this one-time payment, revenue would have increased 38.0% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Marketplace revenue increased $12.5 million, or 20.6%, to $73.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This growth corresponded with a 20.5% increase in GMS to a total of $1.3 billion for the six months ended June 30, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $33.6 million, or 58.8%, to $90.6 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal. We believe that the Paypal integration will remain a driver of year-over-year growth in Direct Checkout and Seller Services revenue until we anniversary this event in the fourth quarter of 2016. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels and, to a lesser extent, a modest contribution from Pattern by Etsy, our newest Seller Service that we launched in April. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Seller Services revenue continued to outpace growth in Marketplace revenue in the first half of 2016. We expect Seller Services revenue related to our existing offerings to continue to grow in 2016, driven by increased adoption and product enhancements. Additionally, we expect to see modest contributions to revenue related to new product launches and types of Seller Services, including Pattern by Etsy. We do not expect the incremental revenue related to these new product launches and types of Seller Services to be material in comparison to total revenue in 2016.
Other revenue increased $1.2 million, or 54.5%, to $3.5 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, mainly due to the recognition of $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider. This represents the three-year cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. Future unused gift card revenue will be recognized monthly as earned and is not anticipated to be significant in future periods. This increase was partially offset by a reduction of fees from Paypal, a third-party payment processor, as a result of its integration into Direct Checkout.

Cost of Revenue

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Cost of revenue	$42,618	$57,009	$14,391	33.8%
Percentage of total revenue	35.5%	34.1%
Cost of revenue increased $14.4 million, or 33.8%, to $57.0 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs.

Operating Expenses
Overall in 2016, we expect total operating expenses as a percentage of revenue to decline, which will create leverage in our operating cost structure. There were 921 total employees on June 30, 2016, compared with 819 on December 31, 2015. We expect to continue to hire at the same pace in the second half of 2016 compared to the six months ended June 30, 2016 and higher than the six months ended December 31,2015.
Marketing

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Marketing	$27,753	$33,052	$5,299	19.1%
Percentage of total revenue	23.1%	19.8%
Marketing expenses increased $5.3 million, or 19.1%, to $33.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of an increase in spending on employee-related expenses and affiliate marketing campaigns in our marketing team, which includes our public relations, communications and seller development teams. During the second half of 2016, we expect to accelerate our pace of marketing spend compared with the first half, but overall, as a percent of revenue, marketing will decrease in 2016.
Product development

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Product development	$20,081	$24,070	$3,989	19.9%
Percentage of total revenue	16.7%	14.4%
Product development expenses increased $4.0 million, or 19.9%, to $24.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams.
General and administrative

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
General and administrative	$38,089	$41,613	$3,524	9.3%
Percentage of total revenue	31.8%	24.9%
General and administrative expenses increased $3.5 million, or 9.3%, to $41.6 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by an increase in professional services mainly related to compliance with Sarbanes-Oxley, overhead related to our new office locations, including depreciation expense related to our new Brooklyn headquarters and employee-related costs. This increase was partially offset by a one-time contribution of $3.5 million to Etsy.org during the first half of 2015. Removing the impact of this contribution, general and administrative expenses would have increased 20.3%. We expect general and administrative expense to increase in the second half of 2016 due to additional overhead expenses related to our new Brooklyn headquarters.

Other Expense (Income), net

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Other expense (income), net	$(18,673)	$304	$18,977	NM
Percentage of total revenue	(15.6)%	0.2%
Other expense, net was $18.7 million in the six months ended June 30, 2015 mainly due to a foreign exchange loss largely made up of a non-cash unrealized currency loss due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. The loss was in addition to the mark-to-market loss related to convertible warrants. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments. Other income, net was $0.3 million in the six months ended June 30, 2016 mainly due to interest expense largely associated with the build-to-suit lease accounting related to our new corporate headquarters partially offset by a foreign exchange gain related to the intercompany debt and interest income.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Provision for income taxes	$(15,634)	$(17,875)	$(2,241)	14.3%
Percentage of total revenue	(13.0)%	(10.7)%

Our income tax provision for the six months ended June 30, 2015 and June 30, 2016 was $15.6 million and $17.9 million, respectively. The primary driver of our income tax provision was the tax expense related to our updated corporate structure of $9.9 million and $9.3 million in the six months ended June 30, 2015 and 2016, respectively. For both periods, other drivers include forecasted pretax income, the disallowance of the benefit of losses in certain foreign jurisdictions, the mix of income and losses in jurisdictions with a wide range of tax rates, and the amount of non-deductible stock-based compensation expense.
Other Events

In July 2016, our third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Direct Checkout, which required Etsy to develop a short-term manual solution. At this time, we do not expect the financial impact of these payment processing delays and complications to have a material impact on our future results of operations; however, we are continuing to evaluate the impact, if any, that this issue may have on our future financial results, control environment and business.

Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized loss on warrant and other liabilities; foreign exchange (gain) loss and contributions to Etsy.org. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA because it is a key measure used by our management and board of directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platform.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange (gain) loss;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense;

•	Adjusted EBITDA does not reflect the impact of our contributions to Etsy.org; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

	(in thousands)		(in thousands)
Net loss	$(6,354)	$(7,311)	$(42,940)	$(6,119)
Excluding:
Interest and other non-operating expense, net (1)	308	1,333	486	1,430
Provision for income taxes	4,909	4,261	15,634	17,875
Depreciation and amortization (1)	4,732	5,103	9,073	9,834
Stock-based compensation expense	2,222	3,452	4,355	6,033
Stock-based compensation expense—acquisitions	598	816	2,439	1,472
Net unrealized loss on warrant and other liabilities	3,151	—	3,139	—
Foreign exchange (gain) loss	(5,805)	6,386	15,048	(1,734)
Contribution to Etsy.org (2)	300	—	3,500	—
Adjusted EBITDA	$4,061	$14,040	$10,734	$28,791

(1) During the three and six months ended June 30, 2016, we recognized $0.6 million of depreciation expense and $1.3 million of interest expense related to our new corporate headquarters under build-to-suit accounting requirements.

(2) Etsy made a one-time contribution of 188,235 shares of common stock totaling $3.2 million and cash of $0.3 million to Etsy.org during the first and second quarters of 2015, respectively.

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of June 30, 2016
(in thousands)
Cash and cash equivalents	$167,482
Short-term investments	110,718
Accounts receivable, net	19,507
Working capital	272,266
As of June 30, 2016, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for working capital purposes and to invest in the build-out of our new Brooklyn, New York headquarters and other capital expenditures related to new office spaces globally to support the growth in our business and operations. Through June 30, 2016, we have invested approximately $32 million into the new Brooklyn, New York headquarters. As planned, we intend to invest up to a total of $50 million in build-out costs.
During the first quarter of 2016, our short-term investments, a majority of which were held in fixed-income funds and AAA-rated U.S. Government and agency securities, increased as the result of our investment of excess working capital funds into short-term instruments aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. All investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
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
Sources of Liquidity
On April 21, 2015, we completed our initial public offering, or IPO, in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO. In addition, we incurred approximately $0.3 million in IPO-related expenses not deductible from IPO proceeds.
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
As of August 4, 2016, no amounts have been drawn under the Credit Agreement.

Historical Cash Flows

	Six Months Ended June 30,
	2015	2016

	(in thousands)
Cash provided by (used in):
Operating activities	$13,632	$19,035
Investing activities	(12,020)	(120,306)
Financing activities	199,162	(199)
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
Net cash provided by operating activities was $19.0 million in the six months ended June 30, 2016, as a result of the net loss of $6.1 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, amortization of deferred tax charges and other non-cash charges of $26.6 million and changes in our operating assets and liabilities that used $1.5 million in cash.
Net cash provided by operating activities was $13.6 million in the six months ended June 30, 2015, as a result of the net loss of $42.9 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $47.8 million and changes in our operating assets and liabilities that provided $8.7 million in cash.
Net Cash Used in Investing Activities
During the first quarter of 2016, we made a significant investment of our excess cash balances into short-term marketable securities. Our other primary investing activities consisted of capital expenditures, including investments in website development and internal-use software and purchases of property and equipment to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
Net cash used in investing activities was $120.3 million in the six months ended June 30, 2016. This was primarily attributable to net purchases of marketable securities of $88.4 million and $31.9 million in capital expenditures, including $26.3 million for purchases of property and equipment and $5.6 million for website development and internal-use software.
Net cash used in investing activities was $12.0 million in the six months ended June 30, 2015. This was primarily attributable to $9.6 million in capital expenditures, including $5.1 million for website development and internal-use software and $4.5 million for purchases of property and equipment and net purchases of marketable securities of $2.4 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.2 million in the six months ended June 30, 2016. This was primarily attributable to proceeds from the exercise of stock options of $2.9 million, and excess tax benefit from the exercise of stock options of $0.5 million, offset by payments on capitalized lease obligations of $2.8 million, a deferred payment related to the acquisition of ALM of $0.6 million and stock repurchase of $0.2 million.
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
Off Balance Sheet Arrangements
As of June 30, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
As of June 30, 2016, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $22.2 million and $22.7 million at December 31, 2015 and June 30, 2016, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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
Recent Accounting Pronouncements
Under the JOBS Act, we meet the definition of an emerging growth company until December 31, 2016. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016, compared to those discussed in the Annual Report, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $33.1 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred a net loss of $6.1 million for the six months ended June 30, 2016 and incurred net losses of $54.1 million, $15.2 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of June 30, 2016, we had an accumulated deficit of $92.6 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our community. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

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
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these Risk Factors as well as the following:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of marketplace transactions and Etsy sellers’ use of Seller Services;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	the amount and timing of our operating expenses;

•	the timing and success of new services and features we introduce;

•	our success in executing on our four key strategies;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	disruptions or defects in our marketplace, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of our revised global corporate structure that was implemented on January 1, 2015; and

•	economic and market conditions, such as currency fluctuations and global events.

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
The trustworthiness of our marketplace and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us, our platform, or our policies and guidelines, even if factually incorrect or based on isolated incidents;

•	an inability to gain the trust of prospective buyers;

•	disruptions or defects in our marketplace, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	lack of awareness of our policies;

•	changes to our policies that members of our community perceive as inconsistent with our values or that are not clearly articulated;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplace;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our values.
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

The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine marketing, affiliate marketing, and display advertising, as well as search engine optimization, social media usage, mobile “push” notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. We also obtain a significant number of visits through email advertising. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As online commerce and social networking evolve, we must continue to maintain a presence within these networks.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
Etsy buyers primarily pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can use Direct Checkout on our platform to pay with credit cards, debit cards, bank transfers, PayPal, and, in certain markets, Apple Pay and Etsy gift cards, rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Direct Checkout, and a significant portion of our revenue is derived from Direct Checkout.
We have engaged third-party service providers to perform underlying compliance, card processing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business would be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, our third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Direct Checkout, which required Etsy to develop a short-term manual solution. At this time, we do not expect the financial impact of these payment processing delays and complications to have a material impact on our results of operations for the third quarter of 2016; however, we are continuing to evaluate the impact, if any, that this issue may have on our future financial results, control environment and business. If our third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop using Direct Checkout, stop listing new items for sale or even close their accounts altogether.
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
Further, through our agreement with our third-party payment processor, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules could lead to increased fees for Etsy sellers, which may negatively impact Direct Checkout usage and our marketplace.
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
Macroeconomic conditions and global events may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods available in our marketplace may be reduced. This would cause sales in our marketplace to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, we believe that currency exchange rates are dampening the demand from buyers outside the United States for goods denominated in U.S. dollars, which is impacting our GMS. As of June 30, 2016, approximately 89% of our GMS was denominated in U.S. dollars.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 921 employees on June 30, 2016. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and newer laws and regulations focused on the Internet and online commerce, such as payment systems, privacy, anti-spam, data security and protection, electronic contracts, intellectual property and consumer protection. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to the Internet as many of these laws do not address the unique issues raised by the Internet or online commerce.
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
In some cases, non-U.S. privacy, data security and protection, consumer protection, e-commerce and other laws and regulations are more restrictive than those in the United States and are enforced aggressively. For example, the European Union traditionally has imposed stricter obligations and provided for more onerous penalties under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we display, collect and use consumer information and may necessitate unfavorable product changes for our non-U.S. users.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report for the year ended December 31, 2016, we will be required to provide a management report on internal control over financial reporting, and our independent registered public accounting firm will be required to attest to our management report. In preparation of being able to provide such a report and attestation, we continue to make progress in documenting, assessing and testing our internal control over financial reporting.

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
Natural disasters and other adverse weather and climate conditions, public health crises, political crises, such as terrorist attacks, war and other political instability, or other unexpected events, could disrupt our operations, Internet or mobile networks, or the operations of one or more of our third-party service providers. For example, when Hurricane Sandy struck New York in October 2012, although our data centers were unaffected, our headquarters in Brooklyn was closed for five days, and we experienced a heavy volume of support requests from Etsy sellers and Etsy buyers, which required us to devote additional resources to handle those requests. Events of this type could also impact Etsy sellers’ ability to continue producing goods for sale in our marketplace. In addition, such events could negatively impact consumer spending in the affected regions. If any of these events occurs, our business could be adversely affected.
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. For example, since shares of our common stock were sold in our IPO in April 2015, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $30.00 through August 4, 2016. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (of Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2016 (1)	4,958	$8.67	—	—
May 1 - 31, 2016 (1)	15,081	8.22	—	—
June 1 - 30, 2016 (1)	—	—	—	—
Total	20,039	$8.45	—	—
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

ETSY, INC.
Date: August 4, 2016	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan, dated April 4, 2016.
10.2	Lease Amendment for Partial Surrender & Termination Agreement, dated June 16, 2016, between Etsy, Inc. and 55 Washington Street LLC.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.