Form 10-Q
period 2016-09-30
ETSY INC
filed 2016-11-03
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The number of shares of common stock outstanding as of October 14, 2016 was 115,568,802.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “adjusted EBITDA,” “GMS,” “International GMS,” “mobile visit” and “mobile GMS.”

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	As of December 31, 2015	As of September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$271,244	$188,030
Short-term investments	21,620	82,338
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $1,997 as of December 31, 2015 and September 30, 2016, respectively	20,275	20,886
Prepaid and other current assets	9,521	10,840
Deferred tax charge—current	17,132	17,132
Funds receivable and seller accounts	19,262	34,180
Total current assets	359,054	353,406
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $38,091 and $42,690 as of December 31, 2015 and September 30, 2016, respectively	105,021	123,708
Goodwill	27,752	37,765
Intangible assets, net	2,871	8,772
Deferred tax charge—net of current portion	51,396	39,169
Other assets	1,626	1,040
Total assets	$553,061	$569,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,382	$7,323
Accrued expenses	31,253	20,037
Capital lease obligations—current	5,610	6,563
Funds payable and amounts due to sellers	19,262	34,180
Deferred revenue	4,712	5,595
Other current liabilities	4,903	3,880
Total current liabilities	80,122	77,578
Capital lease obligations—net of current portion	7,571	5,325
Deferred tax liabilities	61,420	62,882
Facility financing obligation	51,804	55,214
Other liabilities	21,646	23,746
Total liabilities	222,563	224,745
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2015 and September 30, 2016; 112,563,354 and 115,340,742 shares issued and outstanding as of December 31, 2015 and September 30, 2016, respectively)	113	115
Additional paid-in capital	406,020	433,894
Accumulated deficit	(86,440)	(94,958)
Accumulated other comprehensive income	10,805	5,405
Total stockholders’ equity	330,498	344,456
Total liabilities and stockholders’ equity	$553,061	$569,201

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$65,696	$87,562	$185,604	$254,758
Cost of revenue	24,165	29,314	66,783	86,323
Gross profit	41,531	58,248	118,821	168,435
Operating expenses:
Marketing	16,542	18,736	44,295	51,788
Product development	11,406	14,897	31,487	38,967
General and administrative	15,250	21,942	53,339	63,555
Total operating expenses	43,198	55,575	129,121	154,310
(Loss) income from operations	(1,667)	2,673	(10,300)	14,125
Other expense:
Interest expense and amortization of deferred financing costs	(512)	(2,448)	(1,056)	(4,789)
Interest and other income	59	402	117	1,313
Net unrealized gain (loss) on warrant and other liabilities	3	—	(3,136)	—
Foreign exchange (loss) gain	(679)	1,337	(15,727)	3,071
Total other expense	(1,129)	(709)	(19,802)	(405)
(Loss) income before income taxes	(2,796)	1,964	(30,102)	13,720
Provision for income taxes	(4,095)	(4,363)	(19,729)	(22,238)
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)
Net loss per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.59)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	111,329,917	113,757,212	84,195,227	112,980,639

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)
Other comprehensive (loss) income:
Cumulative translation adjustment	(235)	(2,014)	10,177	(5,442)
Unrealized gains (losses) on marketable securities, net of tax	3	(66)	8	42
Total other comprehensive (loss) income	(232)	(2,080)	10,185	(5,400)
Comprehensive loss	$(7,123)	$(4,479)	$(39,646)	$(13,918)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance as of December 31, 2015	112,563,354	$113	$406,020	$(86,440)	$10,805	$330,498
Stock-based compensation	—	—	9,504	—	—	9,504
Exercise of vested options	1,961,245	2	7,806	—	—	7,808
Vesting of restricted stock units, net of shares withheld	86,729	—	(633)	—	—	(633)
Exercise of warrants	97,931	—	159	—	—	159
Shares withheld in net exercise of warrants	(17,920)	—	(159)	—	—	(159)
Retirement of restricted shares	(36,346)	—	—	—	—	—
Issuance of common stock	685,749	—	6,965	—	—	6,965
Stock-based compensation—acquisitions	—	—	681	—	—	681
Conversion of liability-classified restricted shares upon vesting	—	—	1,942	—	—	1,942
Excess tax benefit from the exercise of options	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	—	(5,400)	(5,400)
Net loss	—	—	—	(8,518)	—	(8,518)
Balance as of September 30, 2016	115,340,742	$115	$433,894	$(94,958)	$5,405	$344,456

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities
Net loss	$(49,831)	$(8,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	6,559	9,008
Stock-based compensation expense—acquisitions	3,158	2,582
Contribution of stock to Good Work Institute (formerly Etsy.org)	3,200	—
Depreciation and amortization expense	14,041	15,620
Bad debt expense	1,473	1,215
Foreign exchange loss (gain)	15,727	(3,071)
Amortization of debt issuance costs	122	137
Non-cash interest expense	—	3,274
Interest on marketable securities	—	840
Net unrealized loss on warrant and other liabilities	3,136	—
Loss on disposal of assets	476	1,134
Amortization of deferred tax charge	15,093	12,227
Excess tax benefit from exercise of stock options	(2,472)	(1,609)
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(1,750)
Funds receivable and seller accounts	(6,710)	(14,759)
Prepaid expenses and other current assets	535	410
Other assets	152	436
Accounts payable	(3,530)	(6,059)
Accrued liabilities	17,719	(466)
Funds payable and amounts due to sellers	6,710	14,759
Deferred revenue	671	831
Other liabilities	(5,255)	2,000
Net cash provided by operating activities	19,007	28,241
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(7,880)
Purchases of property and equipment	(9,524)	(34,153)
Development of internal-use software	(7,329)	(8,441)
Purchases of marketable securities	(18,552)	(108,652)
Sales of marketable securities	17,270	47,136
Net cash used in investing activities	(18,135)	(111,990)
Cash flows from financing activities
Repurchase of stock	—	(633)
Proceeds from public offering	199,467	—
Proceeds from exercise of stock options	2,285	7,808
Excess tax benefit from the exercise of stock options	2,472	1,609
Payments on capitalized lease obligations	(2,262)	(4,382)
Deferred payments on acquisition of business	—	(649)
Payments relating to public offering	(2,919)	—
Net cash provided by financing activities	199,043	3,753
Effect of exchange rate changes on cash	(3,291)	(3,218)
Net increase (decrease) in cash and cash equivalents	196,624	(83,214)
Cash and cash equivalents at beginning of period	69,659	271,244
Cash and cash equivalents at end of period	$266,283	$188,030

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2016
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$8,273	$3,088
Stock-based compensation capitalized in development of capitalized software	$342	$496
Non-cash additions to development of internal-use software and property and equipment	$797	$1,362
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$6,608	$—
Non-cash addition to capitalized public offering costs	$969	$—
Fair value of common stock issued in acquisition	$—	$6,966

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy operates a marketplace where people around the world connect, both online and offline, to make, sell and buy unique goods. The Company generates revenue primarily from transaction and listing fees, Direct Checkout fees, Promoted Listings fees and Shipping Label sales.
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
Certain selling stockholders sold an additional 5,833,332 shares of common stock in the IPO. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
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
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2016, the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016 and the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2015 and 2016 and cash flows for the nine months ended September 30, 2015 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016 (the “Annual Report”).
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

Build-to-Suit Lease
In May 2016, the Company took possession of its corporate headquarters in Brooklyn upon substantial completion of the construction phase of the build-out. Upon completion of the project, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 - Leases, to determine the appropriateness of removing the previously capitalized assets from the consolidated balance sheets. The Company concluded that components of “continuing involvement” were evident as a result of this review, precluding the derecognition of the related assets from the consolidated balance sheets. In conjunction with the lease, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense, and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.
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
In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods ending after December 15, 2016. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or disclosures.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

In March 2016, the FASB issued an accounting standard update for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company will adopt this standard in the first quarter of 2017 and is currently evaluating the effect the guidance will have on its consolidated financial statements.
In August 2016, the FASB issued an accounting standard update to clarify how certain cash receipts and payments are presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In October 2016, the FASB issued an accounting standard update to align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards.The new guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for financial statements as of the beginning of an annual reporting period. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
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
Note 2—Business Combinations
On September 19, 2016, the Company acquired all of the outstanding common stock of Blackbird Technologies, Inc. (“Blackbird”), a machine learning company, for $32.5 million. The Company completed this acquisition to improve the quality and relevance of search on Etsy.com. Total consideration for the acquisition was approximately $15.0 million, consisting of $8.1 million in cash and 513,304 shares of the Company’s common stock with a fair value of $6.9 million on the acquisition date. Additionally, the Company issued 184,230 shares of common stock or restricted stock units (“RSUs”) on the acquisition date with a fair value of $2.5 million which are tied to continuous service with the Company as an employee and are being accounted for as post-acquisition stock-based compensation expense over a three-year vesting period. The Company will pay up to an additional $8.8 million in cash and issue up to an additional 460,575 shares of RSUs post-close with a fair value of $6.2 million, both of which are also tied to continuous service with the Company as an employee and are being accounted for as post-acquisition stock-based and other compensation expense over a three-year vesting period. A portion of the consideration and post-acquisition compensation is subject to indemnification provisions.

Etsy, Inc.
Notes to Consolidated Financial Statements

The below table summarizes the components of the Blackbird purchase price and allocation of the purchase price at fair value (in thousands):

Cash paid	$8,050
Common shares	6,966
Total purchase consideration	$15,016

Working capital	$81
Developed technology	7,500
Goodwill	9,407
Deferred tax liability	(1,972)
Net assets acquired	$15,016
Goodwill recorded in connection with the Blackbird acquisition is primarily attributed to synergies arising from the acquisition and the value of the acquired workforce. None of the resulting goodwill is deductible for tax purposes. Acquired technology intangible assets will amortize over three years. The Company recorded $0.1 million of amortization expense related to the intangible asset acquired for the three and nine months ended September 30, 2016. This purchase price allocation is preliminary and is subject to change based on finalization of the valuation of the business.
The Company incurred approximately $0.5 million in acquisition-related costs, included in general and administrative expenses. This acquisition contributed $0.3 million to the Company’s consolidated net loss in the three and nine months ended September 30, 2016. The impact to net loss was primarily due to stock-based and other compensation expenses associated with the acquisition, as well as amortization of intangibles.
The following unaudited pro forma financial information presents the combined operating results of the Company and Blackbird as if the acquisition had occurred as of January 1, 2015. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to amortization of intangible assets, stock-based and other compensation expenses and professional fees associated with the acquisition. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.
The unaudited pro forma financial information is presented in the table below for the three and nine months ended September 30, 2015 and 2016 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$65,725	$87,835	$185,691	$255,577
Net loss	(10,472)	(3,753)	(57,336)	(14,235)
Basic and diluted net loss per share	(0.09)	(0.03)	(0.68)	(0.13)

Note 3—Debt
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
At September 30, 2016, the Company did not have any borrowings under the Credit Agreement.
Note 4—Stock-based Compensation

The Company's 2015 Equity Incentive Plan (the “2015 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards to employees, directors and consultants. The number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's Board of Directors. The Board of Directors approved an increase of 2,814,083 shares available for issuance under the 2015 Plan as of January 4, 2016. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At September 30, 2016, 17,549,262 shares were authorized under the 2015 Plan, and 14,028,358 shares were available for future grant.
In the three and nine months ended September 30, 2016, the Company granted nonqualified stock options and RSUs to eligible participants. Options have a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date.  In general, for newly-hired employees, options vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, for current employees who receive an additional grant, options vest ratably each month over a 48-month period. In general, for newly-hired employees, RSUs vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who receive an additional grant, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Volatility	44.1% - 44.7%	39.6%	40.4% - 45.0%	39.6% - 44.6%
Risk-free interest rate	1.7% - 1.9%	1.1% - 1.5%	1.3% - 1.9%	1.1% - 1.9%
Expected term (in years)	6.0 - 6.1	6.3	5.5 - 6.1	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company's options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	11,068,859	$6.94
Granted	1,478,569	8.95
Exercised	(1,961,245)	3.98
Forfeited/Canceled	(873,143)	9.50
Outstanding at September 30, 2016	9,713,040	7.61	6.60	$68,001,717
Total exercisable at September 30, 2016	6,563,414	5.95	5.66	56,041,779
Total vested and expected to vest at September 30, 2016	9,523,368	7.54	6.56	67,355,632

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Weighted average grant date fair value of options granted	$6.70	$4.84	$7.07	$3.89
Intrinsic value of options exercised	1,363,740	8,129,031	12,043,023	14,239,206
Fair value of awards vested	2,231,820	1,702,647	5,824,711	7,911,377

The total unrecognized compensation at September 30, 2016 was $15.1 million, which will be recognized over a weighted-average period of 2.54 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	395,846	$13.70
Granted	2,769,633	9.82
Vested	(152,888)	10.90
Forfeited/Canceled	(160,348)	9.76
Unvested at September 30, 2016	2,852,243	10.31
Total expected to vest at September 30, 2016	2,630,522	10.39

The total unrecognized compensation at September 30, 2016 was $27.7 million, which will be recognized over a weighted-average period of 3.43 years.

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of revenue	$149	$288	$681	$738
Marketing	120	229	349	628
Product development	756	1,234	1,981	3,117
General and administrative	1,898	2,334	6,706	7,107
Total stock-based compensation expense	$2,923	$4,085	$9,717	$11,590

Total stock-based compensation expense in the three months ended September 30, 2015 and 2016 includes $0.7 million and $1.1 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the nine months ended September 30, 2015 and 2016 includes $3.2 million and $2.6 million in acquisition-related stock-based compensation expense, respectively.
Note 5—Income Taxes
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may eventually result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $66.0 million on the taxable gain created in the transaction. In addition, the Company recorded an asset of $66.0 million for the deferred tax charge representing the future income tax on the gain, which will be amortized into income tax expense through 2019.

The amount of unrecognized tax benefits included in the consolidated balance sheets increased $1.3 million in the nine months ended September 30, 2016, from $22.2 million at December 31, 2015 to $23.5 million at September 30, 2016. In January 2015, the Company recorded an asset of $19.7 million for the deferred tax charge representing the future unrecognized tax benefit, which will be amortized into income tax expense through 2019. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $10.6 million at September 30, 2016.

During the three and nine months ended September 30, 2016, a total of $3.0 million and $12.2 million, respectively, of the deferred tax charge was amortized into tax expense ($2.3 million and $9.4 million, respectively, related to the updated global corporate structure, and $0.7 million and $2.8 million, respectively, related to the unrecognized tax benefit thereon). At September 30, 2016, the Company had a total deferred tax charge of $56.3 million, of which $17.1 million is expected to amortize in the next twelve months and therefore is classified as deferred tax charge—current and $39.2 million is deferred tax charge—net of current portion.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Fair Value Measurements
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
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2016 (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$212,390	$—	$—	$212,390
U.S. Government bills	3	—	—	3
	212,393	—	—	212,393
Short-term investments:
U.S. Government and agency bills	21,620	—	—	21,620
	$234,013	$—	$—	$234,013
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$2,357	$2,357
	$—	$—	$2,357	$2,357

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$105,160	$—	$—	$105,160
U.S. Government bills	7,300	—	—	7,300
	112,460	—	—	112,460
Short-term investments:
Commercial paper	—	5,999	—	5,999
Corporate bonds	—	50,621	—	50,621
U.S. Government and agency bills	25,718	—	—	25,718
	25,718	56,620	—	82,338
	$138,178	$56,620	$—	$194,798
Liability
Acquisition–related contingent consideration classified as liability	$—	$—	$2,315	$2,315
	$—	$—	$2,315	$2,315

Etsy, Inc.
Notes to Consolidated Financial Statements

Level 1 instruments include money market funds and AAA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include fixed-income funds consisting of investments in commercial paper and corporate bonds, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
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
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2016
Balance at beginning of period	$2,357
Acquired	—
Changes to liability-classified stock awards	1,900
Settled	—
Conversion of liability-classified restricted shares upon vesting	(1,942)
Balance at end of period	$2,315

Note 7—Marketable Securities
Short-term investments consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2015
U.S. Government and agency bills	$21,636	$(16)	$—	$21,620
	$21,636	$(16)	$—	$21,620
September 30, 2016
Commercial paper	$5,999	$—	$—	$5,999
Corporate bonds	50,610	(3)	14	50,621
U.S. Government and agency bills	25,703	—	15	25,718
	$82,312	$(3)	$29	$82,338
The Company’s investments in marketable securities consist primarily of investments in fixed-income funds and AAA-rated U.S. Government and agency bills. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the period indicated (in thousands):

Nine Months Ended September 30, 2016
Balance as of the beginning of the period	$27,752
Acquisitions (1)	9,407
Foreign currency translation	606
Balance as of the end of the period	$37,765

(1) The Company notes the purchase price allocation for the acquisition of Blackbird is preliminary and the resulting goodwill is subject to change based on finalization of the valuation of the business.
The Company did not recognize any goodwill impairments during the nine months ended September 30, 2016.

At December 31, 2015 and September 30, 2016, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2015			As of September 30, 2016
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Trademarks	$822	$(427)	$395	$839	$(643)	$196
Technology (1)	3,882	(2,340)	1,542	11,419	(3,303)	8,116
Customer relationships	1,959	(1,024)	935	1,997	(1,537)	460
Intangible assets, net	$6,663	$(3,791)	$2,872	$14,255	$(5,483)	$8,772

(1) The Company notes the purchase price allocation for the acquisition of Blackbird is preliminary and gross intangible and related accumulated amortization balances are subject to change based on finalization of the valuation of the business.

Amortization expense for the nine months ended September 30, 2015 and 2016 was $1.7 million and $1.6 million, respectively.
Based on amounts recorded at September 30, 2016, the Company will recognize intangible asset amortization expense for the three months ending December 31, 2016 and years ending December 31, 2017, 2018, 2019 and thereafter as follows (in thousands):

2016	$1,136
2017	3,365
2018	2,500
2019	1,771
Thereafter	—
Total amortization expense	$8,772

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)
Basic and diluted shares:
Weighted average common shares outstanding	111,329,917	113,757,212	84,195,227	112,980,639
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.02)	$(0.59)	$(0.08)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options	11,904,577	10,364,872	11,914,369	10,890,258
Restricted stock units	148,188	2,358,365	60,204	1,718,766
Warrants	203,030	—	203,030	44,677
Convertible preferred stock	—	—	21,731,703	—
Total anti-dilutive securities	12,255,795	12,723,237	33,909,306	12,653,701
Note 10—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
United States	$51,593	$66,204	$145,326	$194,018
International	14,103	21,358	40,278	60,740
Revenue	$65,696	$87,562	$185,604	$254,758
No individual international country’s revenue exceeded 10% of total revenue.
Note 11—Contingencies
Non-Income Tax Contingencies
The Company had reserves of $2.6 million and $1.2 million at December 31, 2015 and September 30, 2016, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability.
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

On October 22, 2015, the court appointed a lead plaintiff and lead plaintiff’s counsel. On January 21, 2016, the lead plaintiff filed an amended class action complaint alleging false or misleading statements or omissions with respect to substantially the same topics as the original complaint. The amended complaint adds certain outside directors and underwriters as defendants, expands the purported class period to be April 16, 2015 to August 4, 2015, inclusive, and asserts violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. The Company and the named officers and directors intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of September 30, 2016, the Company does not believe that there are any material litigation exposures relating to these other claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016. This discussion, particularly information with respect to our outlook, our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K.
Overview
We operate markets where people around the world connect, both online and offline, to make, sell and buy unique goods. Our business model is based on shared success: we make money when Etsy sellers make money, so we also offer services to Etsy sellers to help them create, scale and manage their businesses.
Our revenue is diversified, generated from a mix of marketplace activities and Seller Services. Marketplace revenue is made up of two components: the $0.20 listing fee that an Etsy seller pays for each item she lists and the 3.5% transaction fee she pays for each completed transaction. Seller Services revenue includes the fees our Etsy sellers pay Etsy for services, which include Direct Checkout, our payment processing service, Promoted Listings, our ad service for prominent placement in on-site search results, Shipping Labels, which allows Etsy sellers to purchase shipping labels through our platform, and Pattern by Etsy, our subscription service enabling sellers to create their own custom website. Other revenue includes the fees we receive from Paypal, a third-party payment processor, and revenue from commercial agreements related to business partnerships.
As of September 30, 2016, through our innovative, technology-based platform, we connected a community of 1.7 million active Etsy sellers and 27.1 million active Etsy buyers, in nearly every country in the world. In the three and nine months ended September 30, 2016, Etsy sellers generated GMS of $677.2 million and $2.0 billion, respectively, of which approximately 49% and 48%, respectively, came from purchases made on mobile devices. We are a global company and 30.4% of our GMS in both the three and nine months ended September 30, 2016 came from an Etsy seller or an Etsy buyer outside of the United States.
We completed our initial public offering (the “IPO”) of our common stock on April 21, 2015.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, time and technology investments) and assess the performance of our business. The key operating and financial metrics we use are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(in thousands, except percentages)
GMS	$568,787	$677,221	$1,646,899	$1,976,092
Revenue	$65,696	$87,562	$185,604	$254,758
Marketplace revenue	$32,232	$38,133	$92,852	$111,268
Seller Services revenue	$32,329	$48,511	$89,378	$139,113
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)
Adjusted EBITDA	$6,224	$13,056	$16,958	$41,847

Active sellers	1,533	1,706	1,533	1,706
Active buyers	22,603	27,140	22,603	27,140
Percent mobile visits	60%	65%	60%	64%
Percent mobile GMS	44%	49%	43%	48%
Percent international GMS	29.3%	30.4%	30.0%	30.4%

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
Adjusted EBITDA
Adjusted EBITDA represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized (gain) loss on warrant and other liabilities; foreign exchange loss (gain); acquisition-related expenses; and our contribution to Good Work Institute (formerly Etsy.org). See “Non-GAAP Financial Measures” for additional information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Direct Checkout, Promoted Listings, Shipping Labels, Pattern by Etsy and Wholesale enrollment. An Etsy seller is someone who has created an account and has listed an item in our marketplace. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(in thousands)		(in thousands)
Revenue:
Marketplace	$32,232	$38,133	$92,852	$111,268
Seller Services	32,329	48,511	89,378	139,113
Other	1,135	918	3,374	4,377
Total revenue	65,696	87,562	185,604	254,758
Cost of revenue	24,165	29,314	66,783	86,323
Gross profit	41,531	58,248	118,821	168,435
Operating expenses:
Marketing	16,542	18,736	44,295	51,788
Product development	11,406	14,897	31,487	38,967
General and administrative	15,250	21,942	53,339	63,555
Total operating expenses	43,198	55,575	129,121	154,310
(Loss) income from operations	(1,667)	2,673	(10,300)	14,125
Other expense, net	(1,129)	(709)	(19,802)	(405)
(Loss) income before income taxes	(2,796)	1,964	(30,102)	13,720
Provision for income taxes	(4,095)	(4,363)	(19,729)	(22,238)
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue:
Marketplace	49.1%	43.5%	50.0%	43.7%
Seller Services	49.2	55.4	48.2	54.6
Other	1.7	1.0	1.8	1.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	36.8	33.5	36.0	33.9
Gross profit	63.2	66.5	64.0	66.1
Operating expenses:
Marketing	25.2	21.4	23.9	20.3
Product development	17.4	17.0	17.0	15.3
General and administrative	23.2	25.1	28.7	24.9
Total operating expenses	65.8	63.5	69.6	60.6
(Loss) income from operations	(2.5)	3.1	(5.5)	5.5
Other expense, net	(1.7)	(0.8)	(10.7)	(0.2)
(Loss) income before income taxes	(4.3)	2.2	(16.2)	5.4
Provision for income taxes	(6.2)	(5.0)	(10.6)	(8.7)
Net loss	(10.5)	(2.7)	(26.8)	(3.3)

Comparison of Three Months Ended September 30, 2015 and 2016
Revenue

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$32,232	$38,133	$5,901	18.3%
Percentage of total revenue	49.1%	43.5%
Seller Services	$32,329	$48,511	$16,182	50.1%
Percentage of total revenue	49.2%	55.4%
Other	$1,135	$918	$(217)	(19.1)%
Percentage of total revenue	1.7%	1.0%
Total revenue	$65,696	$87,562	$21,866	33.3%
GMS increased $108.4 million, or 19.1%, to $677.2 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth in the third quarter of 2016 would have been 20.1%, or approximately one percentage point higher than reported growth. Supporting this growth in GMS, active sellers increased 11.3% to 1.7 million and active buyers increased 20.1% to 27.1 million at September 30, 2016 compared to September 30, 2015.
During the three months ended September 30, 2016, mobile GMS increased as a percentage of total GMS to approximately 49%, up from approximately 44% for the three months ended September 30, 2015, as a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. During the third quarter, the mobile app conversion rate expanded more than mobile web and desktop conversion rates resulting in a slight narrowing of the gap between mobile visits and mobile GMS. Year-over-year, mobile app and mobile web GMS each continued to grow faster than desktop GMS during the three months ended September 30, 2016. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the three months ended September 30, 2016, international GMS increased as a percentage of total GMS to 30.4%, from 29.3% for the three months ended September 30, 2015. We expect our percent international GMS to remain stable for the remainder of 2016, assuming that currencies remain stable compared to average levels in December 2015. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS. The improved performance in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between buyers and sellers outside of the U.S., both in the same country and cross-border. We continue to believe the decline of GMS between U.S. sellers and international buyers, which decreased 7% year-over-year during the third quarter, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate. Finally, GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS. Excluding our French marketplace ALM, GMS between international buyers and sellers in the same country grew 65% year-over-year during the third quarter. This category has grown to be more similar in size to GMS between U.S. sellers and international buyers and GMS between international buyers and sellers in different countries, although it remains our smallest category of international GMS. We believe the growth in this segment demonstrates the progress we are making on our strategy to build local marketplaces, globally.
Revenue increased $21.9 million, or 33.3%, to $87.6 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, of which 43.5% of the total consisted of Marketplace revenue and 55.4% consisted of Seller Services revenue.
Marketplace revenue increased $5.9 million, or 18.3%, to $38.1 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This growth corresponded with a 19.1% increase in GMS to a total of $677.2 million for the three months ended September 30, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $16.2 million, or 50.1%, to $48.5 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal. During the fourth quarter, we will anniversary the integration of Paypal into Direct Checkout, which has been a substantial driver of year-over-year Seller Services revenue growth, and therefore, we expect Direct Checkout and Seller Services revenue growth to decelerate. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Shipping Labels as well as from a modest contribution from Pattern by Etsy, our newest Seller Service that we launched in April. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. Growth in Seller Services revenue continued to outpace growth in Marketplace revenue in the third quarter of 2016. We expect Seller Services revenue related to our existing offerings to continue to grow, driven by increased adoption and product enhancements. Additionally, we expect to see modest contributions to revenue related to new product launches and types of Seller Services, including Pattern by Etsy. We do not expect the incremental revenue related to these new product launches and types of Seller Services to be material in comparison to total revenue in 2016.
Other revenue decreased 19.1% to $0.9 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to the reduction of fees from Paypal, a third-party payment processor, as a result of its integration into Direct Checkout.

Cost of Revenue

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Cost of revenue	$24,165	$29,314	$5,149	21.3%
Percentage of total revenue	36.8%	33.5%
Cost of revenue increased $5.1 million, or 21.3%, to $29.3 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Our cost of revenue growth was benefited by a one-time payment from a third-party payment processor of $1.1 million during the third quarter of 2016. Excluding the impact of this payment, comparable cost of revenue in the three months ended September 30, 2016 increased 25.7% compared to the three months ended September 30, 2015. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure, the aforementioned one-time payment and employee-related costs.
Operating Expenses
For the full year 2016, we expect total operating expenses as a percentage of revenue to decline as compared to 2015, which will create leverage in our operating cost structure. There were 979 total employees on September 30, 2016, compared with 921 on June 30, 2016. We expect to continue to hire at a slightly slower pace in the three months ended December 31, 2016 as compared to the three months ended September 30, 2016 and at a faster pace compared with the three months ended December 31, 2015.
Marketing

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Marketing	$16,542	$18,736	$2,194	13.3%
Percentage of total revenue	25.2%	21.4%
Marketing expenses increased $2.2 million, or 13.3%, to $18.7 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of increased spend on brand marketing campaigns and an increase in employee-related expenses on our marketing team, which includes our public relations, communications and seller development teams. This increase was partially offset by a year-over-year decrease in spend on product listing ads. During the fourth quarter of 2016, we expect to accelerate our pace of marketing spend mainly driven by digital and brand marketing expenses, but overall, as a percent of revenue, marketing will decrease in 2016.

Product development

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Product development	$11,406	$14,897	$3,491	30.6%
Percentage of total revenue	17.4%	17.0%
Product development expenses increased $3.5 million, or 30.6%, to $14.9 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams. For 2016, as a result of additional expenses related to the acquisition of Blackbird Technologies, Inc. (“Blackbird”), we expect product development expense as a percent of revenue to remain in line with 2015.
General and administrative

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
General and administrative	$15,250	$21,942	$6,692	43.9%
Percentage of total revenue	23.2%	25.1%
General and administrative expenses increased $6.7 million, or 43.9%, to $21.9 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by an increase in employee-related costs, overhead related to our new office locations, including depreciation expense related to our new Brooklyn headquarters and professional services mainly related to compliance with Sarbanes-Oxley. Overall in 2016, we expect general and administrative expenses to decline as a percent of revenue.
Other Expense, net

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Other expense, net	$(1,129)	$(709)	$420	(37.2)%
Percentage of total revenue	(1.7)%	(0.8)%
Other expense, net was $1.1 million in the three months ended September 30, 2015 mainly due to a foreign currency loss due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015 in addition to interest expense on leased computer equipment. Other expense, net was $0.7 million in the three months ended September 30, 2016 mainly due to interest expense largely associated with the build-to-suit lease accounting related to our new corporate headquarters, partially offset by a foreign currency gain related to the intercompany debt and, to a lesser extent, interest income.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Provision for income taxes	$(4,095)	$(4,363)	$(268)	6.5%
Percentage of total revenue	(6.2)%	(5.0)%
Our income tax provision for the three months ended September 30, 2015 and September 30, 2016 was $4.1 million and $4.4 million, respectively. The primary drivers of our income tax provision for the three months ended September 30, 2015 were the recognition of $4.8 million of tax expense related to our updated corporate structure, $4.5 million of tax benefit for an R&D tax credit, and forecasted pretax income. The primary drivers of our income tax provision for the three months ended September 30, 2016 were the recognition of $3.0 million tax expense related to our updated corporate structure, and forecasted pretax income. For both periods, other drivers include the disallowance of the benefit of losses in certain foreign jurisdictions, the mix of income and losses in jurisdictions with a wide range of tax rates, and the amount of non-deductible stock-based compensation expense.
Comparison of Nine Months Ended September 30, 2015 and 2016
Revenue

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$92,852	$111,268	$18,416	19.8%
Percentage of total revenue	50.0%	43.7%
Seller Services	$89,378	$139,113	$49,735	55.6%
Percentage of total revenue	48.2%	54.6%
Other	$3,374	$4,377	$1,003	29.7%
Percentage of total revenue	1.8%	1.7%
Total revenue	$185,604	$254,758	$69,154	37.3%
GMS increased $329.2 million, or 20.0%, to $2.0 billion in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the nine months ended September 30, 2016 would have been 20.7%, or approximately 0.7 percentage points higher than reported growth. Supporting this growth in GMS, active sellers increased 11.3% to 1.7 million and active buyers increased 20.1% to 27.1 million at September 30, 2016 compared to September 30, 2015.
During the nine months ended September 30, 2016, mobile GMS increased as a percentage of total GMS to approximately 48%, up from approximately 43% for the nine months ended September 30, 2015 as a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. For the nine months ended September 30, 2016, conversion rates increased across desktop, mobile web and mobile app. Desktop conversion rates expanded at a slower rate than overall mobile conversion rates, and as a result, the gap between mobile visits and mobile GMS narrowed slightly. Year-over-year, mobile app and mobile web GMS each continued to grow faster than desktop GMS during the nine months ended September 30, 2016. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the nine months ended September 30, 2016, international GMS increased as a percentage of total GMS to 30.4%, from 30.0% for the nine months ended September 30, 2015. We expect our percent international GMS to remain stable for the remainder of 2016, assuming that currencies remain stable compared to average levels in December 2015. We continue to believe that we can grow international GMS, over time, to represent 50% of total GMS. The improved performance in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between buyers and sellers outside of the U.S., both in the same country and cross-border. We continue to believe the decline of GMS between U.S. sellers and international buyers, which decreased 9% in the nine months ended September 30, 2016, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate. Finally, GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS. Excluding our French marketplace ALM, GMS between international buyers and sellers in the same country grew 63% year-over-year during the nine months ended September 30, 2016. This category has grown to be more similar in size to GMS between U.S. sellers and international buyers and GMS between international buyers and sellers in different countries, although it remains our smallest category of international GMS. We believe the growth in this segment demonstrates the progress we are making on our strategy to build local marketplaces, globally.
Revenue increased $69.2 million, or 37.3%, to $254.8 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, of which 43.7% consisted of Marketplace revenue and 54.6% consisted of Seller Services revenue. Additionally, we recognized $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider during the first quarter of 2016. Excluding this one-time payment, revenue would have increased 36.3% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Marketplace revenue increased $18.4 million, or 19.8%, to $111.3 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This growth corresponded with a 20.0% increase in GMS to a total of $2.0 billion for the nine months ended September 30, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $49.7 million, or 55.6%, to $139.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal. During the fourth quarter, we will anniversary the integration of Paypal into Direct Checkout, which has been a substantial driver of year-over-year Seller Services revenue growth, and therefore, we expect Direct Checkout and Seller Services revenue growth to decelerate. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels and, to a lesser extent, a modest contribution from Pattern by Etsy, our newest Seller Service that we launched in April. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Seller Services revenue continued to outpace growth in Marketplace revenue through the third quarter of 2016. We expect Seller Services revenue related to our existing offerings to continue to grow, driven by increased adoption and product enhancements. Additionally, we expect to see modest contributions to revenue related to new product launches and types of Seller Services, including Pattern by Etsy. We do not expect the incremental revenue related to these new product launches and types of Seller Services to be material in comparison to total revenue in 2016.
Other revenue increased $1.0 million, or 29.7%, to $4.4 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly due to the recognition of $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider. This represents the three-year cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. Future unused gift card revenue will be recognized monthly as earned and is not anticipated to be significant in future periods. This increase was partially offset by a reduction of fees from Paypal, a third-party payment processor, as a result of its integration into Direct Checkout.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Cost of revenue	$66,783	$86,323	$19,540	29.3%
Percentage of total revenue	36.0%	33.9%
Cost of revenue increased $19.5 million, or 29.3%, to $86.3 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs.

Operating Expenses
For the full year 2016, we expect total operating expenses as a percentage of revenue to decline as compared to 2015, which will create leverage in our operating cost structure. There were 979 total employees on September 30, 2016, compared with 819 on December 31, 2015.
Marketing

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Marketing	$44,295	$51,788	$7,493	16.9%
Percentage of total revenue	23.9%	20.3%
Marketing expenses increased $7.5 million, or 16.9%, to $51.8 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of an increase in spending on employee-related expenses on our marketing team, which includes our public relations, communications and seller development teams and increased spend on affiliate marketing and brand marketing campaigns. This increase was partially offset by a by a year-over-year decrease in spend on product listing ads. During the fourth quarter of 2016, we expect to accelerate our pace of marketing spend mainly driven by digital and brand marketing expenses, but overall, as a percent of revenue, marketing will decrease in 2016.
Product development

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Product development	$31,487	$38,967	$7,480	23.8%
Percentage of total revenue	17.0%	15.3%
Product development expenses increased $7.5 million, or 23.8%, to $39.0 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams. For 2016, as a result of additional expenses related to the acquisition of Blackbird we expect product development expense as a percent of revenue to remain in line with 2015.
General and administrative

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
General and administrative	$53,339	$63,555	$10,216	19.2%
Percentage of total revenue	28.7%	24.9%
General and administrative expenses increased $10.2 million, or 19.2%, to $63.6 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by an increase in employee-related costs,overhead related to our new office locations, including depreciation expense related to our new Brooklyn headquarters and professional services mainly related to compliance with Sarbanes-Oxley. This increase was partially offset by a one-time contribution of $3.5 million to Good Work Institute (formerly Etsy.org) during the first half of 2015. Removing the impact of this contribution, general and administrative expenses would have increased 27.5%. Overall in 2016, we expect general and administrative expenses to decline as a percent of revenue.

Other Expense, net

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Other expense, net	$(19,802)	$(405)	$19,397	NM
Percentage of total revenue	(10.7)%	(0.2)%
Other expense, net was $19.8 million in the nine months ended September 30, 2015 mainly due to a foreign currency loss due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. The loss was in addition to the mark-to-market loss related to convertible warrants. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments. Other expense, net was $0.4 million in the nine months ended September 30, 2016 mainly due to interest expense largely associated with the build-to-suit lease accounting related to our new corporate headquarters partially offset by a foreign currency gain related to the intercompany debt and interest income.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2015	2016	$	%

	(in thousands, except percentages)
Provision for income taxes	$(19,729)	$(22,238)	$(2,509)	12.7%
Percentage of total revenue	(10.6)%	(8.7)%

Our income tax provision for the nine months ended September 30, 2015 and September 30, 2016 was $19.7 million and $22.2 million, respectively. The primary driver of our income tax provision was the tax expense related to our updated corporate structure of $14.7 million and $12.2 million in the nine months ended September 30, 2015 and 2016, respectively. For both periods, other drivers include forecasted pretax income, the disallowance of the benefit of losses in certain foreign jurisdictions, the mix of income and losses in jurisdictions with a wide range of tax rates, and the amount of non-deductible stock-based compensation expense.
Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; net unrealized (gain) loss on warrant and other liabilities; foreign exchange loss (gain), acquisition-related expenses and contributions to Good Work Institute (formerly Etsy.org). Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense;

•	Adjusted EBITDA does not reflect the impact of our contributions to Good Work Institute (formerly Etsy.org); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(in thousands)		(in thousands)
Net loss	$(6,891)	$(2,399)	$(49,831)	$(8,518)
Excluding:
Interest and other non-operating expense, net (1)	453	2,046	939	3,476
Provision for income taxes	4,095	4,363	19,729	22,238
Depreciation and amortization (1)	4,968	5,786	14,041	15,620
Stock-based compensation expense	2,204	2,975	6,559	9,008
Stock-based compensation expense—acquisitions	719	1,110	3,158	2,582
Net unrealized (gain) loss on warrant and other liabilities	(3)	—	3,136	—
Foreign exchange loss (gain)	679	(1,337)	15,727	(3,071)
Acquisition-related expenses	—	512	—	512
Contribution to Good Work Institute (formerly Etsy.org) (2)	—	—	3,500	—
Adjusted EBITDA	$6,224	$13,056	$16,958	$41,847

(1) Included in interest and depreciation expense amounts above, interest and depreciation expense related to our new headquarters under build-to-suit accounting requirements in the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

	(in thousands)		(in thousands)
Interest expense	$—	$1,989	$—	$3,274
Depreciation	—	822	—	1,369

(2) Etsy made a one-time contribution of 188,235 shares of common stock totaling $3.2 million and cash of $0.3 million to Good Work Institute (formerly Etsy.org) during the first and second quarters of 2015, respectively.

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of September 30, 2016
(in thousands)
Cash and cash equivalents	$188,030
Short-term investments	82,338
Accounts receivable, net	20,886
Working capital	275,828
As of September 30, 2016, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for working capital purposes and to support the growth in our business and operations. Through September 30, 2016, we have invested approximately $40 million into the new Brooklyn, New York headquarters and do not expect any further significant cash outlays related to this build-out.
During the first quarter of 2016, our short-term investments, a majority of which were held in fixed-income funds and AAA-rated U.S. Government and agency securities, increased as the result of our investment of excess working capital funds into short-term instruments aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement (described below under “Credit Facility”), will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report and in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K.
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
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, or the Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 3—Debt” in the Notes to Consolidated Financial Statements.
As of November 3, 2016, no amounts have been drawn under the Credit Agreement.

Historical Cash Flows

	Nine Months Ended September 30,
	2015	2016

	(in thousands)
Cash provided by (used in):
Operating activities	$19,007	$28,241
Investing activities	(18,135)	(111,990)
Financing activities	199,043	3,753
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
Net cash provided by operating activities was $28.2 million in the nine months ended September 30, 2016, as a result of the net loss of $8.5 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange gain, amortization of deferred tax charges and other non-cash charges of $41.4 million and changes in our operating assets and liabilities that used $4.7 million in cash.
Net cash provided by operating activities was $19.0 million in the nine months ended September 30, 2015, as a result of the net loss of $49.8 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $60.5 million and changes in our operating assets and liabilities that provided $8.3 million in cash.
Net Cash Used in Investing Activities
During the first quarter of 2016, we made a significant investment of our excess cash balances into short-term marketable securities. Our other primary investing activities consisted of capital expenditures, including purchases of property and equipment and investments in website development and internal-use software, and cash paid in the acquisition of Blackbird, a machine learning company, both to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
Net cash used in investing activities was $112.0 million in the nine months ended September 30, 2016. This was primarily attributable to net purchases of marketable securities of $61.5 million and $42.6 million in capital expenditures, including $34.2 million for purchases of property and equipment, mainly related to our investment in our new Brooklyn headquarters, and $8.4 million for website development and internal-use software, and $7.9 million in cash paid to acquire Blackbird.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.8 million in the nine months ended September 30, 2016. This was primarily attributable to proceeds from the exercise of stock options of $7.8 million, and excess tax benefit from the exercise of stock options of $1.6 million, offset by payments on capitalized lease obligations of $4.4 million, a deferred payment related to the acquisition of ALM of $0.6 million and stock repurchase of $0.6 million.
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

Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of September 30, 2016, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $22.2 million and $23.5 million at December 31, 2015 and September 30, 2016, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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
Recent Accounting Pronouncements
Under the JOBS Act, we meet the definition of an emerging growth company until December 31, 2016. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies ” in the Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016, compared to those discussed in the Annual Report, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $38.5 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 11—Contingencies —Legal Proceedings” in the Notes to Consolidated Financial Statements.
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
We incurred a net loss of $8.5 million for the nine months ended September 30, 2016 and incurred net losses of $54.1 million, $15.2 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of September 30, 2016, we had an accumulated deficit of $95.0 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including new services and features for our community. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

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

We are a Certified B Corporation. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. B Lab sets the standards for Certified B Corporation certification and may change those standards over time. These standards may not be appropriately tailored to the legal requirements of publicly-traded companies or to the operational requirements of larger companies. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to meet B Lab’s certification requirements, if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. For example, since we do not intend to reorganize as a public benefit corporation under Delaware law, our future status as a Certified B Corporation may be affected. Likewise, our reputation could be harmed if our publicly reported B Corporation score declines and that created a perception that we have slipped in our satisfaction of the Certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.

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
We have engaged third-party service providers to perform underlying compliance, card processing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business would be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, our third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Direct Checkout, which required Etsy to develop a short-term manual solution. These payment processing delays and complications did not have a material impact on our results of operations for the third quarter of 2016. If a third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop using Direct Checkout, stop listing new items for sale or even close their accounts altogether.
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
Making Etsy an everyday experience is one of our key strategies and starts with mobile. Visits and purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Visits to our marketplace on mobile devices may not convert into purchases as often as visits made through personal computers, which could result in less revenue for us. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers downloading our mobile apps to provide them the optimal mobile experience.
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
Macroeconomic conditions and global events may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods available in our marketplace may be reduced. This would cause sales in our marketplace to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, we believe that currency exchange rates are dampening the demand from buyers outside the United States for goods denominated in U.S. dollars, which is impacting our GMS. As of September 30, 2016, approximately 88% of our GMS was denominated in U.S. dollars.
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
We and our third-party service providers regularly experience cyber attacks aimed at disrupting our and our third-party service providers’ services. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing Etsy sellers and Etsy buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face potential liability, regulatory investigation, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business and our reputation.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 979 employees on September 30, 2016. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in April 2014 we acquired Jarvis Labs, Inc. (d/b/a Grand St.), in June 2014 we acquired Incubart SAS (d/b/a A Little Market) and in September 2016 we acquired Blackbird Technologies, Inc. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 11—Contingencies —Legal Proceedings” in the Notes to Consolidated Financial

Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters, in connection with the litigation described in this Quarterly Report on Form 10-Q and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report for the year ended December 31, 2016, we will be required to provide a management report on internal control over financial reporting, and our independent registered public accounting firm will be required to attest to our management report. In preparation of being able to provide such a report and attestation, we continue to make progress in documenting, assessing and testing our internal control over financial reporting. There can be no assurance, however, that such a report and attestation will be free from material weaknesses in our internal control over financial reporting.

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
The price of our common stock has been and is likely to continue to be volatile. For example, since shares of our common stock were sold in our IPO in April 2015, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $30.00 through November 3, 2016. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. Stock prices of many technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 11—Contingencies —Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
On September 19, 2016, we issued 685,749 shares of our common stock to the former stockholders of Blackbird Technologies, Inc. in connection with the acquisition of Blackbird. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D.
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
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (of Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2016 (1)	44,495	$9.66	—	—
August 1 - 31, 2016	—	—	—	—
September 1 - 30, 2016	—	—	—	—
Total	44,495	$9.66	—	—
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

ETSY, INC.
Date: November 3, 2016	/s/ Kristina Salen
Kristina Salen Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.