Form 10-K
period 2016-12-31
ETSY INC
filed 2017-02-28
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-36911
_________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	20-4898921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Adams Street, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip code)

(718) 880-3660
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,067,009,418.

The number of shares of common stock outstanding as of February 24, 2017 was 116,129,719.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K, or Annual Report, to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, product capabilities and release timing and future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should read this report in its entirety and not place undue reliance on any forward-looking statements in this Annual Report on Form 10-K.

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

PART I.

Item 1. Business.
Overview

Etsy offers markets, services and technology that empower creative entrepreneurs and shape a positive future for business. Our mission is to reimagine commerce in ways that build a more fulfilling and lasting world. As of December 31, 2016, our platform connected 1.7 million active Etsy sellers and 28.6 million active Etsy buyers, in nearly every country in the world.

We believe we are creating a new economy, which we call the “Etsy Economy.” The Etsy Economy is where creative entrepreneurs find meaningful work and access to both global and local markets for their goods, and where thoughtful consumers discover and buy unique goods and build connections with the people who sell them. Our community is made up of these creative entrepreneurs and thoughtful consumers as well as the Etsy employees who maintain our platform and build innovative technology, the retailers who participate in our Etsy Wholesale offering, the production partners who offer manufacturing assistance to Etsy sellers and the shareholders who have invested in our commitment to our mission.

Supporting creative entrepreneurs is the heart and soul of Etsy. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on.

Our markets provide creative entrepreneurs with access to thoughtful consumers around the world. Buyers come to Etsy.com to find what they are looking for among nearly 45 million unique items across more than 50 retail categories. We also offer a wide range of Seller Services and tools that are specifically designed to help creative entrepreneurs start, manage and scale their businesses.

In 2016, Etsy sellers generated Gross Merchandise Sales (“GMS”) of $2.8 billion, of which approximately 48% came from purchases made on mobile devices. We are a global company and 30.4% of our 2016 GMS came from an Etsy seller or an Etsy buyer outside of the United States.

Our revenue is diversified, generated from a mix of market activities and the Seller Services we provide to Etsy sellers to help them start, manage and scale their businesses. Our largest market is Etsy.com. In 2017, we plan to launch a dedicated craft supplies market called Etsy Studio. We also own A Little Market, or ALM, a handmade and supplies market for sellers and buyers in France. Markets revenue is primarily made up of two components: the 3.5% transaction fee an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee she pays for each item she lists on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay us for services, which include Direct Checkout, our payment processing service; Promoted Listings, our ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to directly purchase shipping labels through our platform; and Pattern by Etsy, launched in April 2016, which enables Etsy sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships.

Etsy was founded in June 2005 in Brooklyn, New York. On April 21, 2015, we completed our initial public offering (the “IPO”) and our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ETSY.”
Values and Impact

At Etsy, values are not a nice-to-have; they’re an integral part of how we do business. We work hard to ensure that our values guide our decision making and are integrated into every aspect of our business and operations. Our values help drive our business forward as a force for good and help us build the Etsy Economy.

We believe that a growing number of consumers consider the environmental and social impact of their purchases. We also believe that consumers will demand more of the businesses they support and that the companies best positioned to succeed will build win-win solutions that are good for people, the planet and profit. As such, we believe that values and impact alignment is critical to growing our business sustainably and positioning us for success in the future.

In 2016, we formed our Values Aligned Business (“VAB”) team, whose mandate is to ensure that Etsy’s mission, values and impact goals are embedded in all aspects of our culture, products, services, business and leadership. The VAB team is conducting a review process to ensure that our values continue to live up to these ideals. We are committed to the spirit of our current values as we focus on ways to deepen our impact and continue to: incorporate and build human connection in commerce, act with courage, serve our community, be accountable and drive diversity and inclusion.

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

We believe fun should be part of everything we do. Our mission includes fostering a world in which personal fulfillment and purpose is a key element of success. We believe that this way of working is connected and joyful.

We keep it real, always. We have the courage and the will to do business in ways that are unconventional and impactful. When we believe that we are not being true to our values or our mission, we are not afraid to change course.

We are also dedicated to creating a net positive environmental, social and economic impact through our business. For example, in 2016 we established our goal of running Etsy.com as a carbon neutral market. We took steps toward this aspiration with the launch of Etsy Solar, a program which helps our seller community in the United States go solar and creates carbon offsets for our Etsy.com market. We also committed to power our offices and data centers with 100% renewable electricity by 2020 and currently have onsite solar at our Brooklyn and Hudson (New York) offices.
Our Community
Our community includes Etsy sellers, Etsy buyers, Etsy employees, our partners and investors.
Etsy Sellers: Creative Entrepreneurs
Etsy sellers join our community to participate in our vibrant markets to express their creativity and turn their passion into a business while connecting to thoughtful consumers around the world. As of December 31, 2016, there were 1.7 million active sellers on our platform, 15.2% of which have been selling on Etsy.com for more than four years.

Etsy Sellers

We support a diverse group of artists, makers, designers and collectors from around the world—from the solo artisan to the full-time jewelry maker with staff; from the antique furniture collector to the textile graphic designer partnering with a small-batch manufacturer.
We survey our sellers every two years and in November 2016, we conducted a survey of Etsy sellers who made a sale in the preceding 12 months. The 2016 seller survey, which included responses from 5,000 sellers, reveals a unique population of creative entrepreneurs who are building businesses on their own terms—prioritizing flexibility, independence and creativity. Digital platforms and mobile devices make it increasingly easy for these entrepreneurs to reach a global audience and for them to conduct business whenever and from wherever they'd like. Etsy sellers range from hobbyists to professional merchants, and have a broad range of personal and professional goals. The 2016 seller survey showed some Etsy sellers are looking for extra pocket money, while others depend on their shops to support themselves and their families. According to our 2016 seller survey, among Etsy sellers:

•	87% identify as women;

•	73% consider their Etsy shop to be a business;

•	33% use their creative business as their sole occupation;

•	97% run their shops from their homes;

•	81% aspire to grow their sales in the future; and

•	62% started their Etsy shop as a way to supplement income.
Etsy Buyers: Thoughtful Consumers
Etsy buyers visit Etsy.com to discover a broad selection of unique goods that are hard to find elsewhere, with items ranging from a $5 ornament, to a $50 hand-knit sweater, to a $2,000 custom-made table. In a 2016 survey of Etsy.com buyers, 91% agreed that Etsy offers products they cannot find elsewhere. We believe many Etsy buyers are motivated by more than simply price and convenience; we believe they also value craftsmanship, artistry, uniqueness, authenticity and sustainability. In our markets, Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. Etsy buyers can also purchase customized items, bespoke goods or unique and unexpected craft supplies from Etsy sellers. By buying in our markets, Etsy buyers are supporting creative entrepreneurs in their local communities and around the world. As of December 31, 2016, there were 28.6 million active buyers on our platform.
Etsy Employees
We too are members of our community. Whether drafting our policies, talking with Etsy sellers and Etsy buyers in our online forums, enhancing search functionality to help buyers better find what they're looking for or building new services and tools that help sellers start, manage and scale their businesses, our employees create genuine and lasting connections in our community. Etsy employees build personal relationships with Etsy sellers by visiting their shops, inviting them to our offices for lunch or celebrating with them at in-person events. In addition, our employees, including management, are encouraged to perform support rotations to foster connections with Etsy sellers and Etsy buyers and to help us better understand their needs.
We pride ourselves on our values-based and purpose-driven work culture. We focus on maximizing our employees’ professional and personal well-being. We evaluate employee performance on traditional business metrics and on adherence to our mission and values.
We believe employee engagement comes from fulfilling work focused on serving the needs of our sellers and buyers and from ample personal and professional growth opportunities. We invest heavily in employee development by offering coaching, skills workshops and training. We actively encourage personal education through arts and crafts workshops and employee-taught classes called “Etsy School,” covering subjects ranging from screen printing to Python programming. We also offer our employees paid time off to volunteer so that they can support the causes and organizations they are passionate about. In 2016, we introduced a 26-week gender-blind parental leave policy that is available to all Etsy employees globally. Through this policy we aim to support and enable parents to play equal roles in building successful companies and nurturing their families. Fortune magazine has recognized us as a great place to work every year since 2013.
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
As of December 31, 2016, we had 1,043 employees worldwide, with 648 in our offices in Brooklyn, New York. Of those employees, we had 319 in engineering, 124 in product, 187 in member operations, 276 in corporate and 137 in marketing.
We believe that a diverse workforce makes us a better company, and we strive to create opportunities for underrepresented groups to join, thrive and advance at Etsy. For example, we proactively work and recruit to improve the gender balance at all levels of our company. As of December 31, 2016, 56% of employees identified as female. As of December 31, 2016, 58% of managers and 36% of product, engineering and technical operations employees identified as female. We are committed to improving the diversity within our workforce, and we publish an annual Progress Report that details our progress toward this goal.
Our Partners

Our community also includes retailers who participate in our Etsy Wholesale offering and production partners who assist Etsy sellers who want to scale their businesses through our Etsy Manufacturing offering. Within Etsy Wholesale, retailers, nearly all of which are local boutiques, use our platform to connect directly with Etsy sellers and to add unique and distinctive items to their store offerings. As of December 31, 2016, there were 25,000 retailers on the platform. Etsy Manufacturing helps Etsy sellers who want to grow their business and connect directly with production partners. For example, an Etsy seller might work with a cut-and-sew shop to make clothes she has designed, a casting house that casts wax models for her jewelry designs or a digital printer that prints her photographs on household items.
Investors

We consider investors important stakeholders in our business. We strive to maintain transparent and open communications with the investment community, as appropriate, and appreciate those who support and believe in our long-term mission to reimagine commerce.
Our Opportunity

We believe that the nature of commerce is changing: people are choosing to purchase goods online or from a mobile device, consumers are looking for unique items rather than mass produced goods and more people than ever are seeking employment outside of the traditional nine-to-five workplace. We believe that these trends create a strong, long-term market opportunity for Etsy allowing us to continue to expand our markets globally by attracting buyers who want something different than a conventional, mass-produced retail shopping experience and sellers who are engaging in their creative passion, working for themselves and defining success on their own terms.

The retail landscape continues to change as more people around the world choose to purchase goods online or from a mobile device. eMarketer, a market research company, estimated that worldwide retail ecommerce sales were $2 trillion in 2016, up from $1.5 trillion in 2015. They expect worldwide retail ecommerce to generate double-digit growth each year through 2020, and sales to reach $4 trillion by the end of the four-year period. (Source: eMarketer - Worldwide Retail Ecommerce Sales: The eMarketer Forecast for 2016.) Whereas most large retailers emphasize efficiency and scale and pressure their suppliers to reduce their costs in order to offer goods produced at volume at the lowest-possible prices, our approach to commerce is fundamentally different and based on human connections. We believe that many consumers want to purchase goods that are unique and that reflect their personality and style, not simply mass-produced, generic goods. Finding these goods can be difficult, as markets for such goods have historically been highly fragmented across boutiques, consignment stores and other venues and marketplaces. Etsy sellers offer goods in over 50 retail categories, including furniture, jewelry, stationery, clothing, home goods, craft supplies and vintage items.

Two of our largest opportunities are to raise awareness among potential and existing buyers about the breadth and depth of items available on Etsy.com and to encourage them to make more frequent purchases. Given the more than 50 retail categories in which Etsy sellers have offerings, we believe we can establish Etsy.com as a shopping destination not just for gifts and special occasions, but also for goods buyers use in their everyday lives. We also believe that this perception shift and our efforts to make the shopping experience easier for Etsy buyers through technological enhancements to our capabilities in areas such as search and recommendations will encourage buyers to make more frequent purchases in our markets. In addition, we believe that our new market, Etsy Studio, will help us serve our craft supplies sellers better and reach a broader audience of craft supplies buyers around the world. According to the Association for Creative Industries, creative products is an approximately

$44 billion market in the United States. However, the vast majority of sales currently take place offline (Source: Association for Creative Industries - 2016 Creative Products Size of the Industry Study.) Etsy Studio offers a differentiated buyer experience that combines shopping and inspiration in one destination, which we believe creates a unique online opportunity for Etsy within this large addressable market.

The nature of work also continues to shift and more people than ever are choosing employment outside of traditional nine-to-five jobs. According to a McKinsey Global Institute study (the “Mckinsey Study”), 20-30% of the working-age population, or up to 162 million people, currently engage in independent work in the U.S. and E.U.-15. The McKinsey Study notes that 30-45% of the working-age population in these countries say they would like to earn either primary or supplemental income through independent work and consider themselves at least somewhat likely to pursue the option, implying the number of independent workers in the U.S. and the E.U.-15 could grow to up to 267 million. (Source: McKinsey Global Institute - Independent work: Choice, Necessity, and the Gig Economy.) We believe that our base of Etsy sellers reflects these changing dynamics. Active sellers on Etsy grew at 18% CAGR between 2013 and 2016 as more and more people chose to start a business. Additionally, our 2016 seller survey found that 33% of sellers in our markets have their creative business as their sole occupation, compared to 30% in our 2014 seller survey, reflecting an increasing number of people that are choosing to focus on independent work full time. As more and more people around the world choose to pursue their passions, we are focused on providing creative entrepreneurs with a global base of millions of buyers and a cohesive suite of services and tools specifically designed to support them as they start, manage and scale their businesses.
Our Platform

Etsy leverages technology to connect people around the world through commerce. Our platform includes our markets, our services and our technology, which help foster a loyal, engaged community of sellers and buyers. Our commitment to transparency and integrity underpins our platform and establishes trust within our markets and our community.

Key Components of Our Platform

Our Markets

Our markets offer an engaging way for an Etsy buyer to find millions of unique handmade and vintage goods as well as craft supplies.

Launched in 2005, Etsy.com is our largest market and it supports people buying and selling in nearly every country in the world. It offers buyers nearly 45 million unique listings of handmade and vintage goods and craft supplies. We believe that that the breadth and depth of the items available help to position Etsy.com as a go-to shopping destination for more than just special occasions. We plan to launch Etsy Studio in 2017, which will serve as a dedicated craft supplies market. We believe our ability to leverage our prior investments in Etsy.com, including search technology, payments, advertising and shipping, to launch and scale Etsy Studio will give us a competitive advantage in this market and any other markets we may launch. We also own ALM, a handmade and supplies market for sellers and buyers in France.
To help Etsy buyers discover and purchase items that they love, we focus on providing a number of tools and features within our Etsy.com market:

•
Personalized search and discovery.  Our platform is engineered to provide a personalized experience to each Etsy buyer, adjusting in real time based on her interactions within it. An Etsy buyer may search for an item using our search tool bar and filter the results by color, price, location or other characteristics. Additionally, she may browse through items, creating an activity feed by “favoriting” items that catch her eye and by following shops and tastemakers. We glean insights from Etsy buyers’ purchases and other interactions within our platform through our machine learning algorithms, cookies and other techniques. Knowing and understanding each buyer's individual tastes and interests allows us to personalize each experience, whether a buyer comes to simply browse our site or app or to search for specific items. Improvements that we made to search in 2015 enable buyers to more easily browse, filter for and buy that perfect item, particularly on a mobile device, even when they do not have a specific item in mind. In 2016, we made additional enhancements to search and acquired Blackbird Technologies, Inc., or Blackbird, a privately-held company that had developed proprietary machine learning technology to deliver superior search relevance and recommendations. We believe we have several opportunities to further enhance our search capabilities and plan to leverage our technology to power a range of search capabilities including more personalized search, ranking, spelling correction and predictive type-ahead to deliver a personalized shopping experience.

•
Connected experience across all devices—mobile and desktop. We want to engage Etsy buyers wherever they are and to provide an enjoyable and accessible shopping experience no matter how they come to Etsy. Our Etsy.com website and iOS and Android mobile apps include search and discovery, curation, personalization and social shopping features. We offer a connected experience through each channel, desktop, mobile web, and mobile app, ensuring that no matter what device she uses she will have the best possible experience. To optimize our mobile experience, we use deep linking to automatically transition Etsy buyers from mobile web to the mobile app when they encounter a link to an Etsy shop or item. Buyers can sign-up and sign-in to Etsy through Facebook and Google and our payment and digital wallet options include Apple Pay, Google Wallet and others. Our mobile apps have been downloaded approximately 41 million times as of December 31, 2016.

•
Global reach combined with local scale. There are people using our platform to buy and sell in nearly every country in the world. Our platform makes it easy for Etsy buyers and Etsy sellers to connect across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, product ads, and conversations between Etsy buyers and Etsy sellers. Our payments platform makes it easy for Etsy sellers to offer Etsy buyers a wide range of payment options. In addition to providing buyers with access to global inventory, we are also building local communities and fostering local connections. For example, our localized search feature, which is available in the U.K., Australia, France, and Germany, surfaces local items more prominently in search results so that buyers can easily connect with and purchase from sellers within their respective countries. In 2016, 33.3% of Etsy sellers were located outside the United States, and 30.4% of our GMS involved an Etsy seller or Etsy buyer outside of the United States.

•
Direct communication between sellers and buyers. We believe human connection is central to Etsy buyers’ engagement. Etsy buyers and Etsy sellers use the Conversations tool on our platform to communicate, person to person, about their orders, to request custom goods or personalization of goods or simply to have a conversation about the product or the process. In 2016, 56% of our active buyers sent or received a conversation and 67% of active sellers sent or received a conversation using our Conversations tool. In addition to our Conversations tool, we encourage engagement between Etsy buyers and Etsy sellers in a variety of ways, whether it be through sharing reviews on social media or connecting offline through the Etsy Local feature on our mobile app.

Our Services

Our platform makes it easy for an Etsy seller to open a shop and operate her business. According to our 2016 seller survey, for every hour that an Etsy seller spends making her products, she spends almost another hour doing business-related tasks, including inventory management, marketing, shipping, customer service and accounting.

How an Etsy Seller Spends Her Time

We are creating a cohesive platform of Seller Services and tools that help Etsy sellers start, manage and scale their businesses. Our services platform includes the following:

•
Seller Services. We offer a variety of services to help Etsy sellers build their personal brands, engage potential customers and complete transactions. We currently have four Seller Services, all of which were developed in-house:

•
Direct Checkout. Direct Checkout allows Etsy sellers to accept various forms of payment such as credit cards, debit cards, PayPal, Google Wallet, Apple Pay and Etsy Gift Cards. Once an Etsy buyer makes payment, the Etsy seller receives the funds in her own bank account and in her local currency. As of December 31, 2016, Direct Checkout was available in 36 countries and 12 currencies, compared to 22 countries and 10 currencies as of December 31, 2015. During 2016, 45.5% of active sellers used Direct Checkout.

•
Promoted Listings. Promoted Listings enables Etsy sellers to pay a cost-per-click based fee to feature and promote their goods in search results generated by Etsy buyers on our platform. This service allows Etsy sellers to target Etsy buyers who are specifically searching for goods similar to those she offers for sale. During 2016, 15.9% of active sellers used Promoted Listings.

•
Shipping Labels. Shipping Labels allows Etsy sellers to purchase United States Postal Service, FedEx and Canada Post shipping labels through our platform with the appropriate amount of postage. The ability to print shipping labels at home reduces the cost and time it takes Etsy sellers to ship goods to Etsy buyers globally. During 2016, 26.3% of active sellers in the United States and Canada used Shipping Labels.

•
Pattern by Etsy. With Pattern, Etsy sellers can create their own custom websites in minutes through our platform. Pattern imports listings and content from Etsy shops, syncs inventory and orders and utilizes our Direct Checkout and Shipping Label services. Since launching the service in April 2016, we have continued to introduce new features and enhancements, including additional layouts and themes, new search and image display options, guest checkout functionality and the ability for Pattern users to host a blog or send newsletters. Since the launch, 2.5% of active sellers used Pattern (includes eight months of paid seller activity).

Use of Seller Services in 2016

•
Seller Tools. In addition to our paid Seller Services, we provide a wide range of tools and features to support Etsy sellers run the administrative side of their businesses, including marketing and taxes. For example, our Google Shopping tool, which is complementary to our Promoted Listings service and the Google advertising we do on behalf of Etsy sellers, enables Etsy sellers to reach a broader audience by advertising their listings in Google search results. Through our partnership with Intuit, Etsy sellers in the United States and United Kingdom can simplify their accounting and bookkeeping by seamlessly exporting their Etsy.com sales and expenses to QuickBooks Self-Employed. To easily monitor orders and track sales and analyze visits and listings, Etsy sellers can use our online dashboard. Etsy sellers can also access analytics on the dashboard, on our website or on our “Sell on Etsy” mobile app. Of our 2016 active sellers, 50.6% used the Sell on Etsy mobile app in 2016. In early 2017, we launched Shop Manager which will serve as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics and have conversations with their customers across all of their Etsy shops. This tool makes it easier for creative entrepreneurs to run multi-channel businesses on Etsy and moves us closer to our long-term goal of supporting Etsy sellers wherever they choose to pursue commerce.

•
Education. We provide extensive educational resources to teach Etsy sellers how to start, manage and scale their businesses on our platform, including blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums and insights from Etsy.com support teams. In addition to our own educational resources, Etsy sellers connect through self-organized Etsy Teams to build supportive personal relationships with other Etsy Sellers, collaborate, educate and support each other as they build their independent creative businesses.

Our Technology

Our widely respected engineering team has built a sophisticated platform that enables millions of Etsy sellers and Etsy buyers to smoothly transact across borders, languages and devices. Our team is at the forefront of the software engineering practice of continuous deployment. We update the code that runs the Etsy website as often as every 20 minutes, and deploy code to various systems as often as 70 times per day. To enhance the performance of our platform, we collect and analyze a large volume of data. For example, we currently capture more than one billion user-generated events every day to produce personalized recommendations, improve our search experience and utilize A/B test features on our site.

Our use of machine learning algorithms creates an engaging shopping experience and also helps Etsy sellers and Etsy buyers connect across our platform. We apply proprietary machine learning to the search and discovery process, enabling shoppers to more easily browse, filter for and buy that perfect item, even when they may not have something specific in mind.

Machine translation and machine learning also play an important role in making it easy for Etsy sellers and Etsy buyers to connect even if they don’t speak the same language. We translate listings within our Etsy.com market into 10 languages and plan to translate listings on Etsy Studio into several key languages. Translating listings significantly increases the inventory available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience. We also translate conversations and reviews and, in 2016, began to apply machine translation to Promoted Listings.

We are a mobile-first company, meaning mobile is integrated into everything that we do. In recent years, we have focused on expanding our mobile capabilities. We developed our “Sell on Etsy” mobile app to help the Etsy seller operate her shop and manage orders. Our mobile website and our “Buy on Etsy” mobile app for Etsy buyers, which we developed to keep Etsy buyers engaged wherever they are, include search, discovery, curation, personalization and social shopping features, optimized for the mobile experience.

For the year ended December 31, 2016, approximately 64% of our visits and approximately 48% of our GMS were generated on a mobile device. This is a solid improvement compared with 2015, during which 60% of our visits and 43% of our GMS were generated on a mobile device. We are focused on continuing to narrow the gap between mobile visits and mobile GMS.

Our Passionate, Engaged and Loyal Etsy Sellers and Etsy Buyers
Etsy sellers and Etsy buyers are passionate, engaged and loyal—not only to us, but to each other—building a strong community.

•
Our active sellers and active buyers remain so for multiple years. For example, 32.3% of active sellers and 42.5% of active buyers as of December 31, 2012 continued to be active sellers and active buyers through their fourth year on the platform and 31.5% of active sellers and 41.1% of active buyers as of December 31, 2013 continued to be active sellers and active buyers through their fourth year on the platform. In addition, as of December 31, 2016, 15.2% of active sellers have been selling on Etsy for more than four years. Likewise, as of December 31, 2016, 17.4% of active buyers have been Etsy buyers for more than four years.

•	Repeat purchases demonstrate the loyalty of Etsy buyers. In 2016, approximately 41.0% of our active buyers made purchases on two or more days in the previous 12 months, up from 40.6% in 2015.

•
Unlike many other online commerce companies, the vast majority of visits come to Etsy from organic or direct sources. In 2016, 88% of visits came to Etsy.com from direct, organic or email sources. A visit represents activity from a unique browser or mobile app. A visit ends after 30 minutes of inactivity.

•
Etsy sellers and Etsy buyers engage with each other often. In 2016 56% of our active buyers sent or received a conversation and 67% of active sellers sent or received a conversation using our Conversations tool. As of December 31, 2016, approximately 20.1% of active sellers belong to a self-organized Etsy Team, developing supportive personal relationships with other Etsy sellers as they build their independent creative businesses. Currently, nearly 14,000 Etsy Teams have formed around the world.

•
Ensuring that buyers can find and purchase the exact items they are looking for each time they come to Etsy is an important part of fostering engagement and loyalty. In 2016, conversion rates increased across desktop, mobile web and mobile app compared to 2015, demonstrating our ability to continuously optimize the shopping experience.

The passion and loyalty demonstrated by Etsy sellers and Etsy buyers is the foundation for the continued growth and current scale of our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Growth and Retention of Active Sellers and Active Buyers” for more information.

Active Buyers by Purchase Type

Visits Contribution by Source Type

Commitment to Integrity and Transparency

Members of our community rely on us to maintain trusted markets. Our policies are designed to encourage transparency and clearly outline the rights and responsibilities of Etsy sellers, Etsy buyers, Etsy Wholesale partners and production partners participating on our platform. Most fundamentally, we require that goods listed in our markets be handmade, vintage or craft supplies. In 2017, we clarified our policies on Etsy.com to make it easier for sellers and buyers around the world to understand how we define handmade.

Transparency within our community helps to support our trustworthiness. For example, we publish an annual Progress Report that details progress toward our ideals and shares our hopes for the years to come. We also publish an annual Transparency Report, which, among other things, describes the steps we take when items that do not meet our guidelines are listed on Etsy.com, or when listed items are alleged to infringe third party rights. In 2016, we closed 4,525 Etsy.com shops that were subject to repeat notices of intellectual property infringement and closed 263,315 Etsy.com accounts for non-IP policy violations.

We strive to give the Etsy buyer comfort that she is purchasing unique goods from a shop that adheres to certain principles. Etsy buyers have a high degree of insight into Etsy sellers’ business practices. Our policies ask Etsy sellers to be transparent about themselves, their businesses and the goods they sell. We also have dedicated teams and sophisticated tools to help enforce our policies. For example, our Integrity team uses a combination of machine learning, automated systems and community-generated flags to review items and shops that may violate our policies. Our Trust and Safety team helps to prevent and detect fraud through human review and automated tools and algorithms.We also recognize that sometimes transactions don’t go as planned. When that happens, our online Case System provides a way for Etsy sellers and Etsy buyers to communicate with each other to resolve disputes.

We also establish trust by emphasizing the person behind every transaction. We deepen connections between Etsy sellers and Etsy buyers through our direct communication tools, seller stories on our website and apps and in-person events, highlighting personal relationships as a key part of the Etsy experience. For example, Etsy sellers are encouraged to share their stories to reach Etsy buyers on our platform and on social media. The trustworthiness of Etsy.com and the connections among people in our community are cornerstones of our business.

Our Strategy: The Path Ahead

Our seller-aligned business model means that we succeed when our sellers succeed. We are focused on helping sellers grow their sales within our markets and building a cohesive services platform to help them start, manage and scale their businesses.

Our Markets

The power of human connection is central to the Etsy experience and we connect creative entrepreneurs to thoughtful consumers around the world. We continue to nurture Etsy.com and are also launching Etsy Studio to better serve craft supplies sellers and to broaden our reach to craft supplies buyers around the world. We want to create the best shopping experience for Etsy buyers. Our markets strategy is to expand our overall base of buyers and drive frequency with existing buyers. We plan to accomplish this strategy through three main initiatives:

•
Raise brand awareness of Etsy.com as an everyday shopping destination: With nearly 45 million listings within Etsy.com, there are unique items available for nearly every personality, style, occasion and budget. We are investing in initiatives to shape perceptions and highlight the breadth and depth of items available. Over time, we believe that raising awareness of Etsy.com as a go-to shopping destination, not just for special occasions, will help us attract a larger audience and also encourage existing buyers to make more frequent purchases. We launched our first global brand marketing campaign, called “Difference Makes Us,” in September 2016 to showcase this positioning, and plan to increase this investment in marketing in the future. We also plan to invest in paid advertising and marketing campaigns to attract new craft supplies buyers to Etsy Studio in 2017.

•
Make enhancements that encourage purchase frequency: We want to offer an engaging way for Etsy buyers to discover and purchase Etsy sellers’ unique goods. We believe that making enhancements to personalized product recommendations for Etsy buyers and helping them to better find the exact items they are looking for are our largest near-term opportunities. We are continuing our work to augment our existing capabilities within search and recommendation on Etsy.com. We also make regular updates to our platform to improve the shopping experience and strengthen Etsy buyer trust, such as further optimizing the mobile experience and our payments platform. We recently launched multi-shop checkout on Etsy.com, which gives Etsy buyers the ability to purchase items from more than one seller in a single transaction, and we plan to introduce guest checkout in 2017. We believe that all of these improvements together will support improving conversion rates and will ultimately enable us to increase buyer frequency on Etsy.com.

•
Connect globally while continuing to scale locally: Our vision is global and local, and our platform supports Etsy buyers and Etsy sellers in nearly every country in the world. Cross-border transactions are the largest component of international GMS and we remain committed to reducing barriers such as language and currency so that sellers and buyers from different countries can easily connect and transact. We are also focused on building and deepening local Etsy communities around the world, each with its own ecosystem of Etsy sellers and Etsy buyers. GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country grew approximately 47% in 2016 compared with 2015, making it the fastest growing category of international GMS. We plan to continue to invest in local marketing and content and other locally relevant tools and enhancements around the world to encourage these connections.

We formerly referred to initiatives within our markets strategy as “Etsy Everyday” and “Build Local Marketplaces Globally.” The above initiatives reflect these ongoing efforts, but have been refined to better capture our evolving business opportunities.

Our Services

We continue to focus on offering high-impact services that enable Etsy sellers to start, manage and scale their businesses. We launched our first Seller Service in late 2011 and in 2016 Seller Services represented $200.9 million, 55.0% of our revenue, a 47.0% increase over 2015. Seller Services revenue growth has been driven by service launches and enhancements that have allowed Etsy sellers to address the administrative tasks associated with running a business. For example, in 2016, we increased the number of countries where Direct Checkout is available to 36 countries, up from 22 countries in 2015. We also made FedEx and expedited United States Postal Service labels available through Shipping Labels, expanded the inventory available within Promoted Listings and launched our custom website service, Pattern. We are building a cohesive suite of services and tools specifically designed to help Etsy sellers start, manage and scale their businesses:

•
Start: According to our 2016 seller survey, more than half of Etsy sellers choose our markets as the first place to start their creative business. By setting up a shop in our markets, an Etsy seller gains access to a global audience of 28.6 million active buyers looking for unique goods or craft supplies. We offer a wealth of educational resources and a variety of listing tools to make the process of starting as intuitive as possible. Additionally, our vibrant community, including our 14,000 Etsy Teams and active forums, serve as a unique source of support that new Etsy sellers can turn to for advice and encouragement when starting a creative business.

•
Manage: We want to make it easier for Etsy sellers to run their businesses so that they can devote more time to making or designing their goods. We offer a wide range of services and tools that help Etsy sellers more effectively manage their business, from payments to shipping to accounting and taxes. For example, services and tools such as Direct Checkout, Shipping Labels and our partnership with Intuit all reduce the amount of time that a seller spends on time-consuming administrative tasks.

•
Scale: We want sellers to come to Etsy not only to access our global community of 28.6 million active buyers, but also because we offer sales and marketing opportunities that help them reach their business goals. Both Pattern and Etsy Wholesale are sales channels that Etsy sellers can use to reach new audiences. Additionally, Promoted Listings and our Google Shopping tool serve as powerful marketing tools for Etsy sellers looking to raise their profile on and off Etsy.com. We will continue to build each of these offerings and look to expand our marketing offerings into a suite of marketing services and analytics tools that empower Etsy sellers to drive and measure the growth of their businesses.

In 2017, we introduced Shop Manager, which enables Etsy sellers to access many of these tools and services along with all of their Etsy shops in one convenient place. We believe that this moves us closer to our long term goal of becoming the central hub for creative entrepreneurs and supporting them wherever they choose to pursue commerce.
Competition
We compete for the Etsy seller with both retailers and companies that sell software to small businesses. An Etsy seller can list her goods for sale with online retailers or sell her goods through local consignment and vintage stores and other venues and marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our markets or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform. We are able to compete for Etsy sellers based on our brand awareness, the global scale of our markets and the breadth of our online presence, the number and engagement of Etsy buyers, our Seller Services, our seller education resources and tools, our policies and fees, our mobile apps, the strength of our community and our values.
We also compete with retailers for the attention of the Etsy buyer. An Etsy buyer has the choice of shopping with any online or offline retailer, whether large marketplaces or national retail chains or local consignment and vintage stores or other venues or marketplaces. We are able to compete for Etsy buyers based on the unique goods that Etsy sellers list in our markets, our brand awareness, the person-to-person commerce experience, our reputation as trusted markets, our mobile apps, ease of payment and the availability and reliability of our platform.

Intellectual Property
Protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, primarily including trade secret, copyright and trademark laws and to a lesser extent patent laws, in the United States and abroad, and we use confidentiality procedures, non-disclosure agreements, invention assignment agreements and other contractual rights to protect our intellectual property.
While we have obtained or applied for patent protection for some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. We file patents and register domain names, trademarks and service marks in the United States and abroad. We also rely upon common law protection for certain trademarks.

Circumstances beyond our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we operate, and changes in legal frameworks may impact the scope, enforceability and validity of rights. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and our operating results.
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently changing. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, E.U. directives and other national laws govern the processing of payments, consumer protection and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country. The growing regulation of e-commerce worldwide could impose additional compliance burdens and costs on us or on Etsy sellers and could subject us to significant liability for any failure to comply. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption and export control laws.
Emerging Growth Company Status

As of June 30, 2016, we had a public float of greater than $700 million and are therefore no longer considered an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012.
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file or furnish reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge on our website at investors.etsy.com as soon as reasonably practicable after we have filed or furnished them to the SEC. The information on our website is not incorporated into this Annual Report and investors should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com or by calling (347) 382-7582.

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

For a summary of our financial information by geographic location, see “Note 13—Segment and Geographic Information ” in the Notes to Consolidated Financial Statements. For information regarding our product development expenditures in the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future.
We incurred net losses of $29.9 million, $54.1 million and $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $116.3 million. We may not achieve or maintain profitability in the future. We expect that our operating expenses will increase substantially as we hire additional employees, increase our marketing efforts, expand our operations and continue to invest in the development of our platform, including our Seller Services and tools and technological enhancements. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

Further, our revenue growth rate may continue to decelerate in the future for a number of reasons, including the gradual deceleration of our GMS growth rate. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior quarterly or annual periods as an indication of our future performance.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these Risk Factors and the following:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions and Etsy sellers’ use of Seller Services;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our Markets and Seller Services strategies;

•	the timing and success of new services and features we introduce;

•	the impact of our investment in marketing;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our markets, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth; and

•	the impact of our revised global corporate structure that was implemented on January 1, 2015.

Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.
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
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active sellers and active buyers. For example, our revenue is driven by the number of active sellers, seller engagement, the number of active buyers, buyer engagement and our ability to maintain trusted markets. We must continue to encourage Etsy sellers to list items for sale and use our Seller Services and encourage Etsy buyers to return and purchase items in our markets more frequently.
We want to create the best shopping experience for Etsy buyers and are focused on making enhancements that encourage purchase frequency. We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, they may stop listing items in our markets and using our Seller Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional marketing expense.
Even if we are able to attract new Etsy sellers and Etsy buyers to replace the ones that we lose, they may not maintain the same level of activity, and the revenue generated from new Etsy sellers and Etsy buyers may not be as high as the revenue generated from the ones who leave our markets. If we are unable to retain existing Etsy sellers and Etsy buyers and attract new Etsy sellers and Etsy buyers who contribute to an active community, our growth prospects could be harmed and our business could be adversely affected.
Additionally, the demand for the goods listed in our markets is dependent on consumer preferences which can change quickly and may differ across generations and cultures. If demand for the goods that Etsy sellers offer declines, we may not be able to attract and retain Etsy buyers and our business would be harmed. Trends in socially-conscious consumerism and buying locally could also shift or slow which would make it more difficult to attract new Etsy sellers and Etsy buyers. Our growth prospects would also be hampered if the shift to online and mobile commerce does not continue.
The trustworthiness of our markets and the connections within our community are important to our success. If we are unable to maintain them, our ability to attract and retain Etsy sellers and Etsy buyers could suffer.
We have built trusted markets that embody our values-based culture. Our reputation depends upon our Etsy sellers, their unique offerings and their adherence to our policies. We establish trust in our markets in a variety of ways. For example, our policies are designed to encourage transparency and clearly outline the rights and responsibilities of Etsy sellers, Etsy buyers, Etsy Wholesale partners and production partners participating on our platform. We strive to give the Etsy buyer comfort that she is purchasing unique goods from a small business that adheres to certain principles. Our Integrity team uses a combination of machine learning, automated systems and community-generated flags to review items and shops that may violate our policies. We also have sophisticated tools to detect fraud and we strive to prohibit bad actors from using our platform. In addition, production partners who apply to join Etsy Manufacturing must commit to ethical expectations and to operating a safe and just workplace, with transparency and reliable customer service.
Etsy's transparency with our community helps to support the trustworthiness of our markets. For example, we publish an annual Progress Report that details our progress toward our ideals and shares our goals for the years to come and we also release an annual Transparency Report, which, among other things, describes the steps we take when items that do not meet our guidelines are listed on our platform, or when listed items are alleged to infringe third party rights.
We also establish trust by emphasizing the person behind every transaction. We deepen connections among members of our community through our communication tools, seller stories on our website and our in-person events, which highlight personal relationships as a key part of the Etsy experience. For example, Etsy sellers are encouraged to share their stories and use tools, such as shop videos, to reach Etsy buyers on our platform and on social media. We also recognize that sometimes transactions don’t go as planned. When that happens, our Case System provides a way for Etsy sellers and Etsy buyers to communicate with each other to resolve disputes.
We also encourage our employees to build meaningful connections with other members of our community. For example, we ask employees to perform support rotations to help foster connections with Etsy sellers and Etsy buyers and to help us better understand their needs.
The trustworthiness of our markets and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us, our platform or our policies and guidelines, even if factually incorrect or based on isolated incidents;

•	an inability to gain the trust of prospective buyers;

•	disruptions or defects in our markets, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	lack of awareness of our policies;

•	changes to our policies that members of our community perceive as inconsistent with our values or that are not clearly articulated;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our markets;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our values.
If we are unable to maintain trustworthy markets and encourage connections among members of our community, then our ability to attract and retain Etsy sellers and Etsy buyers could be impaired and our reputation and business could be adversely affected.
Adherence to our values and our focus on our mission and long-term sustainability may negatively influence our short- or medium-term financial performance.
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and work toward our mission to reimagine commerce and expand the Etsy Economy. We may take actions that we believe will benefit our business and the Etsy Economy and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example:

•	we may choose to prohibit the sale of items in our markets that we believe are inconsistent with our values even though we could benefit financially from the sale of those items;

•	we may choose to revise our policies in ways that we believe will be beneficial to our community in the long term even though the changes may be perceived unfavorably; or

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
If we are not able to enhance our current offerings and develop new offerings to respond to the changing needs of Etsy sellers and Etsy buyers, our growth prospects may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands. We spend substantial time and resources understanding the needs of Etsy sellers and Etsy buyers and responding to them. For example, we enhance our Seller Services, search and discovery functionality and the member experience on a regular basis. We also regularly launch new products and services. For example, in 2016, we launched a new Seller Service, Pattern, which enables Etsy sellers to create their own custom website. We also introduced a number of tools, such as Google Shopping, which allows sellers to reach audiences off of Etsy by advertising their listings in Google search results. In 2017, we plan to launch a new craft supplies market, Etsy Studio, to serve our craft supplies sellers and help them reach a broader audience of craft supplies buyers around the world. Our effectiveness in enhancing our current offerings and introducing new offerings may impact our revenue growth and our operating results.
Etsy sellers and Etsy buyers may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs. In addition, developing new services and features is complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity or our failure to market them effectively.
New offerings may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy Etsy sellers and Etsy buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than existing offerings and our revenue from the new offerings may not be enough to offset the cost of developing them.
We expect to continue to increase our marketing efforts to help grow our business, but those efforts may not be effective.
Maintaining and promoting awareness of our markets and broader platform is important to our ability to attract and retain Etsy sellers and Etsy buyers. We believe that much of the historical growth in the number of active sellers and active buyers has originated from word-of-mouth referrals and other organic means, as our historical marketing efforts and expenditures have been relatively limited, although increasing in recent years. We launched our first brand marketing campaign in 2016, and intend to invest significant resources in marketing in the future, particularly brand marketing focused on bringing more Etsy buyers to our platform and encouraging existing buyers to return more frequently. We anticipate that our marketing initiatives may become increasingly expensive as we continue to invest in our marketing efforts and as competition increases, and generating a meaningful return on those initiatives may be difficult.

An important part of our markets strategy is to position Etsy's markets as go-to shopping destinations for unique items that buyers can use in their everyday lives. Our growth will depend in part on our ability to launch marketing campaigns that resonate with new and existing Etsy buyers and appropriately balance our level of marketing spending with the benefits that may be realized through revenue growth. If we are not able to change our brand perception and raise awareness of the breadth and depth of items available in our markets, our business could be adversely affected. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine marketing, affiliate marketing and display advertising, as well as search engine optimization, social media usage, mobile push notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our markets and, therefore, reduce the number of visits to our markets. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. We also obtain a significant number of visits through email advertising. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our markets. As online commerce and social networking evolve, we must continue to maintain a presence within these networks.
If the mobile solutions available to Etsy sellers and Etsy buyers are not effective, the use of our platform could decline.
Purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers using our mobile apps for the optimal mobile experience. Visits to our markets through a mobile website may not convert into purchases as often as visits made through our mobile app or through desktop, which could result in less revenue for us. Additionally, although conversion rates have continued to increase across mobile websites, mobile apps and desktop, these rates may slow or stall, which could also have a negative impact on revenue.
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

Expanding our community outside of the United States is an important part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed.
Our vision is global and local and we are focused on expanding outside of the United States. Although we have a significant number of Etsy sellers and Etsy buyers outside of the United States, we have limited experience in developing local markets outside the United States and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing and staffing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
Despite our execution efforts, the goods that Etsy sellers list on Etsy.com may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy brand as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to Etsy.com from Etsy buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that a majority of the goods listed on our platform are denominated in U.S. dollars. Our success outside the United States will be linked to our ability to attract local Etsy sellers and Etsy buyers to our markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop Etsy's community globally or to otherwise grow our business outside of the United States on a cost-effective basis could adversely affect our GMS, revenue and operating results.
Competition is also likely to intensify outside of the United States, both where we operate now and where we plan to expand our operations. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets. Some of our competitors may also be able to develop and grow internationally more quickly than we will.

Continued expansion outside of the United States may also require significant financial investment. These investments include marketing , enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses.
Further expansion outside of the United States will subject us to risks associated with operations abroad.
Doing business outside of the United States subjects us to increased risks and burdens such as:

•
complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments, intellectual property, consumer protection, online platform liability and taxation of goods and services);

•	fluctuations of foreign exchange rates;

•	potentially heightened risk of fraudulent transactions;

•	limitations on the repatriation of funds;

•
exposure to liabilities under anti-corruption, anti-money laundering and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control, and similar laws and regulations in other jurisdictions;

•	varying levels of internet, e-commerce and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States; and

•	barriers to international trade, such as tariffs, customs or other taxes.
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
Etsy buyers primarily pay for purchases using Direct Checkout or PayPal. In the United States and other countries where Direct Checkout is available, Etsy buyers can use Direct Checkout on our platform to pay with credit cards, debit cards, bank transfers, PayPal and, in certain markets, Apple Pay, Android Pay and Etsy Gift Cards, rather than being directed to a third-party payment platform. A significant portion of our GMS, approximately 78%, is processed through Direct Checkout, and a significant portion of our revenue is derived from Direct Checkout.
We have engaged third-party service providers to perform underlying compliance, card processing and payment disbursing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business would be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, a third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Direct Checkout, which required Etsy to develop a short-term manual solution. These payment processing delays and complications did not have a material impact on our results of operations for the fiscal year ended December 31, 2016. If a third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop using Direct Checkout, stop listing new items for sale or even close their accounts altogether.

The laws and regulations related to payments are complex, evolving and subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities or could force us to stop offering Direct Checkout. Additionally, changes in payment regulation may occur that could render our payments system less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact Direct Checkout.
As we expand the availability of Direct Checkout or offer new payment methods to Etsy sellers and Etsy buyers in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules could lead to increased fees for Etsy or Etsy sellers, which may negatively impact Direct Checkout usage and our markets.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our markets and Seller Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our markets could decline and the number of goods listed in our markets could decline. In addition, we believe that currency exchange rates are dampening the demand from buyers outside the United States for goods denominated in U.S. dollars, which is impacting our GMS. As of December 31, 2016, approximately 88% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. For example, when Hurricane Sandy struck New York in October 2012, our headquarters in Brooklyn was closed for five days, and we experienced a heavy volume of support requests from Etsy sellers and Etsy buyers, which required us to devote additional resources to handle those requests. Events of this type could impact Etsy sellers’ ability to continue producing goods for sale in our markets. These events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
If sensitive information about members of our community is misused or disclosed, or if we or our third-party providers are subject to cyber attacks, members of our community may curtail use of our platform, we may be exposed to liability and our reputation could suffer.
Like all online services, our platform is vulnerable to power outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members' personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including encryption and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.
Additionally, some of our third party service providers, such as identify verification and payment processing providers, regularly have access to some confidential and sensitive member data. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our members' data may be improperly accessed, used or disclosed.

Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing Etsy sellers and Etsy buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face potential liability, regulatory investigation, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business and our reputation for maintaining trusted markets.
We face intense competition and may not be able to compete effectively.
Our industry is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain both Etsy sellers and Etsy buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for Etsy sellers with both retailers and companies that sell software and services to small businesses. In addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our markets or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Intuit and Shopify.
We compete to attract, engage and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the extent to which our Seller Services can ease the administrative tasks that an Etsy seller might encounter in running her business, wherever she chooses to pursue commerce;

•	the global scale of our markets and the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	our seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business through Pattern, Etsy Wholesale or Etsy Manufacturing;

•	our mobile apps;

•	the strength of our community; and

•	our values.
In addition, we compete with retailers for the attention of the Etsy buyer. An Etsy buyer has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon, eBay or Alibaba, or national retail chains, such as West Elm or Target, or local consignment and vintage stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies and other features that may be difficult or impossible for Etsy sellers to match.
We compete to attract, engage and retain Etsy buyers based on many factors, including:

•	the breadth of unique goods that Etsy sellers list in our markets;

•	our brand awareness;

•	the person-to-person commerce experience;

•	our reputation for trustworthiness;

•	our mobile apps;

•	ease of payment; and

•	the availability and reliability of our platform.
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

Our reputation may be harmed if members of our community use illegal or unethical business practices.
Our emphasis on our values makes our reputation particularly sensitive to allegations of illegal or unethical business practices by Etsy sellers or other members of our community. Our policies promote legal and ethical business practices, such as encouraging Etsy sellers to work only with manufacturers who do not use child or involuntary labor, who do not discriminate and who promote sustainability and humane working conditions. However, we do not control Etsy sellers or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
Failure to deal effectively with fraud could harm our business.
Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our markets, those measures may not always be effective.
For example, Etsy sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card practices, we could be held liable for orders placed through Direct Checkout with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give the option of paying with credit cards if we fail to follow payment card industry data security standards or fail to limit fraudulent transactions conducted in our markets.
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
Etsy sellers and Etsy buyers rely on access to the internet or mobile networks to access our markets. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps.
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission went into effect that prohibit internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, the rules are subject to pending legal challenges and if they are overturned, or if the current Federal Communications Commission revokes or changes the rules, our business could be adversely impacted. Outside of the United States, government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
Our business depends on network and mobile infrastructure provided by third parties and on our ability to maintain and scale the technology underlying our platform.
The reliability of our platform is important to our reputation and our ability to attract and retain Etsy sellers and Etsy buyers. As the number of Etsy sellers and Etsy buyers, volume of traffic, number of transactions and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term.
We also depend on the development and maintenance of the internet and mobile infrastructure. This includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products.
Third-party providers host much of our technology infrastructure. Any disruption in their services, or any failure of our providers to handle the demands of our markets could significantly harm our business. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain Etsy sellers and Etsy buyers could be adversely affected, which could harm our growth prospects and our business.
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
We have experienced rapid growth in our business, such as in headcount, the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers and we plan to continue to grow in the future, both in the United States and abroad. For example, our headcount has grown from 251 employees on December 31, 2011 to 1,043 employees on December 31, 2016. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial and management controls and enhance our reporting systems and procedures. As we continue to grow, our operating expenses will increase. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
We may expand our business through acquisitions of other businesses, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in September 2016 we acquired Blackbird Technologies, Inc. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

•	integrating new businesses and technologies into our infrastructure;

•	consolidating operational and administrative functions;

•	coordinating outreach to our community;

•	maintaining morale and culture and retaining and integrating key employees;

•	maintaining or developing controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

•
assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyber attacks, taxes and other matters.

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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on internet service providers and online commerce, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption and export control laws. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort.
Additionally, it is not always clear how existing laws apply to the internet as many of these laws do not address the unique issues raised by internet service providers or online commerce. For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements relating to the use of third-party “cookies,” “web beacons” and other methods of online tracking. The United States, the European Union and other governments have enacted or are considering legislation that could (i) significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools and (ii) require internet service providers to disclose user information to regulatory authorities.
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
In some cases, non-U.S. privacy, data security and protection, consumer protection, e-commerce and other laws and regulations are more restrictive than those in the United States and are actively enforced. For example, the European Union traditionally has imposed stricter obligations and provided for more onerous penalties under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we display, collect and use consumer information and may necessitate unfavorable product changes for our non-U.S. users.
Existing and future laws and regulations enacted by federal, state or non-U.S. governments could impede the growth of internet service providers or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain Etsy sellers and Etsy buyers may be adversely affected and we may not be able to grow our business as we anticipate.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business.
We may be subject to claims that items listed in our markets are counterfeit, infringing or illegal.
Although we do not create or take possession of the items listed in our markets by Etsy sellers, we frequently receive communications alleging that items listed in our markets infringe third-party copyrights, trademarks, patents or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our markets. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our markets and, in certain cases, closing the shops of Etsy sellers who repeatedly violate our policies.
Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by Etsy sellers on our platform, especially outside the United States where we may be less protected under local laws than we are in the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by Etsy sellers and Etsy buyers. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of Etsy sellers.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by Etsy sellers on our platform, we could face regulatory, civil or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platform less user-friendly. Moreover, public perception that counterfeit or other unauthorized items are common in our markets, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where Etsy does business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We may be involved in litigation matters that are expensive and time consuming.
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 14—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers and underwriters, in connection with the litigation described in this Annual Report and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
We may be unable to protect our intellectual property adequately.
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, and these changes may impact our ability to protect our intellectual property and defend against third party claims. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.
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
The software powering our markets incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by Etsy and the internet and technology industries generally have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our markets. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition and results of operations.
Our business and our Etsy sellers and Etsy buyers may be subject to sales and other taxes.
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to Etsy sellers and Etsy buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. New legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could make selling in our markets less attractive and could adversely affect our business.

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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of Nasdaq also apply to us. As part of these requirements, we have established and maintained effective disclosure and financial controls and made changes to our corporate governance practices. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate.
Most of our management and other personnel have little experience managing a public company and preparing public filings. In addition, our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of

December 31, 2016, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements , adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2016, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $15.81 through February 24, 2017. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Annual Report, as well as how those results and metrics compare to analyst and investor expectations;

•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;

•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock or a negative view of our financial guidance or projections;

•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	changes in our board of directors, management or other key personnel;

•	disruptions in our markets due to hardware, software or network problems, security breaches or other issues;

•	the strength of the global economy or the economy in the jurisdictions in which we operate, currency fluctuations, and market conditions in our industry and those affecting members of our community;

•	the trading activity of our largest stockholders;

•	the number of shares of our common stock that are available for public trading;

•	litigation or other claims against us;

•	stockholder activism;

•	the performance of the equity markets in general and in our industry;

•	the operating performance of other similar companies;

•	changes in legal requirements relating to our business; and

•	any other factors discussed in this Annual Report.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. Stock prices of many technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 14—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.

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
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law, or DGCL, may delay or prevent a change in control of our company. Section 203 of the DGCL imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.
Our headquarters are located in Brooklyn, New York where we occupy approximately 198,635 square feet under a lease that expires in 2026. We use these facilities for our principal administration, technology and development and engineering activities. Our European headquarters are located in Dublin, Ireland. We also have other offices, including offices in San Francisco, Hudson (New York) and London.
We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.
Item 3. Legal Proceedings.
See “Note 14—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Etsy's Common Stock
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ETSY” since April 16, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low intra-day sales price per share of our common stock as reported by Nasdaq:

	2015		2016
	High	Low	High	Low
First Quarter	N/A	N/A	$9.40	$6.04
Second Quarter (beginning April 16, 2015)	$35.74	$13.78	10.10	7.60
Third Quarter	23.44	11.85	15.70	9.08
Fourth Quarter	15.11	7.91	16.05	10.84
Holders of Record
As of the close of business on February 24, 2017, there were approximately 261 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors thinks are relevant. In addition, our ability to pay cash dividends is limited by the terms of our Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for additional information about our Credit Agreement.
Unregistered Sales of Equity Securities
On May 5, 2016, we issued and sold an aggregate of 80,011 shares of our common stock upon the net exercise of warrants to purchase 97,931 shares of our common stock. The shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act.
On September 19, 2016, we issued 685,749 shares of our common stock to the former stockholders of Blackbird Technologies, Inc. in connection with the acquisition of Blackbird. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2016(1)	45,058	$14.28	—	—
November 1 - 30, 2016	—	—	—	—
December 1 - 31, 2016	—	—	—	—
Total	45,058	$14.28	—	—
(1) Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Performance Graph

The following graph shows a comparison from April 16, 2015 (the date our common stock commenced trading on Nasdaq) through December 31, 2016, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the Russell 2000 Index. The graph assumes $100 was invested at the market close on April 16, 2015 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and Russell 2000 Index assume reinvestment of any dividends.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN

$120
$100
$80
$60
$40
$20
4/16/15
4/30/15
5/31/15
6/30/15
7/31/15
8/31/15
9/30/15
10/31/15
11/30/15
12/31/15
1/30/16
2/29/16
3/31/16
4/30/16
5/31/16
6/30/16
7/31/16
8/31/16
9/30/16
10/31/16
11/30/16
12/31/16
Etsy Inc.
NASDAQ Composite Index
Russell 2000 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

Item 6. Selected Consolidated Financial and Other Data.
The following tables show selected consolidated financial data. The selected consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016, and the selected consolidated balance sheet data as of December 31, 2015 and 2016, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2012 and 2013, and the selected consolidated balance sheet data as of December 31, 2013 and 2014 is derived from our audited consolidated financial statements and related notes not included in this Annual Report.
The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures. See the accompanying footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” below for more information. Our historical results and key metrics are not necessarily indicative of future results, and results for any interim period presented below are not necessarily indicative of the results to be expected for any annual period.
The following selected consolidated financial data and key metrics should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Markets	$55,330	$78,544	$108,732	$132,648	$158,204
Seller Services	15,863	42,817	82,502	136,608	200,857
Other	3,409	3,661	4,357	4,243	5,906
Total revenue	74,602	125,022	195,591	273,499	364,967
Cost of revenue(1)	24,493	47,779	73,633	96,979	123,328
Gross profit	50,109	77,243	121,958	176,520	241,639
Operating expenses:
Marketing(1)	10,902	17,850	39,655	66,771	82,799
Product development(1)	18,653	27,548	36,634	42,694	55,083
General and administrative(1)	21,909	31,112	51,920	68,939	86,180
Total operating expenses	51,464	76,510	128,209	178,404	224,062
(Loss) income from operations	(1,355)	733	(6,251)	(1,884)	17,577
Other expense, net	(1,175)	(675)	(4,009)	(26,110)	(20,453)
(Loss) income before income taxes	(2,530)	58	(10,260)	(27,994)	(2,876)
Benefit (provision) for income taxes	145	(854)	(4,983)	(26,069)	(27,025)
Net loss	$(2,385)	$(796)	$(15,243)	$(54,063)	$(29,901)
Net loss per share attributable to common stockholders—basic and diluted	$(0.09)	$(0.02)	$(0.38)	$(0.59)	$(0.26)
Weighted average common shares outstanding—basic and diluted	30,281,842	32,667,242	40,246,663	91,122,291	113,562,738

(1)	Includes total stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Cost of revenue	$166	$200	$1,113	$871	$1,057
Marketing	57	79	216	560	971
Product development	436	785	1,461	2,860	5,079
General and administrative	3,435	2,770	7,260	6,550	8,794
Total stock-based compensation expense	$4,094	$3,834	$10,050	$10,841	$15,901

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands except percentages)
Other Operational and Financial Data(2):
GMS	$895,152	$1,347,833	$1,931,981	$2,388,387	$2,841,985
Adjusted EBITDA	$10,669	$16,947	$23,081	$31,007	$57,124
Active sellers	830	1,074	1,353	1,563	1,748
Active buyers	9,317	14,032	19,810	24,046	28,566
Percent mobile visits	N/A	41%	54%	60%	64%
Percent mobile GMS	N/A	30%	37%	43%	48%
Percent international GMS	28.4%	28.4%	30.9%	29.8%	30.4%

(2) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Net loss	$(2,385)	$(796)	$(15,243)	$(54,063)	$(29,901)
Excluding:
Interest and other non-operating expense, net	438	256	549	1,202	5,502
(Benefit) provision for income taxes	(145)	854	4,983	26,069	27,025
Depreciation and amortization	7,930	12,380	17,223	18,550	22,525
Stock-based compensation expense	4,094	3,834	5,920	8,981	13,168
Stock-based compensation expense—acquisitions	—	—	4,130	1,860	2,733
Loss on asset impairment	—	—	—	—	551
Net unrealized loss on warrant and other liabilities	737	419	411	3,133	—
Foreign exchange loss	—	—	3,049	21,775	14,951
Acquisition-related expenses	—	—	2,059	—	570
Contribution to Good Work Institute (formerly Etsy.org)	—	—	—	3,500	—
Adjusted EBITDA	$10,669	$16,947	$23,081	$31,007	$57,124

	As of December 31,
	2013	2014	2015	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$54,870	$88,843	$292,864	$282,086
Net working capital	55,764	85,608	278,932	287,024
Total assets	104,900	246,203	553,061	581,193
Deferred revenue	2,760	3,452	4,712	5,648
Long-term liabilities	1,466	57,450	142,441	152,428
Convertible preferred stock	80,212	80,212	—	—
Total stockholders’ equity	4,003	67,088	330,498	344,757

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our outlook, our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the “Risk Factors” section.
Overview

Etsy offers markets, services and technology that empower creative entrepreneurs and shape a positive future for business.
Our mission is to reimagine commerce in ways that build a more fulfilling and lasting world. We believe we are creating a new economy, the Etsy Economy, where creative entrepreneurs find meaningful work and both global and local markets for their goods and where thoughtful consumers discover and buy unique goods and build connections with the people who sell them. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on.

Our markets provide creative entrepreneurs with access to consumers around the world. Buyers come to Etsy.com to find what they are looking for among nearly 45 million unique items across more than 50 retail categories. We also offer a wide range of Seller Services and tools that are specifically designed to help creative entrepreneurs start, manage and scale their businesses.
Our revenue is diversified, generated from a mix of markets activities and Seller Services. Our largest market is Etsy.com. In 2017, we plan to launch a dedicated craft supplies market called Etsy Studio. We also own A Little Market, or ALM, a handmade and supplies market for sellers and buyers in France. Markets revenue is primarily made up of the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee she pays for each item she lists on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay us for services, which include Direct Checkout, our payment processing service; Promoted Listings, our ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to purchase shipping labels through our platform; and Pattern, launched in April 2016, which enables sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships.
As of December 31, 2016, our platform, which includes our markets, our services and our technology, connected 1.7 million active Etsy sellers and 28.6 million active Etsy buyers, in nearly every country in the world. In 2016, Etsy sellers generated GMS of $2.8 billion, of which approximately 48% came from purchases made on mobile devices. We are a global company: 30.4% of our 2016 GMS came from transactions where either an Etsy seller or an Etsy buyer were located outside of the United States.
Our business has grown in significant ways:

•	Our GMS was $2.8 billion in 2016, up 19.0% over 2015, and was $2.4 billion in 2015, up 23.6% over 2014.

•
Our revenue was $365.0 million in 2016, up 33.4% over 2015. In 2016, our Markets revenue was $158.2 million, up 19.3% over 2015, and our Seller Services revenue was $200.9 million, up 47.0% over 2015. Our revenue was $273.5 million in 2015, up 39.8% over 2014. In 2015, our Markets revenue was $132.6 million, up 22.0% over 2014, and our Seller Services revenue was $136.6 million, up 65.6% over 2014.

•
As of December 31, 2016, our number of active sellers was 1.7 million, up 11.8% since December 31, 2015, and our number of active buyers was 28.6 million, up 18.8% since December 31, 2015. As of December 31, 2015, our number of active sellers was 1.6 million, up 15.5% since December 31, 2014, and our number of active buyers was 24.0 million, up 21.4% since December 31, 2014.

•
Etsy sellers and Etsy buyers have transacted across borders since our first year of business, and our international community continues to grow. International GMS was 30.4% as a percentage of total GMS in 2016, compared to 29.8% of GMS in 2015 and 30.9% of GMS in 2014. In 2016, GMS generated between a non-U.S. buyer and a non-U.S. seller both located in the same country increased approximately 47% from 2015. In 2015, this component of GMS increased approximately 58% from 2014, partially due to the acquisition of ALM in June 2014. Currently, Etsy sellers and Etsy buyers are based in nearly every country in the world and our Etsy.com market is available in 10 languages.

•
During 2016, we continued to enhance our mobile offerings. Mobile visits represented approximately 64% of visits in 2016, 60% of visits in 2015 and 54% of visits in 2014. Mobile GMS represented approximately 48% of GMS in 2016, increasing from approximately 43% of GMS in 2015 and approximately 37% of total GMS in 2014. As of December 31, 2016, our mobile apps have been downloaded 41 million times.

•
We have continued to enhance our Seller Services offerings, most recently including the launch of Pattern in 2016. Seller Services revenue has increased as a percentage of total revenue in the past six years from less than 3% in 2011 to approximately 55% in 2016. Seller Services increased as a percentage of total revenue to 55% in 2016, up from approximately 50% in 2015 and 42% in 2014.

•
In 2016, we incurred a net loss of $29.9 million, compared to $54.1 million in 2015 and $15.2 million in 2014. In 2016, we reported Adjusted EBITDA of $57.1 million compared to $31.0 million in 2015 and $23.1 million in 2014.

See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, people and technology investments) and assess the performance of our business. The unaudited key operating metrics, unaudited non-GAAP financial measure and key financial metrics we use are:

	Year Ended December 31,
	2014	2015	2016

	(in thousands except percentages)
GMS	$1,931,981	$2,388,387	$2,841,985
Revenue	$195,591	$273,499	$364,967
Markets revenue	$108,732	$132,648	$158,204
Seller Services revenue	$82,502	$136,608	$200,857
Net loss	$(15,243)	$(54,063)	$(29,901)
Adjusted EBITDA	$23,081	$31,007	$57,124

Active sellers	1,353	1,563	1,748
Active buyers	19,810	24,046	28,566
Percent mobile visits	54%	60%	64%
Percent mobile GMS	37%	43%	48%
Percent international GMS	30.9%	29.8%	30.4%
GMS
Gross merchandise sales, or GMS, is the dollar value of items sold in our markets within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by Etsy. GMS is largely driven by transactions in our Markets and is not directly impacted by Seller Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our markets, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, the health of our ecosystem and the scale and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; loss on asset impairment; net unrealized loss on warrant and other liabilities; foreign exchange loss; acquisition-related expenses and contributions to Good Work Institute (formerly Etsy.org). See “Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Direct Checkout, Promoted Listings, Shipping Labels, Pattern, Google Shopping and Etsy Wholesale enrollment. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
Active Buyers
An active buyer is an Etsy buyer who has made at least one purchase in the last 12 months. An Etsy buyer is identified by a unique e-mail address; a single person can have multiple Etsy buyer accounts. We generate revenue when Etsy buyers order items from Etsy sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platform, awareness of our brand, the engagement and loyalty of Etsy buyers and the health of our ecosystem.
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
Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes orders initiated on mobile devices but ultimately completed on a desktop. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
International GMS
International GMS is GMS from transactions where either the billing address for the Etsy seller or the shipping address for the Etsy buyer at the time of sale is outside of the United States. We believe that international GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
Non-GAAP Financial Measures
Adjusted EBITDA
In this Annual Report on Form 10-K, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net loss adjusted to exclude: interest and other non-operating expense, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; loss on asset impairment; net unrealized loss on warrant and other liabilities; foreign exchange loss; acquisition-related expenses and contributions to Good Work Institute (formerly Etsy.org). Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss;

•	Adjusted EBITDA does not consider the impact of loss on asset impairment;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense;

•	Adjusted EBITDA does not reflect the impact of our contributions to Good Work Institute (formerly Etsy.org); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2015	2016

	(in thousands)
Net loss	$(15,243)	$(54,063)	$(29,901)
Excluding:
Interest and other non-operating expense, net(1)	549	1,202	5,502
Provision for income taxes	4,983	26,069	27,025
Depreciation and amortization(1)	17,223	18,550	22,525
Stock-based compensation expense	5,920	8,981	13,168
Stock-based compensation expense—acquisitions	4,130	1,860	2,733
Loss on asset impairment	—	—	551
Net unrealized loss on warrant and other liabilities	411	3,133	—
Foreign exchange loss	3,049	21,775	14,951
Acquisition-related expenses	2,059	—	570
Contribution to Good Work Institute (formerly Etsy.org)(2)	—	3,500	—
Adjusted EBITDA	$23,081	$31,007	$57,124

(1) Included in interest and depreciation expense amounts above, interest and depreciation expense related to our new headquarters under build-to-suit accounting requirements, which commenced in May 2016, for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016

	(in thousands)
Interest expense	$—	$—	$5,337
Depreciation	—	—	2,186

(2) Etsy made a one-time contribution of 188,235 shares of common stock totaling $3.2 million and $0.3 million to Good Work Institute (formerly Etsy.org) during the first and second quarters of 2015, respectively.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in the section titled “Risk Factors.”
Growth and Retention of Active Sellers and Active Buyers
Our success depends in part on the growth and retention of our active sellers and active buyers. Our revenue is driven by the number of active sellers, seller engagement, the number of active buyers, buyer engagement and our ability to maintain trusted markets. As of December 31, 2016, our markets had grown to 1.7 million active sellers and 28.6 million active buyers, up from 1.6 million active sellers and 24.0 million active buyers as of December 31, 2015. We believe two of our most significant opportunities to drive growth within our markets are to bring new buyers to Etsy and to encourage existing buyers to return more frequently. Repeat purchases demonstrate the loyalty of Etsy buyers. In 2016, approximately 41.0% of our active buyers made purchases on two or more days in the previous 12 months, up from 40.6% in 2015. To analyze our retention rates, we measure repeat activity by Etsy sellers and Etsy buyers.
Cohort of 2011, 2012 and 2013 Active Sellers
We refer to active sellers as of December 31, 2011 as “2011 Active Sellers,” as of December 31, 2012 as “2012 Active Sellers” and as of December 31, 2013 as “2013 Active Sellers.” Of total 2011 Active Sellers, 32.3% remained active sellers through their fourth year on the platform, compared to 32.3% for 2012 Active Sellers and 31.5% for 2013 Active Sellers. The average annual GMS per 2011 Active Seller during their fourth year on the platform was over five times higher than their first year, compared to over four times higher for 2012 Active Sellers and almost four times higher for 2013 Active Sellers.

Cohort of 2011, 2012 and 2013 Active Sellers
This cohort data demonstrates our success in retaining sellers over a multi-year period, with the sellers that remain on our platform maintaining consistent GMS growth.

Cohort of 2011, 2012 and 2013 Active Buyers
We refer to active buyers as of December 31, 2011 as “2011 Active Buyers,” as of December 31, 2012 as “2012 Active Buyers” and as of December 31, 2013 as “2013 Active Buyers.” Of total 2011 Active Buyers, 44.7% remained active buyers through their fourth year on the platform, compared to 42.5% for 2012 Active Buyers and 41.1% for 2013 Active Buyers. The average annual GMS per 2011 Active Buyer during their fourth year on the platform was 89.2% higher than their first year, compared to 88.3% for 2012 Active Buyers and 80.5% for 2013 Active Buyers. We note that 2013 was the first year we started to significantly invest in our paid acquisition marketing efforts to grow our buyer base.

Cohort of 2011, 2012 and 2013 Active Buyers
This cohort data demonstrates our ability to consistently retain buyers over a multi-year period and reflects the loyalty of our buyer base. We have identified our ability to increase purchase frequency among these long-term buyers as one of our significant opportunities for growth and we are focused on improving search and recommendations to better match our buyers with the nearly 45 million items listed on Etsy.com, driving buyer growth and retention.

Seller Services Growth
Our business model is based on shared success: we make money when Etsy sellers make money, so we continue to invest in building the platform they depend on. Over the long term, our goal is to become the central hub for creative entrepreneurs and to support them wherever they choose to pursue commerce. To achieve this, we continue to invest our resources to develop in-house a cohesive platform of Seller Services and tools that help sellers start, manage and scale their businesses. As of December 31, 2016, 51.7% of active sellers used one or more of our Seller Services compared to 48.1% of active sellers as of December 31, 2015. For December 31, 2016, this included 45.5% of active sellers using Direct Checkout, 15.9% of active sellers using Promoted Listings, 26.3% of active sellers in the United States and Canada using Shipping Labels and 2.5% of active sellers using Pattern (includes eight months of paid seller activity since the launch of this service in April 2016). Additionally, in 2016 approximately 78% of GMS was processed through Direct Checkout compared to 62% in 2015. We expect continued revenue growth in 2017 from our existing Seller Services, albeit at a slower pace than 2016, driven by both adoption and product enhancements, with the aim, over time, of re-investing this revenue to build a suite of services that form a cohesive platform for the best place to run a business.

Investment in Marketing
We are focusing on initiatives to shape perceptions of Etsy’s markets as go-to shopping destinations for unique items that consumers use in their everyday lives by investing in both acquisition and brand marketing. Within acquisition marketing, we align our investments with a model that is guided by our two-year lifetime value model and makes conservative assumptions about how paid traffic will perform compared with organic traffic. We remain committed to achieving positive return on investment at the aggregate company level on our marketing spend and maintaining a marketing payback period that continues to outperform our two-year lifetime value model. Over time, we believe this will help us attract a larger audience and also encourage existing buyers to make more frequent purchases. We launched our first global brand marketing campaign, called “Difference Makes Us,” in September 2016 to showcase the breadth and depth of items available within the Etsy.com market. In 2016, we spent $82.8 million on marketing expenses, or 22.7% of revenue, up 24.0% over 2015. In 2015, we spent $66.8 million on marketing expenses, or 24.4% of revenue, up 68.4% over 2014. In the upcoming year, we expect marketing expenses to increase as a percentage of total revenue as we continue to increase our investment in brand-related marketing following the launch of our global brand campaign in 2016.
Investment in Technology
Our widely-respected engineering team has built a sophisticated platform that enables millions of Etsy sellers and Etsy buyers to smoothly transact across borders, languages and devices. We have made, and will continue to make, significant investments in our platform to attract buyers and sellers to our markets and enhance their experience. In September 2016, we acquired Blackbird, a machine learning company, which we believe will augment our ability to surface the most relevant and personalized search results going forward. In 2016, we spent $55.1 million on product development expenses, or 15.1% of revenue, up 29.0% over 2015 and in 2015, we spent $42.7 million on product development expenses, or 15.6% of revenue, up 16.5% over 2014. In addition, we capitalized website development and internal-use software, including stock-based compensation, of $12.6 million and $10.2 million in 2016 and 2015, respectively. We plan to continue to invest in innovation to address the needs of our community. In the upcoming year, we expect product development expenses to increase as a percentage of total revenue as we continue to recognize expenses related to the acquisition of Blackbird.
Investment in Connected Experience—Mobile and Desktop
We want to engage Etsy buyers wherever they are and to provide an enjoyable and connected shopping experience no matter what device they use to access any of the Etsy markets. We are a mobile-first company, meaning mobile is integrated into everything that we do, and have focused on expanding our mobile capabilities in recent years. Our mobile website and our “Buy on Etsy” mobile app for Etsy buyers include search, discovery, curation, personalization and social shopping features, optimized for a personal mobile experience. Mobile visits represented 64% of total visits in 2016 compared to 60% of total visits in 2015. In addition, mobile GMS was 48% of total GMS in 2016, up from 43% of total GMS in 2015. We are focused on continuing to narrow the gap between mobile visits and mobile GMS in 2017.
International Growth
Our growth will depend in part on international Etsy sellers and international Etsy buyers constituting an increasing portion of our community. Our vision is global and local, and our platform supports buyers and sellers in nearly every country in the world. International GMS was 30.4% of GMS in 2016 compared to 29.8% in 2015. We expect international GMS to grow faster than U.S. domestic GMS in 2017, driven by our efforts to build local communities and foster local connections and assuming that currency remains stable compared to average levels in December 2016. In 2016, 33.3% of Etsy sellers were located outside the United States, and Etsy.com is available in 10 languages, with our platform supporting buyers and sellers in nearly every country in the world. Cross-border transactions is the largest component of international GMS and we remain committed to reducing barriers such as language and currency so that sellers and buyers from different countries can easily connect and transact. We are also focused on building and deepening local Etsy communities around the world, each with its own ecosystem of Etsy sellers and Etsy buyers. GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country grew approximately 47% in 2016 compared with 2015, making it the fastest growing category of international GMS. We continue to believe that we can grow international GMS, over time, to represent 50% of our total GMS. To meet our goals, we plan to continue to invest in local marketing and other locally-relevant tools and enhancements around the world to encourage these connections.

Components of Our Results of Operations
Revenue
Our revenue consists of Markets revenue, Seller Services revenue and Other revenue.
Markets.  Markets revenue is primarily made up of the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists (for up to four months) on Etsy.com. Revenue from completed Wholesale transactions through Etsy.com and transaction and listing revenue for other markets, including ALM and Etsy Studio, launching in 2017, are a smaller contribution to Markets revenue.
Seller Services revenue.  Seller Services revenue consists of fees an Etsy seller pays us for the Seller Services she uses, including Direct Checkout, Promoted Listings, Shipping Labels and Pattern.

•
Revenue from Direct Checkout consists of fees an Etsy seller pays us to process credit, debit and Etsy Gift Card payments. Direct Checkout fees vary between 3-4% of the item’s total sale price plus a flat fee per order, depending on the country in which her bank account is located. Direct Checkout fees are based on an item’s total sale price, including shipping.

•	Revenue from Promoted Listings consists of cost-per-click fees an Etsy seller pays us for prominent placement of her listings in search results generated by Etsy buyers in our markets.

•
Revenue from Shipping Labels consists of fees an Etsy seller pays us when she purchases shipping labels directly through our platform, net of the cost we incur in purchasing those shipping labels. We are able to provide our sellers shipping labels from the United States Postal Service, FedEx and Canada Post at discounted pricing due to the volume of purchases through our platform.

•	Revenue from Pattern by Etsy consists of monthly subscription and annual domain registration fees, an optional add-on, an Etsy seller pays to use our custom website services.
Other revenue.  Other revenue includes the fees we receive from Paypal for transactions that occur outside of Direct Checkout, funds we receive from a third-party for unused Etsy Gift Cards and revenue from commercial partnerships.
Our revenue recognition policies are discussed under “—Critical Accounting Policies and Significant Judgments and Estimates.”
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees and credit card chargebacks to support Direct Checkout revenue along with costs of refunds made to Etsy buyers that we are not able to collect from Etsy sellers. Cost of revenue also includes expenses associated with the operation and maintenance of our platform and data centers, including depreciation and amortization, employee-related costs and hosting and bandwidth costs. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that Direct Checkout revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin.

Operating Expenses
Operating expenses consist of marketing, product development and general and administrative expenses. Direct and indirect employee-related expenses are the most significant component of the product development and general and administrative expense categories, and we expect these costs to increase as we continue to hire new employees in order to support our anticipated growth. We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function.
Marketing.  Marketing expenses consist primarily of digital marketing and brand-related marketing expenses. Digital marketing largely consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing and affiliate marketing, focused on buyer acquisition. Our brand marketing efforts use channels such as display and video to support campaigns focused on raising brand awareness and improving brand perception. Marketing expenses also include employee-related expenses for our employees involved in digital marketing, brand marketing and design, seller development and growth, public relations and communications, product marketing and marketing research activities. Marketing expenses are primarily driven by investments to grow and retain members on our platform.
Product development.  Product development expenses consist primarily of employee-related expenses for our employees involved in engineering, product management, product design and product research activities. Additional expenses include consulting costs related to the development, quality assurance and testing of new technology and enhancement of our existing technology.

General and administrative.  General and administrative expenses consist primarily of costs associated with the use of facilities and equipment, including depreciation and amortization, rent, office overhead and certain professional services expenses. General and administrative expenses also include employee-related expenses for our employees involved in general corporate functions. General and administrative expenses are primarily driven by increases in headcount required to support business growth.
Other (Expense) Income, net
Other (expense) income, net consists of interest expense, interest and other income, foreign exchange loss and net unrealized loss on warrant and other liabilities.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2015	2016

	(in thousands)
Revenue:
Markets	$108,732	$132,648	$158,204
Seller Services	82,502	136,608	200,857
Other	4,357	4,243	5,906
Total revenue	195,591	273,499	364,967
Cost of revenue	73,633	96,979	123,328
Gross profit	121,958	176,520	241,639
Operating expenses:
Marketing	39,655	66,771	82,799
Product development	36,634	42,694	55,083
General and administrative	51,920	68,939	86,180
Total operating expenses	128,209	178,404	224,062
(Loss) income from operations	(6,251)	(1,884)	17,577
Other expense, net	(4,009)	(26,110)	(20,453)
Loss before income taxes	(10,260)	(27,994)	(2,876)
Provision for income taxes	(4,983)	(26,069)	(27,025)
Net loss	$(15,243)	$(54,063)	$(29,901)

	Year Ended December 31,
	2014	2015	2016
Revenue:
Markets	55.6%	48.5%	43.3%
Seller Services	42.2	49.9	55.0
Other	2.2	1.6	1.6
Total revenue	100.0	100.0	100.0
Cost of revenue	37.6	35.5	33.8
Gross profit	62.4	64.5	66.2
Operating expenses:
Marketing	20.3	24.4	22.7
Product development	18.7	15.6	15.1
General and administrative	26.5	25.2	23.6
Total operating expenses	65.5	65.2	61.4
(Loss) income from operations	(3.2)	(0.7)	4.8
Other expense, net	(2.0)	(9.5)	(5.6)
Loss before income taxes	(5.2)	(10.2)	(0.8)
Provision for income taxes	(2.5)	(9.5)	(7.4)
Net loss	(7.8)	(19.8)	(8.2)

Comparison of Years Ended December 31, 2015 and 2016
Revenue

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Revenue:
Markets	$132,648	$158,204	$25,556	19.3%
Percentage of total revenue	48.5%	43.3%
Seller Services	$136,608	$200,857	$64,249	47.0%
Percentage of total revenue	49.9%	55.0%
Other	$4,243	$5,906	$1,663	39.2%
Percentage of total revenue	1.6%	1.6%
Total revenue	$273,499	$364,967	$91,468	33.4%
GMS increased $453.6 million, or 19.0%, to $2.8 billion in the year ended December 31, 2016 compared to the year ended December 31, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2016 would have been 20.0%, or approximately one percentage point higher than the reported 19.0% growth. Supporting this growth in GMS, active sellers increased 11.8% to 1.7 million and active buyers increased 18.8% to 28.6 million at December 31, 2016 compared to December 31, 2015.
During the year ended December 31, 2016, percent mobile visits increased as a percentage of total visits to approximately 64%, up from approximately 60% for the year ended December 31, 2015 and mobile GMS increased as a percentage of total GMS to approximately 48%, up from approximately 43% for the year ended December 31, 2015. These increases were a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile GMS continued to grow faster than mobile visits and, as a result, the gap between mobile visits and mobile GMS narrowed slightly. Year-over-year, mobile app and mobile web GMS and conversion rates each continued to grow faster than desktop GMS. We anticipate conversion rate gains across both mobile and desktop in 2017 that reflect improvements in our search and recommendations capabilities. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the year ended December 31, 2016, international GMS increased as a percentage of total GMS to 30.4%, from 29.8% for the year ended December 31, 2015. The improved performance in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between buyers and sellers outside of the U.S., both in the same country and cross-border. We continue to believe the decline of GMS between U.S. sellers and international buyers, which decreased 8% for the year ended December 31, 2016, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate. Finally, GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS. GMS between international buyers and sellers in the same country grew approximately 47% year-over-year during the year ended December 31, 2016 and has grown from our smallest category historically to be more similar in size to GMS between international buyers and sellers in different countries. We believe the robust growth in this GMS category demonstrates the progress we are making on our strategy to build and deepen local Etsy communities around the world.
Revenue increased $91.5 million, or 33.4%, to $365.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, of which 55.0% consisted of Seller Services revenue and 43.3% consisted of Markets revenue.
Markets revenue increased $25.6 million, or 19.3%, to $158.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This growth corresponded with a 19.0% increase in GMS to a total of $2.8 billion for the year ended December 31, 2016. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $64.2 million, or 47.0%, to $200.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The growth in Seller Services revenue was primarily driven by an increase in revenue from Direct Checkout, which continued to benefit from the integration of Paypal through the anniversary of this integration at the end of the fourth quarter. As this integration was a substantial driver of year-over-year Seller Services revenue growth, we expect Direct Checkout and Seller Services revenue growth to decelerate in 2017. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels and, to a lesser extent, a modest contribution from Pattern by Etsy. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Seller Services revenue continued to outpace growth in Markets revenue during 2016. As of December 31, 2016, 51.7% of active sellers use one or more of our Seller Services compared to 48.1% of active sellers as of December 31, 2015. At December 31, 2016, 45.5% of active sellers used Direct Checkout, 15.9% of active sellers used Promoted Listings, 26.3% of active sellers in the United States and Canada used Shipping Labels and 2.5% of active sellers used Pattern. We expect modest contributions to revenue from recently launched Seller Services and tools in 2017.
Other revenue increased $1.7 million, or 39.2%, to $5.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, mainly due to the recognition of $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider. This represents the three-year cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. Future unused gift card revenue will be recognized monthly as earned and is not anticipated to be significant in future periods. This increase was partially offset by a reduction of processing fees from Paypal, a third-party payment processor, as a result of its integration into Direct Checkout.

Cost of Revenue

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Cost of revenue	$96,979	$123,328	$26,349	27.2%
Percentage of total revenue	35.5%	33.8%
Cost of revenue increased $26.3 million, or 27.2%, to $123.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of additional costs to support the increase in Direct Checkout revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs.
Operating Expenses
There were 1,043 total employees on December 31, 2016, compared with 819 on December 31, 2015.
Marketing

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Marketing	$66,771	$82,799	$16,028	24.0%
Percentage of total revenue	24.4%	22.7%
Marketing expenses increased $16.0 million, or 24.0%, to $82.8 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of an increased spend on brand marketing campaigns and affiliate marketing related to buyer acquisition, as well as an increase in employee-related expenses in our marketing team, which includes our public relations, communications and seller development teams.

Product development

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Product development	$42,694	$55,083	$12,389	29.0%
Percentage of total revenue	15.6%	15.1%
Product development expenses increased $12.4 million, or 29.0%, to $55.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams, including additional expenses resulting from the acquisition of Blackbird Technologies in September 2016.
General and administrative

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
General and administrative	$68,939	$86,180	$17,241	25.0%
Percentage of total revenue	25.2%	23.6%
General and administrative expenses increased $17.2 million, or 25.0%, to $86.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by an increase in employee-related expenses, overhead related to our new office locations, including depreciation expense related to our new Brooklyn headquarters, and professional services mainly related to compliance with the Sarbanes-Oxley Act. This increase was partially offset by a one-time contribution of $3.5 million to Good Work Institute (formerly Etsy.org) during the first half of 2015. Removing the impact of this contribution, general and administrative expenses would have increased 31.7%. We expect general and administrative expenses as a percentage of revenue to decline in 2017.
Other Expense, net

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Other expense, net	$(26,110)	$(20,453)	$5,657	(21.7)%
Percentage of total revenue	(9.5)%	(5.6)%
Other expense, net was $26.1 million in the year ended December 31, 2015, mainly due to a foreign currency loss due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. The loss was in addition to the mark-to-market loss related to convertible warrants. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments. Other expense, net was $20.5 million in the year ended December 31, 2016, primarily as a result of a currency exchange loss related to the intercompany debt and cash settlements resulting in realized currency loss as well as interest expense largely associated with the build-to-suit lease accounting for our new corporate headquarters.

Provision for Income Taxes

	Year Ended December 31,		Change
	2015	2016	$	%

	(in thousands except percentages)
Provision for income taxes	$(26,069)	$(27,025)	$(956)	3.7%
Percentage of total revenue	(9.5)%	(7.4)%
Our income tax provision for the year ended December 31, 2015 and the year ended December 31, 2016 was $26.1 million and $27.0 million, respectively. The primary driver of the income tax provision was tax expense related to our updated corporate structure of $17.1 million for the years ended December 31, 2015 and 2016. For both periods, other drivers include the mix of income and losses in jurisdictions with a wide range of tax rates, the disallowance of the benefit of losses in certain foreign jurisdictions and the amount of non-deductible stock-based compensation expense.

Comparison of Years Ended December 31, 2014 and 2015
Revenue

	Year Ended December 31,		Change
	2014	2015	$	%

	(in thousands except percentages)
Revenue:
Markets	$108,732	$132,648	$23,916	22.0%
Percentage of total revenue	55.6%	48.5%
Seller Services	$82,502	$136,608	$54,106	65.6%
Percentage of total revenue	42.2%	49.9%
Other	$4,357	$4,243	$(114)	(2.6)%
Percentage of total revenue	2.2%	1.6%
Total revenue	$195,591	$273,499	$77,908	39.8%
GMS increased $456.4 million, or 23.6%, to $2.4 billion in the year ended December 31, 2015 compared to the year ended December 31, 2014. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2015 would have been 25.2%, or approximately 1.6 percentage points higher than the reported 23.6% growth. Supporting this growth, active sellers increased 15.5% to 1.6 million and active buyers increased 21.4% to 24.0 million for at December 31, 2015 compared to December 31, 2014.
During the year ended December 31, 2015, percent mobile visits increased as a percentage of total visits to approximately 60%, up from approximately 54% for the year ended December 31, 2014 and mobile GMS increased as a percentage of total GMS to approximately 43%, up from 37% for the year ended December 31, 2014. These increases were a result of increased mobile traffic and, to a lesser extent, improvements in our mobile offerings for Etsy buyers.
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
Revenue increased $77.9 million, or 39.8%, to $273.5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, of which 49.9% consisted of Seller Services revenue and 48.5% consisted of Markets revenue.

Markets revenue increased $23.9 million, or 22.0%, to $132.6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. This growth corresponded with a 23.6% increase in GMS to a total of $2.4 billion for the year ended December 31, 2015. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $54.1 million, or 65.6%, to $136.6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The growth in Seller Services revenue was primarily driven by an increase in revenue from Promoted Listings, as well as increases in Direct Checkout and Shipping Labels revenue. The increase in Promoted Listings revenue was due to the re-launch of the product at the end of the third quarter of 2014. The fourth quarter of 2015 was the first full quarter following the anniversary of the re-launch of Promoted Listings. The increase in Direct Checkout revenue reflects an increase in the number of Etsy sellers using the service and the increase in overall GMS. Additionally, Direct Checkout revenue benefited from our integration of PayPal during the fourth quarter of 2015. The increase in Shipping Label revenue reflects a combination of an increase in the number of Etsy sellers using the service and enhancements to the product. As of December 31, 2015, 48.1% of active sellers use one or more of our Seller Services compared to 46.1% of active sellers as of December 31, 2014. As of December 31, 2015, 40.2% of active sellers used Direct Checkout, 16.7% of active sellers used Promoted Listings and 23.9% of active sellers in the United States and Canada used Shipping Labels.
Other revenue decreased $0.1 million, or 2.6%, to $4.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, mainly the result of a decrease in processing fees received from Paypal, a third-party service provider, due to the integration of PayPal into Direct Checkout late in the fourth quarter of 2015.
Cost of Revenue

	Year Ended December 31,		Change
	2014	2015	$	%

	(in thousands except percentages)
Cost of revenue	$73,633	$96,979	$23,346	31.7%
Percentage of total revenue	37.6%	35.5%
Cost of revenue increased $23.3 million, or 31.7%, to $97.0 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of additional costs to support the increase in Direct Checkout revenue. To a lesser extent, the increase was due to increases in depreciation and amortization, employee-related costs and hosting and bandwidth costs associated with ongoing maintenance of our technology infrastructure. Cost of revenue decreased as a percentage of revenue due to moderate growth in employee-related costs and costs related to our technology infrastructure as compared to the growth in higher-margin revenue streams such as Promoted Listings.
Operating Expenses
There were 819 total employees on December 31, 2015, compared with 685 on December 31, 2014.
Marketing

	Year Ended December 31,		Change
	2014	2015	$	%

	(in thousands except percentages)
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

	(in thousands except percentages)
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

	(in thousands except percentages)
General and administrative	$51,920	$68,939	$17,019	32.8%
Percentage of total revenue	26.5%	25.2%
General and administrative expenses increased $17.0 million, or 32.8%, to $68.9 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of an increase in employee-related expenses, the $3.5 million expense related to the one-time contribution of cash and shares of our common stock to Good Work Institute (formerly Etsy.org), an increase in general office and maintenance expenses and increased professional services.
Other Expense, net

	Year Ended December 31,		Change
	2014	2015	$	%

	(in thousands except percentages)
Other expense, net	$(4,009)	$(26,110)	$(22,101)	NM
Percentage of total revenue	(2.0)%	(9.5)%
Other expense, net increased $22.1 million to $26.1 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of as a result of a non-cash currency exchange loss of $21.8 million largely due to intercompany debt in connection with the revised global corporate structure that we implemented on January 1, 2015. The increase in other expense also reflects the mark-to-market loss related to convertible warrants of $3.1 million. As a result of the IPO, the convertible warrants are now classified as equity instruments and do not require additional mark-to-market adjustments in future periods.

Provision for Income Taxes

	Year Ended December 31,		Change
	2014	2015	$	%

	(in thousands except percentages)
Provision for income taxes	$(4,983)	$(26,069)	$(21,086)	NM
Percentage of total revenue	(2.5)%	(9.5)%
Our income tax provision was $26.1 million for the year ended December 31, 2015. The primary driver of the income tax provision was the $17.1 million impact of our updated global corporate structure implemented on January 1, 2015. Additional drivers of the income tax provision include the mix of income and losses in jurisdictions with a wide range of tax rates, the disallowance of the benefit of losses in certain foreign jurisdictions, tax benefit for a research and development tax credit, the amount of non-deductible stock-based compensation expense, non-deductible charitable contributions and unrealized loss on our warrant liability.
Our income tax provision was $5.0 million for the year ended December 31, 2014. Rate drivers included the establishment of a valuation allowance against certain of our deferred tax assets of $2.1 million, the mix of income and losses in jurisdictions with a wide range of tax rates, the amount of non-deductible stock-based compensation expense and the unrealized loss on our warrant liability.

Quarterly Results of Operations
The following tables show selected unaudited quarterly results of operations and other unaudited operational and non-GAAP financial data for the eight quarters ended December 31, 2016, as well as the percentage that each line item in the following results of operations data represents of revenue. The results of operations data for each of these quarters have been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our quarterly results of operations and operational and non-GAAP financial data will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future quarter or year.

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands except share and per share amounts)
Revenue:
Markets	$30,151	$30,469	$32,232	$39,796	$35,730	$37,405	$38,133	$46,936
Seller Services	27,279	29,770	32,329	47,230	43,533	47,069	48,511	61,744
Other	1,113	1,126	1,135	869	2,584	875	918	1,529
Total revenue	58,543	61,365	65,696	87,895	81,847	85,349	87,562	110,209
Cost of revenue	20,709	21,909	24,165	30,196	27,911	29,098	29,314	37,005
Gross profit	37,834	39,456	41,531	57,699	53,936	56,251	58,248	73,204
Operating expenses:
Marketing	12,210	15,543	16,542	22,476	15,847	17,205	18,736	31,011
Product development	10,009	10,072	11,406	11,207	12,230	11,840	14,897	16,116
General and administrative	20,457	17,632	15,250	15,600	19,076	22,537	21,942	22,625
Total operating expenses	42,676	43,247	43,198	49,283	47,153	51,582	55,575	69,752
(Loss) income from operations	(4,842)	(3,791)	(1,667)	8,416	6,783	4,669	2,673	3,452
Other (expense) income, net	(21,019)	2,346	(1,129)	(6,308)	8,023	(7,719)	(709)	(20,048)
(Loss) income before income taxes	(25,861)	(1,445)	(2,796)	2,108	14,806	(3,050)	1,964	(16,596)
Provision for income taxes	(10,725)	(4,909)	(4,095)	(6,340)	(13,614)	(4,261)	(4,363)	(4,787)
Net (loss) income	$(36,586)	$(6,354)	$(6,891)	$(4,232)	$1,192	$(7,311)	$(2,399)	$(21,383)
Net (loss) income per share attributable to common stockholders—basic and diluted	$(0.84)	$(0.07)	$(0.06)	$(0.04)	$0.01	$(0.06)	$(0.02)	$(0.19)
Weighted average common shares outstanding—basic	43,703,508	96,503,149	111,329,917	111,677,599	112,129,470	113,045,888	113,757,212	115,296,380
Weighted average common shares outstanding—diluted	43,703,508	96,503,149	111,329,917	111,677,599	115,368,566	113,045,888	113,757,212	115,296,380

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Revenue:
Markets	51.5%	49.7%	49.1%	45.3%	43.7%	43.8%	43.5%	42.6%
Seller Services	46.6	48.5	49.2	53.7	53.2	55.1	55.4	56.0
Other	1.9	1.8	1.7	1.0	3.2	1.0	1.0	1.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	35.4	35.7	36.8	34.4	34.1	34.1	33.5	33.6
Gross profit	64.6	64.3	63.2	65.6	65.9	65.9	66.5	66.4
Operating expenses:
Marketing	20.9	25.3	25.2	25.6	19.4	20.2	21.4	28.1
Product development	17.1	16.4	17.4	12.8	14.9	13.9	17.0	14.6
General and administrative	34.9	28.7	23.2	17.7	23.3	26.4	25.1	20.5
Total operating expenses	72.9	70.5	65.8	56.1	57.6	60.4	63.5	63.3
(Loss) income from operations	(8.3)	(6.2)	(2.5)	9.6	8.3	5.5	3.1	3.1
Other (expense) income, net	(35.9)	3.8	(1.7)	(7.2)	9.8	(9.0)	(0.8)	(18.2)
(Loss) income before income taxes	(44.2)	(2.4)	(4.3)	2.4	18.1	(3.6)	2.2	(15.1)
Provision for income taxes	(18.3)	(8.0)	(6.2)	(7.2)	(16.6)	(5.0)	(5.0)	(4.3)
Net (loss) income	(62.5)	(10.4)	(10.5)	(4.8)	1.5	(8.6)	(2.7)	(19.4)

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands except percentages)
Other financial and operations data(1):
GMS	$531,915	$546,197	$568,787	$741,488	$629,853	$669,704	$677,221	$865,207
Revenue	$58,543	$61,365	$65,696	$87,895	$81,847	$85,349	$87,562	$110,209
Markets revenue	$30,151	$30,469	$32,232	$39,796	$35,730	$37,405	$38,133	$46,936
Seller Services revenue	$27,279	$29,770	$32,329	$47,230	$43,533	$47,069	$48,511	$61,744
Net (loss) income	$(36,586)	$(6,354)	$(6,891)	$(4,232)	$1,192	$(7,311)	$(2,399)	$(21,383)
Adjusted EBITDA	$6,673	$4,061	$6,224	$14,049	$14,751	$14,040	$13,056	$15,277

Active sellers	1,428	1,484	1,533	1,563	1,603	1,654	1,706	1,748
Active buyers	20,837	21,697	22,603	24,046	25,027	26,104	27,140	28,566
Percent mobile visits	58%	60%	60%	61%	63%	64%	65%	65%
Percent mobile GMS	41%	43%	44%	44%	47%	47%	49%	49%
Percent international GMS	30.5%	30.2%	29.3%	29.2%	30.3%	30.7%	30.4%	30.4%

(1)	See “—Key Operating and Financial Metrics” for the definitions of the following terms: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands)
Net (loss) income	$(36,586)	$(6,354)	$(6,891)	$(4,232)	$1,192	$(7,311)	$(2,399)	$(21,383)
Excluding:
Interest expense, net	178	308	453	263	97	1,333	2,046	2,026
Provision for income taxes	10,725	4,909	4,095	6,340	13,614	4,261	4,363	4,787
Depreciation and amortization	4,341	4,732	4,968	4,509	4,731	5,103	5,786	6,905
Stock-based compensation expense	2,133	2,222	2,204	2,422	2,581	3,452	2,975	4,160
Stock-based compensation expense—acquisitions	1,841	598	719	(1,298)	656	816	1,110	151
Loss on asset impairment	—	—	—	—	—	—	—	551
Net unrealized (gain) loss on warrant and other liabilities	(12)	3,151	(3)	(3)	—	—	—	—
Foreign exchange loss (gain)	20,853	(5,805)	679	6,048	(8,120)	6,386	(1,337)	18,022
Acquisition-related expenses	—	—	—	—	—	—	512	58
Contribution to Good Work Institute (formerly Etsy.org)	3,200	300	—	—	—	—	—	—
Adjusted EBITDA	$6,673	$4,061	$6,224	$14,049	$14,751	$14,040	$13,056	$15,277
Seasonality
Etsy sellers experience increased sales and use more Seller Services during the fourth-quarter holiday shopping season. This has resulted in increased revenue for us during the fourth quarter of each fiscal year, which can compare to lower revenue in the first quarter of the following fiscal year. For example, revenue in the first quarter of 2016 decreased slightly when compared with revenue in the fourth quarter of 2015. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter and lower costs in the first quarter of each fiscal year. As our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced.
Our quarterly revenue increased sequentially quarter-to-quarter for all periods presented above, other than the first quarter of 2016, corresponding to our GMS performance in the same periods. We cannot assure you that this pattern of sequential revenue growth will continue. We believe that it is generally more meaningful to compare year-over-year results than sequential quarter-over-quarter results.

Liquidity and Capital Resources
The following tables show our cash and cash equivalents, short-term investments, accounts receivable and net working capital as of the dates indicated:

	As of December 31,
	2015	2016

	(in thousands)
Cash and cash equivalents	$271,244	$181,592
Short-term investments	21,620	100,494
Accounts receivable, net	20,275	26,426
Net working capital	278,932	287,024
As of December 31, 2016, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future capital investments and working capital purposes. Through December 31, 2016, we have invested approximately $40 million into the new Brooklyn, New York headquarters, and do not expect any further significant cash outlays related to this build-out.
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
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement (described below under “Credit Facility”), will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “—Key Factors Affecting Our Performance” above and in our “Risk Factors” in this Annual Report on Form 10-K.

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
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, or the Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 7—Debt” in the Notes to Consolidated Financial Statements.
As of February 28, 2017, no amounts have been drawn under the credit facility.

Historical Cash Flows

	Year Ended December 31,
	2014	2015	2016

	(in thousands)
Cash provided by (used in):
Operating activities	$12,087	$29,211	$46,759
Investing activities	(20,723)	(23,283)	(135,430)
Financing activities	45,237	199,608	5,810
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform. Net cash provided by operating activities in each period presented has been influenced by changes in accounts receivable, funds receivable and customer accounts, prepaid expenses and other current assets, accounts payable and accrued liabilities, funds payable and amounts due to customers and other liabilities.
Net cash provided by operating activities was $46.8 million in the year ended December 31, 2016, as a result of the net loss of $29.9 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, amortization of deferred tax charges and other non-cash charges of $77.2 million and changes in our operating assets and liabilities that used $0.5 million in cash.
Net cash provided by operating activities was $29.2 million in the year ended December 31, 2015 as a result of the net loss of $54.1 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange loss, amortization of deferred tax charges and other non-cash charges of $74.0 million and changes in our operating assets and liabilities that provided $9.3 million in cash.
Net cash provided by operating activities was $12.1 million in the year ended December 31, 2014, as a result of the net loss of $15.2 million, depreciation and amortization expense, stock-based compensation expense and other non-cash charges of $27.9 million and changes in our operating assets and liabilities that used $0.6 million in cash.
Net Cash Used in Investing Activities
During the first quarter of 2016, we made a significant investment of our excess cash balances into short-term marketable securities. Our other primary investing activities consisted of capital expenditures, including purchases of property and equipment, largely related to the build-out of our new Brooklyn headquarters, and investments in website development and internal-use software and cash paid in the acquisition of Blackbird, a machine learning company, both to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
Net cash used in investing activities was $135.4 million in the year ended December 31, 2016. This was primarily attributable to $47.7 million in capital expenditures, including $36.0 million for purchases of property and equipment and $11.7 million for website development and internal-use software, net purchases of marketable securities of $79.8 million and, $7.9 million in cash paid to acquire Blackbird.
Net cash used in investing activities was $23.3 million in the year ended December 31, 2015. This was primarily attributable to capital expenditures of $20.8 million, including $11.1 million for purchases of property and equipment and $9.7 million for website development and internal-use software and net purchases of marketable securities of $2.5 million.

Net cash used in investing activities was $20.7 million in the year ended December 31, 2014. This was primarily attributable to capital expenditures of $9.6 million, including $8.3 million for website development and internal-use software and $1.3 million for purchases of property and equipment, $5.3 million in restricted cash associated with the lease of our Brooklyn, New York headquarters, $4.7 million in cash paid to acquire businesses and net purchases of marketable securities of $1.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.8 million in the year ended December 31, 2016. This was primarily attributable to proceeds from the exercise of stock options of $10.6 million and the excess tax benefit from the exercise of stock options of $3.2 million, offset by payments on capitalized lease obligations of $6.1 million, stock repurchase of $1.3 million and a deferred payment related to the acquisition of ALM of $0.6 million.
Net cash provided by financing activities was $199.6 million in the year ended December 31, 2015. This was primarily attributable to proceeds from our initial public offering of $199.5 million, the excess tax benefit from the exercise of stock options of $3.9 million and proceeds from the exercise of stock options of $3.6 million, offset by payments related to our public offering of $4.0 million and payments on capitalized lease obligations of $3.3 million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, in 2014, 2015 or 2016.
Contractual Obligations
The following table summarizes our future fixed contractual obligations as of December 31, 2016:

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

	(in thousands)
Capital lease obligations	$12,125	$6,829	$5,258	$38	$—
Operating lease obligations	27,294	3,026	7,604	6,189	10,475
Long-term obligations	474	232	242	—	—
Interest payments	1,615	1,140	475	—	—
Facility financing obligations	93,425	5,883	18,832	19,876	48,834
Purchase obligations	11,089	6,005	4,437	647	—
Total contractual obligations	$146,022	$23,115	$36,848	$26,750	$59,309

Capital lease obligations consist of obligations under capital leases for computer equipment.
Operating lease obligations consist of obligations under non-cancelable operating leases for our headquarters in Brooklyn, New York and for our offices in San Francisco, Hudson (New York), London, Dublin, Paris and Berlin.
Long-term obligations consist of commitments we assumed in connection with our 2014 acquisition of ALM.
Interest payments consist of interest due in connection with our capital leases.
Facility financing obligations consist of the portion of our obligations for our headquarters in Brooklyn, New York that is accounted for as a build-to-suit lease.
Purchase obligations consist of commitments for our co-location and other support services. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $23.6 million and non-income tax related contingency reserves of $0.3 million, which are not reflected in the table as the ultimate resolution and timing are uncertain.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Revenue Recognition
Our revenue is diversified, generated from a mix of markets activities and the Seller Services provided to Etsy sellers to help them start, manage and scale their business. Our largest market is Etsy.com. We also own A Little Market, a handmade and supplies market for sellers and buyers in France. Markets revenue is primarily made up of the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee she pays for each item she lists on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay for services, which include Direct Checkout, a payment processing service; Promoted Listings, an ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to purchase shipping labels through our platform; and Pattern by Etsy, launched in April 2016, which enables sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships.
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the Etsy seller; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the Etsy seller is fixed or determinable. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we are the primary obligor in a transaction, have inventory risk and have latitude in establishing pricing and selecting suppliers, among other factors. Based on our evaluation of these factors, revenue is recorded net of gross merchandise values associated with the transaction.
Markets revenue. Markets revenue is primarily made up of two components: the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists on Etsy.com. Transaction fees are recognized when the corresponding transaction is made. Listing fees are recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. Revenue from completed Wholesale transactions through Etsy.com and transaction and listing revenue for other markets, including ALM, are also included in Markets revenue.
Seller Services revenue. Seller Services revenue consists of fees an Etsy seller pays us for the Seller Services she uses, including Direct Checkout, Promoted Listings, Shipping Labels and Pattern.

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

•
Revenue from Promoted Listings consists of cost-per-click fees an Etsy seller pays us for prominent placement of her listings in search results generated by Etsy buyers in our markets. Revenue is recognized when the Promoted Listing is clicked.

•
Revenue from Shipping Labels consists of fees an Etsy seller pays us when she purchases shipping labels through our platform, net of the cost we incur in purchasing those shipping labels. We provide our sellers shipping labels from the United States Postal Service, FedEx and Canada Post at a discounted price due to the volume of purchases through its platform. We recognize Shipping Label revenue when an Etsy seller purchases a shipping label. We recognize Shipping Label revenue on a net basis as we are not the primary obligor in the delivery of these services.

•
Revenue from Pattern consists of monthly subscription and annual domain registration fees, an optional add-on, an Etsy seller pays to use our custom website services. We recognize revenue from Pattern ratably over the term of the subscription.

Other revenue. Other revenue includes the fees we receive from Paypal for transactions that occur outside of Direct Checkout, which is recognized as transactions are processed, funds we receive from a third-party for unused Etsy Gift Cards, which are recognized when the third-party approves the release of these funds and revenue from other commercial partnerships, which are recognized as earned over the term of the contract.
Internal-use Software and Website Development Costs
Costs incurred to develop software for internal use and for our website are capitalized and amortized over the estimated useful life of the software, generally three years. In accordance with authoritative accounting guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. We also capitalize costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred. We periodically review these assets to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally-developed or third-party software. If an asset is not expected to provide any future benefit, the asset is retired and any unamortized cost is expensed.
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
In May 2016, we took possession of our corporate headquarters in Brooklyn upon substantial completion of the construction phase of the build-out. Upon completion of the project, we performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 - Leases, to determine the appropriateness of removing the previously capitalized assets from the consolidated balance sheets. We concluded that components of “continuing involvement” were evident as a result of this review, precluding the derecognition of the related assets from the consolidated balance sheets. In conjunction with the lease, we also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense, and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.
Income Taxes
We account for the income tax benefit (provision) based on income (loss) before income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We assess the need for a valuation allowance on a quarterly basis to reduce deferred tax assets to the amounts we expect to be realized.
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

Business Combinations, Intangible Assets and Goodwill
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
When we issue stock-based or cash awards to an acquired company’s stockholders, we evaluate whether the awards are contingent consideration or compensation for post-combination services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-combination services and recognized as expense over the requisite service period.
We carry intangible assets at cost, and we amortize them on a straight-line basis over their estimated useful lives, typically three years. When circumstances indicate that the carrying value of these assets may not be recoverable, we review our identifiable amortizable intangible assets for impairment.
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
We have the option to first assess qualitative factors (“Step Zero”) to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we are then required to perform the first of a two-step impairment test. The first step involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then a second step is required that compares the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally-generated and unrecognized intangible and tangible net assets. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
Stock-Based Compensation
Stock options and restricted stock units (“RSUs”) are awarded to employees, members of our board of directors and non-employee third parties are measured at fair value at each grant date. Stock options generally vest over a four-year period with 25% of the shares underlying the options vesting after the first year of service and ratably each month over the remaining 36-month period, subject to continued service with us through each vesting date. RSUs generally vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period contingent on continued employment with us on each vesting date.
Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s or director’s requisite service period on a straight-line basis. The fair value of RSUs is determined based on the closing price of our common stock on Nasdaq on the grant date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We expect to continue to grant stock options and RSUs in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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

In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted in the periods indicated:

Year Ended December 31,
	2014	2015	2016
Assumptions:
Expected volatility	43.0% - 49.0%	40.4% - 45.0%	38.6% - 44.6%
Risk-free interest rate	1.7% - 2.1%	1.3% - 1.9%	1.1% - 2.1%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.3
Dividend rate	—%	—%	—%

Recent Accounting Pronouncements
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
Interest Rate Sensitivity
As of December 31, 2016, the majority of our cash and cash equivalents and short-term investments were held in cash deposits, money market funds, fixed-income funds and AAA-rated U.S. Government and agency securities. The fair value of our cash, cash equivalents and short-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. As of December 31, 2016, no amounts were outstanding under our credit facility. Any future borrowings incurred under the credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). The majority of our current interest expense is attributable to our facility financing obligation related to our build-to-suit lease and is not impacted by external factors on interest rates. A 10% increase or decrease in our current interest rate would not have a significant impact on our interest expense.
Currency Risk
Approximately 88% of our GMS is denominated in U.S. dollars, and therefore, the resulting revenue is not subject to foreign currency risk. However, in the year ended December 31, 2016, approximately 12% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the year ended December 31, 2016 would have been 20.0%, or approximately one percentage point higher than the reported 19.0% growth. In addition, we believe weaker local currencies in key international markets continued to dampen the demand for U.S. dollar-denominated goods during the year ended December 31, 2016, impacting both GMS growth and percent international GMS.
Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $41.2 million.

Item 8. Financial Statements and Supplementary Data.

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Etsy, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Etsy, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Etsy, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2017

Etsy, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$271,244	$181,592
Short-term investments	21,620	100,494
Accounts receivable, net	20,275	26,426
Prepaid and other current assets	9,521	15,571
Deferred tax charge—current	17,132	17,132
Funds receivable and seller accounts	19,262	29,817
Total current assets	359,054	371,032
Restricted cash	5,341	5,341
Property and equipment, net	105,021	126,407
Goodwill	27,752	35,657
Intangible assets, net	2,871	7,507
Deferred tax charge—net of current portion	51,396	34,264
Other assets	1,626	985
Total assets	$553,061	$581,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,382	$10,978
Accrued expenses	31,253	24,179
Capital lease obligations—current	5,610	6,829
Funds payable and amounts due to sellers	19,262	29,817
Deferred revenue	4,712	5,648
Other current liabilities	4,903	6,557
Total current liabilities	80,122	84,008
Capital lease obligations—net of current portion	7,571	5,296
Deferred tax liabilities	61,420	65,068
Facility financing obligation	51,804	57,360
Other liabilities	21,646	24,704
Total liabilities	222,563	236,436
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2015 and 2016; 112,563,354 and 115,973,039 shares issued and outstanding as of December 31, 2015 and 2016, respectively)	113	116
Additional paid-in capital	406,020	442,510
Accumulated deficit	(86,440)	(116,341)
Accumulated other comprehensive income	10,805	18,472
Total stockholders’ equity	330,498	344,757
Total liabilities and stockholders’ equity	$553,061	$581,193

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations
(In thousands except share and per share amounts)

	Year Ended December 31,
	2014	2015	2016
Revenue	$195,591	$273,499	$364,967
Cost of revenue	73,633	96,979	123,328
Gross profit	121,958	176,520	241,639
Operating expenses:
Marketing	39,655	66,771	82,799
Product development	36,634	42,694	55,083
General and administrative	51,920	68,939	86,180
Total operating expenses	128,209	178,404	224,062
(Loss) income from operations	(6,251)	(1,884)	17,577
Other (expense) income:
Interest expense and amortization of deferred financing costs	(590)	(1,526)	(7,204)
Interest and other income	41	324	1,702
Net unrealized loss on warrant and other liabilities	(411)	(3,133)	—
Foreign exchange loss	(3,049)	(21,775)	(14,951)
Total other expense	(4,009)	(26,110)	(20,453)
Loss before income taxes	(10,260)	(27,994)	(2,876)
Provision for income taxes	(4,983)	(26,069)	(27,025)
Net loss	$(15,243)	$(54,063)	$(29,901)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.59)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	40,246,663	91,122,291	113,562,738

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Net loss	$(15,243)	$(54,063)	$(29,901)
Other comprehensive (loss) income:
Cumulative translation adjustment	(4,091)	14,746	7,675
Unrealized losses on marketable securities, net of tax	(3)	(7)	(8)
Total other comprehensive (loss) income	(4,094)	14,739	7,667
Comprehensive loss	$(19,337)	$(39,324)	$(22,234)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(In thousands except share and per share amounts)

	Series A and A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D and D-1 Convertible Preferred Stock		Series E Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre-hensive(Loss) Income	Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785	33,082,948	$33	$20,944	$(17,134)	$160	$4,003
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,110	—	—	6,110
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,215,628	4	7,952	—	—	7,956
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,301,887	3	34,997	—	—	35,000
Issuance of stock at acquisition date	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,580,476	4	27,719	—	—	27,723
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	756	—	—	756
Excess tax benefit from the exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,877	—	—	4,877
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,094)	(4,094)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,243)	—	(15,243)
Balance as of December 31, 2014	2,363,786	808	1,128,425	865	1,222,282	3,361	4,215,610	27,870	396,727	6,201	203,399	1,322	11,594,203	39,785	44,180,939	44	103,355	(32,377)	(3,934)	67,088
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,444	—	—	9,444
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,315,735	2	3,624	—	—	3,626
Exercise of warrants, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—	96,869	—	—	—	—	—
Common stock issued through public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,333,333	14	194,347	—	—	194,361
Contribution of stock to Good Work Institute (formerly Etsy.org)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188,235	—	3,200	—	—	3,200
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,122	—	—	1,122
Conversion of liability-classified restricted shares upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	—	1,755
Conversion of preferred stock upon public offering	(2,363,786)	(808)	(1,128,425)	(865)	(1,222,282)	(3,361)	(4,215,610)	(27,870)	(396,727)	(6,201)	(203,399)	(1,322)	(11,594,203)	(39,785)	53,448,243	53	80,159	—	—	80,212
Conversion of liability-classified warrants upon public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,070	—	—	5,070
Excess tax benefit from the exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,944	—	—	3,944
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,739	14,739
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,063)	—	(54,063)
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—	—	112,563,354	113	406,020	(86,440)	10,805	330,498
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,960	—	—	13,960
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,535,620	3	10,565	—	—	10,568
Vesting of restricted stock units, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—	144,651	—	(1,258)	—	—	(1,258)
Exercise of warrants, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—	80,011	—	—	—	—	—
Retirement of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,346)	—	—	—	—	—
Issuance of common stock at acquisition date	—	—	—	—	—	—	—	—	—	—	—	—	—	—	685,749	—	6,966	—	—	6,966
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,080	—	—	1,080
Conversion of liability-classified restricted shares upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,942	—	—	1,942
Excess tax benefit from the exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,235	—	—	3,235
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,667	7,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,901)	—	(29,901)
Balance as of December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	115,973,039	$116	$442,510	$(116,341)	$18,472	$344,757

 The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net loss	$(15,243)	$(54,063)	$(29,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,920	8,981	13,168
Stock-based compensation expense—acquisitions	4,130	1,860	2,733
Contribution of stock to Good Work Institute (formerly Etsy.org)	—	3,200	—
Depreciation and amortization expense	17,223	18,550	22,525
Bad debt expense	1,881	1,780	1,770
Foreign exchange loss	3,049	21,775	14,951
Amortization of debt issuance costs	68	167	184
Non-cash interest expense	—	—	5,337
Interest on marketable securities	—	—	914
Net unrealized loss on warrant and other liabilities	411	3,133	—
Loss on disposal of assets	79	1,319	1,143
Loss on asset impairment	—	—	551
Amortization of deferred tax charge	—	17,132	17,132
Excess tax benefit from exercise of stock options	(4,877)	(3,944)	(3,235)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,197)	(6,739)	(8,192)
Funds receivable and seller accounts	(3,975)	(9,025)	(10,910)
Prepaid expenses and other current assets	(5,820)	(266)	(6,186)
Other assets	(1,446)	225	438
Accounts payable	1,046	6,728	(3,585)
Accrued and other current liabilities	11,463	12,395	11,193
Funds payable and amounts due to sellers	3,880	9,025	10,910
Deferred revenue	693	1,279	964
Other liabilities	(198)	(4,301)	4,855
Net cash provided by operating activities	12,087	29,211	46,759
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(4,688)	—	(7,880)
Purchases of property and equipment	(1,304)	(11,116)	(35,981)
Development of internal-use software	(8,280)	(9,719)	(11,769)
Purchases of marketable securities	(21,698)	(26,040)	(160,504)
Sales of marketable securities	20,588	23,592	80,704
Net increase in restricted cash	(5,341)	—	—
Net cash used in investing activities	(20,723)	(23,283)	(135,430)
Cash flows from financing activities
Proceeds from public offering	—	199,467	—
Proceeds from the issuance of common stock	35,000	—	—
Repurchase of stock	—	—	(1,258)
Proceeds from exercise of stock options	7,956	3,626	10,568
Excess tax benefit from the exercise of stock options	4,877	3,944	3,235
Payments on capitalized lease obligations	(1,480)	(3,377)	(6,086)
Deferred payments on acquisition of business	(75)	—	(649)
Payments relating to public offering	(1,041)	(4,052)	—
Net cash provided by financing activities	45,237	199,608	5,810
Effect of exchange rate changes on cash	(3,737)	(3,951)	(6,791)
Net increase (decrease) in cash and cash equivalents	32,864	201,585	(89,652)
Cash and cash equivalents at beginning of period	36,795	69,659	271,244
Cash and cash equivalents at end of period	$69,659	$271,244	$181,592

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Supplemental cash flow disclosures:
Cash paid for interest	$342	$1,346	$2,000
Cash paid for income taxes	$217	$7,604	$10,559
Supplemental non-cash disclosures:
Equipment acquired under capital lease obligations	$5,564	$11,657	$5,030
Stock-based compensation capitalized in development of capitalized software	$190	$463	$792
Non-cash additions to development of internal-use software and property and equipment	$2,510	$12,721	$2,239
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$50,320	$1,484	$—
Non-cash addition to capitalized public offering costs	$1,413	$13	$—
Fair value of common stock issued in acquisition	$27,723	$—	$6,966

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy offers markets, services and technology that empower creative entrepreneurs and shape a positive future for business. The Company generates revenue primarily from transaction and listing fees, Direct Checkout fees, Promoted Listing fees and Shipping Label sales.
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
The Company effected a 1-for-2 reverse split of its common stock on March 25, 2015. The reverse split combined each two shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion prices of its convertible preferred stock. No fractional shares were issued in connection with the reverse split, and fractional shares resulting from the reverse split were rounded down to the nearest whole share. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.
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
Revenue Recognition
The Company's revenue is diversified, generated from a mix of market activities and the Seller Services provided to Etsy sellers to help them start, manage and scale their business. The Company's largest market is Etsy.com. The Company also owns A Little Market, a handmade and supplies market for sellers and buyers in France. Markets revenue is primarily made up of the 3.5% transaction fee an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee she pays for each item she lists on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay for services, which include Direct Checkout, a payment processing service; Promoted Listings, an ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to directly purchase shipping labels through the Company's platform; and Pattern by

Etsy, Inc.
Notes to Consolidated Financial Statements

Etsy, launched in April 2016, which enables sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships and processing fees we receive from Paypal.
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the Etsy seller; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the Etsy seller is fixed or determinable. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded net of gross merchandise values associated with the transaction.
Markets revenue. Markets revenue is primarily made up of two components: the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists on Etsy.com. Transaction fees are recognized when the corresponding transaction is made. Listing fees are recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. Revenue from completed Wholesale transactions through Etsy.com and transaction and listing revenue for other markets, including ALM are also included in Markets revenue.
Seller Services revenue. Seller Services revenue consists of fees an Etsy seller pays the Company for the Seller Services she uses, including Direct Checkout, Promoted Listings, Shipping Labels and Pattern.

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

•
Revenue from Promoted Listings consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results generated by Etsy buyers in the Company's markets. Revenue is recognized when the Promoted Listing is clicked.

•
Revenue from Shipping Labels consists of fees an Etsy seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers shipping labels from the United States Postal Service, FedEx and Canada Post at a discounted price due to the volume of purchases through its platform. The Company recognizes Shipping Label revenue when an Etsy seller purchases a shipping label. The Company recognizes Shipping Label revenue on a net basis as it is not the primary obligor in the delivery of these services.

•
Revenue from Pattern consists of monthly subscription and annual domain registration fees, an optional add-on, an Etsy seller pays to use our custom website services. The Company recognizes revenue from Pattern ratably over the term of the subscription.

Other revenue. Other revenue includes the fees the Company receives from Paypal for transactions that occur outside of Direct Checkout, which is recognized as transactions are processed, funds the Company receives from a third-party for unused Etsy Gift Cards, which are recognized when the third-party approves the release of these funds and revenue from other commercial partnerships, which are recognized as earned over the term of the contract.
The following table summarizes revenue by type of service (in thousands):

	Year Ended December 31,
	2014	2015	2016
Markets	$108,732	$132,648	$158,204
Seller Services	82,502	136,608	200,857
Other	4,357	4,243	5,906
Revenue	$195,591	$273,499	$364,967

Etsy, Inc.
Notes to Consolidated Financial Statements

Cost of Revenue
Cost of revenue consists primarily of the cost of interchange and other fees for credit card processing services, credit card verification service fees and credit card chargebacks to support Direct Checkout revenue and costs of refunds made to Etsy buyers that the Company is not able to collect from Etsy sellers. Cost of revenue also includes expenses associated with the operation and maintenance of the Company’s platform and data centers, including depreciation and amortization, employee-related costs and hosting and bandwidth costs.
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
The following table summarizes the allowance activity during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2015	2016
Balance as of the beginning of period	$1,279	$1,841	$2,071
Bad debt expense	1,881	1,780	1,770
Write-offs, net of recoveries and other adjustments	(1,319)	(1,550)	(1,842)
Balance as of the end of period	$1,841	$2,071	$1,999
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

Property and Equipment
Property and equipment, consisting principally of building, computer equipment and leasehold improvements, are recorded at cost. The Company capitalizes construction in progress for build-to-suit lease agreements where we are the owner, for accounting purposes only, during the construction period. Depreciation and amortization begin at the time the asset is placed into service and are recognized using the straight-line method in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.
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
Internal-use Software and Website Development Costs
Costs incurred to develop software for internal use and the Company’s website are capitalized and amortized over the estimated useful life of the software, generally three years. In accordance with authoritative accounting guidance, capitalization of costs to develop software begin when preliminary development efforts are successfully completed, management has authorized and

Etsy, Inc.
Notes to Consolidated Financial Statements

committed project funding and it is probable that the project will be completed and the software will be used as intended. The Company also capitalizes costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred. The Company periodically reviews internal-use software and website development costs to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally developed or third-party software. If the asset is not expected to provide any future benefit, the asset is retired and any unamortized cost is expensed. These costs are included in property and equipment on the consolidated balance sheets.

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
In May 2016, the Company took possession of its corporate headquarters in Brooklyn, New York upon substantial completion of the construction phase of the build-out. Upon completion of the project, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 - Leases, to determine the appropriateness of removing the previously capitalized assets from the consolidated balance sheets. The Company concluded that components of “continuing involvement” were evident as a result of this review, precluding the derecognition of the related assets from the consolidated balance sheets. In conjunction with the initiation of the lease in May 2014, the Company also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the remaining value of the net facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense, and the associated asset capitalized throughout the construction project is depreciated over its estimated useful life.
Income Taxes
The income tax benefit (provision) is based on income (loss) before income taxes and is accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Management assesses the need for a valuation allowance on a quarterly basis to reduce deferred tax assets to the amounts expected to be realized.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are contingent consideration or compensation for post-combination services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-combination services and recognized as expense over the requisite service period.
The Company initially recognizes intangible assets at fair value, and amortizes them on a straight-line basis over their estimated useful lives, typically three years. When circumstances indicate that the carrying value of these assets may not be recoverable, the Company reviews its identifiable amortizable intangible assets for impairment.
To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of developed technologies, customer relationships and trademarks. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, the Company may engage independent appraisal firms to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.
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
The Company has the option to first assess qualitative factors (“Step Zero”) to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not

Etsy, Inc.
Notes to Consolidated Financial Statements

that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform the first of a two-step impairment test.
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
The Company completed a Step Zero analysis during the fourth quarter of 2016. No impairment of goodwill was recorded at December 31, 2014, 2015 or 2016.
Intangible Assets
Intangible assets are amortized over the estimated useful life of the acquired technology, customer relationships and trademarks, generally three years.
Stock-Based Compensation
For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The requisite service period is generally four years from the date of grant. The fair value of RSUs is determined based on the closing price of the Company's common stock on Nasdaq on the grant date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We account for stock-based compensation arrangements in restricted shares subject to a put option that allows the holder of the shares to put the shares back to the Company for cash as liability-classified stock awards. These awards are re-measured at fair value each reporting period, with changes in fair value being charged to the statement of operations. Compensation expense is recognized using a graded vesting methodology for each separately vesting tranche as though the award were, in substance, multiple awards. Unless the put option is exercised, the restricted shares will be reclassified from a liability to an equity classified award upon the termination of the put option at the vesting of each separate tranche.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term investments. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits.

Etsy, Inc.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximates carrying value due to the immediate or short-term maturity associated with its cash and cash equivalents, accounts receivable and accounts payable.
Marketing
Marketing expenses consist primarily of acquisition and brand-related marketing costs, such as product listing ads, search engine marketing, affiliate marketing, display marketing and other marketing expenses supporting these initiatives. Marketing expenses also include employee-related expenses for our employees involved in digital marketing, brand marketing and design, seller development and growth, public relations and communications, product marketing and marketing research activities. Marketing expenses are primarily driven by investments to grow and retain members on the Company's platform.
Net Income (Loss) Per Share
Prior to the IPO, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that met the definition of participating securities. The two-class method determined net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method required income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to common stockholders resulting from dividends, accretion or modifications to its convertible preferred stock.
Upon the closing of the IPO on April 21, 2015, all outstanding shares of convertible preferred stock were converted into shares of common stock. For current and future periods, the two-class method is not applicable to the computation of net (loss) income per share until shares of authorized preferred stock become issued and outstanding.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, convertible preferred stock and warrants to purchase common stock and convertible preferred stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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
Foreign Currency
The Company has determined that the functional currency for each of its foreign operations is the local currency in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive income (loss). Transaction gains and

Etsy, Inc.
Notes to Consolidated Financial Statements

losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the statement of operations.
Excess Tax Benefits from Exercise of Stock Options
The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company recognizes a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital, to the extent of the Company’s pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company determined that it had a sufficient windfall pool available through December 31, 2016 to absorb any shortfalls.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a preliminary assessment over the Markets and Seller Services revenue streams and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating additional impacts the guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company will adopt this standard in the first quarter of 2017 and anticipates increased volatility in the income statement upon recognition of excess tax benefits and deficiencies within the tax provision rather than as an adjustment to equity. The Company has elected to account for forfeitures when they occur and does not anticipate a material impact related to the change in forfeiture recognition.
In October 2016, the FASB issued ASU 2016-16 which eliminated the exception that previously existed for the income tax consequences of intra-entity asset transfers other than inventory . The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods for which interim or annual financial statements have not been issued. The Company plans to adopt this standard during our interim period ending March 31, 2017. The amendments in this update will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has evaluated the effect of the adoption of this standard and expects a cumulative effect adjustment to beginning retained earnings in the period of adoption of $51.4 million which represents the unamortized amount of the deferred tax charge asset on the balance sheet. Consequently, the adoption of this standard is expected to eliminate the recognition in our tax provision of $17.1 million in each year through 2019, the year through which the deferred tax charge was previously amortizable.
In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions, the Company does not anticipate this update to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not anticipate the update to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual and interim periods ending after December 15, 2016. The Company adopted this guidance in the fourth quarter of 2016 noting no impact on the Company's consolidated financial statements or disclosures.
In April 2015, the FASB issued ASU 2015-05, under which customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no material impact to the current period consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15 to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance affirms the Company's treatment of such costs, which is to defer and present the debt issuance costs as an asset and subsequently amortize the costs over the term of the line-of-credit arrangement. The new standard is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no impact to the current period consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this guidance in the first quarter of 2016 noting no impact to the current period consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15 to clarify how certain cash receipts and payments are presented and classified in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company has adopted this guidance in the fourth quarter of 2016 noting no material impact to the consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 2—Business Combinations
On September 19, 2016, the Company acquired all of the outstanding common stock of Blackbird Technologies, Inc. (“Blackbird”), a machine learning company, for $32.5 million. The Company completed this acquisition to improve the quality and relevance of search on Etsy.com. Total consideration for the acquisition was approximately $15.0 million, consisting of $8.1 million in cash and 513,304 shares of the Company’s common stock with a fair value of $6.9 million on the acquisition date. Additionally, the Company issued 184,230 shares of common stock and restricted stock units (“RSUs”) on the acquisition date with a fair value of $2.5 million which are tied to continuous service with the Company as an employee and are being accounted for as post-combination stock-based compensation expense over a three-year vesting period. The Company will pay up to an additional $8.8 million in cash and issue up to an additional 460,575 shares of RSUs post-close with a fair value of $6.2 million, both of which are also tied to continuous service with the Company as an employee and are being accounted for as post-combination stock-based and other compensation expense over a three-year vesting period. A portion of the consideration and post-combination compensation is subject to indemnification provisions.
The below table summarizes the components of the Blackbird purchase price and allocation of the purchase price at fair value (in thousands):

Cash paid	$8,050
Common shares	6,966
Total purchase consideration	$15,016
Net working capital	$81
Developed technology	7,200
Customer relationships	1,250
Goodwill	8,660
Deferred tax liability	(2,175)
Net assets acquired	$15,016
Included in working capital is approximately $0.2 million of cash acquired.
The amounts allocated to developed technology and customer relationships (the acquired intangible assets) total $8.5 million. The acquired identifiable intangible assets are being amortized on a straight-line basis approximating the pattern in which the assets are utilized. Acquired technology intangible assets will amortize over three years and acquired customer relationships will amortize over six months. The fair value assigned to developed technology was determined primarily by using the cost approach, which estimates the cost to reproduce the asset, adjusted for loss due to functional and economic obsolescence. The fair value of the Company’s customer relationships was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Goodwill recorded in connection with the Blackbird acquisition is primarily attributed to the value of the acquired workforce and their future contribution to Etsy. None of the resulting goodwill is deductible for tax purposes.
The Company incurred approximately $0.6 million in acquisition-related costs in the Blackbird acquisition in the year ended December 31, 2016, included in general and administrative expenses. This acquisition contributed $2.4 million to the Company’s consolidated net loss in the the year ended December 31, 2016, respectively. The impact to net loss was primarily due to amortization of intangibles of $1.4 million and stock-based and other compensation expenses associated with the acquisition of $1.1 million, included in product development and marketing expenses.
The following unaudited pro forma financial information presents the combined operating results of the Company and Blackbird Technologies as if the acquisition had occurred as of January 1, 2015. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, stock-based and other compensation expenses and professional fees associated with the acquisition. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

Etsy, Inc.
Notes to Consolidated Financial Statements

The unaudited pro forma financial information is presented in the table below for the years ended December 31, 2015 and 2016 (in thousands except per share amounts):

	Year Ended December 31,
	2015	2016
Revenue	$273,616	$365,786
Net loss	(65,106)	(35,401)
Basic and diluted net loss per share	(0.71)	(0.31)
On June 18, 2014, the Company completed the acquisition of Incubart SAS, a societe par actions simplifiee organized under the laws of France, which operates the online market A Little Market (“ALM”), for $37.1 million. Total consideration for the acquisition was $30.8 million, consisting of $5.3 million in cash, of which $4.2 million was paid on the closing date, $0.3 million was paid on March 31, 2015 and $0.8 million was paid on February 18, 2016, and 2,439,847 shares of the Company’s common stock with a fair value of $25.5 million on the acquisition date. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price. The terms of the purchase agreement provide for the sale of put options to certain of the former shareholders of ALM. The put options enable the holders of the options to sell up to all of their shares back to the Company, subject to certain vesting and restrictions, at fair value, but not to exceed $8.26 per share and not less than $4.00 per share. The put right terminates with respect to a share on the earlier of one year from when such share is vested or the liquidation date, as defined in the agreement containing the put option. The holders of the options paid an aggregate of $0.1 million cash to the Company at the date of acquisition and the Company recorded a $0.1 million liability for the fair value of the put options at that time. Additionally, the Company issued 599,497 shares of common stock, with a fair value of $6.3 million on the acquisition date, which are tied to continuous service with the Company as an employee or consultant and are being accounted for as post-combination stock-based compensation expense over the three-year vesting period. Since the put options relate in part to these shares, these restricted shares will be recorded as liability-classified stock awards as earned.
The following table summarizes the components of the purchase price and allocation of the purchase price at fair value (in thousands):

Cash paid	$5,290
Common shares	25,521
Total purchase consideration	$30,811
Net working capital	$625
Property and equipment and other assets	95
Developed technology	1,636
Customer relationships	1,693
Trademarks	775
Goodwill	27,309
Deferred tax liability	(757)
Other long-term liabilities	(565)
Net assets acquired	$30,811
Included in working capital is approximately $0.5 million of cash and cash equivalents acquired.

The amount allocated to developed technology, customer relationships and trademark (the acquired intangible assets) total $4.1 million. The fair value assigned to developed technology was determined primarily by using the cost approach and fair value of the Company’s customer relationships was determined primarily by using the income approach. The fair value assigned to trademark was determined using the relief from royalty method, where the owner of the asset realizes a benefit from owning the intangible asset rather than paying a rental or royalty rate for use of the asset. The acquired identifiable intangible assets are being amortized on a straight-line basis over three years, which approximates the pattern in which the assets are utilized. Goodwill of $27.3 million, none of which is deductible for tax purposes, was recorded in connection with the ALM acquisition, which is primarily attributed to synergies arising from the acquisition and the value of the acquired workforce.

Etsy, Inc.
Notes to Consolidated Financial Statements

On April 29, 2014, the Company completed the acquisition of Jarvis Labs, Inc., owners of the “Grand St.” online technology marketplace, for $6.6 million. Total consideration for the acquisition was approximately $3.2 million, consisting of $1.0 million in cash and 212,552 shares of the Company’s common stock with a fair value of $2.2 million on the acquisition date. Additionally, the Company issued 328,580 shares of common stock, with a fair value of $3.4 million on the acquisition date, which are tied to continuous service with the Company as an employee or consultant and are being accounted for as post-combination stock-based compensation expense over the three-year vesting period. Because the Company was not publicly traded at the time of the acquisition, the Company utilized equity valuations based on comparable publicly-traded companies, discounted cash flows, an analysis of the Company’s enterprise value and other factors deemed relevant in estimating the fair value of its common stock for purposes of calculating the fair value of the purchase price.
The following table summarizes the components of the Grand St. purchase price and the allocation of the purchase price at fair value (in thousands):

Cash paid	$1,040
Common shares	2,202
Total purchase consideration	$3,242
Net working capital	$85
Developed technology	2,000
Customer relationships	600
Trademarks	200
Goodwill	991
Deferred tax liability	(634)
Net assets acquired	$3,242
Included in working capital is approximately $0.1 million of cash acquired.
The amounts allocated to developed technology, customer relationships and trademark (the acquired intangible assets) total $2.8 million. The fair value assigned to developed technology was determined primarily using the cost approach, the fair value of the Company’s customer relationships was determined primarily using the income approach and the fair value assigned to trademark was determined using the relief from royalty method. The acquired identifiable intangible assets are being amortized on a straight-line basis over three years, which approximates the pattern in which the assets are utilized. None of the goodwill recorded in the acquisition is deductible for tax purposes.
The Company incurred approximately $2.1 million in acquisition-related costs in the ALM and Grand Street acquisitions in the year ended December 31, 2014, included in general and administrative expenses. These acquisitions increased revenue by $1.8 million and contributed $5.7 million to the Company’s consolidated net loss in the year ended December 31, 2014. The impact to net loss was primarily due to amortization of intangibles and stock-based compensation associated with the acquisitions.
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
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2016 (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$212,390	$—	$—	$212,390
U.S. Government bills	3	—	—	3
	212,393	—	—	212,393
Short-term investments:
U.S. Government and agency bills	21,620	—	—	21,620
	$234,013	$—	$—	$234,013
Liability
Post-combination compensation classified as liability	$—	$—	$2,357	$2,357
	$—	$—	$2,357	$2,357

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Money market funds	$98,161	$—	$—	$98,161
U.S. Government bills	1,950	—	—	1,950
Commercial paper	—	2,997	—	2,997
	100,111	2,997	—	103,108
Short-term investments:
Commercial paper	—	17,146	—	17,146
Corporate bonds	—	33,303	—	33,303
U.S. Government and agency bills	50,045	—	—	50,045
	50,045	50,449	—	100,494
	$150,156	$53,446	$—	$203,602
Liability
Post-combination compensation classified as liability	$—	$—	$2,067	$2,067
	$—	$—	$2,067	$2,067
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
Level 3 instruments include post-combination compensation classified as a liability in connection with the acquisition of ALM and convertible warrants classified as a liability. The post-combination compensation is classified as a liability due to its affiliation with a related put option, and its fair value is determined based on the fair value of the Company's common stock at the period-end reporting date, with adjustments included in general and administrative expenses. The fair value of the warrants classified as a liability is determined using the period-end fair value of the Company's common stock, the risk-free rate for periods within the contractual life of the warrant based on the U.S. Treasury yield curve in effect at the time of grant, implied volatilities from market comparisons of certain publicly traded companies and the contractual term, with adjustments included in net unrealized loss on warrant and other liabilities. On the date of the IPO, the warrants converted from warrants for

Etsy, Inc.
Notes to Consolidated Financial Statements

preferred stock to warrants for common stock and as a result are no longer classified as a liability or subject to further fair value adjustments.
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2015	2016
Balance at beginning of period	$5,310	$2,357
Changes to liability-classified stock awards	739	1,652
Conversion of liability-classified instruments to equity	(6,825)	(1,942)
Net unrealized loss on warrants	3,133	—
Balance at end of period	$2,357	$2,067
Note 4—Marketable Securities
Short-term investments consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2015
U.S. Government and agency bills	$21,636	$(16)	$—	$21,620
	$21,636	$(16)	$—	$21,620
December 31, 2016
Commercial paper	$17,146	$—	$—	$17,146
Corporate bonds	33,318	(16)	1	33,303
U.S. Government and agency bills	50,059	(15)	1	50,045
	$100,523	$(31)	$2	$100,494
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2015	2016
Computer equipment	3 years	$27,054	$30,378
Furniture and equipment	2 - 4 years	1,959	5,920
Software	1 - 3 years	1,427	856
Leasehold improvements	Shorter of life of asset or lease term	8,097	10,155
Construction in progress(1)	Not applicable	71,106	—
Building	25 years	—	81,957
Website development	3 years	33,469	43,294
		143,112	172,560

Less: Accumulated depreciation and amortization		38,091	46,153
		$105,021	$126,407

(1)
The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease arrangements where it is considered the owner, for accounting purposes, during the construction period. The Company completed construction on its new Brooklyn, NY headquarters in May 2016.

Depreciation and amortization expense on property and equipment was $15.7 million, $16.3 million and $19.2 million for the years ended December 31, 2014, 2015 and 2016, respectively, which includes amortization expense for equipment acquired under capital leases of $1.5 million, $3.8 million and $6.3 million for the years ended December 31, 2014, 2015 and 2016, respectively. The gross balance of leased equipment as of December 31, 2015 and 2016 was $17.2 million and $22.3 million, respectively. The related accumulated amortization of equipment under capital leases was $4.6 million and $10.9 million at December 31, 2015 and 2016, respectively.
The following table summarizes capitalized website development and internal-use software activities during the periods indicated (in thousands):

	Year Ended December 31,
	2015	2016
Balance as of the beginning of the period	$31,156	$33,469
Additions to website development, excluding stock-based compensation	9,719	11,769
Additions to website development—stock-based compensation	463	792
Less: Retirements	7,869	2,736
	33,469	43,294
Less: Accumulated amortization	19,676	24,155
	$13,793	$19,139
For the years ended December 31, 2014, 2015 and 2016, the Company recorded amortization expense relating to capitalized website development and internal-use software of $8.1 million, $7.3 million and $6.3 million, respectively. The loss on write-off for website development and internal-use software assets that were retired during the years ended December 31, 2014, 2015 and 2016 was $0.1 million, $1.3 million and $0.9 million, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2016
Balance as of the beginning of the period	$30,831	$27,752
Acquisitions(1)	—	8,660
Currency and other adjustments(2)	(3,079)	(755)
Balance as of the end of the period	$27,752	$35,657

(1)	Includes goodwill as a result of the Blackbird Technologies acquisition. See “Note 2—Business Combinations” for more information.

(2)	Includes the effect of foreign currency translation and in 2015 includes an adjustment to purchase price allocation of $0.6 million.
The Company did not recognize any goodwill impairments during the years ended December 31, 2014, 2015 and 2016.

At December 31, 2015 and 2016, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2015			As of December 31, 2016
	Gross book value (1)	Accumulated amortization (1)	Net book value	Gross book value (1)	Accumulated amortization (1)	Net book value
Trademarks	$822	$(427)	$395	$—	$—	$—
Technology	3,882	(2,341)	1,541	10,466	(3,536)	6,930
Customer relationships	1,959	(1,024)	935	1,250	(673)	577
Intangible assets, net	$6,663	$(3,792)	$2,871	$11,716	$(4,209)	$7,507

(1)	Excludes the gross book value and accumulated amortization of fully amortized intangibles.
The Company acquired intangible assets valued at $8.5 million in the Blackbird acquisition. See “Note 2—Business Combinations” for more information. Amortization expense for the years ended December 31, 2014, 2015 and 2016 was $1.5 million, $2.2 million and $3.3 million, respectively.

The Company recognized a $0.6 million intangible asset impairment loss during the year ended December 31, 2016, included in marketing expenses. During the fourth quarter of 2016, the Company determined that there were indicators present that carrying amount of intangible assets acquired in the ALM and Grand St. acquisitions may not be recoverable. The Company prepared an undiscounted cash flow analysis and determined that intangible assets for customer relationships and trademarks acquired in the ALM and Grand St. acquisitions were not recoverable. The Company used the income approach to determine the fair value of intangible assets and concluded that these assets were fully impaired.
Based on amounts recorded at December 31, 2016, the Company will recognize intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2017	$3,407
2018	2,400
2019	1,700
Thereafter	—
Total amortization expense	$7,507

Etsy, Inc.
Notes to Consolidated Financial Statements

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
At December 31, 2016, the Company did not have any borrowings under the Credit Agreement.
Note 8—Warrants
In May 2016, the Company issued 80,011 shares of common stock upon the net exercise of warrants to purchase 97,931 shares of common stock with a weighted-average exercise price of $1.62 per share and a weighted-average fair market value of common stock at the date of exercise of $8.88. The warrant holders exercised this warrant in a cashless transaction and 17,920 shares were forfeited to the Company as payment of the exercise price.
As of December 31, 2016, the Company did not have any outstanding warrants.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2014, the Company had outstanding warrants to purchase 11,373 shares of its Series C Preferred stock with an exercise price of $2.67 per share, 24,510 shares of its Series D Preferred stock with an exercise price of $6.63 per share and 4,723 shares of its Series E Preferred stock with an exercise price of $15.88 per share (see “Note 9—Stockholders’ Equity”). All of these warrants were originally issued in connection with previous lines of credit and were fair valued on the date of issuance, with the fair value amount recognized as debt issuance costs and amortized to interest expense over the original life of the line of credit. As these warrants were exercisable into shares of Preferred stock, which included certain redemption rights that are outside of the control of the Company, in accordance with ASC 480 - Distinguishing Liabilities from Equity, the warrants were accounted for as liabilities and were revalued at each balance sheet date. The warrants were fully vested at issuance.
For 2015, the Company determined the fair value of the convertible preferred stock warrants through April 21, 2015, the closing date of the IPO, utilizing the opening stock price of $24.97 per share. For 2014, the Company determined the fair value of the convertible preferred stock warrants utilizing the Black-Scholes model.The following weighted-average assumptions were utilized in determining the fair value of warrants for 2014:

Series C
December 31,
2014
Risk-free interest rate	1.1%
Expected term (in years)	3
Estimated dividend yield	—%
Weighted-average estimated volatility	43.1%
Fair value (in thousands)	$579
Series D
December 31,
2014
Risk-free interest rate	0.5%
Expected term (in years)	0.5
Estimated dividend yield	—%
Weighted-average estimated volatility	38.9%
Fair value (in thousands)	$1,156
Series E
December 31,
2014
Risk-free interest rate	1.1%
Expected term (in years)	3
Estimated dividend yield	—%
Weighted-average estimated volatility	43.1%
Fair value (in thousands)	$185

During the years ended December 31, 2014 and 2015, the Company recorded an unrealized loss of $0.5 million and $3.1 million, respectively, from the remeasurement of the warrants to fair value. The Company did not record any unrealized gains or losses from the remeasurement of the warrants to fair value in the year ended December 31, 2016.
Note 9—Stockholders’ Equity
At December 31, 2015 and 2016, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2015 and 2016 there were 25,000,000 shares of preferred stock authorized.
Common Stock
At December 31, 2014, 2015 and 2016 there were 44,180,939, 112,563,354 and 115,973,039 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share. Holders of common stock are not

Etsy, Inc.
Notes to Consolidated Financial Statements

entitled to receive dividends unless declared by the board of directors. No dividends have been declared through December 31, 2016. The common stock has a $0.001 par value.
Convertible Preferred Stock
At December 31, 2014, the Company’s outstanding convertible preferred stock consisted of the following (in thousands except share data):

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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
In the year ended December 31, 2015, the Company issued a total of 3,580,476 shares of common stock in connection with the acquisitions of Grand St. and ALM, of which 2,652,399 shares with an aggregate fair value of $27.7 million on the applicable acquisition dates are included in the purchase price and 928,077 shares with an aggregate fair value of $9.7 million on the applicable acquisition dates are tied to continued employment with the Company and are being accounted for as post-combination compensation expense.
Additionally, in the year ended December 31, 2016, the Company issued a total of 685,749 shares of common stock in connection with the acquisition of Blackbird Technologies, of which 513,304 shares with an aggregate fair value of $6.9 million on the applicable acquisition date is included in the purchase price and 172,445 shares with an aggregate fair value of $2.3 million on the applicable acquisition date is tied to continued employment with the Company and is being accounted for as post-combination compensation expense.

Secondary Transactions
In the year ended December 31, 2014, the Company recorded $0.5 million as compensation expense related to the excess of the selling price per share paid to certain of the Company’s former employees over the fair value of the shares sold to an investor by these former employees in secondary transactions.
Note 10—Stock-based Compensation
The Company's 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its board of directors and approved by stockholders in March 2015. The 2015 Plan became effective immediately upon adoption although no awards were made under it until the effective date of the IPO. The 2015 Plan replaced the 2006 Stock Plan, and no further grants were made under the 2006 Stock Plan as of the effective date of the IPO.
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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards to employees, directors and consultants. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. The Board of Directors approved an increase of 2,814,083 and 5,798,651 shares available for issuance under the 2015 Plan as of January 4, 2016 and January 3, 2017, respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or

Etsy, Inc.
Notes to Consolidated Financial Statements

subject to outstanding awards under the 2006 Stock Plan. At December 31, 2016, 17,549,262 shares were authorized under the 2015 Plan and 13,486,596 shares were available for future grant.
In the year ended December 31, 2016, we granted nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date.  In general, for newly-hired employees, options vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, for current employees who receive an additional grant, options vest ratably each month over a 48-month period. In general, for newly-hired employees, RSUs vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who receive an additional grant, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the inputs below. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant for time periods that approximate the expected life of the option awards. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The requisite service period is generally four years from the date of grant. The fair value of RSUs is determined based on the closing price of the Company's common stock on Nasdaq on the grant date.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Year Ended December 31,
	2014	2015	2016
Volatility	43.0% - 49.0%	40.4% - 45.0%	38.6% - 44.6%
Risk-free interest rate	1.7% - 2.1%	1.3% - 1.9%	1.1% - 2.1%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.3
Dividend rate	—%	—%	—%
The following table summarizes the activity for the Company’s options (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	13,190,420	$3.10
Granted	3,206,717	10.28
Exercised	(4,215,628)	1.89
Forfeited/Canceled	(656,230)	6.58
Outstanding at December 31, 2014	11,525,279	5.34
Granted	1,660,170	16.19
Exercised	(1,315,735)	2.76
Forfeited/Canceled	(800,855)	9.94
Outstanding at December 31, 2015	11,068,859	6.94
Granted	1,700,234	9.35
Exercised	(2,535,620)	4.17
Forfeited/Canceled	(893,906)	9.51
Outstanding at December 31, 2016	9,339,567	7.89	6.64	$43,613
Total exercisable at December 31, 2016	6,352,071	6.29	5.76	38,257
Total vested and expected to vest at December 31, 2016	9,166,097	7.82	6.60	43,364

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the year ended December 31, 2014, 2015 and 2016 (in thousands except per share amounts):

	Year Ended December 31,
	2014	2015	2016
Weighted average grant date fair value of options granted	$4.86	$6.89	$4.03
Intrinsic value of options exercised	24,788	15,148	19,130
Fair value of awards vested	4,691	8,337	9,533
The total unrecognized compensation expense at December 31, 2016 was $14.5 million, which will be recognized over a weighted-average period of 2.5 years.
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2014	—	$—
Granted	407,368	13.78
Vested	—	—
Forfeited/Canceled	(11,522)	16.76
Unvested at December 31, 2015	395,846	13.70
Granted	3,200,297	10.29
Vested	(255,868)	10.64
Forfeited/Canceled	(205,094)	10.15
Unvested at December 31, 2016	3,135,181	10.70
Total vested and expected to vest at December 31, 2016	2,843,448	10.68
The total unrecognized compensation at December 31, 2016 was $31.0 million, which will be recognized over a weighted-average period of 3.29 years.
Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cost of revenue	$1,113	$871	$1,057
Marketing	216	560	971
Product development	1,461	2,860	5,079
General and administrative	7,260	6,550	8,794
Total stock-based compensation expense	$10,050	$10,841	$15,901

The total stock-based compensation expense in years ended December 31, 2014, 2015 and 2016 includes $4.1 million, $1.9 million and $2.7 million in acquisition-related stock-based compensation expense, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 11—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2014	2015	2016
Domestic	$6,084	$25,627	$25,910
International	(16,344)	(53,621)	(28,786)
Loss before income taxes	$(10,260)	$(27,994)	$(2,876)
The income tax provision is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$5,378	$24,524	$22,084
State	21	3,843	2,623
Foreign	401	579	580
Total current	5,800	28,946	25,287
Deferred:
Federal	(50)	(2,863)	2,008
State	(186)	108	(247)
Foreign	(581)	(122)	(23)
Total deferred	(817)	(2,877)	1,738
Total income tax provision	$4,983	$26,069	$27,025
The current tax expense listed above does not reflect income tax benefits of $4.9 million, $3.9 million and $3.2 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to excess tax deductions on share-based compensation because we recorded these benefits directly to additional paid-in capital.

A reconciliation of the income tax provision at the U.S. federal statutory income tax rate of 35% to the Company’s total income tax provision is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Income tax benefit at federal statutory rate	$(3,488)	$(9,798)	$(1,007)
State and local taxes net of federal benefit	(109)	2,575	1,545
Foreign income tax rate differential	3,255	11,584	5,849
Non-deductible stock-based compensation	1,963	1,571	1,412
Net unrealized loss on warrant and other liabilities	140	1,097	—
Non-deductible items	152	1,314	267
Uncertain tax positions	398	5,523	4,033
Return to provision adjustment	36	(25)	(498)
Non-deductible acquisition costs	582	10	199
Change in valuation allowance	2,065	7,957	4,911
Research and development credit	—	(7,684)	(2,170)
Deferred charge on restructuring	—	12,168	12,168
Other	(11)	(223)	316
Total income tax provision	$4,983	$26,069	$27,025

Etsy, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2015	2016
Deferred tax assets:
Net operating loss carryforwards	$7,961	$13,084
Research and development credit carryforwards	898	898
Stock-based compensation expense	3,953	5,692
Accrued VAT liability	74	68
Alternative minimum tax credit	717	274
Allowance for doubtful accounts	650	611
Deferred rent	146	644
Accrued vacation	640	1,035
Unrealized loss on foreign currency	3,035	—
Other, net	1,143	1,418
Total deferred tax assets	19,217	23,724
Less valuation allowance	9,540	13,839
Total net deferred tax asset	9,677	9,885
Deferred tax liabilities:
Depreciation	(4,490)	(6,618)
Restructuring Liability	(65,585)	(64,460)
Unrealized gain on foreign currency	—	(1,059)
Other liabilities	(1,022)	(2,816)
Total deferred tax liabilities	(71,097)	(74,953)
Net deferred tax liabilities	$(61,420)	$(65,068)

The Company does not have any federal or state income tax NOL carryforwards as of December 31, 2016. The NOL deferred tax asset balance is comprised of losses in certain foreign jurisdictions and are currently subject to a valuation allowance.
As of December 31, 2015 and 2016, the Company had approximately $0.7 million and $0.3 million of federal alternative minimum tax credits, which may be carried forward indefinitely. As of December 31, 2015 and 2016, the Company had $2.8 million and $0.9 million of federal research and development tax credit carryforwards which will begin to expire in 2035 if unused.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance. For the year ended December 31, 2016, the Company determined that the existence of a three-year cumulative loss incurred in certain foreign jurisdictions, inclusive of 2016, constituted sufficiently strong negative evidence to warrant the maintenance of a valuation allowance. As a result, a valuation allowance of $13.8 million as of December 31, 2016 has been recorded against certain of the Company’s deferred tax assets. The amount of the deferred tax assets considered realizable is $9.9 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2015	2016
Balance as of the beginning of period	$—	$1,892	$9,540
Additions charged to expense	3,915	7,983	4,886
Deletions credited to expense	(1,850)	—	—
Currency translation	(173)	(335)	(587)
Balance as of the end of period	$1,892	$9,540	$13,839

The Company has not recorded deferred income taxes with respect to undistributed earnings of foreign subsidiaries as such earnings are expected to remain reinvested indefinitely. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States. However, U.S. tax liabilities would be offset, in whole or part, by allowable tax credits with respect to income taxes previously paid to foreign jurisdictions. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2016, as well as the related deferred income tax, if any, is not material.
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2014	2015	2016
Balance as of the beginning of period	$—	$398	$22,229
Additions based on tax positions related to the current year	398	21,797	1,071
Additions for tax positions of prior years	—	34	274
Reductions for tax provisions of prior years	—	—	—
Settlements	—	—	—
Balance as of the end of period	$398	$22,229	$23,574

The amount of unrecognized tax benefits included within “other liabilities” on the consolidated balance sheets as of December 31, 2014, 2015 and 2016 are $0.4 million, $22.2 million and $23.6 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $11.8 million at December 31, 2016.
In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may eventually result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $66.0 million on the taxable gain created in the transaction. In addition, the Company recorded an asset of $66.0 million for the deferred tax charge representing the future income tax on the gain, which will be amortized into income tax expense through 2019. The Company also recorded an asset of $19.7 million for the deferred tax charge representing the future unrecognized tax benefit which will be amortized into income tax expense through 2019.
During the twelve months ended December 31, 2016, $17.1 million of the deferred tax charge was amortized into income tax expense ($13.2 million related to the updated corporate structure and $3.9 million related to the unrecognized tax benefit thereon). At December 31, 2016, the Company had a total deferred tax charge of $51.4 million, of which $ 17.1 million is expected to amortize in the next twelve months and, therefore, is classified as deferred tax charge - current and $34.3 million is deferred tax charge, net of current portion.
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2016, tax year 2011 and later remain open to examination.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 12—Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for periods presented (in thousands except share and per share amounts):

	Year Ended December 31,
	2014	2015	2016
Net loss	$(15,243)	$(54,063)	$(29,901)
Basic and diluted shares:
Weighted average common shares outstanding	40,246,663	91,122,291	113,562,738
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share applicable to common stockholders	$(0.38)	$(0.59)	$(0.26)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2014	2015	2016
Stock options	11,308,241	11,806,620	10,041,403
Restricted Stock Units	—	128,200	2,043,544
Warrants	203,030	182,031	33,447
Convertible preferred stock	53,448,243	16,254,123	—
Total anti-dilutive securities	64,959,514	28,370,974	12,118,394
Note 13—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2015	2016
United States	$153,866	$213,389	$276,537
International	41,725	60,110	88,430
Revenue	$195,591	$273,499	$364,967
No individual international country’s revenue exceeded 10% of total revenue. All significant long-lived assets are located in the United States.
Note 14—Commitments and Contingencies
Lease Commitments
Capital Leases
The Company entered into a credit agreement with Dell Financial Services, LLC. (“DFS”) effective on February 17, 2016, which provided the Company with a credit line of up to $6.0 million for hosting equipment leases (the “DFS Line”). The DFS Line allows the Company to lease hosting equipment from DFS. The leases have a 36-month term, zero interest and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. As of December 31, 2016, the Company has leased approximately $1.1 million of hosting equipment using the DFS Line.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company entered into a credit agreement with ePlus Group, Inc. (“ePlus”) on January 3, 2014, which provided the Company with a credit line of up to $8.0 million for computer equipment leases (the “ePlus Line”), which was increased to $18.0 million during 2015. The ePlus Line allows the Company to order equipment from any approved vendor. ePlus purchases the equipment on behalf of the Company and leases it back to the Company. The leases have a 36-month term, interest rate of 3.50-6.93% and are payable in equal monthly installments at fair market value or a $1 buy-out option at the end of the lease term depending on the equipment. As of December 31, 2016, the Company has leased approximately $21.1 million of computer equipment using the ePlus Line.
The Company had a credit agreement with TriplePoint Capital, LLC (“TriplePoint”), which provided the Company with a credit line of up to $20.0 million for computer equipment leases (the “TriplePoint Line”). The TriplePoint Line allowed the Company to order equipment from any vendor. TriplePoint purchased the equipment on behalf of the Company and leased it back to the Company. The leases have a 36-month term, interest rate of 8.25% and are payable in equal monthly installments. The Company stopped leasing equipment under the TriplePoint Line in June 2012 and paid off the remaining lease obligations during 2015 in accordance with the terms of the credit agreement. At December 31, 2015, the Company no longer had any leased computer equipment under the TriplePoint Line.
For the years ended December 31, 2014, 2015 and 2016, the accompanying consolidated statement of operations includes charges of approximately $0.4 million, $1.2 million and $1.6 million for interest expense, respectively, related to the equipment leased using the TriplePoint, ePlus and DFS Lines.
Operating Leases
In 2015, the Company entered into a new lease for office space in London, U.K. expiring in 2025, and entered into lease extensions for existing office space in San Francisco, California and Hudson, New York expiring in 2020 and 2021, respectively. The Company did not enter into any material operating leases or extensions in 2016. Rent expense for these operating leases is recognized over the term of each respective lease on a straight-line basis. In addition, the Company leases other office facilities under shorter terms and cancelable leases.
Total rent expense for the years ended December 31, 2014, 2015 and 2016 was $3.6 million, $5.1 million and $6.0 million respectively.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table represents the Company’s commitments under its current capital, operating and build-to-suit lease agreements as of December 31, 2016 (in thousands):

	Capital Lease Obligations	Operating Leases	Build-to-Suit Lease
Periods ending
2017	$7,970	$3,026	$5,883
2018	4,436	3,787	9,381
2019	1,296	3,817	9,451
2020	38	3,471	9,522
2021	—	2,718	10,354
Thereafter	—	10,475	48,834
Total minimum payments required	$13,740	$27,294	$93,425
Amounts representing interest	1,615
Present value of net minimum payments	12,125
Current maturities	6,829
Long-term payment obligations	$5,296
Non-Income Tax Contingencies
The Company had reserves of $2.6 million and $0.3 million at December 31, 2015 and 2016, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of December 31, 2016, the Company does not believe that there are any material litigation exposures relating to these other claims.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (investors.etsy.com) under “Leadership & Governance—Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct by posting information on the website address specified above.

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

Item 16. Form 10-K Summary

None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETSY, INC.
Date: February 28, 2017	/s/ Kristina Salen
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

Signature	Title	Date
/s/ Chad Dickerson Chad Dickerson	President, Chief Executive Officer, Chair (Principal Executive Officer)	February 28, 2017
/s/ Kristina Salen Kristina Salen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
/s/ M. Michele Burns M. Michele Burns	Director	February 28, 2017
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 28, 2017
/s/ Melissa Reiff Melissa Reiff	Director	February 28, 2017
/s/ Josh Silverman Josh Silverman	Director	February 28, 2017
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 28, 2017
/s/ Fred Wilson Fred Wilson	Director	February 28, 2017

Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
10.1	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2.1*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.2.2*	Form of Stock Option Agreement under 2006 Stock Plan with Chad Dickerson	S-1	333-202497	10.2.2	3/4/2015
10.3*	2015 Equity Incentive Plan and form of agreement thereunder	S-1/A	333-202497	10.3	4/14/2015
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5.1	Agreement of Lease, dated April 14, 2009, between Etsy, Inc. and 55 Washington Street LLC, as amended	S-1	333-202497	10.5	3/4/2015
10.5.2	Lease Amendment for Partial Surrender & Termination Agreement, dated June 16, 2016, between Etsy, Inc. and 55 Washington Street LLC.	10-Q	001-36911	10.2	8/4/2016
10.6	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.7.1	Revolving Credit and Guaranty Agreement, dated May 16, 2014, between Etsy, Inc. and the other parties thereto, as amended as of April 15, 2015 (conformed copy)	S-1	333-202497	10.7	3/4/2015
10.7.2	Amendment No. 2 to Revolving Credit and Guaranty Agreement, dated December 21, 2015, between Etsy, Inc. and the other parties thereto	10-K	001-36911	10.7.2	3/1/2016
10.8*	Employment offer letter between Etsy, Inc. and Chad Dickerson, dated March 24, 2015	S-1/A	333-202497	10.8	3/31/2015
10.9.1*	Employment offer letter between Etsy, Inc. and Kristina Salen, dated January 12, 2013, as amended	S-1/A	333-202497	10.9.1	3/31/2015
10.9.2*	Relocation letter agreement between Etsy, Inc. and Kristina Salen, dated June 18, 2013	S-1/A	333-202497	10.9.2	3/31/2015
10.9.3*	Retention letter agreement between Etsy Inc., and Kristina Salen, dated October 28, 2016	8-K	001-36911	10.1	11/1/2016
10.10.1	Employment offer letter between Etsy, Inc. and Jordan Breslow, dated October 20, 2013	S-1/A	333-202497	10.10	3/31/2015
10.10.2	Separation letter agreement between Etsy, Inc. and Jordan Breslow, dated August 31, 2016					X

10.11*	Severance Plan and form of Participation Notice thereunder.	S-1/A	333-202497	10.12	4/14/2015
10.12*	Change in Control Severance Plan and form of Participation Notice thereunder	S-1	333-202497	10.13	3/4/2015
10.13.1*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.13.2*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.14.1*	Compensation Program for Non-Employee Directors	S-1	333-202497	10.15	3/4/2015
10.14.2*	Amended and Restated Compensation Program for Non-Employee Directors					X
10.15*	Employment offer letter between Etsy, Inc. and Linda Kozlowski dated April 5, 2016					X
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'					X

*	Indicates a management contract or compensatory plan.

†
These certifications are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Etsy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.