Form 10-Q
period 2017-03-31
ETSY INC
filed 2017-05-02
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 13, 2017 was 116,516,286.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, cost-savings initiatives, new management team transition and plans, product capabilities and release timing and future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of December 31, 2016	As of March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$181,592	$194,807
Short-term investments	100,494	81,145
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $1,891 as of December 31, 2016 and March 31, 2017, respectively	26,426	25,085
Prepaid and other current assets	15,571	19,911
Deferred tax charge—current	17,132	—
Funds receivable and seller accounts	29,817	34,292
Total current assets	371,032	355,240
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $46,153 and $51,176 as of December 31, 2016 and March 31, 2017, respectively	126,407	127,168
Goodwill	35,657	35,970
Intangible assets, net of accumulated amortization of $4,209 and $5,674 as of December 31, 2016 and March 31, 2017, respectively	7,507	6,062
Deferred tax charge—net of current portion	34,264	—
Other assets	985	958
Total assets	$581,193	$530,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,978	$6,371
Accrued expenses	24,179	22,638
Capital lease obligations—current	6,829	6,748
Funds payable and amounts due to sellers	29,817	34,292
Deferred revenue	5,648	5,777
Other current liabilities	6,557	5,327
Total current liabilities	84,008	81,153
Capital lease obligations—net of current portion	5,296	4,610
Deferred tax liabilities	65,068	65,034
Facility financing obligation	57,360	59,586
Other liabilities	24,704	25,308
Total liabilities	236,436	235,691
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2016 and March 31, 2017; 115,973,039 and 116,268,470 shares issued and outstanding as of December 31, 2016 and March 31, 2017, respectively)	116	116
Additional paid-in capital	442,510	447,648
Accumulated deficit	(116,341)	(168,211)
Accumulated other comprehensive income	18,472	15,495
Total stockholders’ equity	344,757	295,048
Total liabilities and stockholders’ equity	$581,193	$530,739

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2016	2017
Revenue	$81,847	$96,891
Cost of revenue	27,911	34,659
Gross profit	53,936	62,232
Operating expenses:
Marketing	15,847	23,454
Product development	12,230	18,116
General and administrative	19,076	22,763
Total operating expenses	47,153	64,333
Income (loss) from operations	6,783	(2,101)
Other (expense) income:
Interest expense and amortization of deferred financing costs	(538)	(2,591)
Interest and other income	441	439
Foreign exchange gain	8,120	2,780
Total other income	8,023	628
Income (loss) before income taxes	14,806	(1,473)
(Provision) benefit for income taxes	(13,614)	1,052
Net income (loss)	$1,192	$(421)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	112,129,470	115,696,024
Diluted	115,368,566	115,696,024

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2017
Net income (loss)	$1,192	$(421)
Other comprehensive (loss) income:
Cumulative translation adjustment	(7,439)	(2,955)
Unrealized gains (losses) on marketable securities, net of tax	92	(22)
Total other comprehensive loss	(7,347)	(2,977)
Comprehensive loss	$(6,155)	$(3,398)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance as of December 31, 2016	115,973,039	$116	$442,510	$(116,341)	$18,472	$344,757
Stock-based compensation	—	—	4,348	—	—	4,348
Exercise of vested options	207,970	—	600	—	—	600
Vesting of restricted stock units, net of shares withheld	87,461	—	(797)	—	—	(797)
Stock-based compensation—acquisitions	—	—	902	—	—	902
Cumulative effect adjustment	—	—	85	(51,449)	—	(51,364)
Other comprehensive loss	—	—	—	—	(2,977)	(2,977)
Net loss	—	—	—	(421)	—	(421)
Balance as of March 31, 2017	116,268,470	$116	$447,648	$(168,211)	$15,495	$295,048

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities
Net income (loss)	$1,192	$(421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,581	4,043
Stock-based compensation expense—acquisitions	656	842
Depreciation and amortization expense	4,731	6,938
Bad debt expense	341	332
Foreign exchange gain	(8,120)	(2,780)
Amortization of debt issuance costs	45	56
Non-cash interest expense	—	2,145
Interest on marketable securities	(258)	277
Loss on disposal of assets	492	49
Amortization of deferred tax charge	9,493	—
Changes in operating assets and liabilities:
Accounts receivable	799	1,093
Funds receivable and seller accounts	(5,913)	(4,351)
Prepaid expenses and other current assets	472	(4,385)
Other assets	(140)	(28)
Accounts payable	173	(3,404)
Accrued and other current liabilities	(10,819)	(2,234)
Funds payable and amounts due to sellers	5,913	4,351
Deferred revenue	279	109
Other liabilities	903	677
Net cash provided by operating activities	2,820	3,309
Cash flows from investing activities
Purchases of property and equipment	(10,870)	(2,700)
Development of internal-use software	(2,168)	(3,956)
Purchases of marketable securities	(108,289)	(23,240)
Sales of marketable securities	6,901	42,290
Net cash (used in) provided by investing activities	(114,426)	12,394
Cash flows from financing activities
Repurchase of stock	—	(797)
Proceeds from exercise of stock options	1,223	600
Payments on capitalized lease obligations	(1,355)	(1,835)
Deferred payments on acquisition of business	(649)	—
Net cash used in financing activities	(781)	(2,032)
Effect of exchange rate changes on cash	(476)	(456)
Net (decrease) increase in cash and cash equivalents	(112,863)	13,215
Cash and cash equivalents at beginning of period	271,244	181,592
Cash and cash equivalents at end of period	$158,381	$194,807
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$982	$1,068
Stock-based compensation capitalized in development of capitalized software	$123	$306
Non-cash additions to development of internal-use software and property and equipment	$1,966	$358

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy offers markets, services and technology that empower creative entrepreneurs and shape a positive future for business. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees (formerly referred to as Direct Checkout fees), Promoted Listing fees and Shipping Label sales.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
For the three months ended March 31, 2016, the Company reclassified $1.0 million of excess tax benefits from exercise of stock options from cash used in financing activities to cash provided by operating activities to conform to the current year presentation upon adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2017, the consolidated statements of cash flows for the three months ended March 31, 2016 and 2017 and the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2017, results of operations for the three months ended March 31, 2016 and 2017 and cash flows for the three months ended March 31, 2016 and 2017. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 (the “Annual Report”).
During the first quarter of 2017, the Company adopted the accounting principles outlined within ASU 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory removing the requirement to capitalize previously reported deferred tax charges and recognize the associated amortization through the tax provision. There have been no additional material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a preliminary assessment over the Markets and Seller Services revenue streams and does not expect the adoption of this standard to have a material impact on its consolidated financial statements. The Company is also performing an assessment over data availability and presentation necessary to meet additional disclosure requirements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact current conclusions.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating additional impacts the guidance will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions, the Company does not anticipate this update to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not anticipate the update to have a material impact on its consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company has adopted this standard in the first quarter of 2017. As a result of this updated guidance, the Company recorded $0.3 million of excess tax benefits to income tax expense, rather than additional paid-in capital, in the three months ended March 31, 2017. On a prospective basis, the Company has updated its calculation of diluted earnings per share to exclude excess tax benefits previously included in the calculation of assumed proceeds under the treasury stock method. The Company has elected to apply the updated guidance on cash flow classification of excess tax benefits as operating activities using a retrospective approach for consistent year-over-year comparability. The Company has elected to recognize forfeitures as they occur on a modified retrospective basis and to adopt the amendments on statutory withholding requirements on a prospective basis, both of which have no material impact to the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, which eliminated the exception that previously existed for the income tax consequences of intra-entity asset transfers other than inventory. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods for which interim or annual financial statements have not been issued. The Company has adopted this standard in the first quarter of 2017. The amendments in this update have been applied on a modified retrospective basis through a cumulative effect adjustment recorded to retained earnings as of January 1, 2017 of $51.4 million, which represents the unamortized amount of the deferred tax charge asset on the balance sheet at December 31, 2016. Consequently, the adoption of this standard eliminates the recognition in the tax provision of $17.1 million in each year through 2019, the year through which the deferred tax charge was previously amortizable. Additionally, a deferred tax asset of $21.7 million was recognized which previously qualified for an exception that has been eliminated. A full valuation allowance for that deferred tax asset was also recognized resulting in no impact to the consolidated financial statements.
Note 2—Stock-based Compensation

The Company has granted stock options and restricted stock units under the Equity Incentive Plan (“2015 Plan”) in the three months ended March 31, 2017. As permitted by the 2015 Plan, the Board of Directors approved an increase of 5,798,651 shares available for issuance under the 2015 Plan as of January 3, 2017. At March 31, 2017, 23,347,913 shares were authorized under the 2015 Plan, and 17,073,943 shares were available for future grant.
In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU 2016-09. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Three Months Ended March 31,
	2016	2017
Volatility	44.2% - 44.6%	42.2% - 42.7%
Risk-free interest rate	1.5% - 1.9%	2.1% - 2.2%
Expected term (in years)	6.0 - 6.1	6.3 - 6.3
Dividend rate	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company's options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,339,567	$7.89
Granted	1,251,451	10.51
Exercised	(207,970)	2.89
Forfeited/Canceled	(62,280)	12.63
Outstanding at March 31, 2017	10,320,768	8.28	6.84	$34,332
Total exercisable at March 31, 2017	6,627,302	6.73	5.70	31,339

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the three months ended March 31, 2016 and 2017 (in thousands except per share amounts):

	Three Months Ended March 31,
	2016	2017
Weighted average grant date fair value of options granted	$3.69	$4.66
Intrinsic value of options exercised	2,426	1,732
Fair value of awards vested	3,335	3,790

The total unrecognized compensation at March 31, 2017 was $16.9 million, which will be recognized over a weighted-average period of 2.27 years.

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,135,181	$10.70
Granted	1,169,906	10.78
Vested	(156,670)	9.16
Forfeited/Canceled	(78,564)	11.49
Unvested at March 31, 2017	4,069,853	10.77

The total unrecognized compensation at March 31, 2017 was $38.9 million, which will be recognized over a weighted-average period of 3.10 years.

Total stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2016	2017
Cost of revenue	$200	$364
Marketing	178	444
Product development	857	2,020
General and administrative	2,002	2,057
Total stock-based compensation expense	$3,237	$4,885

Total stock-based compensation expense in the three months ended March 31, 2016 and 2017 includes $0.7 million and $0.8 million in acquisition-related stock-based compensation expense, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Income Taxes

The Company has adopted the provisions of ASU 2016-09 and ASU 2016-16 as of the beginning of the current fiscal year. Please refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for additional detail regarding the adoption of these accounting standards and their impact on the consolidated financial statements.

The amount of unrecognized tax benefits included in the consolidated balance sheets increased $0.1 million in the three months ended March 31, 2017, from $23.6 million at December 31, 2016 to $23.7 million at March 31, 2017. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $11.9 million at March 31, 2017.
Note 4—Fair Value Measurements
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
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2017 (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial Paper	$—	$2,997	$—	$2,997
Money market funds	98,161	—	—	98,161
U.S. Government bills	1,950	—	—	1,950
	100,111	2,997	—	103,108
Short-term investments:
Commercial paper	—	17,146	—	17,146
Corporate bonds	—	33,303	—	33,303
U.S. Government and agency bills	50,045	—	—	50,045
	50,045	50,449	—	100,494
	$150,156	$53,446	$—	$203,602
Liability
Post-combination compensation classified as liability	$—	$—	$2,067	$2,067
	$—	$—	$2,067	$2,067

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial Paper	$—	$16,436	$—	$16,436
Money market funds	94,266	—	—	94,266
U.S. Government and agency bills	8,190	—	—	8,190
	102,456	16,436	—	118,892
Short-term investments:
Commercial paper	—	18,947	—	18,947
Corporate bonds	—	20,380	—	20,380
U.S. Government and agency bills	41,818	—	—	41,818
	41,818	39,327	—	81,145
	$144,274	$55,763	$—	$200,037
Liability
Post-combination compensation classified as a liability	$—	$—	$2,007	$2,007
	$—	$—	$2,007	$2,007
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
Level 3 instruments include post-combination compensation classified as a liability in connection with the acquisition of ALM. The post-combination compensation is classified as a liability due to its affiliation with a related put option, which will expire upon vesting of the underlying consideration, and its fair value is determined based on the fair value of the Company's common stock at the period-end reporting date, with adjustments included in general and administrative expenses.
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2017
Balance at beginning of period	$2,067
Changes to liability-classified stock awards	(60)
Balance at end of period	$2,007

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Marketable Securities
Short-term investments and certain cash equivalents consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2016
Cash equivalents:
Commercial paper	$2,997	$—	$—	$2,997
	2,997	—	—	2,997
Short-term investments:
Commercial paper	17,146	—	—	17,146
Corporate bonds	33,318	(16)	1	33,303
U.S. Government and agency bills	50,059	(15)	1	50,045
	100,523	(31)	2	100,494
	$103,520	$(31)	$2	$103,491
March 31, 2017
Cash equivalents:
Commercial paper	$16,436	$—	$—	$16,436
U.S. Government and agency bills	8,189	—	1	8,190
	24,625	—	1	24,626
Short-term investments:
Commercial paper	18,947	—	—	18,947
Corporate bonds	20,402	(23)	1	20,380
U.S. Government and agency bills	41,848	(30)	—	41,818
	81,197	(53)	1	81,145
	$105,822	$(53)	$2	$105,771
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2016	2017
Numerator:
Net income (loss)	$1,192	$(421)
Net income allocated to participating securities under the two-class method	(7)	—
Net income (loss) applicable to common stockholders	$1,185	$(421)

Denominator:
Weighted average common shares outstanding—basic (1)	112,129,470	115,696,024
Common equivalent shares from options to purchase common stock and restricted stock units	3,161,056	—
Dilutive effect of assumed conversion of warrants	78,040	—
Weighted average common shares outstanding—diluted (1)	115,368,566	115,696,024

Net income (loss) per share applicable to common stockholders—basic	$0.01	$0.00
Net income (loss) per share applicable to common stockholders—diluted	$0.01	$0.00

(1)	618,718 shares of unvested stock are considered participating securities and are excluded from basic and diluted shares outstanding for the three months ended March 31, 2016.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2016	2017
Stock options	4,394,503	9,543,393
Restricted stock units	613,861	3,547,176
Total anti-dilutive securities	5,008,364	13,090,569
Note 7—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2017
United States	$63,041	$71,523
International	18,806	25,368
Revenue	$81,847	$96,891
No individual international country’s revenue exceeded 10% of total revenue. All significant long-lived assets are located in the United States.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Contingencies
Non-Income Tax Contingencies
The Company had reserves of $0.3 million and $0.4 million at December 31, 2016 and March 31, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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

On October 22, 2015, the court appointed a lead plaintiff and lead plaintiff’s counsel. On January 21, 2016, the lead plaintiff filed an amended class action complaint alleging false or misleading statements or omissions with respect to substantially the same topics as the original complaint. The amended complaint adds certain outside directors and underwriters as defendants, expands the purported class period to be April 16, 2015 to August 4, 2015, inclusive, and asserts violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On April 5, 2016, defendants moved to dismiss the amended complaint.  On March 24, 2017, the court entered a judgment dismissing the amended complaint in its entirety, with prejudice, based on an opinion filed March 16, 2017.   On April 21, 2017, Plaintiffs filed a notice of appeal in the United States Court of Appeals for the Second Circuit. The Company and the named officers and directors intend to defend themselves vigorously against this action. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

Etsy, Inc.
Notes to Consolidated Financial Statements

In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. As of March 31, 2017, the Company does not believe that there are any material litigation exposures relating to these other claims.
Note 9—Subsequent Event

On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure. As a result, the Company identified savings that will be realized through a combination of headcount reductions of approximately 80 positions (approximately 8% of the total workforce) and a reduction in internal program expenses. The Company expects to incur employee severance charges and other exit costs of $4.5 million to $6 million, largely made up of cash expenditures, which will be recognized through the end of 2017.

The Board of Directors has appointed Josh Silverman, a director on the Board since November 2016, as President and Chief Executive Officer as of May 3, 2017. Mr. Silverman succeeds Chad Dickerson, who will step down as President, Chief Executive Officer and Chair of the Board of Directors as of May 3, 2017. Fred Wilson, who joined the Etsy Board in June 2007 and served as lead independent director since October 2014, will succeed Mr. Dickerson as Chair of the Board. In addition, John Allspaw, Chief Technology Officer, will be leaving the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. This discussion, particularly information with respect to our outlook, our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the “Risk Factors” section. For more information regarding key factors affecting our performance, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K, which we incorporate by reference.
Overview
Etsy offers markets, services and technology that empower creative entrepreneurs and shape a positive future for business. Our mission is to reimagine commerce in ways that build a more fulfilling and lasting world. We believe we are creating a new economy, the Etsy Economy, where creative entrepreneurs find meaningful work in both global and local markets for their goods and where thoughtful consumers discover and buy unique goods and build connections with the people who sell them. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on.
Our markets provide creative entrepreneurs with access to consumers around the world. We also offer a wide range of Seller Services and tools that are specifically designed to help creative entrepreneurs start, manage and scale their businesses.
Our revenue is diversified, generated from a mix of markets activities and Seller Services. Our largest market is Etsy.com. In April 2017, we launched a dedicated craft supplies market called Etsy Studio. We also own A Little Market, or ALM, a handmade and supplies market for sellers and buyers in France. Markets revenue is primarily made up of the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee she pays for each item she lists on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay us for services, which include Etsy Payments (formerly referred to as Direct Checkout), our payment processing service; Promoted Listings, our ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to purchase shipping labels through our platform; and Pattern by Etsy, launched in April 2016, which enables sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships.
As of March 31, 2017, our platform, which includes our markets, our services and our technology, connected 1.8 million active Etsy sellers and 29.7 million active Etsy buyers, in nearly every country in the world. In the three months ended March 31, 2017, Etsy sellers generated GMS of $719.0 million, of which approximately 51% came from purchases made on mobile devices. We are a global company and 32.1% of our GMS in the three months ended March 31, 2017 came from transactions where either an Etsy seller or an Etsy buyer were located outside of the United States.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, people and technology investments) and assess the performance of our business. The unaudited key operating and financial metrics we use are:

	Three Months Ended March 31,
	2016	2017

	(in thousands, except percentages)
GMS	$629,853	$719,037
Revenue	$81,847	$96,891
Markets revenue	$35,730	$40,759
Seller Services revenue	$43,533	$53,947
Net income (loss)	$1,192	$(421)
Adjusted EBITDA	$14,751	$9,722

Active sellers	1,603	1,801
Active buyers	25,027	29,669
Percent mobile visits	63%	66%
Percent mobile GMS	47%	51%
Percent international GMS	30.3%	32.1%
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
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; and foreign exchange gain. See “Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Etsy Payments, Promoted Listings, Shipping Labels, Pattern, Google Shopping and Etsy Wholesale enrollment. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
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
Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes ALM and Etsy Wholesale as well as orders initiated on mobile devices but ultimately completed on a desktop. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
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

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Revenue:
Markets	$35,730	$40,759
Seller Services	43,533	53,947
Other	2,584	2,185
Total revenue	81,847	96,891
Cost of revenue	27,911	34,659
Gross profit	53,936	62,232
Operating expenses:
Marketing	15,847	23,454
Product development	12,230	18,116
General and administrative	19,076	22,763
Total operating expenses	47,153	64,333
Income (loss) from operations	6,783	(2,101)
Other income, net	8,023	628
Income (loss) before income taxes	14,806	(1,473)
(Provision) benefit for income taxes	(13,614)	1,052
Net income (loss)	$1,192	$(421)

	Three Months Ended March 31,
	2016	2017
Revenue:
Markets	43.7%	42.1%
Seller Services	53.2	55.7
Other	3.2	2.3
Total revenue	100.0	100.0
Cost of revenue	34.1	35.8
Gross profit	65.9	64.2
Operating expenses:
Marketing	19.4	24.2
Product development	14.9	18.7
General and administrative	23.3	23.5
Total operating expenses	57.6	66.4
Income (loss) from operations	8.3	(2.2)
Other income, net	9.8	0.6
Income (loss) before income taxes	18.1	(1.5)
(Provision) benefit for income taxes	(16.6)	1.1
Net income (loss)	1.5%	(0.4)%

Comparison of Three Months Ended March 31, 2016 and 2017
Revenue

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
Revenue:
Markets	$35,730	$40,759	$5,029	14.1%
Percentage of total revenue	43.7%	42.1%
Seller Services	$43,533	$53,947	$10,414	23.9%
Percentage of total revenue	53.2%	55.7%
Other	$2,584	$2,185	$(399)	(15.4)%
Percentage of total revenue	3.2%	2.3%
Total revenue	$81,847	$96,891	$15,044	18.4%
GMS increased $89.2 million, or 14.2%, to $719.0 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth in the first quarter of 2017 would have been 15.2%, or approximately 1 percentage point higher than reported growth. Supporting this growth in GMS, active sellers increased 12.4% to 1.8 million and active buyers increased 18.5% to 29.7 million at March 31, 2017 compared to March 31, 2016. GMS grew slower than anticipated in the first quarter of 2017 due to average converting visit value, conversion rates and visits that were below expectations.
During the three months ended March 31, 2017, percent mobile visits increased as a percentage of total visits to approximately 66% up from approximately 63% for the three months ended March 31, 2016, and mobile GMS increased as a percentage of total GMS to approximately 51%, up from approximately 47% for the three months ended March 31, 2016. These increases were a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile GMS continued to grow faster than mobile visits and, as a result, the gap between mobile visits and mobile GMS narrowed slightly. Year-over-year, mobile app and mobile web GMS each continued to grow faster than desktop GMS during the three months ended March 31, 2017. We believe that we will continue to see the gap between mobile visits and mobile GMS narrow over time.
For the three months ended March 31, 2017, international GMS increased as a percentage of total GMS to 32.1%, from 30.3% for the three months ended March 31, 2016. The improved performance in percent international GMS was largely driven by GMS growth between buyers and sellers outside of the U.S., both in the same country and cross-border and GMS growth between U.S. buyers and international sellers. GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS, increasing 44% year-over-year during the first quarter. This category has grown from our smallest category historically to be similar in size to GMS between international buyers and sellers in different countries and GMS between U.S. sellers and international buyers. We believe the robust growth in this category demonstrates the progress we are making on our strategy to build and deepen local Etsy communities around the world. We also continue to believe the decline of GMS between U.S. sellers and international buyers, which decreased 1% year-over-year during the first quarter, is indicative of the indirect impact of fluctuating currency exchange rates on international buyer behavior, which is difficult to estimate.
Revenue increased $15.0 million, or 18.4%, to $96.9 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, of which 42.1% of the total consisted of Markets revenue and 55.7% consisted of Seller Services revenue.
Markets revenue increased $5.0 million, or 14.1%, to $40.8 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This growth corresponded with a 14.2% increase in GMS to a total of $719.0 million for the three months ended March 31, 2017. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $10.4 million, or 23.9%, to $53.9 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, largely driven by overall GMS growth trends and increased seller adoption. Seller

Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Pattern and Shipping Labels. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. Pattern revenue was fully incremental during the first quarter of 2017 due to its launch in April 2016, with the first paid subscriptions beginning in May. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Growth in Seller Services revenue continued to outpace growth in Markets revenue in the first quarter of 2017. We expect to see modest contributions to revenue related to new product launches and types of Seller Services, including Pattern. We do not expect the incremental revenue related to these new product launches and types of Seller Services to be material in comparison to total revenue in 2017.
Other revenue decreased 15.4% to $2.2 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. During the three months ended March 31, 2016, $1.7 million of revenue was recognized from accumulated unused gift card funds received from our third-party service provider, representing the three-year cumulative value of gift cards that the third-party service provider concluded were not likely to be redeemed. Ongoing gift card revenue is recognized monthly as earned and does not have a significant contribution to total revenue. During the three months ended March 31, 2017, $1.3 million of revenue was recognized related to our partnership with Google in conjunction with our Google Shopping offering for sellers. Revenue related to our partnership with Google is not expected to be significant through the remainder of 2017. The overall decrease in other revenue was also driven by a reduction of processing fees from Paypal as a result of its integration into Etsy Payments.

Cost of Revenue

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
Cost of revenue	$27,911	$34,659	$6,748	24.2%
Percentage of total revenue	34.1%	35.8%
Cost of revenue increased $6.7 million, or 24.2%, to $34.7 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue increased as a percentage of revenue largely due to the increase in Etsy Payments revenue, a lower-margin revenue stream, driving higher associated costs as well as increased employee-related costs.
Operating Expenses
There were 1,062 total employees on March 31, 2017, compared with 1,043 on December 31, 2016.
Marketing

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
Marketing	$15,847	$23,454	$7,607	48.0%
Percentage of total revenue	19.4%	24.2%
Marketing expenses increased $7.6 million, or 48.0%, to $23.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of increased spend on brand marketing campaigns and digital marketing related to buyer acquisition, as well as an increase in employee-related expenses on our marketing team, which includes our public relations, communications and seller development teams.

Product development

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
Product development	$12,230	$18,116	$5,886	48.1%
Percentage of total revenue	14.9%	18.7%
Product development expenses increased $5.9 million, or 48.1%, to $18.1 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of an increase in employee-related expenses in our product and engineering teams, including additional expenses resulting from the acquisition of Blackbird Technologies, Inc. (“Blackbird”) in September 2016. We expect additional product development expenses in 2017 as compared to 2016 as a result of expenses related to the acquisition of Blackbird.
General and administrative

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
General and administrative	$19,076	$22,763	$3,687	19.3%
Percentage of total revenue	23.3%	23.5%
General and administrative expenses increased $3.7 million, or 19.3%, to $22.8 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by an increase in employee-related expenses, partially offset by lower professional services expenses and post-combination stock compensation expense related to the acquisition of ALM year-over-year.
Other Income, net

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
Other income, net	$8,023	$628	$(7,395)	(92.2)%
Percentage of total revenue	9.8%	0.6%
Other income, net was $8.0 million in the three months ended March 31, 2016 mainly due to a foreign currency gain due to intercompany debt in connection with the global corporate structure that we implemented on January 1, 2015. Other income, net was $0.6 million in the three months ended March 31, 2017 mainly due to a foreign currency gain related to the intercompany debt, partially offset by interest expense largely associated with the build-to-suit lease accounting related to our corporate headquarters.

(Provision) Benefit for Income Taxes

	Three Months Ended March 31,		Change
	2016	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(13,614)	$1,052	$14,666	(107.7)%
Percentage of total revenue	(16.6)%	1.1%
Our income tax provision and benefit for the three months ended March 31, 2016 and March 31, 2017 was $13.6 million and $1.1 million, respectively. The primary driver of our income tax provision for the three months ended March 31, 2016 was tax expense related to our global corporate structure of $9.5 million. For both periods, other drivers include forecasted pretax income, the disallowance of the benefit of losses in certain foreign jurisdictions, the amount of non-deductible stock-based compensation expense and a benefit related to our research and development tax credit.
Non-GAAP Financial Measures
Adjusted EBITDA
In this quarterly report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; and foreign exchange gain. Below is a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange gain;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Net income (loss)	$1,192	$(421)
Excluding:
Interest and other non-operating expense, net (1)	97	2,152
Provision (benefit) for income taxes	13,614	(1,052)
Depreciation and amortization (1)	4,731	6,938
Stock-based compensation expense	2,581	4,043
Stock-based compensation expense—acquisitions	656	842
Foreign exchange gain	(8,120)	(2,780)
Adjusted EBITDA	$14,751	$9,722

(1)
Included in interest and depreciation expense amounts above, interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016, in the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Interest expense	$—	$2,145
Depreciation	—	819
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and working capital:

As of March 31, 2017
(in thousands)
Cash and cash equivalents	$194,807
Short-term investments	81,145
Accounts receivable, net	25,085
Net working capital	274,087
As of March 31, 2017, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future capital investments and working capital purposes.
We invest our excess working capital funds into short-term instruments, including fixed-income funds and AAA-rated U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
Sources of Liquidity
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations and available borrowing capacity under our Credit Agreement (described below under “Credit Facility”), will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.

Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, or the Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 7—Debt” in our Annual Report on Form 10-K.
As of May 2, 2017, no amounts have been drawn under the credit facility.
Historical Cash Flows

	Three Months Ended March 31,
	2016	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$2,820	$3,309
Investing activities	(114,426)	12,394
Financing activities	(781)	(2,032)
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
Net cash provided by operating activities was $3.3 million in the three months ended March 31, 2017, as a result of the net loss of $0.4 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange gain and other non-cash charges of $11.9 million and changes in our operating assets and liabilities that used $8.2 million in cash.
Net cash provided by operating activities was $2.8 million in the three months ended March 31, 2016, as a result of the net income of $1.2 million, depreciation and amortization expense, stock-based compensation expense, amortization of deferred tax charge and other non-cash charges of $9.9 million and changes in our operating assets and liabilities that used $8.3 million in cash.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities, capital expenditures, including purchases of property and equipment and investments in website development and internal-use software to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations.
Net cash provided by investing activities was $12.4 million in the three months ended March 31, 2017. This was primarily attributable to net sales of marketable securities of $19.1 million, mainly due to increased investments in instruments with shorter-term maturities, classified as cash equivalents, in the first quarter of 2017 as we continue to monitor interest rate changes. This increase was offset by $6.7 million in capital expenditures, including $2.7 million for purchases of property and equipment and $4.0 million for website development and internal-use software as we continue to invest in projects adding new features and functionality to the Etsy platform.
Net cash used in investing activities was $114.4 million in the three months ended March 31, 2016. This was primarily attributable to net purchases of marketable securities of $101.4 million, as we made a significant investment of our excess working capital into short-term marketable securities in the first quarter of 2016 with the implementation of our investment strategy, and $13.0 million in capital expenditures, including $10.9 million for purchases of property and equipment, largely related to the build-out of our Brooklyn headquarters, and $2.1 million for website development and internal-use software.

Net Cash Used in Financing Activities
Our primary financing activities include financing of capitalized leases for computer equipment, proceeds from exercise of stock options and shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Net cash used in financing activities was $2.0 million in the three months ended March 31, 2017. This was primarily attributable to payments on capitalized lease obligations of $1.8 million and stock repurchases of vested RSUs withheld to satisfy tax obligations of $0.8 million, partially offset by proceeds from the exercise of stock options of $0.6 million.
Net cash used in financing activities was $0.8 million in the three months ended March 31, 2016. This was primarily attributable to payments on capitalized lease obligations of $1.3 million and a deferred payment related to ALM of $0.6 million, offset by proceeds from the exercise of stock options of $1.2 million.
Off Balance Sheet Arrangements
As of March 31, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
In January 2017, we entered into a three-year contractual commitment to integrate and utilize cross-channel marketing software with an aggregate future payment of $6.3 million. As of March 31, 2017, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $23.6 million and $23.7 million at December 31, 2016 and March 31, 2017, respectively. While the ultimate resolution and timing of these unrecognized tax positions are uncertain, we do not expect this balance to significantly increase or decrease over the next twelve months.
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
For information regarding changes to our significant accounting policies, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. For a summary of our significant accounting policies, see our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies ” in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017, compared to those discussed in the Annual Report, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $44.3 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 8—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of operating losses and we may not achieve or maintain profitability in the future.
We incurred a net loss of $0.4 million for the three months ended March 31, 2017 and incurred net losses of $29.9 million,$54.1 million, $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $168.2 million. We may not achieve or maintain profitability in the future. Our operating expenses may increase if we increase our marketing efforts, expand our operations, hire additional employees and continue to invest in the development of our platform, including our Seller Services and tools and technological enhancements. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

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
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these Risk Factors and the following:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Seller Services;

•	the amount and timing of our operating expenses and the success of any cost-reduction activities;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our Markets and Seller Services strategies and the impact of any changes in our strategy;

•	the timing and success of new services and features we introduce;

•	the impact of our investment in marketing;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our markets, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	any failure or delay in transitioning our new management team and any future management team changes; and

•	the impact of our revised global corporate structure that was implemented on January 1, 2015.

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
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands. We spend substantial time and resources understanding the needs of Etsy sellers and Etsy buyers and responding to them. For example, we enhance our Seller Services, search and discovery functionality and the member experience on a regular basis. We also regularly launch new products and services. For example, in 2016, we launched a new Seller Service, Pattern, which enables Etsy sellers to create their own custom website. We also introduced a number of tools, such as Google Shopping, which allows sellers to reach audiences off of Etsy by advertising their listings in Google search results. In 2017, we launched a new craft supplies market, Etsy Studio, to serve our craft supplies sellers and help them reach a broader audience of craft supplies buyers around the world. Our effectiveness in enhancing our current offerings and introducing new offerings may impact our revenue growth and our operating results.
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
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our markets and broader platform is important to our ability to attract and retain Etsy sellers and Etsy buyers. We believe that much of the historical growth in the number of active sellers and active buyers has originated from word-of-mouth referrals and other organic means, as our historical marketing efforts and expenditures have been relatively limited, although increasing in recent years. Our marketing initiatives may become increasingly expensive as we continue to invest in marketing efforts and as competition increases, and generating a meaningful return on those initiatives may be difficult.

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
Continued expansion outside of the United States may also require significant financial investment. These investments include marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses.
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
Etsy buyers primarily pay for purchases using Etsy Payments or PayPal. In the United States and other countries where Etsy Payments is available, Etsy buyers can use Etsy Payments on our platform to pay with credit cards, debit cards, bank transfers, PayPal and, in certain markets, Apple Pay, Android Pay and Etsy Gift Cards, rather than being directed to a third-party payment platform. A significant portion of our GMS is processed through Etsy Payments, and a significant portion of our revenue is derived from Etsy Payments.
We have engaged third-party service providers to perform underlying compliance, card processing and payment disbursing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business would be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, a third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Etsy Payments, which required Etsy to develop a short-term manual solution. If a third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop using Etsy Payments, stop listing new items for sale or even close their accounts altogether.
The laws and regulations related to payments are complex, evolving and subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities or could force us to stop offering Etsy Payments. Additionally, changes in payment regulation may occur that could render our payments system less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact Etsy Payments.
As we expand the availability of Etsy Payments or offer new payment methods to Etsy sellers and Etsy buyers in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules could lead to increased fees for Etsy or Etsy sellers, which may negatively impact Etsy Payments usage and our markets.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our markets and Seller Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our markets could decline and the number of goods listed in our markets could decline. In addition, we believe that currency exchange rates are dampening the demand from buyers outside the United States for goods denominated in U.S. dollars, which is impacting our GMS. For the three months ended March 31, 2017, approximately 86% of our GMS was denominated in U.S. dollars.
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
For example, Etsy sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card practices, we could be held liable for orders placed through Etsy Payments with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give the option of paying with credit cards if we fail to follow payment card industry data security standards or fail to limit fraudulent transactions conducted in our markets.
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
We strive to attract, retain and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission. As we continue to grow, we cannot guarantee we will continue to attract and retain the employees we need to maintain our competitive position.

Some of the challenges we face in attracting and retaining employees include:

•	preserving our company culture as we grow;

•	continuing to attract and retain employees who share our values;

•	negative perceptions based on recent headcount reductions or changes in senior management;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally;

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values; and

•	integrating new personnel and businesses from acquisitions.
Our ability to attract, retain and motivate employees, including our management team, is important to our success. In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our new CEO or CFO who are expected to start shortly, could adversely affect our business. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
Filling engineering, product management and other technical positions in the New York City area is particularly challenging, especially in light of our current CTO leadership transition, distinctive technology philosophy and engineering culture. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we are not able to maintain our engineering culture and broader company culture, then our ability to recruit and retain employees could suffer and our business would be harmed.

We have experienced a number of changes to our senior management team. If we are unable to effectively transition and integrate our new executive officers, our business and financial results could be adversely impacted.

We are in the process of transitioning the role of Chief Executive Officer. In addition, we will be adding a new Chief Financial Officer and Chief Technology Officer. As a result, certain members of our senior management team will be new to Etsy and, in some cases, learning about our business and the Company. If there is any failure or delay in transitioning to our new management team or if we fail to integrate quickly and effectively, our business and financial results could be adversely impacted.
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

We may not achieve the intended results of our recently announced plan to increase efficiency and streamline our cost structure.

During the second quarter of 2017, we commenced a plan to increase efficiency and streamline our cost structure, which includes a combination of headcount reductions and reductions in internal program expenses. If we are unable to realize the expected outcomes from these or other efforts, our business and operating results may be harmed.

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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 8—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements in this Quarterly Report, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers and underwriters, in connection with the litigation described in this Quarterly Report and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2016, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $15.81 through April 13, 2017. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report, as well as how those results and metrics compare to analyst and investor expectations;

•	the review of our financial guidance by our new management team and our decision to delay issuing financial guidance in the first quarter earnings release;

•
forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections, including as a result of the review of guidance by our new senior management team;

•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock or a negative view of our financial guidance or projections;

•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	the amount and timing of our operating expenses and the success of any cost-savings actions we take;

•	changes in our Board of Directors, management or other key personnel;

•	disruptions in our markets due to hardware, software or network problems, security breaches or other issues;

•	the strength of the global economy or the economy in the jurisdictions in which we operate, currency fluctuations, and market conditions in our industry and those affecting members of our community;

•	the trading activity of our largest stockholders;

•	the number of shares of our common stock that are available for public trading;

•	litigation or other claims against us;

•	stockholder activism;

•	the performance of the equity markets in general and in our industry;

•	the operating performance of other similar companies;

•	changes in legal requirements relating to our business; and

•	any other factors discussed in this Quarterly Report.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. Stock prices of many technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 8—Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements in this Quarterly Report, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017(1)	53,325	$11.78	—	—
February 1 - 28, 2017	—	—	—	—
March 1 - 31, 2017(1)	15,884	10.63	—	—
Total	69,209	$11.21	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure. As a result, the Company identified savings that will be realized through a combination of headcount reductions of approximately 80 positions (approximately 8% of the total workforce) and a reduction in internal program expenses. The Company expects to incur employee severance charges and other exit costs of $4.5 million to $6 million, largely made up of cash expenditures, which will be recognized through the end of 2017.

The Board of Directors has appointed Josh Silverman, a director on the Board since November 2016, as President and Chief Executive Officer as of May 3, 2017. Mr. Silverman succeeds Chad Dickerson, who will step down as President, Chief Executive Officer and Chair of the Board of Directors as of May 3, 2017. Fred Wilson, who joined the Etsy Board in June 2007 and served as lead independent director since October 2014, will succeed Mr. Dickerson as Chair of the Board. In addition, John Allspaw, Chief Technology Officer, will be leaving the Company.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: May 2, 2017	/s/ Karen Mullane
Karen Mullane Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.