Form 10-Q
period 2017-06-30
ETSY INC
filed 2017-08-07
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of July 14, 2017 was 118,257,427.

Etsy, Inc.
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, (“Quarterly Report”), to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visit” and “mobile GMS.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, cost-savings initiatives, new management team transition and plans, product capabilities and release timing and future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should read this Quarterly Report in its entirety and not place undue reliance on any forward-looking statements in this Quarterly Report.

Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Quarterly Report. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Forward-looking statements represent our beliefs and assumptions only as of the date of this Quarterly Report. We disclaim any obligation to update forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of December 31, 2016	As of June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$181,592	$226,885
Short-term investments	100,494	60,353
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $2,278 as of December 31, 2016 and June 30, 2017, respectively	26,426	24,990
Prepaid and other current assets	15,571	28,916
Deferred tax charge—current	17,132	—
Funds receivable and seller accounts	29,817	35,084
Total current assets	371,032	376,228
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $46,153 and $56,667 as of December 31, 2016 and June 30, 2017, respectively	126,407	129,074
Goodwill	35,657	37,438
Intangible assets, net of accumulated amortization of $4,209 and $3,274 as of December 31, 2016 and June 30, 2017, respectively	7,507	5,301
Deferred tax charge—net of current portion	34,264	—
Other assets	985	935
Total assets	$581,193	$554,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,978	$7,595
Accrued expenses	24,179	30,377
Capital lease obligations—current	6,829	7,345
Funds payable and amounts due to sellers	29,817	35,084
Deferred revenue	5,648	5,789
Other current liabilities	6,557	2,134
Total current liabilities	84,008	88,324
Capital lease obligations—net of current portion	5,296	6,191
Deferred tax liabilities	65,068	65,028
Facility financing obligation	57,360	60,668
Other liabilities	24,704	25,827
Total liabilities	236,436	246,038
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2016 and June 30, 2017; 115,973,039 and 117,819,400 shares issued and outstanding as of December 31, 2016 and June 30, 2017, respectively)	116	118
Additional paid-in capital	442,510	462,578
Accumulated deficit	(116,341)	(156,542)
Accumulated other comprehensive income	18,472	2,125
Total stockholders’ equity	344,757	308,279
Total liabilities and stockholders’ equity	$581,193	$554,317

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$85,349	$101,692	$167,196	$198,583
Cost of revenue	29,098	35,724	57,009	70,383
Gross profit	56,251	65,968	110,187	128,200
Operating expenses:
Marketing	17,205	27,521	33,052	50,975
Product development	11,840	21,754	24,070	39,870
General and administrative	22,537	28,411	41,613	51,174
Total operating expenses	51,582	77,686	98,735	142,019
Income (loss) from operations	4,669	(11,718)	11,452	(13,819)
Other (expense) income:
Interest expense and amortization of deferred financing costs	(1,803)	(2,696)	(2,341)	(5,287)
Interest and other income	470	543	911	982
Foreign exchange (loss) gain	(6,386)	16,103	1,734	18,883
Total other (expense) income	(7,719)	13,950	304	14,578
(Loss) income before income taxes	(3,050)	2,232	11,756	759
(Provision) benefit for income taxes	(4,261)	9,437	(17,875)	10,489
Net (loss) income	$(7,311)	$11,669	$(6,119)	$11,248
Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$0.10	$(0.05)	$0.10
Diluted	$(0.06)	$0.10	$(0.05)	$0.10
Weighted average common shares outstanding:
Basic	113,045,888	116,933,216	112,760,531	116,453,790
Diluted	113,045,888	120,723,938	112,760,531	120,424,631

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net (loss) income	$(7,311)	$11,669	$(6,119)	$11,248
Other comprehensive income (loss):
Cumulative translation adjustment	4,011	(13,381)	(3,428)	(16,336)
Unrealized gains (losses) on marketable securities, net of tax	16	11	108	(11)
Total other comprehensive income (loss)	4,027	(13,370)	(3,320)	(16,347)
Comprehensive loss	$(3,284)	$(1,701)	$(9,439)	$(5,099)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance as of December 31, 2016	115,973,039	$116	$442,510	$(116,341)	$18,472	$344,757
Stock-based compensation	—	—	11,117	—	—	11,117
Exercise of vested options	1,592,327	2	6,374	—	—	6,376
Vesting of restricted stock units, net of shares withheld	254,034	—	(2,029)	—	—	(2,029)
Stock-based compensation—acquisitions	—	—	1,683	—	—	1,683
Conversion of liability-classified restricted shares upon vesting	—	—	2,838	—	—	2,838
Cumulative effect adjustment	—	—	85	(51,449)	—	(51,364)
Other comprehensive loss	—	—	—	—	(16,347)	(16,347)
Net income	—	—	—	11,248	—	11,248
Balance as of June 30, 2017	117,819,400	$118	$462,578	$(156,542)	$2,125	$308,279

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities
Net (loss) income	$(6,119)	$11,248
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	6,033	10,592
Stock-based compensation expense—acquisitions	1,472	2,455
Depreciation and amortization expense	9,834	13,598
Bad debt expense	681	863
Foreign exchange gain	(1,734)	(18,883)
Amortization of debt issuance costs	91	110
Non-cash interest expense	1,287	4,368
Interest on marketable securities	(573)	302
Loss on disposal of assets	766	89
Amortization of deferred tax charge	9,267	—
Changes in operating assets and liabilities:
Accounts receivable	135	1,008
Funds receivable and seller accounts	(3,630)	(4,436)
Prepaid expenses and other current assets	453	(13,172)
Other assets	593	(54)
Accounts payable	(5,804)	(2,282)
Accrued and other current liabilities	1,288	3,928
Funds payable and amounts due to sellers	3,630	4,436
Deferred revenue	469	27
Other liabilities	1,442	1,251
Net cash provided by operating activities	19,581	15,448
Cash flows from investing activities
Purchases of property and equipment	(26,278)	(3,593)
Development of internal-use software	(5,611)	(6,604)
Purchases of marketable securities	(108,216)	(29,462)
Sales of marketable securities	19,799	69,290
Net cash (used in) provided by investing activities	(120,306)	29,631
Cash flows from financing activities
Repurchase of stock for tax on RSU vesting	(180)	(2,028)
Proceeds from exercise of stock options	2,894	6,376
Payments on capital lease obligations	(2,810)	(3,742)
Deferred payments on acquisition of business	(649)	—
Payments on facility financing obligation	—	(1,224)
Net cash used in financing activities	(745)	(618)
Effect of exchange rate changes on cash	(2,292)	832
Net (decrease) increase in cash and cash equivalents	(103,762)	45,293
Cash and cash equivalents at beginning of period	271,244	181,592
Cash and cash equivalents at end of period	$167,482	$226,885
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$2,074	$5,152
Stock-based compensation capitalized in development of capitalized software	$267	$525
Non-cash additions to development of internal-use software and property and equipment	$9,800	$176
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy is a global creative commerce platform. Etsy builds markets, services and economic opportunity for creative entrepreneurs. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees (formerly referred to as Direct Checkout fees), Promoted Listing fees and Shipping Label sales.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
For the six months ended June 30, 2016, the Company reclassified $0.5 million of excess tax benefits from exercise of stock options from cash used in financing activities to cash provided by operating activities to conform to the current year presentation upon adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2017, the consolidated statements of cash flows for the six months ended June 30, 2016 and 2017 and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2016 and 2017 and cash flows for the six months ended June 30, 2016 and 2017. The results from these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 (the “Annual Report”).
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases stock-based compensation and restructuring and other exit costs. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a preliminary assessment of its Markets and Seller Services revenue streams and, while the Company is still finalizing the identification of its performance obligations, it does not expect the adoption of this standard to have a material impact on its revenue recognition on an ongoing basis. The Company is also performing an assessment over data availability and the presentation that will be necessary to meet additional disclosure requirements pursuant to this guidance. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations related to this guidance being undertaken by the FASB, which may impact current conclusions.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating whether there are any additional impacts this guidance will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements, but does not expect it to have a significant impact on its consolidated financial statements because its balance of restricted cash does not change significantly from period to period.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions, the Company does not anticipate that this update will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company expects to adopt this guidance in the fourth quarter of 2017 and does not anticipate the update to have a material impact on its consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, to increase comparability and provide clarity on whether changes in the terms or conditions in a share-based payment award require a reporting entity to apply modification guidance per FASB Accounting Standards Codification Topic 718. The new guidance is to be applied on a prospective basis, is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of 2017. As a result of this updated guidance, the Company recorded $2.6 million and $2.9 million of excess tax benefits to income tax expense, rather than additional paid-in capital, in the three and six months ended June 30, 2017. On a prospective basis, the Company has updated its calculation of diluted earnings per share to exclude excess tax benefits previously included in the calculation of assumed proceeds under the treasury stock method. The Company has elected to apply the updated guidance on cash flow classification of excess tax benefits as operating activities using a retrospective approach for consistent year-over-year comparability. The Company has elected to recognize forfeitures as they occur on a modified retrospective basis and to adopt the amendments on statutory withholding requirements on a prospective basis, both of which have no material impact to the consolidated financial statements.
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
Note 2—Stock-based Compensation

The Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) in the three months ended June 30, 2017. As permitted by the 2015 Plan, the Board of Directors approved an increase of 5,798,651 shares to the total number of shares available for issuance under the 2015 Plan as of January 3, 2017. At June 30, 2017, 23,347,913 shares were authorized under the 2015 Plan, and 13,407,187 shares were available for future grant.
In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU 2016-09. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.

Etsy, Inc.
Notes to Consolidated Financial Statements

The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Volatility	44.3% - 44.6%	41.7% - 44.2%	44.2% - 44.6%	41.7% - 44.2%
Risk-free interest rate	1.2% - 1.5%	1.9% - 2.0%	1.2% - 1.9%	1.9% - 2.2%
Expected term (in years)	5.5 - 6.3	5.5 - 6.3	5.5 - 6.3	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company's options during the period presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,339,567	$7.89
Granted	5,473,601	10.77
Exercised	(1,592,327)	4.00
Forfeited/Canceled	(718,334)	10.80
Outstanding at June 30, 2017	12,502,507	9.47	6.60	$71,404
Total exercisable at June 30, 2017	6,069,330	7.87	3.59	45,027
The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the three and six months ended June 30, 2016 and 2017 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Weighted average grant date fair value of options granted	$4.09	$4.73	$3.78	$4.71
Intrinsic value of options exercised	3,722	11,135	6,110	12,866
Fair value of awards vested	2,873	6,695	6,209	10,485
The total unrecognized compensation expense at June 30, 2017 related to the Company's options was $29.6 million, which will be recognized over an estimated weighted-average amortization period of 3.44 years.
The following table summarizes the activity for the Company's unvested RSUs during the period presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,135,181	$10.70
Granted	1,775,586	11.14
Vested	(433,174)	9.39
Forfeited/Canceled	(473,653)	10.50
Unvested at June 30, 2017	4,003,940	11.06
The total unrecognized compensation expense at June 30, 2017 related to the Company's unvested RSUs was $38.8 million, which will be recognized over an estimated weighted-average amortization period of 3.03 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the consolidated statements of operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of revenue	$250	$398	$451	$762
Marketing	221	528	402	972
Product development	1,026	2,053	1,883	4,073
General and administrative	2,771	5,183	4,769	7,240
Total stock-based compensation expense	$4,268	$8,162	$7,505	$13,047
Total stock-based compensation expense in the three months ended June 30, 2016 and 2017 includes $0.8 million and $1.6 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the six months ended June 30, 2016 and 2017 includes $1.5 million and $2.5 million in acquisition-related stock-based compensation expense, respectively.
Total stock-based compensation expense in the three and six months ended June 30, 2017 includes $1.7 million of costs associated with the Actions (as defined below) approved by the Board of Directors during the second quarter of 2017 discussed in “Note 9—Restructuring and Other Exit Costs.”
Note 3—Income Taxes

The Company adopted the provisions of ASU 2016-09 and ASU 2016-16 as of the beginning of the current fiscal year. Please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for additional detail regarding the adoption of these accounting standards and their impact on the consolidated financial statements.
Included in the tax benefit for the three and six months ended June 30, 2017 is a discrete benefit of $3.0 million related to the costs discussed in “Note 9—Restructuring and Other Exit Costs.”
The amount of unrecognized tax benefits included in the consolidated balance sheets increased $0.3 million in the six months ended June 30, 2017, from $23.6 million at December 31, 2016 to $23.9 million at June 30, 2017. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $23.9 million at June 30, 2017.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2017 (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial Paper	$—	$2,997	$—	$2,997
Money market funds	98,161	—	—	98,161
U.S. Government bills	1,950	—	—	1,950
	100,111	2,997	—	103,108
Short-term investments:
Commercial paper	—	17,146	—	17,146
Corporate bonds	—	33,303	—	33,303
U.S. Government and agency bills	50,045	—	—	50,045
	50,045	50,449	—	100,494
	$150,156	$53,446	$—	$203,602
Liability
Post-combination compensation classified as liability	$—	$—	$2,067	$2,067
	$—	$—	$2,067	$2,067

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial Paper	$—	$32,570	$—	$32,570
Money market funds	88,819	—	—	88,819
U.S. Government and agency bills	20,177	—	—	20,177
	108,996	32,570	—	141,566
Short-term investments:
Commercial paper	—	9,764	—	9,764
Corporate bonds	—	17,335	—	17,335
U.S. Government and agency bills	33,254	—	—	33,254
	33,254	27,099	—	60,353
	$142,250	$59,669	$—	$201,919
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
Level 3 instruments include post-combination compensation classified as a liability in connection with the acquisition of ALM. The post-combination compensation was classified as a liability due to its affiliation with a related put option, which expired upon vesting of the underlying consideration in the second quarter of 2017, and its fair value was previously determined based on the fair value of the Company's common stock at the period-end reporting date, with adjustments included in general and administrative expenses.

Etsy, Inc.
Notes to Consolidated Financial Statements

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30, 2017
Balance at beginning of period	$2,067
Changes to liability-classified stock awards	771
Conversion of liability-classified restricted shares upon vesting	(2,838)
Balance at end of period	$—

Note 5—Marketable Securities
Short-term investments and certain cash equivalents consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2016
Cash equivalents:
Commercial paper	$2,997	$—	$—	$2,997
	2,997	—	—	2,997
Short-term investments:
Commercial paper	17,146	—	—	17,146
Corporate bonds	33,318	(16)	1	33,303
U.S. Government and agency bills	50,059	(15)	1	50,045
	100,523	(31)	2	100,494
	$103,520	$(31)	$2	$103,491
June 30, 2017
Cash equivalents:
Commercial paper	$32,570	$—	$—	$32,570
U.S. Government and agency bills	20,177	—	—	20,177
	52,747	—	—	52,747
Short-term investments:
Commercial paper	9,764	—	—	9,764
Corporate bonds	17,349	(14)	—	17,335
U.S. Government and agency bills	33,280	(26)	—	33,254
	60,393	(40)	—	60,353
	$113,140	$(40)	$—	$113,100
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Numerator:
Net (loss) income	$(7,311)	$11,669	$(6,119)	$11,248
Net income allocated to participating securities under the two-class method	—	(17)	—	(16)
Net (loss) income applicable to common stockholders—basic	(7,311)	11,652	(6,119)	11,232
Dilutive effect of net income allocated to participating securities under the two-class method	—	17	—	16
Change in fair value of liability classified restricted stock	—	832	—	771
Net (loss) income applicable to common stockholders—diluted	$(7,311)	$12,501	$(6,119)	$12,019

Denominator:
Weighted average common shares outstanding—basic (1)	113,045,888	116,933,216	112,760,531	116,453,790
Common equivalent shares from options to purchase common stock and restricted stock units	—	2,921,081	—	3,118,640
Dilutive effect of assumed conversion of restricted stock units	—	844,331	—	838,890
Dilutive effect of assumed conversion of restricted stock from acquisition	—	25,310	—	13,311
Weighted average common shares outstanding—diluted	113,045,888	120,723,938	112,760,531	120,424,631

Net (loss) income per share applicable to common stockholders—basic	$(0.06)	$0.10	$(0.05)	$0.10
Net (loss) income per share applicable to common stockholders—diluted	$(0.06)	$0.10	$(0.05)	$0.10

(1)	172,445 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three and six months ended June 30, 2017.
The following potential common shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Stock options	11,129,114	6,201,891	11,155,837	4,451,613
Restricted stock units	1,941,768	648,762	1,395,452	1,065,495
Warrants	36,590	—	67,261	—
Total anti-dilutive securities	13,107,472	6,850,653	12,618,550	5,517,108

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
United States	$64,773	$73,546	$127,814	$145,068
International	20,576	28,146	39,382	53,515
Revenue	$85,349	$101,692	$167,196	$198,583
No individual country’s revenue other than the United States exceeded 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
Note 8—Contingencies
Non-Income Tax Contingencies
The Company had reserves of $0.3 million and $0.4 million at December 31, 2016 and June 30, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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
On October 22, 2015, the court appointed a lead plaintiff and lead plaintiff’s counsel. On January 21, 2016, the lead plaintiff filed an amended class action complaint alleging false or misleading statements or omissions with respect to substantially the same topics as the original complaint. The amended complaint adds certain outside directors and underwriters as defendants, expands the purported class period to be April 16, 2015 to August 4, 2015, inclusive, and asserts violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On April 5, 2016, defendants moved to dismiss the amended complaint.  On March 24, 2017, the court entered a judgment dismissing the amended complaint in its entirety, with prejudice, based on an opinion filed March 16, 2017. On August 2, 2017, Plaintiffs appealed to the United States Court of Appeals for the Second Circuit.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
In addition, from time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s consolidated results of operations or cash flows in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
Note 9—Restructuring and Other Exit Costs
On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure through headcount reductions and a reduction in internal program expenses (the “May Actions”). On June 16, 2017, the Board of Directors approved additional initiatives that are designed to improve focus on key strategic growth opportunities (together with the May Actions, the “Actions”). The Actions included total headcount reductions of 245 positions or 23% of the total workforce as of December 31, 2016, closing A Little Market (“ALM”), a market in France, and closing or consolidating certain international offices.
In connection with the Actions, the Company expects to incur restructuring and other exit costs, comprised of employee severance, stock compensation modifications and other exit costs, of $12.3 million to $16.6 million, largely made up of cash expenditures. For the three months ended June 30, 2017, $11.3 million of these costs have been incurred, including $9.0 million of severance charges, $1.7 million of stock modification charges and $0.6 million of other exit costs. The remaining $1.0 million to $5.3 million of expected costs and all remaining cash payments are expected to be recognized over the remainder of 2017. The remaining range of expected costs relates primarily to uncertainty in the amount of exit costs that will be recognized in connection with the ultimate disposition of one of the Company's international offices.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table displays restructuring and other exit costs recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of June 30, 2017 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2016	$—	$—	$—	$—
Total restructuring and other exit costs	8,972	1,668	620	11,260
Costs charged against equity/assets	—	(1,668)	—	(1,668)
Cash payments	(2,110)	—	(278)	(2,388)
Balance, June 30, 2017	$6,862	$—	$342	$7,204
Total restructuring and other exit costs related to the Actions included in the consolidated statements of operations are as follows (in thousands):

Three and Six Months Ended
June 30, 2017
Cost of revenue	$694
Marketing	2,349
Product development	3,101
General and administrative	5,116
Total restructuring and other exit costs	$11,260

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
Overview
Business
Etsy builds markets, services and economic opportunity for creative entrepreneurs. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on. Our markets provide creative entrepreneurs with access to consumers around the world. Our six key geographic markets are the United States, Canada, United Kingdom, France, Germany and Australia. Our top six purchase categories based on GMS are (from largest to smallest): clothing and accessories, home and living, jewelry, craft supplies, art and collectibles, and paper and party supplies. Each of our top three categories accounted for over $500 million in GMS over the last 12 months.
Our top priority is to grow our core Etsy.com market, especially within our six key geographic markets. We are focused on winning the purchase occasions that center around celebrations, gifting and style. We want to empower our passionate community of 1.8 million Etsy sellers to compete and win against mass retailers through four key initiatives:

•	Improving trust and reliability on Etsy.com. We want to ensure that the Etsy brand delivers trust and reliability throughout the buying experience.

•	Enhancing search and discovery. Helping buyers better navigate the 45 million items on Etsy.com is a key area of focus.

•	Building world-class marketing capabilities. We are focused on Search Engine Optimization, digital acquisition marketing and email to increase traffic to Etsy.com.

•	Providing best-in-class seller tools and services. We plan to continue to invest in tools and Seller Services that enable Etsy sellers to start, manage and scale their businesses.
Our revenue is diversified, generated from a mix of market activities and Seller Services. Markets revenue is primarily made up of the 3.5% transaction fee that an Etsy seller pays for each completed transaction on Etsy.com and the $0.20 listing fee the seller pays for each item listed on Etsy.com. Seller Services revenue includes the fees Etsy sellers pay us for services, which include Etsy Payments (formerly called Direct Checkout), our payment processing service; Promoted Listings, our ad service for prominent placement in on-site search results; Shipping Labels, which allow Etsy sellers to purchase shipping labels through our platform; and Pattern by Etsy, launched in April 2016, which enables sellers to easily create their own custom website. Other revenue typically includes revenue generated from commercial partnerships.
Quarter Highlights
As of June 30, 2017, our platform, which includes our markets, our services and our technology, connected 1.8 million active Etsy sellers and 30.6 million active Etsy buyers, in nearly every country in the world. In the three and six months ended June 30, 2017, Etsy sellers generated GMS of $748.0 million and $1.5 billion, respectively, of which approximately 51% in each period came from purchases made on mobile devices. We are a global company and 32% of our GMS in the three and six months ended June 30, 2017 came from transactions where either an Etsy seller or an Etsy buyer were located outside of the United States.
In May 2017, we made key changes in management, appointing a new Chief Executive Officer, Josh Silverman, and a new Chief Financial Officer, Rachel Glaser. In July 2017, we appointed Mike Fisher as our new Chief Technology Officer.

We are focused on creating a more agile organization. On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure through headcount reductions and a reduction in third party and internal program expenses (the “May Actions”). On June 16, 2017, the Board of Directors approved additional initiatives that are designed to improve focus on key strategic growth opportunities (together with the May Actions, the “Actions”). We believe our newly streamlined organizational structure will allow us to execute faster on our key initiatives, and in recent months, we have increased the pace of experiments. The Actions included:

•	Headcount reductions. Since May 2017, we have reduced our headcount by approximately 245 positions, or approximately 23% of our total headcount at the end of 2016.

•
Streamlining international operations. We plan to close ALM at the end of September 2017 in order to focus on one core Etsy market in France. We are also closing our office in Melbourne, Australia and have reduced the marketing staff footprint in our key international markets. We remain committed to driving growth in our key international markets and plan to leverage our centralized product development and marketing initiatives resources to support our efforts in our key international markets.

•
Driving meaningful annualized cost savings. As a result of the Actions, we have identified approximately $20 million in 2017 expense reductions, which are expected to result in approximately $35 million in annualized cost savings. These savings will be realized through a combination of headcount reductions, reduced third-party expenses and programming costs.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, people and technology investments) and assess the performance of our business. The unaudited key operating and financial metrics we use are:

	Three Months Ended June 30,		% Growth Y/Y		Six Months Ended June 30,		% Growth Y/Y
	2016	2017			2016	2017

	(in thousands, except percentages)
GMS	$669,704	$748,029	11.7%		$1,298,871	$1,467,066	12.9%
Revenue	$85,349	$101,692	19.1%		$167,196	$198,583	18.8%
Markets revenue	$37,405	$42,069	12.5%		$73,135	$82,828	13.3%
Seller Services revenue	$47,069	$58,816	25.0%		$90,602	$112,763	24.5%
Net (loss) income	$(7,311)	$11,669	(259.6)%		$(6,119)	$11,248	(283.8)%
Adjusted EBITDA	$14,040	$12,696	(9.6)%		$28,791	$22,418	(22.1)%

Active sellers	1,654	1,834	10.9%		1,654	1,834	10.9%
Active buyers	26,104	30,584	17.2%		26,104	30,584	17.2%
Percent mobile visits	64%	65%	100	bps	63%	66%	300	bps
Percent mobile GMS	47%	51%	400	bps	47%	51%	400	bps
Percent international GMS	31%	32%	100	bps	31%	32%	100	bps
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our markets within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by Etsy. GMS is largely driven by transactions in our Markets and is not directly impacted by Seller Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our markets, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, the health of our ecosystem and the scale and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); and restructuring and other exit costs. See “Non-GAAP Financial Measures” for information regarding our use of

Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP.
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
Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes ALM and Etsy Wholesale as well as orders initiated on mobile devices but ultimately completed on a desktop. When calculating percent mobile GMS, we do not take into account refunds associated with canceled transactions. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
International GMS
International GMS is GMS from transactions where either the billing address for the Etsy seller or the shipping address for the Etsy buyer at the time of sale is outside of the United States. When calculating percent international GMS, we do not take into account refunds associated with canceled transactions. We believe that international GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results. We have included in “Comparison of Three Months Ended June 30, 2016 and 2017” below non-GAAP cost of revenue, marketing expenses, product development expenses and general and administrative expenses, each excluding restructuring and other exit costs. See “Non-GAAP Financial Measures” for a reconciliation of these measures to cost of revenue, marketing expenses, product development expenses and general and administrative expenses, respectively, the most directly comparable financial measures calculated in accordance with GAAP. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Revenue:
Markets	$37,405	$42,069	$73,135	$82,828
Seller Services	47,069	58,816	90,602	112,763
Other	875	807	3,459	2,992
Total revenue	85,349	101,692	167,196	198,583
Cost of revenue	29,098	35,724	57,009	70,383
Gross profit	56,251	65,968	110,187	128,200
Operating expenses:
Marketing	17,205	27,521	33,052	50,975
Product development	11,840	21,754	24,070	39,870
General and administrative	22,537	28,411	41,613	51,174
Total operating expenses	51,582	77,686	98,735	142,019
Income (loss) from operations	4,669	(11,718)	11,452	(13,819)
Other (expense) income, net	(7,719)	13,950	304	14,578
(Loss) income before income taxes	(3,050)	2,232	11,756	759
(Provision) benefit for income taxes	(4,261)	9,437	(17,875)	10,489
Net (loss) income	$(7,311)	$11,669	$(6,119)	$11,248

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue:
Markets	43.8%	41.4%	43.7%	41.7%
Seller Services	55.1	57.8	54.2	56.8
Other	1.0	0.8	2.1	1.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	34.1	35.1	34.1	35.4
Gross profit	65.9	64.9	65.9	64.6
Operating expenses:
Marketing	20.2	27.1	19.8	25.7
Product development	13.9	21.4	14.4	20.1
General and administrative	26.4	27.9	24.9	25.8
Total operating expenses	60.4	76.4	59.1	71.5
Income (loss) from operations	5.5	(11.5)	6.8	(7.0)
Other (expense) income, net	(9.0)	13.7	0.2	7.3
(Loss) income before income taxes	(3.6)	2.2	7.0	0.4
(Provision) benefit for income taxes	(5.0)	9.3	(10.7)	5.3
Net (loss) income	(8.6)%	11.5%	(3.7)%	5.7%

Comparison of Three Months Ended June 30, 2016 and 2017
Revenue

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Revenue:
Markets	$37,405	$42,069	$4,664	12.5%
Percentage of total revenue	43.8%	41.4%
Seller Services	$47,069	$58,816	$11,747	25.0%
Percentage of total revenue	55.1%	57.8%
Other	$875	$807	$(68)	(7.8)%
Percentage of total revenue	1.0%	0.8%
Total revenue	$85,349	$101,692	$16,343	19.1%
GMS increased $78.3 million, or 11.7%, to $748.0 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth in the second quarter of 2017 would have been 12.6%, or approximately one percentage point higher than reported growth. Supporting this growth in GMS, active sellers increased 10.9% to 1.8 million and active buyers increased 17.2% to 30.6 million at June 30, 2017 compared to June 30, 2016. We expect GMS growth deceleration to stabilize in the second half of 2017, with third quarter GMS growth higher than second quarter GMS growth.
During the three months ended June 30, 2017, percent mobile visits increased as a percentage of total visits to approximately 65% up from approximately 64% for the three months ended June 30, 2016, and mobile GMS increased as a percentage of total GMS to approximately 51%, up from approximately 47% for the three months ended June 30, 2016. These increases were a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile web continued to be the largest contributor to both overall visits and mobile GMS. Mobile GMS growth during the second quarter of 2017 was approximately 20%, with mobile web and mobile app GMS each continuing to grow significantly faster than desktop GMS during the period. Mobile web and mobile Buy on Etsy app conversion rates increased but desktop conversion rates decreased and, as a result, our aggregate conversion rate declined slightly in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect conversion rates to increase across both mobile and desktop in the second half of 2017.
For the three months ended June 30, 2017, international GMS increased as a percentage of total GMS to approximately 32%, from approximately 31% for the three months ended June 30, 2016. During the three months ended June 30, 2017, the growth in percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between buyers and sellers outside of the United States, both in the same country and cross-border. GMS growth between international buyers and sellers in the same country remained the fastest growing category of international GMS, up approximately 39% year-over-year during the second quarter. International GMS was up approximately 18% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, growing faster than overall GMS. We believe the growth in this category demonstrates the progress we are making on our strategy to build and deepen local Etsy communities in our key international markets.
Revenue increased $16.3 million, or 19.1%, to $101.7 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, of which 41.4% of the total consisted of Markets revenue and 57.8% consisted of Seller Services revenue. We continue to expect revenue growth to outpace GMS and operating expense growth for the remainder of 2017 and to accelerate compared to the first half of 2017.
Markets revenue increased $4.7 million, or 12.5%, to $42.1 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This growth corresponded with a 11.7% increase in GMS to a total of $748.0 million for the three months ended June 30, 2017. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $11.7 million, or 25.0%, to $58.8 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 85% in the second quarter, up from 76% in the second quarter of 2016, primarily due to the transition of all sellers in eligible countries to the platform. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Pattern and Shipping Labels. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Pattern revenue reflects increased subscriptions since its launch in April 2016. The increase in Shipping Label revenue reflects a combination of an increase in label volume and, to a lesser extent, an increase in average margin per label. Growth in Seller Services revenue continued to outpace growth in Markets revenue in the second quarter of 2017. We expect continued Seller Services revenue growth during the second half of the year and we expect Seller Services revenue to grow at a faster rate than GMS and Markets revenue, primarily driven by Promoted Listings and Etsy Payments.
Other revenue remained relatively flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Cost of Revenue

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Cost of revenue	$29,098	$35,724	$6,626	22.8%
Percentage of total revenue	34.1%	35.1%
Cost of revenue increased $6.6 million, or 22.8%, to $35.7 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs, including $0.7 million of restructuring and other exit costs associated with the Actions. Excluding the impact of restructuring and other exit costs, non-GAAP cost of revenue increased $5.9 million, or 20.4% to $35.0 million, representing 34.4% of total revenue. Cost of revenue increased as a percentage of revenue largely due to increased employee-related costs and professional services.
Operating Expenses
We had 877 total employees on July 26, 2017, which reflects the majority of the headcount reductions resulting from the Actions, compared with 1,062 total employees on March 31, 2017.
Marketing

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Marketing	$17,205	$27,521	$10,316	60.0%
Percentage of total revenue	20.2%	27.1%
Marketing expenses increased $10.3 million, or 60.0%, to $27.5 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily as a result of increased spend on digital marketing related to buyer acquisition and an increase in employee-related expenses for our marketing team, including $2.3 million of restructuring and other exit costs associated with the Actions. Excluding the impact of restructuring and other exit costs, non-GAAP marketing expenses increased $8.0 million, or 46.3% to $25.2 million, representing 24.8% of total revenue. During the second quarter, we decided to pause our investment in brand marketing for the remainder of 2017 and a portion of the spend earmarked for brand was re-allocated to digital acquisition marketing.

Product development

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Product development	$11,840	$21,754	$9,914	83.7%
Percentage of total revenue	13.9%	21.4%
Product development expenses increased $9.9 million, or 83.7%, to $21.8 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily as a result of an increase in employee-related expenses for our product and engineering teams, including $3.1 million of restructuring and other exit costs associated with the Actions, and additional expenses resulting from the acquisition of Blackbird Technologies, Inc. (“Blackbird”) in September 2016.We expect to incur additional product development expenses through the third quarter of 2017 as compared to 2016 as a result of expenses related to the acquisition of Blackbird. Excluding the impact of restructuring and other exit costs, non-GAAP product development expenses increased $6.8 million, or 57.5% to $18.7 million, representing 18.3% of total revenue.
General and administrative

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
General and administrative	$22,537	$28,411	$5,874	26.1%
Percentage of total revenue	26.4%	27.9%
General and administrative expenses increased $5.9 million, or 26.1%, to $28.4 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily driven by an increase in employee-related expenses, including $5.1 million of restructuring and other exit costs associated with the Actions. Excluding the impact of restructuring and other exit costs, non-GAAP general and administrative expenses increased $0.8 million, or 3.4%, to $23.3 million, representing 22.9% of total revenue.
Other (Expense) Income, net

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Other (expense) income, net	$(7,719)	$13,950	$21,669	(280.7)%
Percentage of total revenue	(9.0)%	13.7%
Other income, net was $14.0 million in the three months ended June 30, 2017 mainly due to a foreign currency gain related to our intercompany debt resulting from the significant change in exchange rates during the period, partially offset by interest expense associated with the build-to-suit lease accounting related to our corporate headquarters. Other expense, net was $7.7 million in the three months ended June 30, 2016 mainly due to a foreign currency loss on our intercompany debt and interest expense on our corporate headquarters lease.

(Provision) Benefit for Income Taxes

	Three Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(4,261)	$9,437	$13,698	(321.5)%
Percentage of total revenue	(5.0)%	9.3%
Our income tax benefit and provision for the three months ended June 30, 2017 and 2016 was $9.4 million and $4.3 million, respectively. Our tax rate is affected by recurring items, and discrete items that may differ between and among periods.
The primary drivers of our income tax benefit for the three months ended June 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate, a discrete tax benefit for stock based compensation of $3.0 million, and a discrete tax benefit related to restructuring and exit costs of $3.0 million. The primary driver of our income tax provision for the three months ended June 30, 2016 was an increase in our forecasted pretax income.
Comparison of Six Months Ended June 30, 2016 and 2017
Revenue

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Revenue:
Markets	$73,135	$82,828	$9,693	13.3%
Percentage of total revenue	43.7%	41.7%
Seller Services	$90,602	$112,763	$22,161	24.5%
Percentage of total revenue	54.2%	56.8%
Other	$3,459	$2,992	$(467)	(13.5)%
Percentage of total revenue	2.1%	1.5%
Total revenue	$167,196	$198,583	$31,387	18.8%
GMS increased $168.2 million, or 12.9%, to $1.5 billion in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth in the six months ended June 30, 2017 would have been 13.9%, or approximately one percentage point higher than reported growth. Supporting this growth in GMS, active sellers increased 10.9% to 1.8 million and active buyers increased 17.2% to 30.6 million at June 30, 2017 compared to June 30, 2016.
During the six months ended June 30, 2017, percent mobile visits increased as a percentage of total visits to approximately 66% up from approximately 63% for the six months ended June 30, 2016, and mobile GMS increased as a percentage of total GMS to approximately 51%, up from approximately 47% for the six months ended June 30, 2016. These increases were a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile web continued to be the largest contributor to both overall visits and mobile GMS. Mobile GMS growth during the six months ended June 30, 2017 was approximately 21%, with mobile web and mobile app GMS each continuing to grow faster than desktop GMS during the period.
For the six months ended June 30, 2017, international GMS increased as a percentage of total GMS to approximately 32%, from approximately 31% for the six months ended June 30, 2016. During the six months ended June 30, 2017, the growth in percent international GMS was largely driven by continued GMS growth between U.S. buyers and international sellers, and buyers and sellers outside of the U.S., both in the same country and cross-border. GMS growth between international buyers and sellers in the same country remained the fastest growing category of international GMS, up approximately 42% year-over-year during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. International GMS was up approximately 19% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, growing faster than overall GMS.

Revenue increased $31.4 million, or 18.8%, to $198.6 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, of which 41.7% consisted of Markets revenue and 56.8% consisted of Seller Services revenue.
Markets revenue increased $9.7 million, or 13.3%, to $82.8 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This growth corresponded with a 12.9% increase in GMS to a total of $1.5 billion for the six months ended June 30, 2017. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $22.2 million, or 24.5%, to $112.8 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, largely driven by overall GMS growth trends and increased seller adoption. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Pattern and Shipping Labels. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. Pattern revenue was mostly incremental during the six months ended June 30, 2017 due to its launch in April 2016, with the first paid subscriptions beginning in May 2016. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label.
Other revenue decreased $0.5 million, or 13.5%, to $3.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, $1.3 million of revenue was recognized in connection with our partnership with Google for our Google Shopping offering for Etsy sellers. During the six months ended June 30, 2016, $1.7 million of revenue was recognized from accumulated unused gift card funds received from our third-party service provider, representing the three-year cumulative value of gift cards that the third-party service provider concluded were not likely to be redeemed. Remaining items in Other revenue remained relatively flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of Revenue

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Cost of revenue	$57,009	$70,383	$13,374	23.5%
Percentage of total revenue	34.1%	35.4%
Cost of revenue increased $13.4 million, or 23.5%, to $70.4 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue increased as a percentage of revenue largely due to the increase in employee-related costs and, to a lesser extent, additional costs to support the increased Etsy Payments revenue and higher professional services expenses. Restructuring and other exit costs of $0.7 million associated with the Actions were included in cost of revenue for the six months ended June 30, 2017, but did not have a significant impact on the period-over-period comparison.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Marketing	$33,052	$50,975	$17,923	54.2%
Percentage of total revenue	19.8%	25.7%
Marketing expenses increased $17.9 million, or 54.2%, to $51.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of increased spend on digital marketing related to buyer acquisition and brand marketing campaigns, and an increase in employee-related expenses for our marketing team, including $2.3 million of restructuring and other exit costs associated with the Actions.
Product development

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Product development	$24,070	$39,870	$15,800	65.6%
Percentage of total revenue	14.4%	20.1%
Product development expenses increased $15.8 million, or 65.6%, to $39.9 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of an increase in employee-related expenses in our product and engineering teams, including additional expenses resulting from the acquisition of Blackbird in September 2016 and $3.1 million of restructuring and other exit costs associated with the Actions. We expect to incur additional product development expenses through the third quarter of 2017 as compared to 2016 as a result of expenses related to the acquisition of Blackbird in the third quarter of 2016.
General and administrative

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
General and administrative	$41,613	$51,174	$9,561	23.0%
Percentage of total revenue	24.9%	25.8%
General and administrative expenses increased $9.6 million, or 23.0%, to $51.2 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by an increase in employee-related costs including $5.1 million of restructuring and other exit costs associated with the Actions.

Other Income, net

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Other income, net	$304	$14,578	$14,274	4,695.4%
Percentage of total revenue	0.2%	7.3%
Other income, net was $14.6 million in the six months ended June 30, 2017 mainly due to a foreign currency gain on our intercompany debt based on the significant change in exchange rates during the period, partially offset by interest expense associated with the build-to-suit lease accounting related to our corporate headquarters. Other income, net was $0.3 million in the six months ended June 30, 2016 mainly due to a foreign currency gain on our intercompany debt offset by interest expense on our corporate headquarters lease.
(Provision) Benefit for Income Taxes

	Six Months Ended June 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(17,875)	$10,489	$28,364	(158.7)%
Percentage of total revenue	(10.7)%	5.3%
Our income tax benefit and provision for the six months ended June 30, 2017 and 2016 was $10.5 million and $17.9 million, respectively. Our tax rate is affected by recurring items and discrete items that may differ between and among periods.
The primary drivers of our income tax benefit for the six months ended June 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate, a discrete tax benefit for stock based compensation of $3.2 million, and a discrete tax benefit related to restructuring and exit costs of $3.0 million. The primary driver of our income tax provision for the six months ended June 30, 2016 was the tax expense related to our updated corporate structure of $9.3 million.
Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain) and restructuring and other exit costs. Below is a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);

•	Adjusted EBITDA does not consider the impact of restructuring and other exit costs;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net (loss) income and our other GAAP results.

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Net (loss) income	$(7,311)	$11,669	$(6,119)	$11,248
Excluding:
Interest and other non-operating expense, net (1)	1,333	2,153	1,430	4,305
Provision (benefit) for income taxes	4,261	(9,437)	17,875	(10,489)
Depreciation and amortization (1)	5,103	6,660	9,834	13,598
Stock-based compensation expense (2)	3,452	4,881	6,033	8,924
Stock-based compensation expense—acquisitions	816	1,613	1,472	2,455
Foreign exchange loss (gain)	6,386	(16,103)	(1,734)	(18,883)
Restructuring and other exit costs (3)	—	11,260	—	11,260
Adjusted EBITDA	$14,040	$12,696	$28,791	$22,418

(1)
Included in interest and depreciation expense amounts above, interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016, in the three and six months ended June 30, 2016 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Interest expense	$1,287	$2,223	$1,287	$4,368
Depreciation	546	819	546	1,638

(2)
$1.7 million of restructuring-related stock-based compensation expense has been excluded from the three and six months ended June 30, 2017 and is included in total restructuring and other exit costs below. See note (3).

(3)	Total restructuring and other exit costs included in the consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Cost of revenue	$—	$694	$—	$694
Marketing	—	2,349	—	2,349
Product development	—	3,101	—	3,101
General and administrative	—	5,116	—	5,116
Total restructuring and other exit costs	$—	$11,260	$—	$11,260

Statement of Operations Line Items Excluding Restructuring and Other Exit Costs
In this Quarterly Report, we discuss certain financial statement line items excluding restructuring and other exit costs, each a non-GAAP financial measure that represents the income statement line item adjusted to exclude restructuring and other exit costs incurred in the second quarter of 2017.
We have included these financial statement line items excluding restructuring and other exit costs because the Actions were unusual and do not necessarily reflect the ongoing trends in these financial statement line items. We believe that these non-GAAP measures can provide a useful measure for period-to-period comparisons of our business as it removes the impact of the Actions.
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	many of these costs were or will be settled in cash;

•	there is no certainty that restructuring and other exit costs will not recur;

•	other companies, including companies in our industry, may adjust for similar items in a different manner, or may not exclude such charges, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider these non-GAAP measures alongside other financial performance measures, including the GAAP financial statement line items.
The following table reflects the reconciliation of each affected GAAP line item of the consolidated statement of operations to the non-GAAP line item excluding restructuring and other exit costs for each of the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Restructuring and Other Exit Costs	Excluding Restructuring and Other Exit Costs	As Reported	Restructuring and Other Exit Costs	Excluding Restructuring and Other Exit Costs

	(in thousands)
Revenue	$101,692	$—	$101,692	$198,583	$—	$198,583
Cost of revenue	35,724	694	35,030	70,383	694	69,689
Gross profit	65,968	694	66,662	128,200	694	128,894
Operating expenses:
Marketing	27,521	2,349	25,172	50,975	2,349	48,626
Product development	21,754	3,101	18,653	39,870	3,101	36,769
General and administrative	28,411	5,116	23,295	51,174	5,116	46,058
Total operating expenses	77,686	10,566	67,120	142,019	10,566	131,453
Loss from operations	$(11,718)	$11,260	$(458)	$(13,819)	$11,260	$(2,559)
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and net working capital:

As of June 30, 2017
(in thousands)
Cash and cash equivalents	$226,885
Short-term investments	60,353
Accounts receivable, net	24,990
Net working capital	287,904
As of June 30, 2017, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future capital investments and working capital purposes.
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
The majority of our cash and cash equivalents and short-term investments are held in the U.S. We fund our international operations, to the extent needed, from our funds held in the U.S. on an as-needed basis.
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders, (“Credit Agreement”). In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 7—Debt” in our Annual Report on Form 10-K.
As of August 7, 2017, no amounts have been drawn under the credit facility.
Historical Cash Flows

	Six Months Ended June 30,
	2016	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$19,581	$15,448
Investing activities	(120,306)	29,631
Financing activities	(745)	(618)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform. Net cash provided by operating activities in each period presented has been influenced by changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities.
Net cash provided by operating activities was $15.4 million in the six months ended June 30, 2017, as a result of the net income of $11.2 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange gain and other non-cash charges of $13.5 million and changes in our operating assets and liabilities that used $9.3 million in cash.
Net cash provided by operating activities was $19.6 million in the six months ended June 30, 2016, as a result of the net loss of $6.1 million, depreciation and amortization expense, stock-based compensation expense, amortization of deferred tax charge and other non-cash charges of $27.1 million and changes in our operating assets and liabilities that used $1.4 million in cash.
The decrease in cash flows from operating activities is primarily a result of $2.4 million of restructuring and other exit costs paid out in the second quarter of 2017.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities and capital expenditures, including purchases of property and equipment and investments in website development and internal-use software to support our overall business growth. Investments in website development and internal-use software and purchases of property and equipment may vary from period to period due to timing of the expansion of our operations and the timing of related payments.
Net cash provided by investing activities was $29.6 million in the six months ended June 30, 2017. This was primarily attributable to net sales of marketable securities of $39.8 million, mainly due to increased investments in instruments with shorter-term maturities, classified as cash equivalents, in the second quarter of 2017 as we continued to monitor interest rate changes. This increase was offset by $10.2 million in capital expenditures, including $6.6 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform, and $3.6 million for purchases of property and equipment.
Net cash used in investing activities was $120.3 million in the six months ended June 30, 2016. This was primarily attributable to net purchases of marketable securities of $88.4 million, as we made a significant investment of our excess working capital into short-term marketable securities in the first quarter of 2016 with the implementation of our investment strategy, and $31.9 million in capital expenditures, including $26.3 million for purchases of property and equipment, largely related to the build-out of our Brooklyn headquarters, and $5.6 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include financing of capitalized leases for computer equipment, proceeds from exercise of stock options and shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Net cash used in financing activities was $0.6 million in the six months ended June 30, 2017. This was primarily attributable to payments on capital lease obligations of $3.7 million, stock repurchases of vested RSUs withheld to satisfy tax obligations of $2.0 million and payments on facility financing obligations of $1.2 million, related to the built-to-suit accounting treatment of our Brooklyn headquarters lease, partially offset by proceeds from the exercise of stock options of $6.3 million.
Net cash used in financing activities was $0.7 million in the six months ended June 30, 2016. This was primarily attributable to payments on capital lease obligations of $2.8 million, a deferred payment related to ALM of $0.6 million and stock repurchase of $0.2 million, offset by proceeds from the exercise of stock options of $2.9 million.
Off Balance Sheet Arrangements
As of June 30, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
In January 2017, we entered into a three-year contractual commitment to integrate and utilize cross-channel marketing software with an aggregate future payment of $6.3 million. As of June 30, 2017, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $23.6 million and $23.9 million at December 31, 2016 and June 30, 2017, respectively. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation and restructuring and other exit costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017, compared to those discussed in the Annual Report, except as described below.
Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $49.1 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
We have a history of operating losses and we may not maintain profitability in the future.
We generated net income of $11.2 million for the six months ended June 30, 2017 and incurred net losses of $29.9 million, $54.1 million, $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $156.5 million. Our net income in the six months ended June 30, 2017 was principally due to a foreign currency gain on our intercompany debt resulting from the significant change in exchange rates during the period. We may not have the benefit of such gains in future periods. We may not achieve or maintain profitability in the future. Our operating expenses may increase if we increase our marketing efforts, expand our operations, hire additional employees and continue to invest in the development of our platform, including our Seller Services and tools and technological enhancements. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

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
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Seller Services;

•	the amount and timing of our operating expenses and the success of any cost-reduction activities;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of new services and features we introduce;

•	the impact of our investment in marketing;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our markets, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	any failure or delay in transitioning our new management team and any future management team changes;

•	the impact of the Actions that we implemented during the second quarter of 2017; and

•	the impact of our revised global corporate structure that was implemented on January 1, 2015.
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
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active sellers and active buyers. For example, our revenue is driven by the number of active sellers, seller engagement, the number of active buyers, buyer engagement and our ability to maintain trusted markets. We must continue to encourage Etsy sellers to list items for sale and use our Seller Services. We must also encourage Etsy buyers to return and purchase items in our markets more frequently, and we are focused on winning the purchase occasions that center around celebrations, gifting and style.
We want to create the best shopping experience for Etsy buyers and are focused on making enhancements to drive more shopping on Etsy.com from new and existing buyers. We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, they may stop listing items in our markets and using our Seller Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional marketing expense.
Even if we are able to attract new Etsy sellers and Etsy buyers to replace the ones that we lose, they may not maintain the same level of activity, and the revenue generated from new Etsy sellers and Etsy buyers may not be as high as the revenue generated from the ones who leave our markets. If we are unable to retain existing Etsy sellers and Etsy buyers and attract new Etsy sellers and Etsy buyers who contribute to an active community, our growth prospects would be harmed and our business could be adversely affected.
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
We have built trusted markets that embody our values-based culture and continue to focus on ensuring that we deliver trust and reliability throughout the buyer experience on Etsy.com. Our reputation depends upon our Etsy sellers, their unique offerings and their adherence to our policies. We establish trust in our markets in a variety of ways. For example, our policies are designed to encourage transparency and clearly outline the rights and responsibilities of Etsy sellers, Etsy buyers, Etsy Wholesale partners and production partners participating on our platform. We strive to give the Etsy buyer comfort that she is purchasing unique goods from small businesses that adhere to certain principles. Our Integrity team uses a combination of machine learning, automated systems and community-generated flags to review items and shops that may violate our policies. We also have sophisticated tools to detect fraud and we strive to prohibit bad actors from using our platform.

Our transparency with our community helps to support the trustworthiness of our markets. For example, we publish an annual Progress Report that details our progress toward our ideals and shares our goals for the years to come and we also release an annual Transparency Report, which, among other things, describes the steps we take when items that do not meet our guidelines are listed on our platform, or when listed items are alleged to infringe third party rights.
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

•
disruptions or defects in our markets, such as the increased pace of product experimentation, privacy or data security breaches, site outages, or other incidents that impact the reliability of our platform;

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
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands. In particular, two of our key initiatives include enhancing our search and discovery functionality and providing best-in-class seller tools and services. We enhance our Seller Services and the buying experience on a regular basis. We also regularly launch new products, features and services and, since May 2017, have significantly increased the pace of product experiments. For example, in 2016, we launched a new Seller Service, Pattern, which enables Etsy sellers to create their own custom website. We have also introduced a number of tools, such as Google Shopping, which allows sellers to reach audiences off of Etsy by advertising their listings in Google search results. In June 2017, we added a 'recently viewed reel' at the bottom of the search results page that lets buyers more easily relocate items they have browsed and launched updates to Pattern that allow Etsy sellers to include non-Etsy merchandise on their Etsy-powered custom websites. Our effectiveness in enhancing our current offerings and introducing new offerings may impact our revenue growth and our operating results.
Etsy sellers and Etsy buyers may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs. Additionally, as we experiment with new offerings or changes to our platform, Etsy sellers and Etsy buyers may find these changes to be unfamiliar and disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity or our failure to market them effectively.
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
Maintaining and promoting awareness of our markets and broader platform is important to our ability to attract and retain Etsy sellers and Etsy buyers. We believe that much of the historical growth in the number of active sellers and active buyers has originated from word-of-mouth referrals and other organic means, as our historical marketing efforts and expenditures have been relatively limited, although increasing in recent years. One of our key initiatives is to build outstanding marketing capabilities to amplify the voice and relevance of our sellers, and to get buyers to purchase more often. Our marketing initiatives may become increasingly expensive as we continue to invest in marketing efforts and as competition increases, and generating a meaningful return on those initiatives may be difficult.
The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our markets and, therefore, reduce the number of visits to our markets. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. We are in the midst of a migration to a new CRM system that we believe will enable more personalized, dynamic and timely email communications and push notifications. If the CRM migration fails to achieve the expected results our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our markets. As online commerce and social networking evolve, we must continue to evolve our marketing tactics accordingly.
Our ability to recruit and retain employees is important to our success.
We strive to attract, retain and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission. We cannot guarantee we will continue to attract and retain the employees we need to maintain our competitive position.
Some of the challenges we face in attracting and retaining employees include:

•	negative perceptions based on recent headcount reductions or changes in senior management;

•	perceived uncertainties as to our future direction in relation to the actions of activist stockholders;

•	preserving our company culture;

•	continuing to attract and retain qualified employees who share our values;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally;

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values; and

•	integrating new personnel and businesses from acquisitions.

Our ability to attract, retain and motivate employees, including our management team, is important to our success. In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, or unsuccessful succession planning in the future, could adversely affect our business. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
In the second quarter of 2017, we effected headcount reductions globally and have also experienced increased voluntary attrition. These changes, together with recent senior management changes, could adversely impact employee morale, lead to additional voluntary attrition and increased difficulty in recruiting qualified employees. If we are unable to retain and attract qualified employees, particularly in critical areas of operations such as engineering, then our business and operations could be harmed.
Filling engineering, product management and other technical positions in the New York City area is particularly challenging, especially as we transition our new Chief Technology Officer and in light of our distinctive technology philosophy and engineering culture. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.

We have experienced a number of changes to our senior management team. If we are unable to effectively transition and integrate our new executive officers and implement our business strategy, our business and financial results could be adversely impacted.
Our Chief Executive Officer and Chief Financial Officer joined Etsy in May 2017 and, in July 2017, we hired a new Chief Technology Officer. In light of these and other changes, several members of our senior management team are new to Etsy and continuing to learn about our business. The execution of our business strategy and our financial performance will continue to depend in significant part on our senior management team and key team leaders. If there is any failure or delay in transitioning or integrating our new management team or if they are unable to execute our strategy and four key initiatives, then our business and financial results could be adversely impacted.

We may not achieve the intended results of our recently announced plans to increase efficiency, streamline our cost structure and improve focus on key strategic growth opportunities.
During the second quarter of 2017, we commenced the Actions to increase efficiency, streamline our cost structure and improve focus on key strategic growth opportunities, through a combination of headcount reductions and reductions in internal program expenses and other actions. We expect the Actions to result in restructuring and other exit costs of $12.3 million to $16.6 million and $35 million in annualized cost savings, however, these estimated costs and benefits may vary materially based on various factors, including the timing of our execution of the Actions, potential employment or other claims and litigation, and changes in management’s assumptions and projections. Further, the Actions may make it more difficult for us to execute on our strategy and four key initiatives in a timely manner or at all. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in higher costs than we anticipate or our not realizing all, or any, of the anticipated benefits of these Actions.

Our business could be negatively affected as a result of actions of activist stockholders.
The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, such as requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may make it more difficult to attract and retain qualified employees. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

If the mobile solutions available to Etsy sellers and Etsy buyers are not effective, the use of our platform could decline.
Purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers using our mobile apps for the optimal mobile experience. Visits to our markets through a mobile website may not convert into purchases as often as visits made through our mobile app or through desktop, which could result in less revenue for us. Additionally, conversion rates may slow or stall, which could also have a negative impact on revenue.
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

Expanding our community outside of the United States is part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed.
Our vision is both global and local and we are focused on growing our business outside of the United States, particularly in Canada, United Kingdom, France, Germany and Australia. Although we have a significant number of Etsy sellers and Etsy buyers outside of the United States, we have limited experience developing local markets outside the United States and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing and staffing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
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
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and work toward our mission. We may take actions that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:

•	we may choose to prohibit the sale of items in our markets that are inconsistent with our policies even though we could benefit financially from the sale of those items; or

•	we may choose to revise our policies in ways that we believe will be beneficial to our community in the long term even though the changes may be perceived unfavorably.
We are a Certified B Corporation. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to meet B Lab’s certification requirements, if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. For example, since we do not intend to reorganize as a public benefit corporation under Delaware law, our future status as a Certified B Corporation may be affected. Likewise, our reputation could be harmed if our publicly reported B Corporation score declines and that were to create a perception that we have slipped in our satisfaction of the Certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our markets and Seller Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our markets could decline and the number of goods listed in our markets could decline. In addition, currency exchange rates may impact our business. For example, currency exchange rates may dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS. For the six months ended June 30, 2017, approximately 86% of our GMS was denominated in U.S. dollars.
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
Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to some confidential and sensitive member data. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our members' data may be improperly accessed, used or disclosed.
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
We compete to attract, engage and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the extent to which our Seller Services can ease the administrative tasks that an Etsy seller might encounter in running her business, wherever she chooses to pursue commerce;

•	the global scale of our markets and the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	our seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business through Pattern, Etsy Wholesale or with a production partner;

•	our mobile apps;

•	the strength of our community; and

•	our values.

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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (the “FCC”) went into effect that prohibit internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, in May 2017, the FCC issued a notice of proposed rulemaking, the intention of which is to repeal the rules adopted in 2015. Depending on the outcome of this rulemaking process, our business could be adversely impacted. Outside of the United States, government regulation of the internet, including data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality and rules related to security, privacy or national security may impede Etsy and our users. As a result, we could face discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
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
We also depend on the development and maintenance of the internet, cloud and mobile infrastructure, and increasingly rely on the availability, features, cost and reliability of third party service providers and platforms. For example, this includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products. We are also exploring ways to better leverage cloud technology.
Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our markets could significantly harm our business. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain Etsy sellers and Etsy buyers could be adversely affected, which could harm our growth prospects and our business.
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
In some cases, non-U.S. privacy, data security and protection, consumer protection, e-commerce and other laws and regulations are more restrictive than those in the United States and are actively enforced. Consequently, the expansion of our operations internationally may require changes to the ways we display, collect and use consumer information and may necessitate specific product changes for our non-U.S. users. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, which is expected to take effect in May 2018 and, among other things, imposes more stringent data protection requirements and provides for greater penalties for noncompliance.  Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where Etsy does business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to Etsy sellers and Etsy buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. New legislation could adversely affect our business. For example, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could make selling in our markets less attractive. New legislation could also require tax to be included on items sold on Etsy, which could lead to increased prices and make our markets less attractive to current and prospective Etsy buyers.
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
Most of our management and other personnel have little experience managing a public company and preparing public filings. In addition, our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to continue to invest in additional accounting, financial and legal resources to ensure that we continue to meet our public company requirements.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2016, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $15.81 through August 4, 2017. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) may delay or prevent a change in control of our company. Section 203 of the DGCL imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017 (1)	87,242	$10.63	—	—
May 1 - 31, 2017 (1)	22,689	13.38	—	—
June 1 - 30, 2017	—	—	—	—
Total	109,931	$11.20	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.
See the Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: August 7, 2017	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Etsy, Inc. and Josh Silverman, dated May 2, 2017					X
10.2.1*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.2.2*	Amendment to the Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017					X
10.3*	Separation Letter Agreement between Etsy, Inc. and Chad Dickerson, dated May 2, 2017					X
10.4*	Separation Letter Agreement between Etsy, Inc. and John Allspaw, dated May 3, 2017					X
10.5*	Amended and Restated Compensation Program for Non-Employee Directors					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'					X
* Indicates a management contract or compensatory plan.
† These certifications are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Etsy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.