Form 10-Q
period 2017-09-30
ETSY INC
filed 2017-11-08
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The number of shares of common stock outstanding as of October 30, 2017 was 121,714,269.

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

Etsy has used, and intends to continue using, its investor relations website and the Etsy News Blog (blog.etsy.com/news) to disclose material non-public information and to comply with its disclosure obligations under Regulation FD. Accordingly, you should monitor our investor relations website and the Etsy News Blog in addition to following our press releases, SEC filings and public conference calls and webcasts.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our financial performance and possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, cost-savings initiatives, new management team transition and plans, product capabilities and release timing and potential future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of December 31, 2016	As of September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$181,592	$260,288
Short-term investments	100,494	50,407
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $2,851 as of December 31, 2016 and September 30, 2017, respectively	26,426	27,172
Prepaid and other current assets	15,571	17,325
Deferred tax charge—current	17,132	—
Funds receivable and seller accounts	29,817	45,191
Total current assets	371,032	400,383
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $46,153 and $62,806 as of December 31, 2016 and September 30, 2017, respectively	126,407	124,543
Goodwill	35,657	38,216
Intangible assets, net of accumulated amortization of $4,209 and $2,500 as of December 31, 2016 and September 30, 2017, respectively	7,507	4,700
Deferred tax charge—net of current portion	34,264	—
Other assets	985	879
Total assets	$581,193	$574,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,978	$7,241
Accrued expenses	24,179	26,288
Capital lease obligations—current	6,829	6,548
Funds payable and amounts due to sellers	29,817	45,191
Deferred revenue	5,648	6,322
Other current liabilities	6,557	2,499
Total current liabilities	84,008	94,089
Capital lease obligations—net of current portion	5,296	5,160
Deferred tax liabilities	65,068	40,580
Facility financing obligation	57,360	60,047
Other liabilities	24,704	25,971
Total liabilities	236,436	225,847
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2016 and September 30, 2017; 115,973,039 and 121,067,352 shares issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	116	121
Additional paid-in capital	442,510	482,936
Accumulated deficit	(116,341)	(130,740)
Accumulated other comprehensive income (loss)	18,472	(4,102)
Total stockholders’ equity	344,757	348,215
Total liabilities and stockholders’ equity	$581,193	$574,062

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$87,562	$106,380	$254,758	$304,963
Cost of revenue	29,314	36,383	86,323	106,766
Gross profit	58,248	69,997	168,435	198,197
Operating expenses:
Marketing	18,736	23,520	51,788	74,495
Product development	14,897	16,958	38,967	56,828
General and administrative	21,942	22,094	63,555	73,268
Total operating expenses	55,575	62,572	154,310	204,591
Income (loss) from operations	2,673	7,425	14,125	(6,394)
Other (expense) income:
Interest expense and amortization of deferred financing costs	(2,448)	(2,908)	(4,789)	(8,195)
Interest and other income	402	654	1,313	1,636
Foreign exchange gain	1,337	8,069	3,071	26,952
Total other (expense) income	(709)	5,815	(405)	20,393
Income before income taxes	1,964	13,240	13,720	13,999
(Provision) benefit for income taxes	(4,363)	12,562	(22,238)	23,051
Net (loss) income	$(2,399)	$25,802	$(8,518)	$37,050
Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.22	$(0.08)	$0.32
Diluted	$(0.02)	$0.21	$(0.08)	$0.31
Weighted average common shares outstanding:
Basic	113,757,212	119,592,191	112,980,639	117,387,714
Diluted	113,757,212	123,224,559	112,980,639	121,346,921

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net (loss) income	$(2,399)	$25,802	$(8,518)	$37,050
Other comprehensive loss:
Cumulative translation adjustment	(2,014)	(6,267)	(5,442)	(22,603)
Unrealized (losses) gains on marketable securities, net of tax	(66)	40	42	29
Total other comprehensive loss	(2,080)	(6,227)	(5,400)	(22,574)
Comprehensive (loss) income:	$(4,479)	$19,575	$(13,918)	$14,476

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2016	115,973,039	$116	$442,510	$(116,341)	$18,472	$344,757
Stock-based compensation	—	—	18,061	—	—	18,061
Exercise of vested options	4,599,189	5	21,931	—	—	21,936
Vesting of restricted stock units, net of shares withheld	495,124	—	(4,897)	—	—	(4,897)
Stock-based compensation—acquisitions	—	—	2,408	—	—	2,408
Conversion of liability-classified restricted shares upon vesting	—	—	2,838	—	—	2,838
Cumulative effect adjustment	—	—	85	(51,449)	—	(51,364)
Other comprehensive loss	—	—	—	—	(22,574)	(22,574)
Net income	—	—	—	37,050	—	37,050
Balance as of September 30, 2017	121,067,352	$121	$482,936	$(130,740)	$(4,102)	$348,215

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities
Net (loss) income	$(8,518)	$37,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	9,008	17,389
Stock-based compensation expense—acquisitions	2,582	3,179
Depreciation and amortization expense	15,620	20,620
Bad debt expense	1,215	2,059
Foreign exchange gain	(3,071)	(26,952)
Amortization of debt issuance costs	137	164
Non-cash interest expense	3,274	6,752
Interest on marketable securities	840	384
Loss on disposal of assets	1,134	395
Amortization of deferred tax charge	12,227	—
Changes in operating assets and liabilities:
Accounts receivable	(1,750)	(2,139)
Funds receivable and seller accounts	(14,759)	(14,202)
Prepaid expenses and other current assets	410	(663)
Other assets	436	(48)
Accounts payable	(6,059)	(2,574)
Accrued and other current liabilities	(466)	(66)
Funds payable and amounts due to sellers	14,759	14,202
Deferred revenue	831	512
Other liabilities	2,000	(23,740)
Net cash provided by operating activities	29,850	32,322
Cash flows from investing activities
Acquisition of business, net of cash acquired	(7,880)	—
Purchases of property and equipment	(34,153)	(3,872)
Development of internal-use software	(8,441)	(8,042)
Purchases of marketable securities	(108,652)	(46,808)
Sales of marketable securities	47,136	96,540
Net cash (used in) provided by investing activities	(111,990)	37,818
Cash flows from financing activities
Repurchase of stock for tax on RSU vesting	(633)	(4,897)
Proceeds from exercise of stock options	7,808	21,936
Payments on capital lease obligations	(4,382)	(5,838)
Deferred payments on acquisition of business	(649)	—
Payments on facility financing obligation	—	(4,330)
Net cash provided by financing activities	2,144	6,871
Effect of exchange rate changes on cash	(3,218)	1,685
Net (decrease) increase in cash and cash equivalents	(83,214)	78,696
Cash and cash equivalents at beginning of period	271,244	181,592
Cash and cash equivalents at end of period	$188,030	$260,288

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2017
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$3,088	$5,422
Stock-based compensation capitalized in development of capitalized software	$496	$672
Non-cash additions to development of internal-use software and property and equipment	$1,362	$118
Fair value of common stock issued in acquisition	$6,966	$—

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees (formerly referred to as Direct Checkout fees), Promoted Listing fees and Shipping Label sales.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
For the nine months ended September 30, 2016, the Company reclassified $1.6 million of excess tax benefits from exercise of stock options from cash used in financing activities to cash provided by operating activities to conform to the current year presentation upon adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2017, the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2017, the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2017 and the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2016 and 2017 and cash flows for the nine months ended September 30, 2016 and 2017. The results from these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 (the “Annual Report”).
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation and restructuring and other exit costs. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a preliminary assessment of its revenue streams and does not expect the adoption of this standard to have a material impact on its revenue recognition on an ongoing basis. The Company is also performing an assessment over data availability and the presentation that will be necessary to meet additional disclosure requirements pursuant to this guidance. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations related to this guidance being undertaken by the FASB, which may impact current conclusions.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions or disposals, the Company does not anticipate that this update will have a material impact on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of 2017. As a result of this updated guidance, the Company recorded $8.3 million and $11.1 million of excess tax benefits to income tax expense, rather than additional paid-in capital, in the three and nine months ended September 30, 2017. On a prospective basis after adoption, the Company has updated its calculation of diluted earnings per share to exclude excess tax benefits previously included in the calculation of assumed proceeds under the treasury stock method. The Company has elected to apply the updated guidance on cash flow classification of excess tax benefits as operating activities using a retrospective approach for consistent year-over-year comparability. The Company has elected to recognize forfeitures as they occur on a modified retrospective basis and to adopt the amendments on statutory withholding requirements on a prospective basis, both of which have no material impact to the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, which eliminated the exception that previously existed for the income tax consequences of intra-entity asset transfers other than inventory. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods for which interim or annual financial statements have not been issued. The Company adopted this standard in the first quarter of 2017. The amendments in this update have been applied on a modified retrospective basis through a cumulative effect adjustment recorded to retained earnings as of January 1, 2017 of $51.4 million, which represents the unamortized amount of the deferred tax charge asset on the balance sheet at December 31, 2016. Consequently, the adoption of this standard eliminates the recognition in the tax provision of $17.1 million in each year through 2019, the year through which the deferred tax charge was previously amortizable. Additionally, a deferred tax asset of $21.7 million was recognized which previously qualified for an exception that has been eliminated. A full valuation allowance for that deferred tax asset was also recognized resulting in no impact to the consolidated financial statements.
Note 2—Stock-based Compensation

The Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) in the three months ended September 30, 2017. As permitted by the 2015 Plan, the Board of Directors approved an increase of 5,798,651 shares to the total number of shares available for issuance under the 2015 Plan as of January 3, 2017. At September 30, 2017, 23,347,913 shares were authorized under the 2015 Plan, and 13,998,718 shares were available for future grant.
In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance in ASU 2016-09. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.

Etsy, Inc.
Notes to Consolidated Financial Statements

The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Volatility	39.6%	42.4% - 44.1%	39.6% - 44.6%	41.7% - 44.2%
Risk-free interest rate	1.1% - 1.5%	1.9% - 2.1%	1.1% - 1.9%	1.9% - 2.2%
Expected term (in years)	6.3	5.5 - 6.3	5.5 - 6.3	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company's options during the nine months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,339,567	$7.89
Granted	5,852,326	11.01
Exercised	(4,599,189)	4.77
Forfeited/Canceled	(1,271,472)	10.98
Outstanding at September 30, 2017	9,321,232	10.96	7.60	$55,423
Total exercisable at September 30, 2017	3,301,191	10.48	4.41	21,307
The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the three and nine months ended September 30, 2016 and 2017 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Weighted average grant date fair value of options granted	$4.84	$6.50	$3.89	$4.83
Intrinsic value of options exercised	8,129	31,361	14,239	44,227
Fair value of awards vested	1,703	5,943	7,911	16,428
The total unrecognized compensation expense at September 30, 2017 related to the Company's options was $27.1 million, which will be recognized over an estimated weighted-average amortization period of 3.34 years.
The following table summarizes the activity for the Company's unvested RSUs during the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,135,181	$10.70
Granted	2,190,440	11.80
Vested	(854,964)	10.30
Forfeited/Canceled	(1,124,925)	10.54
Unvested at September 30, 2017	3,345,732	11.58
The total unrecognized compensation expense at September 30, 2017 related to the Company's unvested RSUs was $34.0 million, which will be recognized over an estimated weighted-average amortization period of 2.76 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the consolidated statements of operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of revenue	$288	$469	$738	$1,231
Marketing	229	447	628	1,419
Product development	1,234	2,180	3,117	6,253
General and administrative	2,334	4,425	7,107	11,665
Total stock-based compensation expense	$4,085	$7,521	$11,590	$20,568
Total stock-based compensation expense in the three months ended September 30, 2016 and 2017 includes $1.1 million and $0.7 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the nine months ended September 30, 2016 and 2017 includes $2.6 million and $3.2 million in acquisition-related stock-based compensation expense, respectively.
Total stock-based compensation expense in the three and nine months ended September 30, 2017 includes $1.0 million and $2.6 million, respectively, of costs associated with the Actions (as defined below) approved by the Board of Directors during the second quarter of 2017 discussed in “Note 9—Restructuring and Other Exit Costs.”
Note 3—Income Taxes

The Company adopted the provisions of ASU 2016-09 and ASU 2016-16 as of the beginning of the current fiscal year. Please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for additional detail regarding the adoption of these accounting standards and their impact on the consolidated financial statements.
Included in the tax benefit for the three and nine months ended September 30, 2017 is a discrete benefit of $0.5 million and $3.8 million, respectively, related to the costs discussed in “Note 9—Restructuring and Other Exit Costs.”
The amount of unrecognized tax benefits included in the consolidated balance sheets increased $0.2 million in the nine months ended September 30, 2017, from $23.6 million at December 31, 2016 to $23.8 million at September 30, 2017. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $23.8 million at September 30, 2017.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2017 (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,997	$—	$2,997
Money market funds	98,161	—	—	98,161
U.S. Government and agency bills	1,950	—	—	1,950
	100,111	2,997	—	103,108
Short-term investments:
Commercial paper	—	17,146	—	17,146
Corporate bonds	—	33,303	—	33,303
U.S. Government and agency bills	50,045	—	—	50,045
	50,045	50,449	—	100,494
	$150,156	$53,446	$—	$203,602
Liability
Post-combination compensation classified as liability	$—	$—	$2,067	$2,067
	$—	$—	$2,067	$2,067

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$47,405	$—	$47,405
Corporate bonds	—	3,018	—	3,018
Money market funds	118,862	—	—	118,862
U.S. Government and agency bills	14,736	—	—	14,736
	133,598	50,423	—	184,021
Short-term investments:
Commercial paper	—	18,380	—	18,380
Corporate bonds	—	10,941	—	10,941
U.S. Government and agency bills	21,086	—	—	21,086
	21,086	29,321	—	50,407
Funds receivable and seller accounts:
Money market funds	18,481	—	—	18,481
	18,481	—	—	18,481
	$173,165	$79,744	$—	$252,909
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
Level 3 instruments include post-combination compensation classified as a liability in connection with the acquisition of A Little Market (“ALM”). The post-combination compensation was classified as a liability due to its affiliation with a related put option, which expired upon vesting of the underlying consideration in the second quarter of 2017, and its fair value was previously determined based on the fair value of the Company's common stock at the period-end reporting date, with adjustments included in general and administrative expenses.

Etsy, Inc.
Notes to Consolidated Financial Statements

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2017
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

Note 5—Marketable Securities
Short-term investments and certain cash equivalents consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2016
Cash equivalents:
Commercial paper	$2,997	$—	$—	$2,997
	2,997	—	—	2,997
Short-term investments:
Commercial paper	17,146	—	—	17,146
Corporate bonds	33,318	(16)	1	33,303
U.S. Government and agency bills	50,059	(15)	1	50,045
	100,523	(31)	2	100,494
	$103,520	$(31)	$2	$103,491
September 30, 2017
Cash equivalents:
Commercial paper	$47,405	$—	$—	$47,405
Corporate bonds	3,018	—	—	3,018
U.S. Government and agency bills	14,735	—	1	14,736
	65,158	—	1	65,159
Short-term investments:
Commercial paper	18,380	—	—	18,380
Corporate bonds	10,949	(8)	—	10,941
U.S. Government and agency bills	21,079	(4)	11	21,086
	50,408	(12)	11	50,407
	$115,566	$(12)	$12	$115,566
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Numerator:
Net (loss) income	$(2,399)	$25,802	$(8,518)	$37,050
Net income allocated to participating securities under the two-class method	—	(25)	—	(37)
Net (loss) income applicable to common stockholders—basic	(2,399)	25,777	(8,518)	37,013
Dilutive effect of net income allocated to participating securities under the two-class method	—	25	—	37
Change in fair value of liability classified restricted stock	—	—	—	771
Net (loss) income applicable to common stockholders—diluted	$(2,399)	$25,802	$(8,518)	$37,821

Denominator:
Weighted average common shares outstanding—basic (1)	113,757,212	119,592,191	112,980,639	117,387,714
Common equivalent shares from options to purchase common stock and restricted stock units	—	2,254,792	—	2,847,662
Dilutive effect of assumed conversion of restricted stock units	—	1,308,104	—	1,075,915
Dilutive effect of assumed conversion of restricted stock from acquisition	—	69,472	—	35,630
Weighted average common shares outstanding—diluted	113,757,212	123,224,559	112,980,639	121,346,921

Net (loss) income per share applicable to common stockholders—basic	$(0.02)	$0.22	$(0.08)	$0.32
Net (loss) income per share applicable to common stockholders—diluted	$(0.02)	$0.21	$(0.08)	$0.31

(1)	114,963 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three and nine months ended September 30, 2017.
The following potential common shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Stock options	10,364,872	2,211,038	10,890,258	4,980,520
Restricted stock units	2,358,365	185,472	1,718,766	792,024
Warrants	—	—	44,677	—
Total anti-dilutive securities	12,723,237	2,396,510	12,653,701	5,772,544

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
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
United States	$66,204	$75,829	$194,018	$220,898
International	21,358	30,551	60,740	84,065
Revenue	$87,562	$106,380	$254,758	$304,963
No individual country’s revenue other than the United States exceeded 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
Note 8—Contingencies
Non-Income Tax Contingencies
The Company had reserves of $0.3 million and $0.4 million at December 31, 2016 and September 30, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its probable liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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
In connection with the Actions, the Company expects to incur restructuring and other exit costs, comprised of employee severance, stock compensation modifications and other exit costs, of $13.0 million to $14.3 million, largely made up of cash expenditures. For the nine months ended September 30, 2017, $13.0 million of these costs have been incurred, including $9.8 million of severance charges, $2.6 million of stock modification charges and $0.6 million of other exit costs. Up to $1.3 million of potential costs and all remaining cash payments are expected to be recognized through the first half of 2018. The remaining range of expected costs relates primarily to uncertainty in the amount of exit costs that will be recognized in connection with the ultimate disposition of one of the Company's international offices.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table displays restructuring and other exit costs recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of September 30, 2017 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2016	$—	$—	$—	$—
Total restructuring and other exit costs	8,972	1,668	620	11,260
Costs charged against equity/assets	—	(1,668)	—	(1,668)
Cash payments	(2,110)	—	(278)	(2,388)
Balance, June 30, 2017	6,862	—	342	7,204
Total restructuring and other exit costs	871	965	(70)	1,766
Costs charged against equity/assets	—	(965)	—	(965)
Cash payments	(4,385)	—	(180)	(4,565)
Balance, September 30, 2017	$3,348	$—	$92	$3,440
Total restructuring and other exit costs related to the Actions included in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Cost of revenue	$5	$699
Marketing	337	2,686
Product development	79	3,180
General and administrative	1,345	6,461
Total restructuring and other exit costs	$1,766	$13,026

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
Overview
Business
Etsy is the global marketplace for unique and creative goods. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on. Our markets provide creative entrepreneurs with access to consumers around the world. Our six key geographic markets are the United States, Canada, United Kingdom, France, Germany and Australia. In the twelve months ended June 30, 2017, our top six purchase categories based on GMS were (from largest to smallest): clothing and accessories, home and living, jewelry, craft supplies, art and collectibles, and paper and party supplies.
Our top priority is to grow our core Etsy.com market, especially within our six key geographic markets. We are focused on winning the “special” shopping occasions that center around celebrations, gifting and style. We want to empower our passionate community of 1.9 million Etsy sellers to compete and win against mass retailers through four key initiatives:

•	Improving trust and reliability. We want to ensure that the Etsy brand delivers trust and reliability throughout the buying experience.

•	Enhancing search and discovery. Helping buyers better navigate the over 45 million items on Etsy.com is a key area of focus.

•	Building world-class marketing capabilities. We are focused on Search Engine Optimization, digital acquisition marketing and email to increase traffic to Etsy.com.

•	Providing best-in-class seller tools and services. We plan to continue to invest in tools and Seller Services that enable Etsy sellers to start, manage and scale their businesses.
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
Quarter Highlights
Total revenue was $106.4 million and $305.0 million in the three and nine months ended September 30, 2017, respectively, driven by growth in both Markets and Seller Services revenue. In the three and nine months ended September 30, 2017, we recorded net income of $25.8 million and $37.1 million, respectively, and non-GAAP Adjusted EBITDA of $22.8 million and $45.2 million, respectively.
As of September 30, 2017, our platform, which includes our markets, our services and our technology, connected 1.9 million active Etsy sellers and 31.7 million active Etsy buyers, in nearly every country in the world. In the three and nine months ended September 30, 2017, Etsy sellers generated GMS of $766.4 million and $2.2 billion, respectively, of which approximately 52% and 51%, respectively came from purchases made on mobile devices. We are a global company and 34% and 33% of our GMS in the three and nine months ended September 30, 2017, respectively, came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.

During the third quarter, we continued to focus on our four key initiatives by launching the following new features and tools:

•	Improving trust and reliability: We added a new structured return policy tool that enables sellers to more clearly outline their exchange and return policies.

•
Enhancing search and discovery: We launched context specific ranking and guided search, which help buyers find the items they are looking for among the more than 45 million listings in the marketplace.

•	Building world-class marketing capabilities: We launched a three-day Etsy-sponsored email promotion at the end of September that rewarded buyers with gift cards following a qualifying purchase.

•
Providing best-in-class seller tools and services: We launched a tool that allows sellers to create sales and run promotions for items in their shops, and held our first-ever site-wide sale over Labor Day. We have also further optimized our Promoted Listings algorithms to increase ad relevancy and created new inventory to support our sellers' demand for more ad inventory.

As part of the restructuring plan approved by the Board of Directors in the second quarter of 2017 (the “Actions”), we closed the A Little Market (“ALM”) platform, the ALM office in Paris, France and our office in Melbourne, Australia in September 2017. As a result of the Actions, we have identified approximately $20 million in 2017 expense reductions, which are expected to result in approximately $35 million in annualized cost savings. These savings are being realized through a combination of headcount reductions, reduced third-party expenses and programming costs. During the three and nine months ended September 30, 2017, we recognized $1.8 million and $13.0 million of restructuring and other exit costs, primarily within general and administrative expenses. Please refer to “Note 9—Restructuring and Other Exit Costs” for additional detail about the restructuring.
Additionally, in the fourth quarter of 2017, we expect to begin working on an initiative to migrate our data centers to the cloud, which we believe will help accelerate our search and machine learning capabilities and enhance our infrastructure. While that initiative is underway, we will be incurring implementation costs while also maintaining our current infrastructure. We expect this initiative to commence in the fourth quarter of 2017 and to last approximately two years.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, people and technology investments) and assess the performance of our business. The unaudited key operating and financial metrics we use are:

	Three Months Ended September 30,		% Growth Y/Y		Nine Months Ended September 30,		% Growth Y/Y
	2016	2017			2016	2017

	(in thousands, except percentages)
GMS	$677,221	$766,354	13.2%		$1,976,778	$2,234,153	13.0%
Revenue	$87,562	$106,380	21.5%		$254,758	$304,963	19.7%
Markets revenue	$38,133	$42,413	11.2%		$111,268	$125,241	12.6%
Seller Services revenue	$48,511	$63,371	30.6%		$139,113	$176,134	26.6%
Net (loss) income	$(2,399)	$25,802	(1,175.5)%		$(8,518)	$37,050	(535.0)%
Adjusted EBITDA	$13,056	$22,769	74.4%		$41,847	$45,187	8.0%

Active sellers	1,706	1,891	10.8%		1,706	1,891	10.8%
Active buyers	27,140	31,680	16.7%		27,140	31,680	16.7%
Percent mobile visits	65%	67%	200	bps	64%	66%	200	bps
Percent mobile GMS	49%	52%	300	bps	48%	51%	300	bps
Percent international GMS	30%	34%	400	bps	30%	33%	300	bps

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
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; acquisition-related expenses and restructuring and other exit costs. See “Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees and fees for Etsy Payments, Promoted Listings, Shipping Labels, Pattern and Google Shopping. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our ecosystem.
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

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results. We have included in “Comparison of Three and Nine Months Ended September 30, 2016 and 2017” below non-GAAP cost of revenue, marketing expenses, product development expenses and general and administrative expenses, each excluding restructuring and other exit costs. See “Non-GAAP Financial Measures” for a reconciliation of these measures to cost of revenue, marketing expenses, product development expenses and general and administrative expenses, respectively, the most directly comparable financial measures calculated in accordance with GAAP. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Revenue:
Markets	$38,133	$42,413	$111,268	$125,241
Seller Services	48,511	63,371	139,113	176,134
Other	918	596	4,377	3,588
Total revenue	87,562	106,380	254,758	304,963
Cost of revenue	29,314	36,383	86,323	106,766
Gross profit	58,248	69,997	168,435	198,197
Operating expenses:
Marketing	18,736	23,520	51,788	74,495
Product development	14,897	16,958	38,967	56,828
General and administrative	21,942	22,094	63,555	73,268
Total operating expenses	55,575	62,572	154,310	204,591
Income (loss) from operations	2,673	7,425	14,125	(6,394)
Other (expense) income, net	(709)	5,815	(405)	20,393
Income before income taxes	1,964	13,240	13,720	13,999
(Provision) benefit for income taxes	(4,363)	12,562	(22,238)	23,051
Net (loss) income	$(2,399)	$25,802	$(8,518)	$37,050

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue:
Markets	43.5%	39.9%	43.7%	41.1%
Seller Services	55.4	59.6	54.6	57.8
Other	1.0	0.6	1.7	1.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	33.5	34.2	33.9	35.0
Gross profit	66.5	65.8	66.1	65.0
Operating expenses:
Marketing	21.4	22.1	20.3	24.4
Product development	17.0	15.9	15.3	18.6
General and administrative	25.1	20.8	24.9	24.0
Total operating expenses	63.5	58.8	60.6	67.1
Income (loss) from operations	3.1	7.0	5.5	(2.1)
Other (expense) income, net	(0.8)	5.5	(0.2)	6.7
Income before income taxes	2.2	12.4	5.4	4.6
(Provision) benefit for income taxes	(5.0)	11.8	(8.7)	7.6
Net (loss) income	(2.7)%	24.3%	(3.3)%	12.1%

Comparison of Three Months Ended September 30, 2016 and 2017
Revenue

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Revenue:
Markets	$38,133	$42,413	$4,280	11.2%
Percentage of total revenue	43.5%	39.9%
Seller Services	$48,511	$63,371	$14,860	30.6%
Percentage of total revenue	55.4%	59.6%
Other	$918	$596	$(322)	(35.1)%
Percentage of total revenue	1.0%	0.6%
Total revenue	$87,562	$106,380	$18,818	21.5%
GMS increased $89.1 million, or 13.2%, to $766.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Supporting this growth in GMS, active sellers increased 10.8% to 1.9 million and active buyers increased 16.7% to 31.7 million at September 30, 2017 compared to September 30, 2016. We expect GMS growth for the remainder of the year to be comparable with GMS growth in the third quarter of 2017.
During the three months ended September 30, 2017, percent mobile visits increased as a percentage of total visits to approximately 67% up from approximately 65% for the three months ended September 30, 2016, and mobile GMS increased as a percentage of total GMS to approximately 52%, up from approximately 49% for the three months ended September 30, 2016. The increase in mobile GMS was a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile web accounted for approximately 47% of overall visits and continued to be the largest driver of both overall visits growth and mobile GMS growth. Mobile GMS growth during the third quarter of 2017 was approximately 21%, with mobile web and mobile app GMS each continuing to grow significantly faster than desktop GMS during the period. We expect stable year-over-year conversion rates across both mobile and desktop in the fourth quarter of 2017.
For the three months ended September 30, 2017, international GMS increased as a percentage of total GMS to approximately 34%, from approximately 30% for the three months ended September 30, 2016. During the three months ended September 30, 2017, the growth in percent international GMS was largely driven by GMS growth between international buyers and sellers in the same country, U.S. buyers and international sellers, and, to a lesser extent, international buyers and sellers cross-border. In addition, we experienced some benefit from a U.K. currency tailwind as compared to the same quarter last year. GMS growth between international buyers and sellers in the same country remained the fastest growing category of international GMS, up approximately 54% year-over-year during the third quarter. Net international GMS was up approximately 25% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, growing faster than overall GMS. We believe the growth in this category demonstrates the progress we are making on our strategy to build and deepen local Etsy communities in our key international markets.
Revenue increased $18.8 million, or 21.5%, to $106.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, of which 39.9% of the total consisted of Markets revenue and 59.6% consisted of Seller Services revenue. We continue to expect revenue growth to outpace GMS and operating expense growth for the remainder of 2017.
Markets revenue increased $4.3 million, or 11.2%, to $42.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This growth corresponded with a 13.2% increase in GMS to a total of $766.4 million for the three months ended September 30, 2017. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue. Markets revenue increased at a slower rate than GMS primarily due to two million free listings granted to our French sellers in support of our effort to transition ALM sellers to the Etsy platform, and, to a lesser extent, free listings granted to sellers as part of international promotions in the U.K.
Seller Services revenue increased $14.9 million, or 30.6%, to $63.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 87% in the third quarter of 2017, up from 78% in the third quarter of 2016, primarily due to the transition of all sellers in eligible countries to the platform. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Shipping Labels and Pattern. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and, to a lesser extent, an increase in average margin per label. The increase in Pattern revenue reflects increased subscriptions since its launch in April 2016. Growth in Seller Services revenue continued to outpace growth in Markets revenue in the third quarter of 2017. We expect continued Seller Services revenue growth through the remainder of the year and we expect Seller Services revenue to grow at a faster rate than GMS and Markets revenue, primarily driven by Etsy Payments and Promoted Listings.
Other revenue decreased 35.1% to $0.6 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to the reduction of fees from PayPal, a third-party payment processor, as a result of transition of all sellers in eligible countries to Etsy Payments.
Cost of Revenue

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Cost of revenue	$29,314	$36,383	$7,069	24.1%
Percentage of total revenue	33.5%	34.2%
Cost of revenue increased $7.1 million, or 24.1%, to $36.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in depreciation and amortization expense related to capitalized web development projects, professional services expenses and employee-related costs. Cost of revenue increased as a percentage of revenue largely due to a one-time payment received in the third quarter of 2016 from a third-party payment processor of $1.1 million, which reduced Etsy Payments cost in the prior year. Excluding the impact of this one-time payment, cost of revenue increased 19.7% and decreased 50 bps as a percentage of revenue in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Operating Expenses
We had 789 total employees on September 30, 2017.
Marketing

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Marketing	$18,736	$23,520	$4,784	25.5%
Percentage of total revenue	21.4%	22.1%
Marketing expenses increased $4.8 million, or 25.5%, to $23.5 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily as a result of increased spend on digital marketing related to buyer acquisition. During the second quarter, we decided to pause our investment in brand marketing for the remainder of 2017 and a portion of the spend earmarked for brand was re-allocated to digital acquisition marketing.

Product development

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Product development	$14,897	$16,958	$2,061	13.8%
Percentage of total revenue	17.0%	15.9%
Product development expenses increased $2.1 million, or 13.8%, to $17.0 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily as a result of additional expenses resulting from the acquisition of Blackbird Technologies, Inc. (“Blackbird”) in September 2016.
General and administrative

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
General and administrative	$21,942	$22,094	$152	0.7%
Percentage of total revenue	25.1%	20.8%
General and administrative expenses increased $0.2 million, or 0.7%, to $22.1 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily driven by an increase in employee-related expenses, including $1.3 million of restructuring and other exit costs associated with the Actions, offset by decreases in professional fees and, to a lesser extent, post-combination compensation related to the acquisition of A Little Market (“ALM”), which fully vested in the second quarter of 2017. Excluding the impact of restructuring and other exit costs, non-GAAP general and administrative expenses decreased $1.2 million, or 5.4%, to $20.7 million, representing 19.5% of total revenue. We expect general and administrative expenses to grow at a slower rate than revenue on a sustained basis.
Other (Expense) Income, net

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Other (expense) income, net	$(709)	$5,815	$6,524	(920.2)%
Percentage of total revenue	(0.8)%	5.5%
Other income, net was $5.8 million in the three months ended September 30, 2017 mainly due to a $8.1 million foreign currency gain, mainly the result of the change in Euro to U.S. dollar exchange rates on our intercompany debt, partially offset by $2.9 million of interest expense, including interest associated with the build-to-suit lease accounting related to our corporate headquarters.
Other expense, net was $0.7 million in the three months ended September 30, 2016 primarily due to interest expense of $2.4 million, partially offset by a $1.3 million foreign currency gain on our intercompany debt. Interest expense is primarily comprised of interest on our corporate headquarters lease.

(Provision) Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(4,363)	$12,562	$16,925	(387.9)%
Percentage of total revenue	(5.0)%	11.8%
Our income tax benefit and provision for the three months ended September 30, 2017 and 2016 was $12.6 million and $4.4 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax benefit for the three months ended September 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate, and a discrete tax benefit for stock based compensation of $8.9 million. The primary driver of our income tax provision for the three months ended September 30, 2016 was an increase in our effective tax rate applied to our quarterly pretax income as a result of an increase in our forecasted annual pretax income.
Comparison of Nine Months Ended September 30, 2016 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Revenue:
Markets	$111,268	$125,241	$13,973	12.6%
Percentage of total revenue	43.7%	41.1%
Seller Services	$139,113	$176,134	$37,021	26.6%
Percentage of total revenue	54.6%	57.8%
Other	$4,377	$3,588	$(789)	(18.0)%
Percentage of total revenue	1.7%	1.2%
Total revenue	$254,758	$304,963	$50,205	19.7%
GMS increased $257.4 million, or 13.0%, to $2.2 billion in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Supporting this growth in GMS, active sellers increased 10.8% to 1.9 million and active buyers increased 16.7% to 31.7 million at September 30, 2017 compared to September 30, 2016.
During the nine months ended September 30, 2017, percent mobile visits increased as a percentage of total visits to approximately 66% up from approximately 64% for the nine months ended September 30, 2016, and mobile GMS increased as a percentage of total GMS to approximately 51%, up from approximately 48% for the nine months ended September 30, 2016. The increase in mobile GMS was a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile web accounted for approximately 46% of overall visits and continued to be the largest driver of both overall visits growth and mobile GMS growth. Mobile GMS growth during the nine months ended September 30, 2017 was approximately 21%, with mobile web and mobile app GMS each continuing to grow faster than desktop GMS during the period.
For the nine months ended September 30, 2017, international GMS increased as a percentage of total GMS to approximately 33%, from approximately 30% for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the growth in percent international GMS was largely driven by continued GMS growth between U.S. buyers and international sellers, and buyers and sellers outside of the U.S., both in the same country and cross-border. In addition, we experienced some benefit from a U.K. currency tailwind as compared to the same period last year. GMS growth between international buyers and sellers in the same country remained the fastest growing category of international GMS, up approximately 46% year-over-year during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Net international GMS was up approximately 21% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, growing faster than overall GMS.

Revenue increased $50.2 million, or 19.7%, to $305.0 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, of which 41.1% consisted of Markets revenue and 57.8% consisted of Seller Services revenue.
Markets revenue increased $14.0 million, or 12.6%, to $125.2 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This growth corresponded with a 13.0% increase in GMS to a total of $2.2 billion for the nine months ended September 30, 2017. As our GMS increased, our Markets revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $37.0 million, or 26.6%, to $176.1 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 84% in the nine months ended September 30, 2017, up from 76% in the nine months ended September 30, 2016, primarily due to the transition of all sellers in eligible countries to the platform. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and, to a lesser extent, Shipping Labels and Pattern. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Pattern revenue was mostly incremental during the nine months ended September 30, 2017 due to its launch in April 2016, with the first paid subscriptions beginning in May 2016.
Other revenue decreased $0.8 million, or 18.0%, to $3.6 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to a reduction in fees from PayPal, a third-party payment processor, as a result of the transition of all sellers in eligible countries to Etsy Payments. Additionally, during the nine months ended September 30, 2017, $1.5 million of revenue was recognized in connection with our partnership with Google for our Google Shopping offering for Etsy sellers which was offset by $1.7 million of revenue recognized in the nine months ended September 30, 2016 from accumulated unused gift card funds received from our third-party service provider.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Cost of revenue	$86,323	$106,766	$20,443	23.7%
Percentage of total revenue	33.9%	35.0%
Cost of revenue increased $20.4 million, or 23.7%, to $106.8 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs, professional services expenses and depreciation and amortization expense related to capitalized web development projects. Cost of revenue increased as a percentage of revenue largely due to an increase in professional services expenses related to customer service support, a one-time payment received in the third quarter of 2016 from a third-party payment processor of $1.1 million, which reduced Etsy Payments cost in the prior year, and higher employee-related costs. Restructuring and other exit costs of $0.7 million associated with the Actions were included in cost of revenue for the nine months ended September 30, 2017.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Marketing	$51,788	$74,495	$22,707	43.8%
Percentage of total revenue	20.3%	24.4%
Marketing expenses increased $22.7 million, or 43.8%, to $74.5 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of increased spend on digital marketing related to buyer acquisition, and an increase in employee-related expenses for our marketing team, including $2.7 million of restructuring and other exit costs associated with the Actions.
Product development

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Product development	$38,967	$56,828	$17,861	45.8%
Percentage of total revenue	15.3%	18.6%
Product development expenses increased $17.9 million, or 45.8%, to $56.8 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of an increase in employee-related expenses in our product and engineering teams, additional expenses resulting from the acquisition of Blackbird in September 2016 and $3.2 million of restructuring and other exit costs associated with the Actions.
General and administrative

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
General and administrative	$63,555	$73,268	$9,713	15.3%
Percentage of total revenue	24.9%	24.0%
General and administrative expenses increased $9.7 million, or 15.3%, to $73.3 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by an increase in employee-related costs including $6.5 million of restructuring and other exit costs associated with the Actions.

Other (Expense) Income, net

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
Other (expense) income, net	$(405)	$20,393	$20,798	(5,135.3)%
Percentage of total revenue	(0.2)%	6.7%
Other income, net was $20.4 million in the nine months ended September 30, 2017 mainly due to a $27.0 million foreign currency gain, mainly the result of the significant change in Euro to U.S. dollar exchange rates on our intercompany debt, partially offset by $8.2 million of interest expense, including interest associated with the build-to-suit lease accounting related to our corporate headquarters.
Other expense, net was $0.4 million in the nine months ended September 30, 2016 mainly due to $4.8 million of interest expense, mainly comprised of interest on our corporate headquarters lease, partially offset by a $3.1 million foreign currency gain primarily the result of from the significant change in Euro to U.S. dollar exchange rates on our intercompany debt.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2016	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(22,238)	$23,051	$45,289	(203.7)%
Percentage of total revenue	(8.7)%	7.6%
Our income tax benefit and provision for the nine months ended September 30, 2017 and 2016 was $23.1 million and $22.2 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax benefit for the nine months ended September 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate, a discrete tax benefit for stock based compensation of $12.2 million, and a discrete tax benefit related to restructuring and exit costs of $3.8 million. The primary drivers of our income tax provision for the nine months ended September 30, 2016 was the tax expense related to our updated corporate structure of $12.2 million and the disallowance of the benefit of losses in certain foreign jurisdictions.
Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; acquisition-related expenses and restructuring and other exit costs. Below is a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Net (loss) income	$(2,399)	$25,802	$(8,518)	$37,050
Excluding:
Interest and other non-operating expense, net (1)	2,046	2,254	3,476	6,559
Provision (benefit) for income taxes	4,363	(12,562)	22,238	(23,051)
Depreciation and amortization (1)	5,786	7,022	15,620	20,620
Stock-based compensation expense (2)	2,975	5,832	9,008	14,756
Stock-based compensation expense—acquisitions	1,110	724	2,582	3,179
Foreign exchange gain	(1,337)	(8,069)	(3,071)	(26,952)
Acquisition-related expenses	512	—	512	—
Restructuring and other exit costs (3)	—	1,766	—	13,026
Adjusted EBITDA	$13,056	$22,769	$41,847	$45,187

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016. In the three and nine months ended September 30, 2016 and 2017 those amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Interest expense	$1,989	$2,384	$3,274	$6,752
Depreciation	822	819	1,369	2,457

(2)
$1.0 million and $2.6 million of restructuring-related stock-based compensation expense has been excluded from the three and nine months ended September 30, 2017, respectively, and is included in total restructuring and other exit costs below. See note (3). Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Cost of revenue	$288	$469	$738	$1,231
Marketing	229	447	628	1,419
Product development	1,234	2,180	3,117	6,253
General and administrative	2,334	4,425	7,107	11,665
Total stock-based compensation expense	$4,085	$7,521	$11,590	$20,568

(3)	Total restructuring and other exit costs included in the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Cost of revenue	$—	$5	$—	$699
Marketing	—	337	—	2,686
Product development	—	79	—	3,180
General and administrative	—	1,345	—	6,461
Total restructuring and other exit costs	$—	$1,766	$—	$13,026
Statement of Operations Line Items Excluding Restructuring and Other Exit Costs
In the second quarter of 2017, the Board of Directors approved plans to increase efficiency and streamline the Company's cost structure and improve focus on key strategic growth opportunities (the “Actions”). In this Quarterly Report, we discuss certain financial statement line items excluding restructuring and other exit costs, each a non-GAAP financial measure that represents the income statement line item adjusted to exclude restructuring and other exit costs incurred in the three and nine months ended September 30, 2017.
We have included these financial statement line items excluding restructuring and other exit costs because the Actions were unusual and do not necessarily reflect the ongoing trends in these financial statement line items. We believe that these non-GAAP measures can provide a useful measure for period-to-period comparisons of our business as they remove the impact of the Actions.
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	many of these costs were or will be settled in cash;

•	there is no certainty that restructuring and other exit costs will not recur; and

•	other companies, including companies in our industry, may adjust for similar items in a different manner, or may not exclude such charges, which reduces their usefulness as comparative measures.
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

The following table reflects the reconciliation of each affected GAAP line item of the consolidated statement of operations to the non-GAAP line item excluding restructuring and other exit costs for each of the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Restructuring and Other Exit Costs	Excluding Restructuring and Other Exit Costs	As Reported	Restructuring and Other Exit Costs	Excluding Restructuring and Other Exit Costs

	(in thousands)
Revenue	$106,380	$—	$106,380	$304,963	$—	$304,963
Cost of revenue	36,383	5	36,378	106,766	699	106,067
Gross profit	69,997	5	70,002	198,197	699	198,896
Operating expenses:
Marketing	23,520	337	23,183	74,495	2,686	71,809
Product development	16,958	79	16,879	56,828	3,180	53,648
General and administrative	22,094	1,345	20,749	73,268	6,461	66,807
Total operating expenses	62,572	1,761	60,811	204,591	12,327	192,264
Income (loss) from operations	$7,425	$1,766	$9,191	$(6,394)	$13,026	$6,632
Liquidity and Capital Resources
The following table shows certain key liquidity measures:

As of September 30, 2017
(in thousands)
Cash and cash equivalents	$260,288
Short-term investments	50,407
Accounts receivable, net	27,172
Net working capital	306,294
As of September 30, 2017, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future investments, working capital funding and general corporate purposes.
We invest in short-term instruments, including fixed-income funds and AAA-rated U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
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
Credit Facility
In May 2014, we entered into a $35.0 million senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders (“Credit Agreement”). In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement will mature in May 2019. The amended Credit Agreement includes a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. A description of the terms of the Credit Agreement is included in “Note 7—Debt” in our Annual Report on Form 10-K.

As of November 8, 2017, no amounts have been drawn under the credit facility.
Historical Cash Flows

	Nine Months Ended September 30,
	2016	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$29,850	$32,322
Investing activities	(111,990)	37,818
Financing activities	2,144	6,871
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform. Net cash provided by operating activities in each period presented has been influenced by changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities.
Net cash provided by operating activities was $32.3 million in the nine months ended September 30, 2017, as a result of the net income of $37.1 million, depreciation and amortization expense, stock-based compensation expense, foreign exchange gain and other non-cash charges of $24.0 million and changes in our operating assets and liabilities that used $28.8 million in cash.
Net cash provided by operating activities was $29.9 million in the nine months ended September 30, 2016, as a result of the net loss of $8.5 million, depreciation and amortization expense, stock-based compensation expense, amortization of deferred tax charge and other non-cash charges of $43.0 million and changes in our operating assets and liabilities that used $4.6 million in cash.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities and capital expenditures, including investments in website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash provided by investing activities was $37.8 million in the nine months ended September 30, 2017. This was primarily attributable to net sales of marketable securities of $49.7 million, mainly due to increased investments in instruments with shorter-term maturities classified as cash equivalents, as we continued to monitor interest rate changes. This increase was offset by $11.9 million in capital expenditures, including $8.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform, and $3.9 million for purchases of property and equipment.
Net cash used in investing activities was $112.0 million in the nine months ended September 30, 2016. This was primarily attributable to net purchases of marketable securities of $61.5 million, as we made a significant investment of our excess working capital into short-term marketable securities in the first quarter of 2016 with the implementation of our investment strategy, $42.6 million in capital expenditures, including $34.2 million for purchases of property and equipment, largely related to the build-out of our Brooklyn headquarters, and $8.4 million for website development and internal-use software and $7.9 million in cash paid to acquire Blackbird.
Net Cash Provided by Financing Activities
Our primary financing activities include financing of capitalized leases for computer equipment, proceeds from exercise of stock options, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease, and shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Net cash provided by financing activities was $6.9 million in the nine months ended September 30, 2017. This was primarily attributable to proceeds from the exercise of stock options of $21.9 million, partially offset by payments on capital lease obligations of $5.8 million, stock repurchases of vested RSUs withheld to satisfy tax obligations of $4.9 million and payments on our facility financing obligation of $4.3 million, related to our Brooklyn headquarters lease.

Net cash provided by financing activities was $2.1 million in the nine months ended September 30, 2016. This was primarily attributable to proceeds from the exercise of stock options of $7.8 million, partially offset by payments on capital lease obligations of $4.4 million, a deferred payment related to ALM of $0.6 million and stock repurchases of vested RSUs withheld to satisfy tax obligations of $0.6 million.
Off Balance Sheet Arrangements
As of September 30, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
In January 2017, we entered into a three-year contractual commitment to integrate and utilize a customer relationship management system with an aggregate future payment of $6.3 million. As of September 30, 2017, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $23.6 million and $23.8 million at December 31, 2016 and September 30, 2017, respectively. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017, compared to those discussed in the Annual Report, except as described below.

Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that may be subject to continued currency exchange rate risk. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $34.5 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We generated net income of $37.1 million for the nine months ended September 30, 2017 and incurred net losses of $29.9 million, $54.1 million, $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $130.7 million. Our net income in the nine months ended September 30, 2017 was principally due to a foreign currency gain on our intercompany debt resulting from the significant change in exchange rates during the period. We may not have the benefit of such gains in future periods. We may not achieve or maintain profitability in the future. Our operating expenses may increase if we increase our marketing efforts, expand our operations, hire additional employees and continue to invest in the development of our platform, including our Seller Services and tools and technological enhancements. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described in these Risk Factors.

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
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Seller Services;

•	the amount and timing of our operating expenses and the success of our cost-reduction activities;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of new services and features we introduce;

•	the impact of our investment in marketing;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our markets, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	our ability to recruit and retain employees;

•	any failure or delay in transitioning our new management team and any future management team changes;

•	the impact of the Actions that we implemented during the second quarter of 2017; and

•	the impact of our revised global corporate structure that was implemented on January 1, 2015.
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

•	lack of awareness of our policies;

•	changes to our policies that members of our community perceive as inconsistent with our values or that are not clearly articulated;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our markets;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our values and misson.
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
The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our markets and, therefore, reduce the number of visits to our markets. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. We are in the midst of a migration to a new customer relationship management (“CRM”) system that we believe will enable more personalized, dynamic and timely email communications and push notifications. If the CRM migration fails to achieve the expected results our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our markets. As online commerce and social networking evolve, we must continue to evolve our marketing tactics accordingly.
Our ability to recruit and retain employees is important to our success.
We strive to attract, retain and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission to keep commerce human. We cannot guarantee we will continue to attract and retain the employees we need to maintain our competitive position.
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
Filling engineering, product management and other technical positions in the New York City area is particularly challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.

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
During the second quarter of 2017, we commenced the Actions to increase efficiency, streamline our cost structure and improve focus on key strategic growth opportunities, through a combination of headcount reductions and reductions in internal program expenses and other actions. We expect the Actions to result in restructuring and other exit costs of $13.0 million to $14.3 million and $35 million in annualized cost savings, however, these estimated costs and benefits may vary materially based on various factors, including the timing of our execution of the Actions, potential employment or other claims and litigation, and changes in management’s assumptions and projections. Further, the Actions may make it more difficult for us to execute on our strategy and four key initiatives in a timely manner or at all. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in higher costs than we anticipate or our not realizing all, or any, of the anticipated benefits of these Actions.

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
Our vision is both global and local and we are focused on growing our business outside of the United States, particularly in Canada, United Kingdom, France, Germany and Australia. Although we have a significant number of Etsy sellers and Etsy buyers outside of the United States, we have limited experience developing local markets outside the United States and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
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
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and work toward our mission to keep commerce human. We may take actions that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:

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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our markets and Seller Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our markets could decline and the number of goods listed in our markets could decline. In addition, currency exchange rates may impact our business. For example, currency exchange rates may dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS. For the nine months ended September 30, 2017, approximately 85% of our GMS was denominated in U.S. dollars.
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
Like all online services, our platform is vulnerable to power outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members' personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.
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
We compete to attract, engage and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the extent to which our Seller Services can ease the administrative tasks that an Etsy seller might encounter in running her business, wherever she chooses to pursue commerce;

•	the global scale of our markets and the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	our seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business, including through Pattern or with a production partner;

•	our mobile apps;

•	the strength of our community; and

•	our values.

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
We also depend on the development and maintenance of the internet, cloud and mobile infrastructure, and increasingly rely on the availability, features, cost and reliability of third party service providers and platforms. For example, this includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products. We expect to migrate our data centers to the cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there may be an increased risk of downtime for our website and site delays, we may also need to divert engineering resources away from other important business operations, which could significantly harm our business.

Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our markets could significantly harm our business. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as security concerns. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain Etsy sellers and Etsy buyers could be adversely affected, which could harm our growth prospects and our business.
The growth of our business may strain our management team and our operational and financial infrastructure.
We have experienced rapid growth in our business, in the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers, and we plan to continue to grow in the future, both in the United States and abroad. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial and management controls and enhance our reporting systems and procedures. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to Etsy sellers and Etsy buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to Etsy sellers’ businesses. One or more states, the federal government or other countries are seeking to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. New legislation could adversely affect our business if industry or external efforts to oppose such legislation fails. For example, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could make selling in our markets less attractive. New legislation could also require tax to be included on items sold on Etsy, which could lead to increased prices and make our markets less attractive to current and prospective Etsy buyers.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2016, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $17.79 through November 6, 2017. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2017 (1)	106,892	$15.00	—	—
Aug 1 - 31, 2017	—	—	—	—
Sep 1 - 30, 2017 (1)	73,808	17.14	—	—
Total	180,700	$15.87	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated Compensation Program for Non-Employee Directors					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'					X
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

ETSY, INC.
Date: November 8, 2017	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)