Form 10-K
period 2017-12-31
ETSY INC
filed 2018-03-01
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,748,789,745.

The number of shares of common stock outstanding as of February 23, 2018 was 121,502,754.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Etsy, Inc.

Note Regarding Forward-Looking Statements
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K, (“Annual Report”), to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our financial performance and possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, cost-savings initiatives, new management team transition and plans, product capabilities, timing of new product releases, and potential future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Given these risks and uncertainties, you should read this Annual Report in its entirety and not place undue reliance on any forward-looking statements in this Annual Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We disclaim any obligation to update forward-looking statements.

PART I.

Item 1. Business.
Overview

Etsy is the global marketplace for unique and creative goods. We connect creative entrepreneurs with thoughtful consumers looking for items made by real people. Our mission is to “Keep Commerce Human.” Etsy was founded in June 2005 in Brooklyn, New York.
Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer a wide range of Seller Services and tools that are specifically designed to help creative entrepreneurs start, manage and scale their businesses.
Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else. Our goal is to encourage existing and potential buyers to visit the Etsy marketplace on “special” purchase occasions throughout the year. These special purchase occasions include shopping that reflects an individual's unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. They happen throughout the year when a buyer is decorating a home, dressing for an event, celebrating a special moment or buying a gift for someone special.

As of December 31, 2017, our marketplace connected 1.9 million active Etsy sellers to 33.4 million active Etsy buyers. Etsy buyers and sellers are located all over the world, and our six core geographic markets are the United States, United Kingdom, Canada, Australia, France, and Germany. We will continue to invest in these markets, as this is where we have our strongest concentration of both buyers and sellers, and continue to evaluate geographies in which to make strategic investments. There are currently more than 50 million items for sale across more than 50 retail categories on Etsy.com. In 2017, our marketplace generated $3.3 billion of Gross Merchandise Sales, (“GMS”), of which approximately 51% came from purchases made on mobile devices. In 2017, the top six retail categories based on GMS were: clothing and accessories, home and living, jewelry, craft supplies, art and collectibles, and paper and party supplies. We are a global company and 33% of our 2017 GMS was generated when the Etsy seller or Etsy buyer, or both, were located outside of the United States.

Our revenue is diversified, generated from a mix of marketplace activities and the services and tools we provide to Etsy sellers to help them start, manage, and scale their businesses. Marketplace revenue is comprised of the 3.5% transaction fee that an Etsy seller pays for each completed transaction and the $0.20 listing fee she pays for each item she lists (for up to four months) on Etsy.com. Seller Services revenue is comprised of the fees our sellers pay Etsy for our four paid services: Etsy Payments (formerly called Direct Checkout), our payment processing service; Promoted Listings, our on-site advertising service that allows sellers to pay for prominent placement of their listings in search results; Shipping Labels, which allows sellers in the United States and Canada to purchase discounted shipping labels; and Pattern by Etsy, a service that allows sellers to build custom websites. We generate additional revenue through our commercial partnerships.

Our Opportunity

We believe that the nature of commerce is continuing to evolve: more people are choosing to purchase goods online and many consumers are looking for unique items as an alternative to mass produced goods. According to eMarketer, a market research company, worldwide retail ecommerce sales are expected to be $2.3 trillion in 2017, up from $1.9 trillion in 2016. Further, eMarketer estimates that worldwide retail ecommerce will generate double-digit growth each year through 2021, and that worldwide retail ecommerce sales will reach $4.5 trillion by the end of 2021. (Source: eMarketer—Worldwide Retail Ecommerce Sales: eMarketer's Estimates for 2016-2021.) Within this retail ecommerce market, we believe that the market opportunity for “special” purchase occasions is significant. Special purchase occasions occur frequently throughout the year and span a wide variety of specific events and retail categories, including Etsy’s top six retail categories:

$600B
$400B
$200B
$0B
Clothing & Accessories
Home & Living
Jewelry
Craft Supplies
Art & Collectibles
Paper & Party Supplies
Category Rank (Etsy GMS)
#1
#2
#3
#4
#5
#6

2017 Estimated Annual Spend in Top Etsy Retail Categories and Core Geographies

We estimate that the online market size in these six retail categories, within our six core geographic markets (United States, United Kingdom, Canada, Australia, France, and Germany), represents a $155 billion dollar market opportunity and a $1.3 trillion market opportunity when offline is included.

Our Platform

Etsy leverages technology to connect people around the world through commerce. Our platform includes our marketplace, our Seller Services and tools, our passionate and engaged sellers and buyers, and our technology. Our commitment to transparency and integrity underpins our platform and establishes trust within our marketplace and our community.

Key Components of Our Platform

Our Marketplace

Our marketplace, Etsy.com, is where thoughtful buyers come to discover a broad selection of unique goods that are hard to find elsewhere. In a world of increasing automation and commoditization, Etsy celebrates creativity and human interaction.
We believe our marketplace is characterized by several unique qualities, including:

•
Unique Products: Our marketplace boasts a large assortment of handmade, vintage, and craft supply products from all of the world. There are currently more than 50 million items listed across more than 50 retail categories. We intend to continue to invest in our search and discovery capabilities to help buyers efficiently find the unique items they are seeking and to create a more immersive and engaging discovery experience on Etsy.com.

•
Global Reach: Etsy’s six core geographic markets are the United States, United Kingdom, Canada, Australia, France, and Germany, and there are people using our platform to buy and sell in nearly every country in the world. Our platform makes it easy for Etsy buyers and Etsy sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, promoted listings, and conversations between Etsy buyers and Etsy sellers. Our payments platform makes it easy for Etsy sellers to offer Etsy buyers a wide range of payment options. In 2017, 35% of Etsy sellers were located outside the United States, and 33% of our GMS was generated between an Etsy seller, Etsy buyer, or both, located outside of the United States.

•
Organic Traffic Base: We’ve built a loyal, global base of buyers on the platform without significant investment in acquisition marketing until 2013, eight years after being founded. Unlike many other ecommerce companies, the vast majority of visits to Etsy.com came through organic channels. In fact, approximately, 88% of visits in 2017 were from organic sources, including a large portion from buyers visiting Etsy.com directly as well as from non-paid channels such as search, social, email, and push notifications.

•
Connection Between Buyers and Sellers: We believe that human connection is central to buyer engagement. Etsy buyers and Etsy sellers use the Conversations tool on our platform to communicate directly about their orders; to request custom goods or personalization of goods; or simply to have a conversation about the product. The ability to have items custom-made or personalized means that buyers can find special items that they can’t find anywhere else. We also encourage engagement between Etsy buyers and Etsy sellers in a variety of other ways, such as through sharing reviews on social media or connecting offline through the Etsy Local feature on our mobile app.

•
Connected Experience Across all Devices: We want to engage Etsy buyers wherever they are and to provide an enjoyable and accessible shopping experience no matter how they come to Etsy. Our Etsy.com website and iOS and Android mobile apps include search and discovery, curation, personalization and social shopping features. We offer a connected experience through each channel, desktop, mobile web, and mobile app, to help ensure that no matter what device our buyers use they will have the best possible experience. To optimize our mobile experience, we use deep linking to automatically transition Etsy buyers from mobile web to the mobile app when they tap specific banners within our mobile web experience. Buyers can sign-up and sign-in to Etsy through Facebook and Google and our payment options include credit cards, debit cards,

PayPal, Google Wallet, Apple Pay and others. Our mobile apps have been downloaded approximately 50 million times as of December 31, 2017.

•
Buyer Intent; People Come to Etsy to Browse and be Inspired: Our platform is designed to provide a personalized search experience to Etsy buyers, adjusting in real time based on transaction data and previous browsing history. A large portion of our buyers come to Etsy not in search of a specific item, but to browse and be inspired. We are continuing to build more sophisticated algorithms that allow us to deliver more personalized results to our buyers, utilizing browse and transaction data to surface items they didn't know they wanted. In 2017, we launched a number of products to enhance search, including context specific search ranking and guided search. All of this helps bring fun to the discovery and shopping experience. We believe we have several opportunities to further enhance our search and discovery capabilities and plan to leverage our machine learning technology to deliver an even more personalized shopping experience.

Our Seller Services and Tools

Seller Services and tools help Etsy sellers start, manage, and scale their businesses. In addition to driving incremental revenue streams to Etsy, our Seller Services play a key role in reducing friction in sales conversions and in driving velocity and growth in our marketplace, which supports healthy GMS growth.

Use of Seller Services in 2017
Our four paid Seller Services are: Etsy Payments, Promoted Listings, Shipping Labels and Pattern. We launched our first Seller Service in late 2011 and in 2017 Seller Services revenue grew 28.7%, and represented 58.6% of our total revenue, up from 55.0% in 2016. In 2017, 54.3% of active sellers used at least one of our four paid Seller Services versus 51.7% in 2016:

•
Etsy Payments (formerly called Direct Checkout). Etsy Payments enables sellers to accept various forms of payment such as credit cards, debit cards, PayPal, Google Wallet, Apple Pay and Etsy Gift Cards. Once an Etsy buyer makes payment, the Etsy seller receives the funds in her own bank account and in her local currency. As of December 31, 2017, Etsy Payments was available in 36 countries and 12 currencies. As of May 2017, nearly all sellers in countries where Etsy Payments is available were required to use the service. Pricing is calculated at 3-4% of total transaction value plus an additional flat fee ranging from $0.20 - $0.51, charged in local currency. Etsy Payments is our largest Seller Services revenue stream and during 2017, 49.9% of active sellers used Etsy Payments up from 45.5% in 2016, and 85% of total GMS flowed through Etsy Payments in 2017, up from 78% in 2016.

•
Promoted Listings. Promoted Listings enable Etsy sellers to pay a cost-per-click based fee to feature and promote their goods in our marketplace in search results generated by Etsy buyers. This service allows Etsy sellers to target Etsy buyers who are specifically searching for goods similar to those she offers for sale. Promoted Listings is our second largest Seller Services revenue stream and during 2017, 15.0% of active sellers used Promoted Listings down from 15.9% in 2016. In 2017, we enhanced Promoted Listings with new ad inventory on all devices (desktop, mobile app and mobile web). With this additional inventory and enhanced algorithms we saw higher click-through rates, which led to accelerated year-over-year revenue growth for this service.

•
Shipping Labels. This service allows sellers in the United States and Canada to purchase discounted United States Postal Service, FedEx and Canada Post shipping labels through our platform. The ability to print the shipping labels at home reduces the cost and time it takes Etsy sellers to ship items to Etsy buyers, reduces the chance for administrative error through features such as auto population of shipping addresses, and automatically provides tracking information and shipping notifications to buyers. Shipping Labels is our third largest Seller Services revenue stream and during 2017, 28.1% of active sellers in the United States and Canada used Shipping Labels up from 26.3% in 2016.

•
Pattern. With Pattern, Etsy sellers can create their own custom websites with unique domain names within minutes. Pattern imports listings and content from Etsy shops, syncs inventory and orders, and utilizes our Etsy Payments and Shipping Label services. In 2017, we began allowing sellers to sell items or services on their Pattern website that don't follow the handmade and vintage guidelines within our Etsy.com marketplace. Sellers may use Pattern for free for the first 30 days, then they are charged $15/month, plus transaction and payment processing fees, and Shipping Label fees, if they choose to use this service. Pattern is our smallest Seller Services revenue stream and, during 2017, 2.5% of active sellers used Pattern, consistent with 2016.

We believe we can grow Seller Services revenue three ways: expand the utility of existing Seller Services, expand the geographic reach of existing Seller Services, and launch new Seller Services offerings. In addition to our paid Seller Services, we provide a wide range of tools and educational resources to give Etsy sellers the support they need to manage the administrative side of their businesses. According to our bi-annual seller survey, most recently conducted in 2016, for every hour that an Etsy seller spends making her products, she spends almost another hour doing business-related tasks, including inventory management, marketing, shipping, customer service and accounting. Our tools and educational resources help manage these administrative burdens.

•
Seller Tools. We offer a variety of free tools to Etsy sellers, including marketing tools such as our Google Shopping tool, sales and promotions tool, and social media tool, which help sellers with their marketing needs and allow them to stand out on and off the Etsy platform. Through a partnership with Intuit, sellers in the United States and the United Kingdom can simplify their accounting and bookkeeping. Our Shop Manager dashboard, which we launched in 2017, serves as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics and have conversations with their customers across all of their Etsy shops.

•
Education. We provide extensive educational resources to teach Etsy sellers how to start, manage and scale their businesses on our platform, including blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums and insights from Etsy.com support teams. In addition to our resources, Etsy sellers connect through self-organized Etsy Teams to build personal relationships with other Etsy sellers, collaborate, educate and support each other as they build their independent creative businesses. Currently, over 15,000 Etsy Teams have formed around the world.

Etsy’s focus on supporting our sellers in starting, managing and scaling their businesses strengthens our marketplace and positions it for continued growth. When our sellers succeed, Etsy succeeds.

How an Etsy Seller Spends Her Time	2016 seller survey

Our Passionate and Engaged Sellers and Buyers
Etsy Sellers
We serve creative entrepreneurs around the world who choose to pursue their passions, offering them a global base of millions of buyers and a cohesive suite of services and tools. Etsy sellers range from hobbyists to professional merchants, and have a broad range of personal and professional goals. Our 2016 seller survey found that 60% of Etsy sellers are multi-channel sellers and on average Etsy is their primary source of sales.
According to the 2016 seller survey:

•	87% identify as women;

•	73% consider their Etsy shop to be a business;

•	97% run their shops from their homes;

•	81% aspire to grow their sales in the future; and

•	62% started their Etsy shop as a way to supplement income.

In addition to our 2016 seller survey, we conducted a separate survey of our top decile sellers in 2017. Key findings included that 95% of our top decile sellers intended to remain with Etsy for the next 12 months.
According to a McKinsey Global Institute study, 20-30% of the working-age population, or up to 162 million people, currently engage in independent work in the U.S. and E.U.-15. The study notes that if all individuals pursued their preferred working style, the number of independent workers could grow to up to 268 million. (Source: McKinsey Global Institute - Independent work: Choice, Necessity, and the Gig Economy). We believe that our base of Etsy sellers reflects these changing dynamics. Our 2016 seller survey found that 33% of Etsy sellers were pursuing their creative business as their sole occupation, up from 30% in our 2014 seller survey.

Etsy Sellers

Etsy Buyers
In a 2016 survey of Etsy.com buyers, 91% of buyers agreed that Etsy offers products they cannot find anywhere else. Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. Etsy buyers can also purchase customized items and craft supplies from Etsy sellers. By shopping on Etsy.com, Etsy buyers are supporting creative entrepreneurs in their local communities and around the world.

•	Repeat purchases demonstrate the loyalty of Etsy buyers. In 2017, approximately 39.6% of our active buyers made purchases on two or more days in the previous 12 months.

Active Buyers by Purchase Type
Unlike many other ecommerce companies, the vast majority of visits come to Etsy from organic channels. In 2017, 88% of visits came to Etsy.com from an organic source, including a large portion from buyers visiting Etsy.com directly as well as from non-paid channels such as search, social, email, and push notifications. A visit represents activity from a unique browser or mobile app. A visit ends after 30 minutes of inactivity.

Visits Contribution by Source Type

Etsy Seller & Buyer Retention
Our active sellers and active buyers remain so for multiple years. For example, 31.8% of active sellers and 38.7% of active buyers as of December 31, 2014 continued to be active sellers and active buyers through their fourth year on the platform and 31.5% of active sellers and 41.1% of active buyers as of December 31, 2013 continued to be active sellers and active buyers through their fourth year on the platform. In addition, as of December 31, 2017, 17.7% of active sellers have been selling on Etsy for more than four years. Likewise, as of December 31, 2017, 21.8% of active buyers have been Etsy buyers for more than four years.

Cohorts of 2014, 2013, 2012 and 2011 Active Sellers and Active Buyers
See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Growth and Retention of Active Sellers and Active Buyers” for more information.
Our Technology

The Etsy marketplace enables the millions of Etsy sellers and Etsy buyers to smoothly transact across borders, languages and devices. We believe our experienced engineering team is at the forefront of the software engineering practice of continuous deployment. We update the code that runs the Etsy website as often as every 20 minutes, and as many as 70 times per day. To enhance the performance of our platform, we collect and analyze a large volume of data. For example, we currently capture more than one billion user-generated events every day to produce personalized recommendations, improve our search experience and test features on our site.

In 2017, we increased the velocity of experiments focused on Etsy.com, and the rate at which we are going from idea, to experiment, to test, to launch has significantly increased compared with prior years.

Our machine learning and machine translation technologies play an important role in making it easy for Etsy sellers and Etsy buyers to connect across our platform even if they don’t speak the same language. We translate listings within our marketplace into 10 languages, significantly increasing the inventory available to non-English speaking Etsy buyers and giving Etsy sellers access to a truly global audience. We also translate conversations and reviews and are applying machine translation to translate Promoted Listings. We are also leveraging our machine learning technology to advance our search capabilities and enable shoppers to more easily browse, filter for and buy that perfect item.

In December 2017, we announced our Google Cloud partnership, an initiative that will transition our marketplace and infrastructure to the Google Cloud Platform, enabling our technology team to focus on strategic initiatives, enhance site performance, and improve engineering efficiency. Google's infrastructure will also enable us to better prioritize technologies like machine learning to personalize the user experience on Etsy. We expect the transition to Google Cloud Platform to be complete within the next two years.

We strive to offer our sellers and buyers an engaging experience, regardless of the device they choose to use to engage with us. Our mobile website and our “Buy on Etsy” mobile app for Etsy buyers, which we developed to keep Etsy buyers engaged wherever they are, include search, discovery, curation, personalization and social shopping features, optimized for the mobile experience. Additionally, our “Sell on Etsy” mobile app helps the Etsy seller operate her shop and manage orders.

For the year ended December 31, 2017 approximately 66% of our visits and approximately 51% of our GMS were generated on a mobile device. This is up compared with 2016, during which 64% of our visits and 48% of our GMS were generated on a mobile device. We are focused on increasing conversion rates in general; however, we are particularly focused on mobile web, which accounted for 46% of our overall visits in 2017 up from 45% in 2016, and continued to be the largest driver of both overall visits growth and mobile GMS growth. Mobile web conversion rate is about half the conversion rate on desktop and the conversion rate on mobile Buy on Etsy app is about 1.2x the desktop conversion rate. Therefore, if mobile web visits continue to grow as a percentage of overall visits, it could be a headwind to future conversion rate gains.

Commitment to Integrity and Transparency

Members of our community rely on us to maintain a trusted marketplace. Our policies are designed to encourage transparency and clearly outline the rights and responsibilities of Etsy sellers and Etsy buyers participating on our platform. Most fundamentally, we require that goods listed in our marketplace be handmade, vintage or craft supplies. In 2017, we updated and clarified our policies on Etsy.com to, among other things, make it easier for Etsy sellers and buyers to understand how we define handmade.

Transparency within our community helps to support our trustworthiness. For example, we publish an annual report that details progress toward our ideals and shares our hopes for the years to come. We also annually report statistics regarding shops that do not meet our guidelines or which list items that are alleged to infringe third party rights. In 2017, we closed 4,494 Etsy.com shops that were subject to repeat notices of intellectual property infringement and closed 316,801 Etsy.com accounts for non-IP policy violations.

We strive to give the Etsy buyer comfort that she is purchasing goods from a shop that adheres to certain principles. Etsy buyers have a high degree of insight into Etsy sellers’ business practices. Our policies ask Etsy sellers to be transparent about themselves, their businesses and the goods they sell. We also have dedicated teams and sophisticated tools to help enforce our policies. For example, our Integrity team uses a combination of machine learning, automated systems and community-generated flags to review items and shops that may violate our policies. Our Trust and Safety team helps to prevent and detect fraud through human review and automated tools and algorithms. We also recognize that sometimes transactions don’t go as planned. When that happens, our online Case System provides a way for Etsy sellers and Etsy buyers to communicate with each other to resolve disputes.  In 2017, 0.3% of orders resulted in a case.

We also establish trust by emphasizing the person behind every transaction. We deepen connections between Etsy sellers and Etsy buyers through our direct communication tools, seller stories on our website and apps and in-person events, highlighting personal relationships as a key part of the Etsy experience. For example, Etsy sellers are encouraged to share their stories to reach Etsy buyers on our platform and on social media. The trustworthiness of our marketplace and the connections among people in our community are cornerstones of our business.

Our Strategy

Our strategy is focused on growing our Etsy.com marketplace in our six core geographies and owning special purchase occasions – style, gifting and celebrations – throughout the year. We believe that buyers shop for special occasions many times throughout the year, so our goal is to have them think of Etsy more often and return to our marketplace more frequently. We aim to empower our passionate community of 1.9 million sellers to compete and win against mass retailers for special shopping occasions.

In May 2017, we appointed Josh Silverman as our Chief Executive Officer and Rachel Glaser as our Chief Financial Officer, and in July 2017, we appointed Mike Fisher as our Chief Technology Officer.  Since joining us, our new management team has sought to sharpen our focus on key initiatives and realign our internal resources to pursue the highest growth opportunities in order to deliver value to our stakeholders.  As part of this realignment, we identified and began implementing the following four key initiatives to help us execute on our new strategy:

•
Improving trust and reliability: Since our sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for its trust and reliability throughout the buying experience. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available in our marketplace and in the overall Etsy experience. In 2017, we improved buyer confidence with the launch of several new products including a Best Seller badge, a structured return policy for sellers, and Multishop Checkout, among others.

•
Enhancing search and discovery: With over 50 million items listed on Etsy.com that don’t map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that surfaces the right product to the right buyer at the right time in order to drive conversion and buyer satisfaction. By utilizing artificial intelligence and machine learning we can help buyers more easily browse, filter and find the item they desire. Throughout 2017, we continued to make more enhancements to improve the search and discovery experience in our marketplace. We launched Context Specific Search Ranking (“CSR”), which leverages transactional and user data to create a more personalized search experience and Guided Search which helps buyers narrow search results through suggested search reformulations. Also, we launched scarcity badges to alert buyers when items are only available in limited quantities. Scarcity badges reinforce the specialness of our marketplace, and we believe there is significant room for continued optimization with these kinds of buyer nudges.

•
Building world-class marketing capabilities: We need outstanding marketing capabilities to amplify the voice and relevance of our sellers, and to get buyers to come back to Etsy.com more often. We believe we can do a better job of integrating our performance marketing efforts with the efforts of our sellers to potentially unlock additional marketing synergies. In 2017, approximately 88% of our visits came to us through organic channels such as direct, search engine optimization, email, and push notifications, and we see an opportunity to optimize these free traffic sources. For example, we have been in the process of migrating our e-mail system to a new customer relationship management (“CRM”), system to allow us to send more personalized and targeted emails to buyers. We believe these efforts will allow Etsy to stay top of mind with buyers and encourage them to come back more frequently. Additionally, we continue to invest in marketing to drive higher return-on-investment (“ROI”) from our paid marketing efforts. Our largest paid marketing channel is digital acquisition marketing in which we invest primarily in Google product listing ads and search engine marketing.

•
Providing best-in-class Seller Services and tools: Finally, we seek to provide sellers with best-in-class paid Seller Services and free tools. These resources address the numerous administrative tasks that our sellers face while running their businesses and provide educational materials to help them capitalize on growth and efficiency opportunities. Throughout 2017, we introduced several new tools to help sellers run sales and promotions, offer free shipping, share their items on social media and assess the health and potential of their businesses. Leveraging our new sales and promotion tool, which allows sellers to create sales and run promotions for items in their shop, we held our first-ever site-wide sales over Labor Day and Cyber Monday, which gave buyers a reason to think of Etsy during additional shopping occasions.

Our Mission, Values, and Impact Strategy

Mission
Etsy’s mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. This is what makes Etsy and our marketplace distinct from mass retailers. Our mission guides our daily decisions, sets the path for our long-term success and reinforces our commitments to a positive social, economic and environmental impact.
Values
Etsy's values help ensure that our actions align with our mission and define our expectations, behaviors and accountability towards one another, our community and our stakeholders. We are conducting a review process to ensure that our values continue to meet these ideals. Our current values are:
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
Impact Strategy
Etsy’s impact strategy focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social and environmental efforts.We believe that aligning our impact strategy with our core business will lead to positive outcomes. We aim to create more economic opportunity for sellers, greater diversity in our workforce and build long-term resilience by reducing our carbon footprint. We believe that consumers are demanding more of the businesses they support and that the companies best positioned to succeed will build win-win solutions that are good for people, the planet and profit.The alignment of our mission, values, and impact strategy alongside our business strategy is critical to growing sustainably and positioning us for continued success.

For 2018, we have set key performance indicators (“KPIs”) in order to measure our impact progress.
Our Team

We pride ourselves on our action-oriented, values-based and purpose-driven work culture. Etsy’s employees work hard to bring innovative ideas and energy every day to strengthen the experience for sellers and buyers on Etsy.com. As of December 31, 2017, we had 744 employees worldwide, with 452 employees located in our headquarters in Brooklyn, New York. Of those employees, we had 237 in engineering, 97 in product, 161 in member operations, 102 in marketing and 147 in facilities, IT and other corporate teams.
We focus on maximizing our employees’ engagement, and their professional and personal well-being.
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
We believe that a diverse workforce makes us a better company, and we strive to create opportunities for underrepresented groups to join, thrive and advance at Etsy. As part of our impact strategy, we have implemented new recruiting guidelines that are intended improve diversity at all levels of our company. As of December 31, 2017, 55% of employees identified as women. As of December 31, 2017, 60% of managers and 38% of product, engineering and technical operations employees identified as women. We are committed to improving the diversity within our workforce, and we publish an annual report that details our progress toward this goal.

Competition
We compete for Etsy sellers with both retailers and companies that sell software to small businesses. An Etsy seller can list her goods for sale with online retailers or sell her goods through local consignment and vintage stores and other venues and marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform. We are able to compete for Etsy sellers based on our brand awareness, the global scale of our marketplace and the breadth of our online presence, the number and engagement of Etsy buyers, our Seller Services, our seller education resources and tools, our policies and fees, our mobile apps, the strength of our community and our values.
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
Intellectual Property
Protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, primarily including trade secret, copyright and trademark laws and to a lesser extent patent laws, in the United States and abroad, and we use confidentiality procedures, defensive licensing, non-disclosure agreements, invention assignment agreements and other contractual rights to protect Etsy and our intellectual property.
While we have obtained or applied for patent protection for some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. We file patents and register domain names, trademarks, copyrights and service marks in the United States and abroad. We also rely upon unregistered copyrights and common law protection for certain trademarks.
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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), and file or furnish reports, proxy statements and other information with the Securities and Exchange Commission, (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge on our website at investors.etsy.com as soon as reasonably practicable after we have filed or furnished them to the SEC. The information on our website is not incorporated into this Annual Report and investors should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com or by calling (347) 382-7582.

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

For a summary of our financial information by geographic location, see “Note 14—Segment and Geographic Information ” in the Notes to Consolidated Financial Statements. For information regarding our product development expenditures in the last three fiscal years, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” For information regarding classes of products or services that accounted for 10% or more of consolidated revenue in the last three fiscal years, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and the other information in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial performance and growth could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We generated net income of $81.8 million and incurred net losses of $29.9 million and $54.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $96.3 million. A significant portion of our net income in the year ended December 31, 2017 was due to an income tax benefit from the impact of the U.S. Tax Cuts and Jobs Act of 2017 and a foreign currency gain on our intercompany debt. We may not have the benefit of such gains and may not be profitable in future periods. In addition, our costs may increase as we continue to invest in the development of our platform, including our Seller Services and tools and technological enhancements, and potentially increase our marketing efforts, expand our operations and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

Further, our revenue growth rate may continue to decelerate in the future for a number of reasons, including the deceleration of our GMS growth rate. For further information about the rate of revenue and GMS growth, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior quarterly or annual periods as an indication of our future performance.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Seller Services;

•	our ability to convert visits to Etsy.com into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of product launches, including new services and features we may introduce;

•	the success of our marketing efforts;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our marketplace, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	our ability to recruit and retain employees;

•
the impact and success of the actions that we implemented during the second quarter of 2017 to increase efficiency, streamline our cost structure and improve our focus on key strategic growth opportunities; and

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

If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance and growth could be adversely affected.

In 2017, we introduced a new business strategy. Our ability to execute our strategy is dependent on a number of factors, including our ability to maintain the increased pace of product experiments coupled with the success of such initiatives and introduce offerings that meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high-level. In addition, the headcount reductions and the voluntary attrition we experienced in 2017 may make it more difficult for us to effectively implement our strategy.  If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
Our business, financial performance and growth depends on our ability to attract and retain an active and engaged community of Etsy sellers and Etsy buyers.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active sellers and active buyers. For example, our revenue is driven by the number of active sellers and seller engagement, as well as the number of active buyers and buyer engagement. We must continue to encourage Etsy sellers to list items for sale and use our Seller Services. We must also encourage buyers to return to Etsy and purchase items in our marketplace more frequently.
We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, they may stop listing items in our marketplace and using our Seller Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional marketing expense.
Even if we are able to attract new Etsy sellers and Etsy buyers to replace the ones that we lose, they may not maintain the same level of activity, and the revenue generated from new Etsy sellers and Etsy buyers may not be as high as the revenue generated from the ones who leave our marketplace. If we are unable to retain existing Etsy sellers and Etsy buyers and attract new Etsy sellers and Etsy buyers who contribute to an active community, our business, financial performance and growth would be harmed.
Additionally, the demand for the goods listed in our marketplace is dependent on consumer preferences which can change quickly and may differ across generations and cultures. If demand for the goods that Etsy sellers offer declines, we may not be able to attract and retain Etsy buyers and our business would be harmed. Trends in socially-conscious consumerism and buying unique rather than mass produced goods could also shift or slow which would make it more difficult to attract new Etsy sellers and Etsy buyers. Our growth would also be harmed if the shift to ecommerce does not continue.

Our ability to recruit and retain employees is important to our success.
Our ability to attract, retain and motivate employees, including our management team, is important to our success. We strive to attract, retain and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the employees we need to maintain our competitive position.
Some of the challenges we face in attracting and retaining employees include:

•	negative perceptions based on recent headcount reductions or changes in senior management;

•	perceived uncertainties as to our commitment to our mission, values and culture;

•	negative perceptions based on our history of decelerating GMS growth and ability to accelerate in the future;

•	engagement levels among existing employees and their work-life balance;

•	the ability to attract and retain qualified employees who support our mission and share our values;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values.
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
In the second quarter of 2017, we experienced a number of changes to our senior management team and effected headcount reductions globally. These changes may have impacted employee morale and led, and may continue to lead, to higher rates of voluntary attrition compared to prior years. If we are unable to retain and attract qualified employees, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
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
We have built a trusted marketplace that embodies our values-based culture and continue to focus on ensuring that we deliver trust and reliability throughout the buyer experience on Etsy.com. Our reputation depends upon our Etsy sellers, their unique offerings and their adherence to our policies.
The trustworthiness of our marketplace and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us, our platform or our policies and guidelines, even if factually incorrect or based on isolated incidents;

•	an inability to gain the trust of prospective buyers;

•
disruptions or defects in our marketplace, such as the increased pace of product experimentation, privacy or data security breaches, site outages, payment disruptions or other incidents that impact the reliability of our platform;

•	lack of awareness of our policies;

•	changes to our policies that members of our community perceive as inconsistent with our values or that are not clearly articulated;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplace;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our values and mission.
If we are unable to maintain a trustworthy marketplace and encourage connections among members of our community, then our ability to attract and retain Etsy sellers and Etsy buyers could be impaired and our reputation and business could be adversely affected.
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of Etsy sellers and Etsy buyers, our business, financial performance and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features and services and, since May 2017, have significantly increased the pace of product experiments. Etsy sellers and Etsy buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs. Additionally, as we experiment with new offerings or changes to our platform, Etsy sellers and Etsy buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity or our failure to market them effectively.
New offerings may not drive increases in revenue, may require substantial investment and planning and may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy Etsy sellers and Etsy buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than existing offerings and our revenue from the new offerings may not be enough to offset the cost of developing them, which could adversely affect our business, financial performance and growth.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplace and Seller Services and tools is important to our ability to attract and retain Etsy sellers and Etsy buyers. One of our key initiatives is to build world-class marketing capabilities to amplify the voice and relevance of our sellers, and to get buyers to purchase more often. Generating a meaningful return on our investments in marketing initiatives may be difficult.

The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications and email. We obtain a significant number of visits via search engines such as Google, Bing and Yahoo!. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. In addition, ongoing privacy regulatory changes may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. We are in the midst of a migration to a new customer relationship management, (“CRM”), system that we believe will enable more personalized, dynamic and timely email communications and push notifications. If the CRM migration fails to achieve the expected results our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.
We have experienced a number of changes to our senior management team. If we are unable to effectively transition and integrate our new executive officers and implement our business strategy, our business and financial performance could be adversely impacted.
Our Chief Executive Officer and Chief Financial Officer joined Etsy in May 2017 and, in July 2017, we hired a new Chief Technology Officer. In light of these and other changes, several members of our senior management team are relatively new to Etsy. The execution of our business strategy and our financial performance will depend in significant part on our senior management team and key team leaders. If there is any failure or delay in transitioning or integrating our new management team, if they are unable to execute our business strategy and four key initiatives, or if our business strategy and four key initiatives prove to be ineffective, then our business and financial performance could be adversely impacted.
If the mobile solutions available to Etsy sellers and Etsy buyers are not effective, the use of our marketplace could decline.
Purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers using our mobile apps for the optimal mobile experience. Visits to our marketplace through a mobile website may not convert into purchases as often as visits made through our mobile app or through desktop, which could result in less revenue for us. Additionally, conversion rates may slow or stall, which could also have a negative impact on GMS and revenue.
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
If Etsy sellers and Etsy buyers encounter difficulty accessing or using our platform on their mobile devices, or if they choose not to use our platform on their mobile devices, our business, financial performance, and growth may be adversely affected.

Expanding our community outside of the United States is part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed.
Our vision is both global and local and we are focused on growing our business outside of the United States. Although we have a significant number of Etsy sellers and Etsy buyers outside of the United States, we have limited experience developing local markets outside the United States and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
Despite our execution efforts, the goods that Etsy sellers list on Etsy.com may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy brand as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to Etsy.com from Etsy buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that a most of the goods listed on our platform are denominated in U.S. dollars.
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems.
Our success outside the United States depends upon our ability to attract Etsy sellers and Etsy buyers from the same countries in order to enable the growth of local markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop Etsy's community globally or to otherwise grow our business outside of the United States on a cost-effective basis could adversely affect our GMS, revenue and operating results.
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
Continued expansion outside of the United States may also require significant financial investment. These investments are expected to include seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses.
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
Etsy buyers primarily pay for purchases using Etsy Payments or PayPal. In the United States and other countries where Etsy Payments is available, Etsy Payments enables our sellers to accept various forms of payments such as credit cards, debit cards, PayPal, Google Wallet, Apple Pay and Etsy Gift Cards. Etsy Payments is our largest Seller Services revenue stream, and nearly all sellers in the 36 countries where Etsy Payments is available are required to use the service.
We rely on third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business could be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, a third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Etsy Payments, which required Etsy to develop a short-term manual solution. If a third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop listing new items for sale or even close their accounts altogether.
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
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules could lead to increased fees for Etsy or Etsy sellers, which may negatively impact Etsy Payments usage and our marketplace.
If sensitive information about members of our community is misused or disclosed, or if we or our third-party providers are subject to cyber attacks, members of our community may curtail use of our platform, we may be exposed to liability and our reputation could suffer.
Like all online services, our platform is vulnerable to power outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members' personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we may, and have in the past, experienced security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers.

We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to some confidential and sensitive member data. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our members' data may be improperly accessed, used or disclosed.
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing Etsy sellers and Etsy buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face potential liability, regulatory investigation, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business and our reputation for maintaining a trusted marketplace.
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
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and work toward our mission to “Keep Commerce Human.” We may take actions that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial performance. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:

•	we may choose to prohibit the sale of items in our marketplace that are inconsistent with our policies even though we could benefit financially from the sale of those items; or

•
we may choose to revise our policies in ways that we believe will be beneficial to our community in the long term even though the changes may be perceived unfavorably, such as updates to the way we define “handmade.”

Until recently, we were a Certified B Corporation. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. In 2017, we relinquished our Certified B Corporation status when we chose not to convert from a C Corporation to a public benefit corporation under Delaware law, one of B Lab’s requirements for continued certification. If this change in status creates a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, our reputation could be harmed. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our marketplace and Seller Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may impact our business. For example, currency exchange rates may dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS. For the year ended December 31, 2017, approximately 85% of our GMS was denominated in U.S. dollars.

Natural disasters and other adverse weather and climate conditions, public health crises, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. For example, when Hurricane Sandy struck New York in October 2012, our headquarters in Brooklyn was closed for five days. In addition, hurricanes and other natural disasters are likely to impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplace. These events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
We face intense competition and may not be able to compete effectively.
Our industry is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain Etsy sellers and Etsy buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for Etsy sellers with both retailers and companies that sell software and services to small businesses. In addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Bigcommerce and Shopify.
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
We compete to attract, engage and retain Etsy buyers based on many factors, including:

•	the breadth of unique goods that Etsy sellers list in our marketplace;

•	the ease of finding the special item a buyer is looking for;

•	our brand awareness;

•	the person-to-person commerce experience;

•	our reputation for trustworthiness;

•	our mobile apps;

•	ease of payment; and

•	the availability and reliability of our platform.
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
For example, Etsy sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card practices, we could be held liable for orders placed through Etsy Payments with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give the option of paying with credit cards if we fail to follow payment card industry data security standards or payment card association rules or fail to limit fraudulent transactions conducted in our marketplace.
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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (“FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, in December 2017, the FCC voted to repeal those rules. This repeal may make it more difficult or costly for many small businesses such as our community of sellers, as well as our buyers, to access our platform and may result in increased costs for us, which could significantly harm our business, and the millions of microbusinesses that utilize our platform. We, along with other companies and public interest groups, intend to challenge this repeal in the courts, but these efforts may not be successful and may be costly. Outside of the United States, government regulation of the internet, including data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality and rules related to security, privacy or national security may impede Etsy and our users. As a result, we could face regulatory challenges or discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
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
We also depend on the development and maintenance of the internet, cloud and mobile infrastructure, and increasingly rely on the availability, features, cost and reliability of third-party service providers and platforms. For example, this includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products.
Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our marketplace could significantly harm our business. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as security concerns. Our efforts to update our infrastructure may not be successful or may take longer than anticipated. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain Etsy sellers and Etsy buyers could be adversely affected, which could harm our growth prospects and our business.

We will rely on Google Cloud for a substantial portion of our computing, storage, data processing, networking, and other services. Any disruption of or interference with our use of the Google Cloud operation would adversely affect our business, financial performance and growth.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we are in the process of migrating our data centers to Google Cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there may be an increased risk of downtime for our website and site delays, and we may also need to divert engineering resources away from other important business operations, which could significantly harm our business and growth. Additionally, if the costs to migrate to Google Cloud are greater than we expect or take significantly more time than we anticipate, our business could be harmed,
Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on internet service providers and online commerce, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
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

Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Furthermore, the circumstances in which we may be held liable for the acts, omissions or responsibilities of our sellers is uncertain, complex and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs could negatively impact our business.
Regulation in the areas of privacy and protection of user data could harm our business.
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly outside the United States, is likely to require changes to the ways we collect, use and share personal information and necessitate specific product changes for our non-U.S. activities. For example, the E.U. has undertaken a major overhaul to its privacy law that could significantly affect our business. In May of 2018, the E.U. General Data Protection Regulation, (“GDPR”), will go into effect, effectively extending the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. residents. The GDPR is intended to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from existing E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for E.U. consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including user and employee information.
The evolving data protection landscape in the E.U. could result in possible significant operational costs for internal compliance and risk to our business. Non-compliance could result in proceedings against us by data protection authorities, other public authorities or individuals. We may also experience difficulty retaining or obtaining new European sellers or new sellers selling into Europe due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR.

In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with E.U. privacy law. Further, despite our ongoing efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to various factors within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation). It’s also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. states.
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
Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by Etsy sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by Etsy sellers and Etsy buyers. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of Etsy sellers.

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
The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user experience on Etsy.com. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to Etsy or third party APIs on which Etsy relies, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our community members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where Etsy does business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We may be involved in litigation matters that are expensive and time consuming.
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 15—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers and underwriters, in connection with the litigation described in this Annual Report and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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
The software powering our marketplace incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by Etsy and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplace. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance and growth.
Our business and our Etsy sellers and Etsy buyers may be subject to sales and other taxes.
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and to Etsy sellers and Etsy buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to Etsy sellers’ businesses. If Etsy is found to be deficient in how it has addressed its tax obligations, our business could be adversely impacted.
One or more states, the federal government or other countries are seeking to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. If these new requirements become applicable, our business could be harmed. For example, taxing authorities in certain U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. New legislation could adversely affect our business if the requirement of tax to be charged on items sold on Etsy causes our marketplace to be less attractive to current and prospective Etsy buyers. Additionally, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could make selling in our marketplace less attractive.

We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to taxation in the United States and in numerous other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) a partial limitation on the deductibility of business interest expense, (3) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a quasi-territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (4) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, (“the Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the Securities and Exchange Commission (“SEC”). The rules and regulations of the Nasdaq Global Select Market (“Nasdaq”), also apply to us. As part of these requirements, we have established and maintained effective disclosure and financial controls and made changes to our corporate governance practices. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate.
Many on our management team and other personnel have little experience managing a public company and preparing public filings. In addition, our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to continue to invest in additional accounting, financial and legal resources to ensure that we continue to meet our public company requirements.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2017, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future.
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

The terms of any future debt instruments may restrict our ability to pursue our business strategies.
We do not currently have a credit facility or other debt instrument in place. However, we may choose to enter into certain debt instruments in the future, which could require us to comply with various covenants that limit our ability to take actions such as:

•	disposing of assets;

•	completing mergers or acquisitions;

•	incurring additional indebtedness;

•	encumbering our properties or assets;

•	paying dividends or making other distributions;

•	making specified investments; and

•	engaging in transactions with our affiliates.
These restrictions could limit our ability to pursue our business strategies. Moreover, if we were to default under any debt instrument, such default could limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.
We may need additional capital, which may not be available to us on acceptable terms or at all.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under a credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all.
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2016, our common stock's daily closing price on Nasdaq has ranged from a low of $6.36 to a high of $21.76 through February 23, 2018. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock or a negative view of our financial guidance or projections and our failure to meet or exceed the estimates of such analysts;

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, financial performance or growth. Stock prices of many internet and technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 15—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not anticipate declaring any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be restricted by the terms of future financings. As a result, stockholders will not receive dividends or other distributions and may only receive a return on their investment if the trading price of our common stock increases.

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
The timing and amount of our share repurchases are subject to a number of uncertainties.

In November 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock. The timing and actual number of shares repurchased will depend on a number of factors, including our stock price, trading volume, regulatory requirements and general market conditions, along with our working capital requirements, general business conditions, legal restrictions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchase plan will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. Further, any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
Item 3. Legal Proceedings.
See “Note 15—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Etsy's Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ETSY” since April 16, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low intra-day sales price per share of our common stock as reported by Nasdaq for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$13.61	$9.41	$9.40	$6.04
Second Quarter	15.46	9.90	10.10	7.60
Third Quarter	17.90	13.58	15.70	9.08
Fourth Quarter	21.86	15.27	16.05	10.84
Holders of Record
As of the close of business on February 23, 2018, there were approximately 193 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Unregistered Sales of Equity Securities
On September 19, 2016, we issued 685,749 shares of our common stock to the former stockholders of Blackbird Technologies, Inc. (“Blackbird”), a machine learning company, in connection with the acquisition of Blackbird. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D.
On May 5, 2016, we issued and sold an aggregate of 80,011 shares of our common stock upon the net exercise of warrants to purchase 97,931 shares of our common stock. The shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
October 1 - 31, 2017(1)	90,852	$16.85	—	$—
November 1 - 30, 2017(1)	221,272	17.01	220,173	96,253
December 1 - 31, 2017	366,058	17.91	366,058	89,699
Total	678,182	$17.47	586,231	$89,699
(1) The total number of shares purchased includes 91,951 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2)	Average price paid per share excludes broker commissions.

(3)
On November 17, 2017, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $100 million of our common stock. The stock repurchase program has no expiration date.

(4) These shares were purchased pursuant to a 10b5-1 trading plan.
Performance Graph
The following graph shows a comparison from April 16, 2015 (the date our common stock commenced trading on Nasdaq) through December 31, 2017, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the Russell 2000 Index. The graph assumes $100 was invested at the market close on April 16, 2015 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and Russell 2000 Index assume reinvestment of any dividends.

COMPARISON 11-QUARTER CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
4/16/15
6/30/15
9/30/15
12/31/15
3/31/15
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
Etsy Inc.
NASDAQ Composite Index
Russell 2000 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

Item 6. Selected Consolidated Financial and Other Data.
The following tables show selected consolidated financial data. The selected Consolidated Statements of Operations data for the years ended December 31, 2017, 2016, and 2015, and the selected Consolidated Balance Sheet data as of December 31, 2017, and 2016, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations data for the year ended December 31, 2014 and 2013, and the selected Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 is derived from our audited consolidated financial statements and related notes not included in this Annual Report.
The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures. The selected consolidated financial data and key metrics should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”
Our historical results and key metrics are not necessarily indicative of future results.

	Year Ended December 31,
	2017 (1)	2016	2015	2014	2013

	(in thousands except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Marketplace	$179,492	$158,204	$132,648	$108,732	$78,544
Seller Services	258,453	200,857	136,608	82,502	42,817
Other	3,286	5,906	4,243	4,357	3,661
Total revenue	441,231	364,967	273,499	195,591	125,022
Cost of revenue(2)	150,986	123,328	96,979	73,633	47,779
Gross profit	290,245	241,639	176,520	121,958	77,243
Operating expenses:
Marketing(2)	109,085	82,248	66,771	39,655	17,850
Product development(2)	74,616	55,083	42,694	36,634	27,548
General and administrative(2)	91,486	86,180	68,939	51,920	31,112
Asset impairment charges	3,162	551	—	—	—
Total operating expenses	278,349	224,062	178,404	128,209	76,510
Income (loss) from operations	11,896	17,577	(1,884)	(6,251)	733
Other income (expense), net	20,369	(20,453)	(26,110)	(4,009)	(675)
Income (loss) before income taxes	32,265	(2,876)	(27,994)	(10,260)	58
Benefit (provision) for income taxes(3)	49,535	(27,025)	(26,069)	(4,983)	(854)
Net income (loss)	$81,800	$(29,901)	$(54,063)	$(15,243)	$(796)
Net income (loss) per share attributable to common stockholders:
Basic	$0.69	$(0.26)	$(0.59)	$(0.38)	$(0.02)
Diluted	$0.68	$(0.26)	$(0.59)	$(0.38)	$(0.02)
Weighted average common shares outstanding:
Basic	118,538,687	113,562,738	91,122,291	40,246,663	32,667,242
Diluted	122,267,673	113,562,738	91,122,291	40,246,663	32,667,242

(1)
Includes the impact of $13.9 million in restructuring and other exit costs recognized in the year ended December 31, 2017. For a summary of restructuring and other exit costs see “Note 3—Restructuring and Other Exit Costs” in the Notes to Consolidated Financial Statements.

(2)	Includes total stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Cost of revenue	$1,739	$1,057	$871	$1,113	$200
Marketing	1,933	971	560	216	79
Product development	8,274	5,079	2,860	1,461	785
General and administrative	14,613	8,794	6,550	7,260	2,770
Total stock-based compensation expense	$26,559	$15,901	$10,841	$10,050	$3,834

(3)
In the year ended December 31, 2017, we recognized an income tax benefit associated with the enactment of the Tax Cuts and Jobs Act (the “Act”). As a result of the Act, our deferred taxes at December 31, 2017 have been revalued at the reduced 21% corporate income tax rate. The revaluation resulted in a non-recurring benefit for income taxes of approximately $31.1 million for the year ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands except percentages)
Other Operational and Non-GAAP Financial Data:
GMS	$3,253,609	$2,841,985	$2,388,387	$1,931,981	$1,347,833
Adjusted EBITDA	$80,009	$57,124	$31,007	$23,081	$16,947
Active sellers	1,933	1,748	1,563	1,353	1,074
Active buyers	33,364	28,566	24,046	19,810	14,032
Percent mobile visits	66%	64%	60%	54%	41%
Percent mobile GMS	51%	48%	43%	37%	30%
Percent international GMS	33%	30%	30%	31%	28%

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Net income (loss)	$81,800	$(29,901)	$(54,063)	$(15,243)	$(796)
Excluding:
Interest and other non-operating expense, net	8,736	5,502	1,202	549	256
(Benefit) provision for income taxes	(49,535)	27,025	26,069	4,983	854
Depreciation and amortization	27,197	22,525	18,550	17,223	12,380
Stock-based compensation expense(4)	19,953	13,168	8,981	5,920	3,834
Stock-based compensation expense—acquisitions	3,904	2,733	1,860	4,130	—
Foreign exchange (gain) loss	(29,105)	14,951	21,775	3,049	—
Asset impairment charges	3,162	551	—	—	—
Restructuring and other exit costs	13,897	—	—	—	—
Acquisition-related expenses	—	570	—	2,059	—
Net unrealized loss on warrant and other liabilities	—	—	3,133	411	419
Contribution to Good Work Institute (formerly Etsy.org)	—	—	3,500	—	—
Adjusted EBITDA	$80,009	$57,124	$31,007	$23,081	$16,947

(4)	$2.7 million of restructuring-related stock-based compensation expense has been excluded from the year ended December 31, 2017 and is included in the restructuring and other exit costs line.

	As of December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$340,550	$282,086	$292,864	$88,843	$54,870
Net working capital	336,787	287,024	278,932	85,608	55,764
Total assets	605,583	581,193	553,061	246,203	104,900
Deferred revenue	6,262	5,648	4,712	3,452	2,760
Long-term liabilities	106,212	152,428	142,441	57,450	1,466
Convertible preferred stock	—	—	—	80,212	80,212
Total stockholders’ equity	396,894	344,757	330,498	67,088	4,003

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Business

Etsy is the global marketplace for unique and creative goods. We connect creative entrepreneurs with thoughtful consumers looking for items made by real people. Our mission is to “Keep Commerce Human.”
Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer a wide range of Seller Services and tools that are specifically designed to help creative entrepreneurs start, manage and scale their businesses.
Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else. Our goal is to encourage existing and potential buyers to visit the Etsy marketplace on “special” purchase occasions throughout the year. These special purchase occasions include: shopping that reflects an individual's unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun.
Our revenue is diversified, generated from a mix of marketplace activities and the services and tools we provide to Etsy sellers to help them start, manage, and scale their businesses. Marketplace revenue is comprised of a 3.5% transaction fee an Etsy seller pays for each completed transaction and a $0.20 listing fee that she pays for each item she lists (for up to four months) on Etsy.com. Seller Services revenue is comprised of the fees an Etsy seller pays us for our four paid Seller Services: Etsy Payments (formerly called Direct Checkout), our payment processing service; Promoted Listings, our on-site advertising service that allows sellers to pay for prominent placement of their listings in search results; Shipping Labels, which allows sellers in the United States and Canada to purchase discounted shipping labels; and Pattern by Etsy, a service that allows sellers to build custom websites. We generate additional revenue through our commercial partnerships.
Our strategy is focused on growing our Etsy.com marketplace in our core geographies, and owning special purchase occasions – style, gifting and celebrations – throughout the year. We believe that buyers shop for special occasions many times throughout the year, so our goal is to have them think of Etsy more often and return of our marketplace more frequently.
We aim to empower our passionate community of 1.9 million Etsy sellers to compete and win against mass retailers for special shopping occasions. We believe that we can achieve these goals by executing on our four key initiatives:

•	Improving trust and reliability. We want to ensure that the Etsy brand delivers trust and reliability throughout the buying experience.

•	Enhancing search and discovery. Helping buyers better navigate the over 50 million items on Etsy.com is a key area of focus.

•
Building world-class marketing capabilities. We are focused on driving traffic to Etsy. com utilizing our own marketing efforts and the efforts of our sellers, primarily through digital acquisition marketing, search engine optimization (“SEO”), social channels and email.

•	Providing best-in-class Seller Services and tools. We plan to continue to invest in free tools and paid Seller Services to help Etsy sellers start, manage and scale their businesses.

Year Highlights
In the year ended December 31, 2017, we recorded revenue of $441.2 million, driven by growth in both Marketplace and Seller Services revenue, net income of $81.8 million, and non-GAAP Adjusted EBITDA of $80.0 million. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
As of December 31, 2017, our marketplace connected 1.9 million active Etsy sellers and 33.4 million active Etsy buyers, in nearly every country in the world. In the year ended December 31, 2017, Etsy sellers generated GMS of $3.3 billion, of which approximately 51% came from purchases made on mobile devices. We are a global company and 33% of our GMS in the year ended December 31, 2017 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.

During the year, we launched the following new features and tools focused on our four key initiatives:

•	Improving trust and reliability: We added a Best Seller badge, a new structured return policy for sellers and Multishop checkout.

•
Enhancing search and discovery: We launched Context Specific Search Ranking, which leverages transactional and user data to create a more personalized search experience, and Guided Search, which helps buyers narrow search results through suggested search reformulations. We also launched scarcity badges to alert buyers when items are available only in limited quantities.

•
Building world-class marketing capabilities: We are in the process of migrating our email marketing system to a new customer relationship management (“CRM”), system to allow us to send more personalized and targeted emails to buyers. Additionally, we continue to invest in digital acquisition marketing, in which we invest primarily in Google product listing ads and search engine marketing.

•
Providing best-in-class Seller Services and tools: We transitioned nearly all sellers in eligible countries to Etsy Payments, optimized Promoted Listings with additional inventory and improved algorithms, and allowed sellers to list items on their Pattern site that are not listed in the Etsy marketplace. Additionally, we launched a tool that allows sellers to create sales and run promotions for items in their shops, which allowed us to host our first-ever site-wide sales over Labor Day and Cyber week.

As part of the restructuring plan approved by our Board of Directors in the second quarter of 2017 (the “Actions”), we closed the A Little Market (“ALM”) platform, the ALM office in Paris, France and our office in Melbourne, Australia in 2017. As a result of the Actions, we have identified approximately $20 million in 2017 expense reductions, which are expected to result in approximately $35 million in annualized cost savings. These savings are being realized through a combination of headcount reductions, and reduced third-party expenses and programming costs. During the year ended December 31, 2017 we recognized restructuring and other exit costs of $13.9 million. Please refer to “Note 3—Restructuring and Other Exit Costs” in the Notes to Consolidated Financial Statements for additional detail about the Actions.
In the fourth quarter of 2017, we made the decision to discontinue certain product offerings, including Etsy Studio, our craft supplies marketplace launched in April 2017, and Etsy Manufacturing, our offering to connect Etsy sellers with production partners, which resulted in the recognition of a $3.2 million impairment charge to write the related capitalized web development and internal-use software assets down to zero. This decision was based on our strategy to focus on the growth of the Etsy.com marketplace.
Additionally, in the fourth quarter of 2017, we began working on an initiative to migrate our data centers to the cloud, which we believe will help accelerate our search and machine learning capabilities and enhance our infrastructure. We expect this initiative to last approximately two years. While this initiative is underway, we will be incurring implementation costs and costs associated with maintaining our current data center infrastructure. Our current data center infrastructure is supported by capital expenditures, which are amortized over three years, whereas costs associated with the operation of the cloud infrastructure will be expensed as incurred in cost of revenue on the Consolidated Statement of Operations. We expect to spend approximately $10 million to $15 million in 2018 on the migration while reducing capital expenditures related to the maintenance of our existing data center infrastructure by $4 million to $5 million compared with 2017. Once we have fully migrated to the cloud, we expect our total cash costs will decrease compared to our standalone data center infrastructure.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health of our ecosystem, allocate our resources (such as capital, people and technology investments) and assess the performance of our business. The unaudited non-GAAP financial measure and key operating and financial metrics we use are:

	Year Ended December 31,		% Growth Y/Y		Year Ended December 31,	% Growth Y/Y
	2017	2016			2015

	(in thousands except percentages)
GMS	$3,253,609	$2,841,985	14.5%		$2,388,387	19.0%
Revenue	$441,231	$364,967	20.9%		$273,499	33.4%
Marketplace revenue	$179,492	$158,204	13.5%		$132,648	19.3%
Seller Services revenue	$258,453	$200,857	28.7%		$136,608	47.0%
Net income (loss)	$81,800	$(29,901)	373.6%		$(54,063)	44.7%
Adjusted EBITDA	$80,009	$57,124	40.1%		$31,007	84.2%

Active sellers	1,933	1,748	10.6%		1,563	11.8%
Active buyers	33,364	28,566	16.8%		24,046	18.8%
Percent mobile visits	66%	64%	200	bps	60%	400	bps
Percent mobile GMS	51%	48%	300	bps	43%	500	bps
Percent international GMS	33%	30%	300	bps	30%	—
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplace within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by Etsy. GMS is driven by transactions in our marketplace and is not directly impacted by Seller Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, the health of our ecosystem and the scale and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: depreciation and amortization; stock-based compensation expense; provision (benefit) for income taxes; foreign exchange (gain) loss; asset impairment charges; acquisition-related expenses; restructuring and other exit costs related to the Actions; contributions to Good Work Institute (formerly Etsy.org); interest and other non-operating expense, net; and net unrealized loss on warrant and other liabilities. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

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
Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes ALM and Etsy Wholesale and orders initiated on mobile devices but ultimately completed on a desktop. When calculating percent mobile GMS, we do not take into account refunds associated with canceled transactions. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
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
Non-GAAP Financial Measures
Adjusted EBITDA
In this Annual Report on Form 10-K, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude: depreciation and amortization; stock-based compensation expense; provision (benefit) for income taxes; foreign exchange (gain) loss; asset impairment charges; acquisition-related expenses; restructuring and other exit costs related to the Actions; contributions to Good Work Institute (formerly Etsy.org); interest and other non-operating expense, net and net unrealized loss on warrant and other liabilities. Below is a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not consider the impact of foreign exchange (gain) loss;

•	Adjusted EBITDA does not consider the impact of asset impairment charges;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of restructuring and other exit costs related to the Actions;

•	Adjusted EBITDA does not reflect the impact of our contributions to Good Work Institute (formerly Etsy.org);

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Net income (loss)	$81,800	$(29,901)	$(54,063)
Excluding:
Interest and other non-operating expense, net(1)	8,736	5,502	1,202
Provision (benefit) for income taxes	(49,535)	27,025	26,069
Depreciation and amortization(1)	27,197	22,525	18,550
Stock-based compensation expense(2)	19,953	13,168	8,981
Stock-based compensation expense—acquisitions	3,904	2,733	1,860
Foreign exchange (gain) loss	(29,105)	14,951	21,775
Asset impairment charges	3,162	551	—
Restructuring and other exit costs(3)	13,897	—	—
Acquisition-related expenses	—	570	—
Net unrealized loss on warrant and other liabilities	—	—	3,133
Contribution to Good Work Institute (formerly Etsy.org)(4)	—	—	3,500
Adjusted EBITDA	$80,009	$57,124	$31,007

(1) Included in interest and depreciation expense amounts above are interest and depreciation expense related to our new headquarters under build-to-suit accounting requirements, which commenced in May 2016. For the years ended December 31, 2017, 2016 and 2015 those amounts are as follows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Interest expense	$9,000	$5,337	$—
Depreciation	3,276	2,186	—
(2) $2.7 million of restructuring-related stock-based compensation expense has been excluded from the year ended December 31, 2017 and is included in the restructuring and other exit costs line. See footnote (3) below. Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Cost of revenue	$1,739	$1,057	$871
Marketing	1,933	971	560
Product development	8,274	5,079	2,860
General and administrative	14,613	8,794	6,550
Total stock-based compensation expense	$26,559	$15,901	$10,841

(3)	Total restructuring and other exit costs included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Cost of revenue	$738	$—	$—
Marketing	2,950	—	—
Product development	3,232	—	—
General and administrative	6,977	—	—
Total restructuring and other exit costs	$13,897	$—	$—

(4)
Etsy made a one-time contribution of 188,235 shares of common stock totaling $3.2 million and $0.3 million to Good Work Institute (formerly Etsy.org) during the first and second quarters of 2015, respectively.

Consolidated Statement of Operations Line Items Excluding Restructuring and Other Exit Costs
In the second quarter of 2017, the Board of Directors approved plans to increase efficiency and streamline our cost structure and improve focus on key strategic growth opportunities (the “Actions”). In this Annual Report, we discuss certain financial statement line items excluding restructuring and other exit costs, each non-GAAP financial measure that represents the income statement line item adjusted to exclude restructuring and other exit costs incurred in the year ended December 31, 2017.
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
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	many of these costs were or will be settled in cash;

•	there is no certainty that restructuring and other exit costs will not recur; and

•	other companies, including companies in our industry, may adjust for similar items in a different manner, or may not exclude such charges, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider these non-GAAP measures alongside other financial performance measures, including the GAAP financial statement line items.
Reconciliation of GAAP Consolidated Statement of Operations Line Items to Non-GAAP Line Items Excluding Restructuring and Other Exit Costs
The following table reflects the reconciliation of each affected GAAP line item of the consolidated statement of operations to the non-GAAP line item excluding restructuring and other exit costs for each of the periods indicated:

	Year Ended December 31, 2017
	As Reported	Restructuring and Other Exit Costs	Excluding Restructuring and Other Exit Costs

	(in thousands)
Revenue	$441,231	$—	$441,231
Cost of revenue	150,986	738	150,248
Gross profit	290,245	738	290,983
Operating expenses:
Marketing	109,085	2,950	106,135
Product development	74,616	3,232	71,384
General and administrative	91,486	6,977	84,509
Asset impairment charges	3,162	—	3,162
Total operating expenses	278,349	13,159	265,190
Income from operations	$11,896	$13,897	$25,793

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in the section titled “Risk Factors.”
Growth and Retention of Active Sellers and Active Buyers
Our success depends in part on the growth and retention of our active sellers and active buyers. Our revenue is driven by the number of active sellers, seller engagement, the number of active buyers, buyer engagement and our ability to maintain a trusted marketplace. As of December 31, 2017, our marketplace had grown to 1.9 million active sellers and 33.4 million active buyers, up from 1.7 million active sellers and 28.6 million active buyers as of December 31, 2016. We believe two of our most significant opportunities to drive growth within our marketplace are to bring new buyers to Etsy and to encourage existing buyers to return more frequently. Repeat purchases demonstrate the loyalty of Etsy buyers. In 2017, approximately 39.6% of our active buyers made purchases on two or more days in the previous 12 months, down from 41.0% in 2016. We aim to increase repeat purchases by building trust in the Etsy brand and removing friction from the buying experience to improve conversion rates on the platform.
To analyze our retention rates, we measure repeat activity by Active Sellers (sellers who have incurred at least one charge from us in the past 12 months) and Active Buyers (buyers who have made at least one purchase through Etsy in the last 12 months).

Cohort of 2014, 2013, 2012 and 2011 Active Sellers
We refer to active sellers as of December 31, 2014 as “2014 Active Sellers,” as of December 31, 2013 as “2013 Active Sellers,” as of December 31, 2012 as “2012 Active Sellers” and December 31, 2011 as “2011 Active Sellers.” Of the 2014 Active Sellers, 31.8% remained active sellers through their fourth year on the platform, compared to 31.5% for 2013 Active Sellers, 32.3% for 2012 Active Sellers and 32.3% for 2011 Active Sellers. The average annual GMS per 2014 Active Seller during their fourth year on the platform was over three times higher than their first year, compared to almost four times higher for 2013 Active Sellers, over four times higher for 2012 Active Sellers and over five times higher for 2011 Active Sellers.

Cohort of 2014, 2013, 2012 and 2011 Active Sellers
These cohort data demonstrate our success in retaining sellers over a multi-year period, with the sellers that remain on our platform maintaining consistent GMS growth.

Cohort of 2014, 2013, 2012 and 2011 Active Buyers
We refer to active buyers as of December 31, 2014 as “2014 Active Buyers,” as of December 31, 2013 as “2013 Active Buyers,” as of December 31, 2012 as “2012 Active Buyers” and as of December 31, 2011 as “2011 Active Buyers.” Of total 2014 Active Buyers, 38.7% remained active buyers through their fourth year on the platform, compared to 41.1% for 2013 Active Buyers, 42.5% for 2012 Active Buyers and 44.7% for 2011 Active Buyers. The average annual GMS per 2014 Active Buyer during their fourth year on the platform was 70% higher than their first year, compared to 81% for 2013 Active Buyers, 88% for 2012 Active Buyers and 89% for 2011 Active Buyers. We note that 2013 was the first year we started to significantly invest in our paid acquisition marketing efforts to grow our buyer base.

Cohort of 2014, 2013, 2012 and 2011 Active Buyers
These cohort data demonstrate our ability to consistently retain buyers over a multi-year period and reflects the loyalty of our buyer base. We have identified our ability to increase purchase frequency among these long-term buyers as one of our significant opportunities for growth and we are focused on improving search and recommendations to better match our buyers with the 50 million items listed on Etsy.com, driving buyer growth and retention.

Seller Services Growth
We have a seller-aligned business model: we make money when Etsy sellers make money. We aim to empower Etsy sellers to compete and win against mass retailers during special shopping occasions. To achieve this, we continue to invest our resources in developing a cohesive platform of Seller Services and tools that help sellers start, manage and scale their businesses. As of December 31, 2017, 54.3% of active sellers used one or more of our Seller Services compared to 51.7% of active sellers as of December 31, 2016. For December 31, 2017, this included 49.9% of active sellers using Etsy Payments, 15.0% of active sellers using Promoted Listings, 28.1% of active sellers in the United States and Canada using Shipping Labels and 2.5% of active sellers using Pattern. Additionally, in 2017 approximately 85% of GMS was processed through Etsy Payments compared to 78% in 2016, primarily due to the transition of nearly all sellers in eligible countries to Etsy Payments.
Investment in Marketing
We are focusing on initiatives to shape perceptions of our marketplace as the go-to shopping destination for special purchase occasions by investing primarily in digital acquisition and other marketing initiatives, and in our team to support marketing activities. Within digital acquisition marketing, we align our investments in accordance with our lifetime value model, which is a prediction of the GMS attributed to each buyer over a two-year time frame, and make conservative assumptions about how paid traffic will perform compared with organic traffic. We remain committed to achieving positive return on investment at the aggregate company level on our marketing spend and maintaining a marketing payback period that continues to satisfy our lifetime value model. Over time, we believe this will help us attract new buyers and also encourage existing buyers to make more frequent purchases. In 2017, we spent $109.1 million on marketing expenses, or 24.7% of revenue, up 32.6% over 2016. In 2016, we spent $82.2 million on marketing expenses, or 22.5% of revenue, up 23.2% over 2015.
Investment in Technology
Our engineering team has built a sophisticated platform that enables millions of Etsy sellers and Etsy buyers to smoothly transact across borders, languages and devices. We have made, and will continue to make, significant investments in our platform to attract buyers and sellers to our marketplace and enhance their experience. In the fourth quarter of 2017, we began working on an initiative to migrate our data centers to the cloud, which we believe will help accelerate our search and machine learning capabilities and enhance our infrastructure. While this initiative is underway, we will incur implementation costs in addition to costs associated with maintaining our current infrastructure. We expect this initiative to last approximately two years. In September 2016, we acquired Blackbird Technologies, Inc., (“Blackbird”), a machine learning company, and, during 2017, fully integrated it into our search team. During 2017, we launched Context Specific Search Ranking, which leverages our internal data to create a more personalized search experience, and Guided Search, which helps buyers narrow search results through suggested search reformulations. In 2017, we spent $74.6 million on product development expenses, or 16.9% of revenue, up 35.5% over 2016 and in 2016, we spent $55.1 million on product development expenses, or 15.1% of revenue, up 29.0% over 2015. In addition, we capitalized website development and internal-use software costs, including stock-based compensation, of $10.8 million and $12.6 million in 2017 and 2016, respectively. We plan to continue to invest in innovation to address the needs of our community and increase our efforts to recruit and hire employees to work on our engineering teams.
Investment in Connected Experience—Mobile and Desktop
We want to engage Etsy buyers wherever they are and to provide an enjoyable and connected shopping experience no matter what device they use to access our marketplace. We are a mobile-first company, meaning mobile is integrated into everything that we do, and expanding our mobile capabilities is an important focus area. Our mobile website and our “Buy on Etsy” mobile app for Etsy buyers include search, discovery, curation, personalization and social shopping features, optimized for a personal mobile experience. Mobile visits represented 66% of total visits in 2017 compared to 64% of total visits in 2016. In addition, mobile GMS was 51% of total GMS in 2017, up from 48% of total GMS in 2016. We are focused on continuing to narrow the gap between mobile visits and mobile GMS in 2017.
International Growth
Our growth will depend in part on international Etsy sellers and international Etsy buyers constituting an increasing portion of our community. Our vision is global and local. Etsy.com is available in 10 languages and supports buyers and sellers in nearly every country in the world. International GMS was 33% of total GMS in 2017 compared to 30% in 2016. We expect international GMS to grow faster than U.S. GMS in 2018, assuming that currency remains stable compared to average levels in December 2017, driven by our efforts to build local communities and foster local connections. In 2017, 35.1% of Etsy sellers were located outside the United States. Cross-border transactions is the largest component of international GMS and we remain committed to reducing barriers such as language and currency so that sellers and buyers from different countries can easily connect and transact. We are also focused on building and deepening local Etsy communities around the world, each with its own ecosystem of Etsy sellers and Etsy buyers. GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country grew approximately 45% in 2017 compared with 2016, making it the fastest growing category of international GMS. To meet our goals, we plan to continue to invest in local marketing and other locally-relevant tools and enhancements, such as local search boost, to encourage these connections around the world.

Components of Our Results of Operations
Revenue
Our revenue consists of Marketplace revenue, Seller Services revenue and Other revenue.
Marketplace revenue.  Marketplace revenue is primarily comprised of the 3.5% transaction fee that an Etsy seller pays for each completed transaction, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists (for up to four months) on Etsy.com.
Seller Services revenue.  Seller Services revenue is comprised of the fees our sellers pay Etsy for our four paid services: Etsy Payments (formerly called Direct Checkout), Promoted Listings, Shipping Labels and Pattern.

•
Revenue from Etsy Payments consists of fees an Etsy seller pays us to process credit, debit and Etsy Gift Card payments. Etsy Payments fees vary between 3-4% of the item’s total sale price plus a flat fee per order, depending on the country in which her bank account is located. Etsy Payments fees are based on an item’s total sale price, including shipping.

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

•	Revenue from Pattern consists of monthly subscription and annual domain registration fees an Etsy seller pays to use our custom website services.
Other revenue.  Other revenue includes the fees we receive from commercial partnerships.
Our revenue recognition policies are discussed under “—Critical Accounting Policies and Significant Judgments and Estimates.”
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, credit card chargebacks to support Etsy Payments revenue and costs of refunds made to Etsy buyers that we are not able to collect from Etsy sellers. Cost of revenue also includes expenses associated with the operation and maintenance of our platform and data centers, including depreciation and amortization, employee-related costs and hosting and bandwidth costs. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that Etsy Payments revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin, as Etsy Payments is a lower margin product compared to our other offerings.
Operating Expenses
Operating expenses consist of marketing, product development, general and administrative expenses and asset impairment charges. Direct and indirect employee-related expenses are the most significant component of the product development and general and administrative expense categories. We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. We include restructuring and other exit costs related to the Actions in the applicable operating expense category of the impacted function.
Marketing.  Marketing expenses largely consist of direct marketing and indirect employee-related expenses to support our marketing initiatives. Direct marketing includes digital marketing, brand marketing, seller lifecycle and growth activities, public relations and communications and marketing partnerships. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, affiliate programs and display advertising which are focused on buyer acquisition and brand marketing.

Product development.  Product development expenses consist primarily of employee-related expenses for our engineering, product management, product design and product research activities. Additional expenses include consulting costs related to the development, quality assurance and testing of new technology and enhancement of our existing technology.

General and administrative.  General and administrative expenses consist primarily of employee-related expenses for our general corporate functions. General and administrative expenses also include costs associated with the use of facilities and equipment, including depreciation and amortization, office overhead and certain professional services expenses.

Asset impairment charges. Asset impairment charges consist primarily of non-cash charges related to our decisions to discontinue certain product offerings and the impairment of the related capitalized web development and internal-use software costs.
Other Income (Expense), net
Other income (expense), net consists of interest expense, interest and other income, foreign exchange gain (loss) and net unrealized loss on warrant and other liabilities.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Revenue:
Marketplace	$179,492	$158,204	$132,648
Seller Services	258,453	200,857	136,608
Other	3,286	5,906	4,243
Total revenue	441,231	364,967	273,499
Cost of revenue	150,986	123,328	96,979
Gross profit	290,245	241,639	176,520
Operating expenses:
Marketing	109,085	82,248	66,771
Product development	74,616	55,083	42,694
General and administrative	91,486	86,180	68,939
Asset impairment charges	3,162	551	—
Total operating expenses	278,349	224,062	178,404
Income (loss) from operations	11,896	17,577	(1,884)
Other income (expense), net	20,369	(20,453)	(26,110)
Income (loss) before income taxes	32,265	(2,876)	(27,994)
Benefit (provision) for income taxes	49,535	(27,025)	(26,069)
Net income (loss)	$81,800	$(29,901)	$(54,063)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Marketplace	40.7%	43.3%	48.5%
Seller Services	58.6	55.0	49.9
Other	0.7	1.6	1.6
Total revenue	100.0	100.0	100.0
Cost of revenue	34.2	33.8	35.5
Gross profit	65.8	66.2	64.5
Operating expenses:
Marketing	24.7	22.5	24.4
Product development	16.9	15.1	15.6
General and administrative	20.7	23.6	25.2
Asset impairment charges	0.7	0.2	—
Total operating expenses	63.1	61.4	65.2
Income (loss) from operations	2.7	4.8	(0.7)
Other income (expense), net	4.6	(5.6)	(9.5)
Income (loss) before income taxes	7.3	(0.8)	(10.2)
Benefit (provision) for income taxes	11.2	(7.4)	(9.5)
Net income (loss)	18.5%	(8.2)%	(19.8)%

Comparison of Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$179,492	$158,204	$21,288	13.5%
Percentage of total revenue	40.7%	43.3%
Seller Services	$258,453	$200,857	$57,596	28.7%
Percentage of total revenue	58.6%	55.0%
Other	$3,286	$5,906	$(2,620)	(44.4)%
Percentage of total revenue	0.7%	1.6%
Total revenue	$441,231	$364,967	$76,264	20.9%
GMS increased $411.6 million, or 14.5%, to $3.3 billion in the year ended December 31, 2017 compared to the year ended December 31, 2016. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2017 would have been 14.3%, or approximately 20 basis points lower than the reported 14.5% growth. Supporting this growth in GMS, active sellers increased 10.6% to 1.9 million and active buyers increased 16.8% to 33.4 million at December 31, 2017 compared to December 31, 2016. In the year ended December 31, 2017, GMS from new buyers represented approximately 19% of overall GMS, a slight decrease compared to last year.
During the year ended December 31, 2017, percent mobile visits increased as a percentage of total visits to approximately 66%, up from approximately 64% for the year ended December 31, 2016 and mobile GMS increased as a percentage of total GMS to approximately 51%, up from approximately 48% for the year ended December 31, 2016. We believe these increases were a result of increased mobile traffic and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers. Mobile web accounted for approximately 46% of overall visits and continued to be the largest driver of both overall visits growth and mobile GMS growth. Mobile GMS growth during the year ended December 31, 2017 was approximately 22%, with mobile web and mobile app GMS each continuing to grow faster than desktop GMS during the year. Mobile GMS continued to grow faster than mobile visits and, as a result, the gap between mobile visits and mobile GMS narrowed slightly. Year-over-year, mobile conversion rates continued to grow faster than desktop conversion rates. We anticipate conversion and visit growth across both mobile and desktop in 2018. We believe conversion growth will be primarily driven by product enhancements focused on the buying experience.
For the year ended December 31, 2017, international GMS increased as a percentage of total GMS to 33%, from 30% for the year ended December 31, 2016. During the year ended December 31, 2017, the growth in percent international GMS was largely driven by continued GMS growth between U.S. buyers and international sellers, and buyers and sellers outside of the U.S., both in the same country and cross-border. GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS, up approximately 45% year-over-year during the year ended December 31, 2017 compared to the year ended December 31, 2016. International GMS was up approximately 23% in the year ended December 31, 2017 compared to the year ended December 31, 2016, growing faster than overall GMS. We expect international GMS to continue to grow faster than overall GMS, driven by global product enhancements and international marketplace activity between buyers and sellers in the same country.
Revenue increased $76.3 million, or 20.9%, to $441.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, of which 58.6% consisted of Seller Services revenue and 40.7% consisted of Marketplace revenue.
Marketplace revenue increased $21.3 million, or 13.5%, to $179.5 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue, up 14.1%, and, to a lesser extent, an increase in listing fee revenue, up 12.3%. Marketplace revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets in the second half of 2017, including listings granted for the transition of our ALM sellers to the Etsy marketplace.

Seller Services revenue increased $57.6 million, or 28.7%, to $258.5 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, up 31.6%, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 85%, for the year ended December 31, 2017, up from 78% in the year ended December 31, 2016, primarily due to the transition of nearly all sellers in eligible countries to the platform. Seller Services revenue also benefited from the growth in revenue from Promoted Listings, up 25.0%, and, to a lesser extent, Shipping Labels, up 16.7%, and Pattern, up 84.8%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume, up 12.4%, and an increase in average margin per label, up 4.3%. The increase in Pattern revenue was primarily due to the incremental monthly paid subscription periods in 2017, as the product launched in April 2016, with the first paid subscriptions beginning in May 2016. Seller Services revenue continued to outpace growth in Marketplace revenue during 2017. As of December 31, 2017, 54.3% of active sellers use one or more of our Seller Services compared to 51.7% of active sellers as of December 31, 2016. At December 31, 2017, 49.9% of active sellers used Etsy Payments, 15.0% of active sellers used Promoted Listings, 28.1% of active sellers in the United States and Canada used Shipping Labels and 2.5% of active sellers used Pattern. In 2018, we expect Seller Services revenue to grow at a faster pace than Marketplace revenue, as we add enhancements and features to our portfolio of services and increase our efforts to grow seller adoption.
Other revenue decreased $2.6 million, or 44.4%, to $3.3 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to a decrease in revenue from accumulated unused gift card funds received from our third-party service provider, down 73.4%. In the year ended December 31, 2016, we recognized $1.7 million in revenue from accumulated unused gift cards, which represented the three-year cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. In 2017, unused gift card revenue was recognized monthly as earned and is not anticipated to be significant in future periods. In addition, processing fees from PayPal, a third-party payment processor, decreased 30.2% as a result of the transition of nearly all sellers in eligible countries to Etsy Payments in 2017.

Cost of Revenue

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Cost of revenue	$150,986	$123,328	$27,658	22.4%
Percentage of total revenue	34.2%	33.8%
Cost of revenue increased $27.7 million, or 22.4%, to $151.0 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of additional costs to support the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs. Cost of revenue increased as a percentage of revenue primarily due to an increase in professional services expenses related to customer service support. Restructuring and other exit costs of $0.7 million associated with the Actions were included in cost of revenue for the year ended December 31, 2017.
Operating Expenses
There were a total of 744 employees on December 31, 2017, compared with 1,043 on December 31, 2016, reflecting headcount reductions associated with the Actions.
Marketing

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Marketing	$109,085	$82,248	$26,837	32.6%
Percentage of total revenue	24.7%	22.5%
Marketing expenses increased $26.8 million, or 32.6%, to $109.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of increased spend on digital marketing related to buyer acquisition, and an increase in employee-related expenses in our marketing team, including $3.0 million of restructuring and other exit costs associated with the Actions. In 2017, paid GMS attributable to our marketing efforts grew 31% compared to 2016.
Product development

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Product development	$74,616	$55,083	$19,533	35.5%
Percentage of total revenue	16.9%	15.1%
Product development expenses increased $19.5 million, or 35.5%, to $74.6 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of an increase in employee-related expenses in our product and engineering teams, up $10.3 million, including $3.2 million of restructuring and other exit costs associated with the Actions, and $6.2 million of additional expenses resulting from the acquisition of Blackbird in September 2016.
General and administrative

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
General and administrative	$91,486	$86,180	$5,306	6.2%
Percentage of total revenue	20.7%	23.6%
General and administrative expenses increased $5.3 million, or 6.2%, to $91.5 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by an increase in employee-related expenses, including $7.0 million of restructuring and other exit costs associated with the Actions. This increase was partially offset by decreases in professional services and office overhead expenses.
Asset impairment charges

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Asset impairment charges	$3,162	$551	$2,611	473.9%
Percentage of total revenue	0.7%	0.2%
Asset impairment charges increased $2.6 million, or 473.9%, to $3.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. In the fourth quarter of 2017, we made the decision to discontinue certain product offerings, including Etsy Studio and Etsy Manufacturing,which resulted in the recognition of a $3.2 million impairment charge to write the related capitalized web development and internal-use software assets down to zero. This decision was based on our strategy to focus on the growth of the Etsy.com marketplace. This compares to $0.6 million in the year ended December 31, 2016, related to the impairment of nonrecoverable intangible assets acquired in the ALM and Grand St. acquisitions for customer relationships and trademarks.

Other Income (Expense), net

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Other income (expense), net	$20,369	$(20,453)	$40,822	199.6%
Percentage of total revenue	4.6%	(5.6)%
Other income, net was $20.4 million in the year ended December 31, 2017, primarily due to $29.1 million foreign currency gain, mainly the result of the significant change in U.S. dollar to Euro exchange rates on intercompany debt and other non-functional currency balances, partially offset by $11.1 million of interest expense, largely associated with the build-to-suit lease accounting for our new corporate headquarters. In the fourth quarter of 2017, we established a new legal entity based in Ireland with a U.S. dollar functional currency to help mitigate the currency rate risk on our intercompany debt.
Other expense, net was $20.5 million in the year ended December 31, 2016, primarily as a result of $15.0 million of currency exchange loss, mainly the result of the significant change in U.S. dollar to Euro exchange rates on intercompany debt and other non-functional currency balances, and $7.2 million of interest expense, largely associated with the build-to-suit lease accounting for our new corporate headquarters.
Benefit (Provision) for Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%

	(in thousands except percentages)
Benefit (provision) for income taxes	$49,535	$(27,025)	$76,560	283.3%
Percentage of total revenue	11.2%	(7.4)%
Our income tax benefit and provision for the years ended December 31, 2017 and 2016 was $49.5 million and $27.0 million, respectively.

The primary driver of the income tax benefit for the year ended December 31, 2017 was the impact on deferred taxes from the reduction in the U.S. federal corporate tax rate beginning in 2018. On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, which, among other items, reduced the corporate income tax rate from 35% to 21%. As a result, our deferred taxes and certain unrecognized tax benefits at December 31, 2017 have been revalued at the reduced 21% rate. The revaluation resulted in a benefit for income taxes of approximately $31.1 million for the year ended December 31, 2017.

The secondary driver of the income tax benefit for the year ended December 31, 2017 was the recognition of excess tax benefits from stock-based compensation as a result of the adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting in the first quarter of 2017. As a result of this updated guidance, we recorded $12.8 million of excess tax benefits, rather than additional paid-in capital, for the year ended December 31, 2017.

The primary driver of the income tax provision for the year ended December 31, 2016 was tax expense related to our updated corporate structure of $17.1 million.

For both periods, other drivers include the mix of income and losses in jurisdictions with a wide range of tax rates, the disallowance of the benefit of losses in certain foreign jurisdictions and the amount of non-deductible stock-based compensation expense.

Comparison of Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$158,204	$132,648	$25,556	19.3%
Percentage of total revenue	43.3%	48.5%
Seller Services	$200,857	$136,608	$64,249	47.0%
Percentage of total revenue	55.0%	49.9%
Other	$5,906	$4,243	$1,663	39.2%
Percentage of total revenue	1.6%	1.6%
Total revenue	$364,967	$273,499	$91,468	33.4%
GMS increased $453.6 million, or 19.0%, to $2.8 billion in the year ended December 31, 2016 compared to the year ended December 31, 2015. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2016 would have been 20.0%, or approximately one percentage point higher than the reported 19.0% growth. Supporting this growth, active sellers increased 11.8% to 1.7 million and active buyers increased 18.8% to 28.6 million for at December 31, 2016 compared to December 31, 2015.
During the year ended December 31, 2016, percent mobile visits increased as a percentage of total visits to approximately 64%, up from approximately 60% for the year ended December 31, 2015 and mobile GMS increased as a percentage of total GMS to approximately 48%, up from 43% for the year ended December 31, 2015. These increases were a result of increased mobile traffic and, to a lesser extent, improvements in our mobile offerings for Etsy buyers. Mobile GMS continued to grow faster than mobile visits and, as a result, the gap between mobile visits and mobile GMS narrowed slightly. Year-over-year, mobile app and mobile web GMS and conversion rates each continued to grow faster than desktop GMS.
For the year ended December 31, 2016, international GMS was 30% of total GMS, flat compared to the year ended December 31, 2015. The percent international GMS was largely driven by GMS growth between U.S. buyers and international sellers and GMS growth between buyers and sellers outside of the U.S., both in the same country and cross-border. GMS growth between international buyers and sellers in the same country remains the fastest growing category of international GMS. GMS between international buyers and sellers in the same country grew approximately 47% year-over-year during the year ended December 31, 2016. We believe the growth in this GMS category demonstrates the progress we are making on our strategy to build and deepen local Etsy communities in our key international markets.
Revenue increased $91.5 million, or 33.4%, to $365.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, of which 55.0% consisted of Seller Services revenue and 43.3% consisted of Marketplace revenue.
Marketplace revenue increased $25.6 million, or 19.3%, to $158.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This growth corresponded with a 19.0% increase in GMS to a total of $2.8 billion for the year ended December 31, 2016. As our GMS increased, our Marketplace revenue increased, primarily due to growth in transaction fee revenue and, to a lesser extent, an increase in listing fee revenue.
Seller Services revenue increased $64.2 million, or 47.0%, to $200.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The growth in Seller Services revenue was primarily driven by an increase in revenue from Etsy Payments, which continued to benefit from the integration of PayPal through the anniversary of this integration at the end of the fourth quarter of 2016. Seller Services revenue also benefited from the growth in revenue from Promoted Listings and Shipping Labels and, to a lesser extent, a modest contribution from Pattern. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. Seller Services revenue continued to outpace growth in Marketplace revenue during 2016. As of December 31, 2016, 51.7% of active sellers use one or more of our Seller Services compared to 48.1% of active sellers as of December 31, 2015. At December 31, 2016, 45.5% of active sellers used Etsy Payments, 15.9% of active sellers used Promoted Listings, 26.3% of active sellers in the United States and Canada used Shipping Labels and 2.5% of active sellers used Pattern.

Other revenue increased $1.7 million, or 39.2%, to $5.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, mainly due to the recognition of $1.7 million in revenue from accumulated unused gift card funds received from our third-party service provider. This represents the three-year cumulative value of gift cards that the third-party service provider has concluded are not likely to be redeemed. This increase was partially offset by a reduction of processing fees from PayPal, a third-party payment processor, as a result of its integration into Etsy Payments.
Cost of Revenue

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Cost of revenue	$123,328	$96,979	$26,349	27.2%
Percentage of total revenue	33.8%	35.5%
Cost of revenue increased $26.3 million, or 27.2%, to $123.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of additional costs to support the increase in Etsy Payments revenue, and, to a lesser extent, an increase in employee-related costs. Cost of revenue decreased as a percentage of revenue due to the leverage we achieved in costs related to our technology infrastructure and employee-related costs.
Operating Expenses
There were a total of 1,043 employees on December 31, 2016, compared with 819 on December 31, 2015.
Marketing

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Marketing	$82,248	$66,771	$15,477	23.2%
Percentage of total revenue	22.5%	24.4%
Marketing expenses increased $15.5 million, or 23.2%, to $82.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of increased spend on brand marketing campaigns and affiliate marketing related to buyer acquisition, and an increase in employee-related expenses in our marketing team.
Product development

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Product development	$55,083	$42,694	$12,389	29.0%
Percentage of total revenue	15.1%	15.6%
Product development expenses increased $12.4 million, or 29.0%, to $55.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of an increase in employee-related expenses in our product and engineering teams, including additional expenses resulting from the acquisition of Blackbird in September 2016.

General and administrative

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
General and administrative	$86,180	$68,939	$17,241	25.0%
Percentage of total revenue	23.6%	25.2%
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

Asset impairment charges

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Asset impairment charges	$551	$—	$551	100.0%
Percentage of total revenue	0.2%	—%
Asset impairment charges were $0.6 million in the year ended December 31, 2016, related to the impairment of nonrecoverable intangible assets acquired in the ALM and Grand St. acquisitions for customer relationships and trademarks. There were no asset impairment charges in the year ended December 31, 2015.
Other Expense, net

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Other expense, net	$(20,453)	$(26,110)	$(5,657)	(21.7)%
Percentage of total revenue	(5.6)%	(9.5)%
Other expense, net was $20.5 million in the year ended December 31, 2016, primarily as a result of a currency exchange loss, mainly the result of the significant change in U.S. dollar to Euro exchange rates on intercompany debt and other non-functional currency balances, and interest expense, largely associated with the build-to-suit lease accounting for our new corporate headquarters.Other expense, net was $26.1 million in the year ended December 31, 2015 mainly due to a foreign currency loss related to the intercompany debt and other non-functional currency balances, and a mark-to-market loss related to convertible warrants.

Provision for Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%

	(in thousands except percentages)
Provision for income taxes	$(27,025)	$(26,069)	$956	3.7%
Percentage of total revenue	(7.4)%	(9.5)%
Our income tax provision for the years ended December 31, 2016 and 2015 was $27.0 million and $26.1 million, respectively. For both periods, the primary driver of the income tax provision was tax expense related to our updated corporate structure of $17.1 million for the years ended December 31, 2016 and 2015. Other drivers include the mix of income and losses in jurisdictions with a wide range of tax rates, the disallowance of the benefit of losses in certain foreign jurisdictions and the amount of non-deductible stock-based compensation expense.

Quarterly Results of Operations
The following tables show selected unaudited quarterly results of operations and other unaudited operational and non-GAAP financial data for the eight quarters ended December 31, 2017 and the percentage that each line item in the following results of operations data represents of revenue. The results of operations data for each of these quarters have been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our quarterly results of operations and operational and non-GAAP financial data will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future quarter or year.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands except share and per share amounts)
Revenue:
Marketplace	$54,251	$42,413	$42,069	$40,759	$46,936	$38,133	$37,405	$35,730
Seller Services	82,319	63,371	58,816	53,947	61,744	48,511	47,069	43,533
Other	(302)	596	807	2,185	1,529	918	875	2,584
Total revenue	136,268	106,380	101,692	96,891	110,209	87,562	85,349	81,847
Cost of revenue(1)	44,220	36,383	35,724	34,659	37,005	29,314	29,098	27,911
Gross profit	92,048	69,997	65,968	62,232	73,204	58,248	56,251	53,936
Operating expenses:
Marketing(1)	34,590	23,520	27,521	23,454	30,460	18,736	17,205	15,847
Product development(1)	17,788	16,958	21,754	18,116	16,116	14,897	11,840	12,230
General and administrative(1)	18,218	22,094	28,411	22,763	22,625	21,942	22,537	19,076
Asset impairment charges	3,162	—	—	—	551	—	—	—
Total operating expenses	73,758	62,572	77,686	64,333	69,752	55,575	51,582	47,153
Income (loss) from operations	18,290	7,425	(11,718)	(2,101)	3,452	2,673	4,669	6,783
Other (expense) income, net	(24)	5,815	13,950	628	(20,048)	(709)	(7,719)	8,023
Income (loss) before income taxes	18,266	13,240	2,232	(1,473)	(16,596)	1,964	(3,050)	14,806
Benefit (provision) for income taxes(2)	26,484	12,562	9,437	1,052	(4,787)	(4,363)	(4,261)	(13,614)
Net income (loss)	$44,750	$25,802	$11,669	$(421)	$(21,383)	$(2,399)	$(7,311)	$1,192
Net income (loss) per share attributable to common stockholders:
Basic	$0.37	$0.22	$0.10	$0.00	$(0.19)	$(0.02)	$(0.06)	$0.01
Diluted	$0.36	$0.21	$0.10	$0.00	$(0.19)	$(0.02)	$(0.06)	$0.01
Weighted average common shares outstanding:
Basic	121,586,991	119,592,191	116,933,216	115,696,024	115,296,380	113,757,212	113,045,888	112,129,470
Diluted	124,818,322	123,224,559	120,723,938	115,696,024	115,296,380	113,757,212	113,045,888	115,368,566

(1)
Includes restructuring and other exit costs of $0.9 million, $1.8 million and $11.3 million recognized in the quarter ended December 31, 2017, September 30, 2017 and June 30, 2017, respectively. For a summary of restructuring and other exit costs see “Note 3—Restructuring and Other Exit Costs” in the Notes to Consolidated Financial Statements.

(2)
In the quarter ended December 31, 2017, we recognized an income tax benefit associated with the enactment of the Tax Cuts and Jobs Act (the “Act”). As a result of the Act, our deferred taxes at December 31, 2017 have been revalued at the reduced 21% corporate income tax rate. The revaluation resulted in a non-recurring benefit for income taxes of approximately $31.1 million for the quarter ended December 31, 2017.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Revenue:
Marketplace	39.8%	39.9%	41.4%	42.1%	42.6%	43.5%	43.8%	43.7%
Seller Services	60.4	59.6	57.8	55.7	56.0	55.4	55.1	53.2
Other	(0.2)	0.6	0.8	2.3	1.4	1.0	1.0	3.2
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	32.5	34.2	35.1	35.8	33.6	33.5	34.1	34.1
Gross profit	67.5	65.8	64.9	64.2	66.4	66.5	65.9	65.9
Operating expenses:
Marketing	25.4	22.1	27.1	24.2	27.6	21.4	20.2	19.4
Product development	13.1	15.9	21.4	18.7	14.6	17.0	13.9	14.9
General and administrative	13.4	20.8	27.9	23.5	20.5	25.1	26.4	23.3
Asset impairment charges	2.3	—	—	—	0.5	—	—	—
Total operating expenses	54.1	58.8	76.4	66.4	63.3	63.5	60.4	57.6
Income (loss) from operations	13.4	7.0	(11.5)	(2.2)	3.1	3.1	5.5	8.3
Other (expense) income, net	—	5.5	13.7	0.6	(18.2)	(0.8)	(9.0)	9.8
Income (loss) before income taxes	13.4	12.4	2.2	(1.5)	(15.1)	2.2	(3.6)	18.1
Benefit (provision) for income taxes	19.4	11.8	9.3	1.1	(4.3)	(5.0)	(5.0)	(16.6)
Net income (loss)	32.8%	24.3%	11.5%	(0.4)%	(19.4)%	(2.7)%	(8.6)%	1.5%

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands except percentages)
Other financial and operations data(1):
GMS	$1,019,452	$766,354	$748,762	$719,041	$865,207	$677,221	$669,704	$629,853
Adjusted EBITDA	$34,822	$22,769	$12,696	$9,722	$15,277	$13,056	$14,040	$14,751
Active sellers	1,933	1,891	1,834	1,801	1,748	1,706	1,654	1,603
Active buyers	33,364	31,680	30,584	29,669	28,566	27,140	26,104	25,027
Percent mobile visits	67%	67%	65%	66%	65%	65%	64%	63%
Percent mobile GMS	52%	52%	51%	51%	49%	49%	47%	47%
Percent international GMS	33%	34%	32%	32%	30%	30%	31%	30%

(1)	See “—Key Operating and Financial Metrics” for the definitions of the following terms: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile visits” and “mobile GMS.”

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands)
Net income (loss)	$44,750	$25,802	$11,669	$(421)	$(21,383)	$(2,399)	$(7,311)	$1,192
Excluding:
Interest and other non-operating expense, net	2,177	2,254	2,153	2,152	2,026	2,046	1,333	97
(Benefit) provision for income taxes	(26,484)	(12,562)	(9,437)	(1,052)	4,787	4,363	4,261	13,614
Depreciation and amortization	6,577	7,022	6,660	6,938	6,905	5,786	5,103	4,731
Stock-based compensation expense(1)	5,197	5,832	4,881	4,043	4,160	2,975	3,452	2,581
Stock-based compensation expense—acquisitions	725	724	1,613	842	151	1,110	816	656
Foreign exchange (gain) loss	(2,153)	(8,069)	(16,103)	(2,780)	18,022	(1,337)	6,386	(8,120)
Restructuring and other exit costs	871	1,766	11,260	—	—	—	—	—
Asset impairment charges	3,162	—	—	—	551	—	—	—
Acquisition-related expenses	—	—	—	—	58	512	—	—
Adjusted EBITDA	$34,822	$22,769	$12,696	$9,722	$15,277	$13,056	$14,040	$14,751

(1)
$0.1 million, $1.0 million and $1.7 million of restructuring-related stock-based compensation expense has been excluded from the three months ended December 31, 2017, September 30, 2017 and June 30, 2017, respectively, and is included in the restructuring and other exit costs line.

Seasonality
Etsy sellers experience increased sales and use more Seller Services during the fourth-quarter holiday shopping season. This has resulted in increased revenue for us during the fourth quarter of each fiscal year, which can compare to lower revenue in the first quarter of the following fiscal year. For example, revenue in the first quarter of 2017 decreased when compared with revenue in the fourth quarter of 2016. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter and lower costs in the first quarter of each fiscal year. As our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced.
Our quarterly revenue increased sequentially quarter-to-quarter for all periods presented above, other than the first quarter of 2017, corresponding to our GMS performance in the same periods. We cannot assure you that this pattern of sequential revenue growth will continue. We believe that it is generally more meaningful to compare year-over-year results than sequential quarter-over-quarter results.

Liquidity and Capital Resources
The following tables show our cash and cash equivalents, short-term investments, accounts receivable and net working capital as of the dates indicated:

	As of December 31,
	2017	2016

	(in thousands)
Cash and cash equivalents	$315,442	$181,592
Short-term investments	25,108	100,494
Accounts receivable, net	33,677	26,426
Net working capital	336,787	287,024
As of December 31, 2017, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future investments, working capital funding and general corporate purposes.

We invest in short-term instruments, including fixed-income funds and AA-rated U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 24 months, with the average maturity of these investments maintained at 12 months or less.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “—Key Factors Affecting Our Performance” above and in our “Risk Factors” in this Annual Report on Form 10-K.

Sources of Liquidity

On April 21, 2015, we completed our initial public offering, (“IPO”), in which we issued and sold 13,333,333 shares of common stock at a public offering price of $16.00 per share. We received net proceeds of $194.4 million after deducting underwriting discounts of $13.9 million and other offering expenses of approximately $5.1 million. These expenses were recorded against the proceeds received from the IPO. In addition, we incurred approximately $0.3 million in IPO-related expenses not deductible from IPO proceeds.
Credit Facility
We terminated the senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders (the “Credit Agreement”) effective as of November 21, 2017. As of the date of termination, there were no borrowings outstanding under the Credit Agreement and we incurred no additional fees as a result of early termination. In May 2014, we entered into a $35.0 million Credit Agreement. In March 2015, we amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, we amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. As amended, the Credit Agreement would have expired in May 2019. The amended Credit Agreement included a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million.

Historical Cash Flows

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Cash provided by (used in):
Operating activities	$67,420	$49,994	$33,155
Investing activities	61,836	(135,430)	(23,283)
Financing activities	3,439	2,575	195,664
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform, as well as associated cost of revenue and other operating expenses. Our primary source of cash from operating activities is cash collections from our customers. Net cash provided by operating activities in each period presented also has been influenced by changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and other liabilities.
Net cash provided by operating activities was $67.4 million in the year ended December 31, 2017, primarily driven by cash net income of $68.6 million as a result of increased revenue generated on our platform, partially offset by changes in our operating assets and liabilities that used $1.2 million in cash.
Net cash provided by operating activities was $50.0 million in the year ended December 31, 2016 as a result of the cash net income of $52.7 million as a result of increased revenue generated on our platform, partially offset by changes in our operating assets and liabilities that used $2.7 million in cash.
Net cash provided by operating activities was $33.2 million in the year ended December 31, 2015, as a result of the cash net income of $19.7 million as a result of increased revenue generated on our platform, partially offset by changes in our operating assets and liabilities that provided $13.5 million in cash.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of sales and purchases of short-term marketable securities and capital expenditures, including purchases of property and equipment to support our overall business growth and investments in capitalized website development and internal-use software.
Net cash provided by investing activities was $61.8 million in the year ended December 31, 2017. This was primarily attributable to net sales of marketable securities of $75.0 million offset by $13.2 million in capital expenditures, including $9.2 million for capitalized web development and internal-use software and $4.0 million for purchases of property and equipment.
Net cash used in investing activities was $135.4 million in the year ended December 31, 2016. This was primarily attributable to net purchases of marketable securities of $79.8 million, capital expenditures of $47.7 million, including $36.0 million for purchases of property and equipment and $11.7 million for capitalized website development and internal-use software and $7.9 million in cash paid to acquire Blackbird.

Net cash used in investing activities was $23.3 million in the year ended December 31, 2015. This was primarily attributable to capital expenditures of $20.8 million, including $11.1 million for purchases of property and equipment and $9.7 million for internal-use software and website development and net purchases of marketable securities of $2.5 million.
Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from exercise of stock options, repurchase of common stock under the share repurchase program announced in November 2017, financing of capitalized leases for computer equipment, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease and shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Net cash provided by financing activities was $3.4 million in the year ended December 31, 2017. This was primarily attributable to proceeds from the exercise of stock options of $33.8 million, offset by repurchase of stock under the share repurchase program of $10.3 million, payments on capitalized lease obligations of $7.8 million, stock repurchases of vested

RSUs withheld to satisfy tax obligations of $6.4 million and payments on our facility financing obligation of $5.9 million, related to our Brooklyn headquarters lease.
Net cash provided by financing activities was $2.6 million in the year ended December 31, 2016. This was primarily attributable to proceeds from the exercise of stock options of $10.6 million, offset by payments on capital lease obligations of $6.1 million, stock repurchases of vested RSUs withheld to satisfy tax obligations of $1.3 million and a deferred payment related to the acquisition of ALM of $0.6 million.
Net cash provided by financing activities was $195.7 million in the year ended December 31, 2015. This was primarily attributable to proceeds from our initial public offering of $199.5 million and proceeds from the exercise of stock options of $3.6 million, offset by payments related to our public offering of $4.1 million and payments on capitalized lease obligations of $3.3 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, in 2017, 2016 or 2015.
Contractual Obligations
The following table summarizes our future fixed contractual obligations as of December 31, 2017:

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

	(in thousands)
Capital lease obligations	$9,913	$5,798	$4,115	$—	$—
Operating lease obligations	24,980	3,907	7,478	5,427	8,168
Long-term obligations	405	172	233	—	—
Interest payments	1,258	899	359	—	—
Facility financing obligations	87,542	9,381	18,973	20,874	38,314
Purchase obligations	77,329	14,320	30,009	33,000	—
Total contractual obligations	$201,427	$34,477	$61,167	$59,301	$46,482

Capital lease obligations consist of obligations under capital leases for computer and hosting equipment.
Operating lease obligations consist of obligations under non-cancelable operating leases for our headquarters in Brooklyn, New York and for our offices in San Francisco, Hudson (New York), London, and Dublin.
Long-term obligations consist of commitments we assumed in connection with our 2014 acquisition of ALM.
Interest payments consist of interest due in connection with our capital leases.
Facility financing obligations consist of the portion of our obligations for our headquarters in Brooklyn, New York that is accounted for as a build-to-suit lease.
Purchase obligations consist of commitments related to the migration of our data centers to the cloud, the related ongoing service fees, and other support services. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $17.0 million and non-income tax related contingency reserves of $0.4 million, which are not reflected in the table as the ultimate resolution and timing are uncertain.

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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation, and restructuring and other exit costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Revenue Recognition
Our revenue is diversified, generated from a mix of marketplace activities and the services and tools we provide to Etsy sellers to help them start, manage, and scale their businesses. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the Etsy seller; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the Etsy seller is fixed or determinable. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we are the primary obligor in a transaction, have inventory risk and have latitude in establishing pricing and selecting suppliers, among other factors.
Marketplace revenue. Marketplace revenue is primarily comprised of the 3.5% transaction fee that an Etsy seller pays for each completed transaction, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists on Etsy.com. Transaction fees are recognized when the corresponding transaction is made. Listing fees are recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized.
Seller Services revenue. Seller Services revenue consists of fees an Etsy seller pays us for our four paid services: Etsy Payments, Promoted Listings, Shipping Labels and Pattern.

•
Revenue from Etsy Payments consists of fees an Etsy seller pays us to process credit, debit and Etsy Gift Card payments. Etsy Payments fees vary between 3–4% of the item’s total sale price plus a flat fee per order, depending on the country in which her bank account is located. Etsy Payments fees are based on the item’s total sale price, including shipping. Revenue from Etsy Payments is recognized when the corresponding transaction is consummated.

•
Revenue from Promoted Listings consists of cost-per-click fees an Etsy seller pays us for prominent placement of her listings in search results generated by Etsy buyers in our marketplace. Revenue is recognized when the Promoted Listing is clicked.

•
Revenue from Shipping Labels consists of fees an Etsy seller pays us when she purchases shipping labels through our platform, net of the cost we incur in purchasing those shipping labels. We provide our sellers shipping labels from the United States Postal Service, FedEx and Canada Post at discounted pricing due to the volume of purchases through its platform. We recognize Shipping Label revenue when an Etsy seller purchases a shipping label. We recognize Shipping Label revenue on a net basis as we are not the primary obligor in the delivery of these services.

•
Revenue from Pattern consists of monthly subscription and annual domain registration fees, an optional add-on, an Etsy seller pays to use our custom website services. We recognize revenue from Pattern ratably over the term of the subscription.

Other revenue. Other revenue includes the fees we receive from commercial partnerships, which are recognized as earned in accordance with our revenue recognition policy.
Website Development and Internal-use Software Costs
Costs incurred to develop our website and software for internal use are capitalized and amortized over the estimated useful life of the software, generally three years. In accordance with authoritative accounting guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. We also capitalize costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs related to the design or maintenance of website development and internal-use software are expensed as incurred. We periodically review these assets to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally-developed or third-party software. If an asset is not expected to provide any future use, the asset is retired and any unamortized cost is expensed.
If an asset will continue to be used, but the net book value is not expected to be fully recoverable, the asset is impaired to its fair value. When events or changes in circumstances require, we assess the likelihood of recovering the cost of website development and internal-use software costs based on its expectations of future profitability, undiscounted cash flows and our plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value.
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
We consider the nature of the renovations and our involvement during the construction period of newly-leased office space to determine if we are considered, for accounting purposes only, to be the owner of the construction project during the construction period. If we determine that we are the owner of the construction project, we are required to capitalize the fair value of the building as well as the construction costs incurred on our Consolidated Balance Sheet along with a corresponding financing liability (“build-to-suit accounting”). Upon occupancy for build-to-suit leases, we assess whether the circumstances qualify for sales recognition under the sale-leaseback accounting guidance. If the lease meets the sale-leaseback criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease for financial reporting purposes.
In May 2016, we took possession of our corporate headquarters in Brooklyn upon substantial completion of the construction phase of the build-out. Upon completion of the project, we performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840—Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. We concluded that components of “continuing involvement” were evident as a result of this review, precluding the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the lease, we also recorded a facility financing obligation equal to the fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense, and the associated asset capitalized throughout the construction project is depreciated over its determined useful life.
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
We initially recognize intangible assets at fair value, and we amortize them on a straight-line basis over their estimated useful lives. When circumstances indicate that the carrying value of these assets may not be recoverable, we review our identifiable amortizable intangible assets for impairment.
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we are then required to perform a quantitative assessment for impairment.
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
Stock-Based Compensation
We account for our stock-based compensation awards in accordance with Acounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. Stock options and restricted stock units (“RSUs”) are awarded to employees and members of our Board of Directors and are measured at fair value at each grant date. Stock options generally vest over a four-year period with 25% of the shares underlying the options vesting after the first year of service and ratably each month over the remaining 36-month period, subject to continued service with us through each vesting date. RSUs generally vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period contingent on continued employment with us on each vesting date.
Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s or director’s requisite service period on a straight-line basis. The fair value of RSUs is determined based on the closing price of our common stock on Nasdaq on the grant date. In the first quarter of 2017, we made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance in ASU 2016-09, Compensation—Stock Compensation: Scope of Modification Accounting. In reporting periods prior to 2017, we estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates. We expect to continue to grant stock options and RSUs in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
We account for stock-based compensation arrangements related to the ALM acquisition in restricted shares, subject to a put option that allows the holder of the shares to put the shares back to us for cash, as liability-classified stock awards. These awards are re-measured at each reporting period, with changes in fair value being charged to the statement of operations. Compensation expense is recognized using a graded vesting methodology for each separately vesting tranche of the award as though the award were, in substance, multiple awards. Unless the put option is exercised, the restricted shares will be reclassified from a liability to an equity classified award upon the termination of the put option. In 2017, all outstanding restricted shares subject to a put option became fully vested and we will no longer be required to remeasure these awards at fair value going forward.
Key Assumptions
Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the option and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted in the periods indicated:

Year Ended December 31,
	2017	2016	2015
Expected volatility	41.7% - 44.2%	38.6% - 44.6%	40.4% - 45.0%
Risk-free interest rate	1.9% - 2.2%	1.1% - 2.1%	1.3% - 1.9%
Expected term (in years)	5.5 - 6.3	5.5 - 6.3	5.5 - 6.1
Dividend rate	—%	—%	—%
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
Interest Rate Sensitivity
As of December 31, 2017 and December 31, 2016 , the majority of our cash and cash equivalents and short-term investments were held in cash deposits, money market funds, fixed-income funds and AA-rated U.S. Government and agency securities. The fair value of our cash, cash equivalents and short-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. The majority of our current interest expense is attributable to our facility financing obligation related to our build-to-suit lease and is not impacted by external factors on interest rates. A 10% increase or decrease in our current interest rate would not have a significant impact on our interest expense.
Currency Risk
Approximately 85% of our GMS is denominated in U.S. dollars, and therefore, the resulting revenue is not subject to foreign currency risk. However, in the year ended December 31, 2017, approximately 15% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the year ended December 31, 2017 would have been 14.3%, or approximately 20 basis points lower than the reported 14.5% growth. On a currency-neutral basis, GMS growth for the three months ended December 31, 2017 would have been 16.5% compared with the reported 17.8% growth. In addition, we believe weaker local currencies in certain international markets continued to dampen the demand for U.S. dollar-denominated goods during the year ended December 31, 2017, impacting both GMS growth and percent international GMS.
In the year ended December 31, 2016, 88% of our GMS was denominated in U.S. dollars and approximately 12% of GMS was from goods that were not listed in U.S. dollars. On a currency-neutral basis, GMS growth for the year ended December 31, 2016 would have been 20.0%, or approximately one percentage point higher than the reported 19.0% growth.
Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Euro and Pound Sterling. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statement of Operations. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $21.6 million for the year ended December 31, 2017. This compares to a currency exchange (loss) gain of $41.2 million based on the same analysis performed for the year ended December 31, 2016.
On January 1, 2015, we implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States, which resulted in a U.S. dollar-denominated intercompany debt on a Euro-denominated ledger that was subject to continued currency exchange rate risk through the middle of the fourth quarter of 2017. In the fourth quarter of 2017, we established a new legal entity based in Ireland with a U.S. dollar functional currency to help mitigate the currency rate risk on our intercompany debt.

Item 8. Financial Statements and Supplementary Data.

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Etsy, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Etsy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for tax effects of intra-entity asset transfers and share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2018

We have served as the Company’s auditor since 2012.

Etsy, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$315,442	$181,592
Short-term investments	25,108	100,494
Accounts receivable, net	33,677	26,426
Prepaid and other current assets	20,379	15,571
Deferred tax charge—current	—	17,132
Funds receivable and seller accounts	44,658	29,817
Total current assets	439,264	371,032
Restricted cash	5,341	5,341
Property and equipment, net	117,617	126,407
Goodwill	38,541	35,657
Intangible assets, net	4,100	7,507
Deferred tax charge—net of current portion	—	34,264
Other assets	720	985
Total assets	$605,583	$581,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,622	$10,978
Accrued expenses	28,743	24,179
Capital lease obligations—current	5,798	6,829
Funds payable and amounts due to sellers	44,658	29,817
Deferred revenue	6,262	5,648
Other current liabilities	3,394	6,557
Total current liabilities	102,477	84,008
Capital lease obligations—net of current portion	4,115	5,296
Deferred tax liabilities	23,786	65,068
Facility financing obligation	60,049	57,360
Other liabilities	18,262	24,704
Total liabilities	208,689	236,436
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2017 and 2016; 121,769,238 and 115,973,039 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	122	116
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2017 and 2016)	—	—
Additional paid-in capital	499,441	442,510
Accumulated deficit	(96,290)	(116,341)
Accumulated other comprehensive (loss) income	(6,379)	18,472
Total stockholders’ equity	396,894	344,757
Total liabilities and stockholders’ equity	$605,583	$581,193

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations
(In thousands except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$441,231	$364,967	$273,499
Cost of revenue	150,986	123,328	96,979
Gross profit	290,245	241,639	176,520
Operating expenses:
Marketing	109,085	82,248	66,771
Product development	74,616	55,083	42,694
General and administrative	91,486	86,180	68,939
Asset impairment charges	3,162	551	—
Total operating expenses	278,349	224,062	178,404
Income (loss) from operations	11,896	17,577	(1,884)
Other income (expense):
Interest expense and amortization of deferred financing costs	(11,130)	(7,204)	(1,526)
Interest and other income	2,394	1,702	324
Net unrealized loss on warrant and other liabilities	—	—	(3,133)
Foreign exchange gain (loss)	29,105	(14,951)	(21,775)
Total other income (expense)	20,369	(20,453)	(26,110)
Income (loss) before income taxes	32,265	(2,876)	(27,994)
Benefit (provision) for income taxes	49,535	(27,025)	(26,069)
Net income (loss)	$81,800	$(29,901)	$(54,063)
Net income (loss) per share attributable to common stockholders:
Basic	$0.69	$(0.26)	$(0.59)
Diluted	$0.68	$(0.26)	$(0.59)
Weighted average common shares outstanding:
Basic	118,538,687	113,562,738	91,122,291
Diluted	122,267,673	113,562,738	91,122,291

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$81,800	$(29,901)	$(54,063)
Other comprehensive (loss) income:
Cumulative translation adjustment	(24,898)	7,675	14,746
Unrealized gains (losses) on marketable securities, net of tax	47	(8)	(7)
Total other comprehensive (loss) income	(24,851)	7,667	14,739
Comprehensive income (loss)	$56,949	$(22,234)	$(39,324)

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(In thousands except share amounts)

	Series A and A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D and D-1 Convertible Preferred Stock		Series E Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Series F Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumul- ated Deficit	Accumul- ated Other Compre- hensive (Loss) Income	Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2014	2,363,786	$808	1,128,425	$865	1,222,282	$3,361	4,215,610	$27,870	396,727	$6,201	203,399	$1,322	11,594,203	$39,785		44,180,939	$44	$103,355	$(32,377)	$(3,934)	$67,088
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	9,444	—	—	9,444
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—		1,315,735	2	3,624	—	—	3,626
Exercise of warrants, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	96,869	—	—	—	—	—
Common stock issued through public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—		13,333,333	14	194,347	—	—	194,361
Contribution of stock to Good Work Institute (formerly Etsy.org)	—	—	—	—	—	—	—	—	—	—	—	—	—	—		188,235	—	3,200	—	—	3,200
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,122	—	—	1,122
Conversion of liability-classified restricted shares upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	—	1,755
Conversion of preferred stock upon public offering	(2,363,786)	(808)	(1,128,425)	(865)	(1,222,282)	(3,361)	(4,215,610)	(27,870)	(396,727)	(6,201)	(203,399)	(1,322)	(11,594,203)	(39,785)		53,448,243	53	80,159	—	—	80,212
Conversion of liability-classified warrants upon public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	5,070	—	—	5,070
Excess tax benefit from the exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	3,944	—	—	3,944
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	14,739	14,739
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(54,063)	—	(54,063)
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—	—		112,563,354	113	406,020	(86,440)	10,805	330,498
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	13,960	—	—	13,960
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—		2,535,620	3	10,565	—	—	10,568
Vesting of restricted stock units, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—		144,651	—	(1,258)	—	—	(1,258)
Exercise of warrants, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—		80,011	—	—	—	—	—
Retirement of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(36,346)	—	—	—	—	—
Issuance of common stock at acquisition date	—	—	—	—	—	—	—	—	—	—	—	—	—	—		685,749	—	6,966	—	—	6,966
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,080	—	—	1,080
Conversion of liability-classified restricted shares upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,942	—	—	1,942
Excess tax benefit from the exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	3,235	—	—	3,235
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	7,667	7,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(29,901)	—	(29,901)
Balance as of December 31, 2016	—	—	—	—	—	—	—	—	—	—	—	—	—	—		115,973,039	116	442,510	(116,341)	18,472	344,757
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	23,462	—	—	23,462
Exercise of vested options	—	—	—	—	—	—	—	—	—	—	—	—	—	—		5,760,263	6	33,832	—	—	33,838
Vesting of restricted stock units, net of shares withheld	—	—	—	—	—	—	—	—	—	—	—	—	—	—		622,167	1	(6,418)	—	—	(6,417)
Stock repurchase	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(586,231)	(1)	—	(10,300)	—	(10,301)
Stock-based compensation—acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	3,132	—	—	3,132
Conversion of liability-classified restricted shares upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	2,838	—	—	2,838
Cumulative effect adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	85	(51,449)	—	(51,364)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	(24,851)	(24,851)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	81,800	—	81,800
Balance as of December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—		121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894

 The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$81,800	$(29,901)	$(54,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	22,655	13,168	8,981
Stock-based compensation expense—acquisitions	3,904	2,733	1,860
Contribution of stock to Good Work Institute (formerly Etsy.org)	—	—	3,200
Depreciation and amortization expense	27,197	22,525	18,550
Bad debt expense	2,497	1,770	1,780
Foreign exchange (gain) loss	(29,105)	14,951	21,775
Amortization of debt issuance costs	463	184	167
Non-cash interest expense	3,117	5,337	—
Interest on marketable securities	426	914	—
Net unrealized loss on warrant and other liabilities	—	—	3,133
Loss on disposal of assets	520	1,143	1,319
Asset impairment charges	3,162	551	—
Deferred income taxes	(47,972)	2,194	(4,146)
Amortization of deferred tax charge	—	17,132	17,132
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,826)	(8,192)	(6,739)
Funds receivable and seller accounts	(13,477)	(10,910)	(9,025)
Prepaid expenses and other current assets	(4,429)	(6,186)	(266)
Other assets	(28)	438	225
Accounts payable	2,837	(3,585)	6,728
Accrued and other current liabilities	3,207	11,193	12,395
Funds payable and amounts due to sellers	13,477	10,910	9,025
Deferred revenue	434	964	1,279
Other liabilities	5,561	2,661	(155)
Net cash provided by operating activities	67,420	49,994	33,155
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(7,880)	—
Purchases of property and equipment	(3,948)	(35,981)	(11,116)
Development of internal-use software	(9,208)	(11,769)	(9,719)
Purchases of marketable securities	(62,348)	(160,504)	(26,040)
Sales of marketable securities	137,340	80,704	23,592
Net cash provided by (used in) investing activities	61,836	(135,430)	(23,283)
Cash flows from financing activities
Proceeds from public offering	—	—	199,467
Repurchase of stock for tax on RSU vesting	(6,417)	(1,258)	—
Repurchase of stock	(10,301)	—	—
Proceeds from exercise of stock options	33,838	10,568	3,626
Payments on capital lease obligations	(7,798)	(6,086)	(3,377)
Deferred payments on acquisition of business	—	(649)	—
Payments on facility financing obligation	(5,883)	—	—
Payments relating to public offering	—	—	(4,052)
Net cash provided by financing activities	3,439	2,575	195,664
Effect of exchange rate changes on cash	1,155	(6,791)	(3,951)
Net increase (decrease) in cash and cash equivalents	133,850	(89,652)	201,585
Cash and cash equivalents at beginning of period	181,592	271,244	69,659
Cash and cash equivalents at end of period	$315,442	$181,592	$271,244

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow disclosures:
Cash paid for interest	$7,555	$2,000	$1,346
Cash paid for income taxes	$1,003	$10,559	$7,604
Supplemental non-cash disclosures:
Equipment acquired under capital lease obligations	$5,586	$5,030	$11,657
Stock-based compensation capitalized in development of capitalized software	$807	$792	$463
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$956	$2,239	$12,721
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$—	$—	$1,484
Non-cash addition to capitalized public offering costs	$—	$—	$13
Fair value of common stock issued in acquisition	$—	$6,966	$—

The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees (formerly referred to as Direct Checkout fees), Promoted Listing fees, Shipping Label sales and Pattern by Etsy fees.
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
Upon the closing of the IPO, all outstanding shares of convertible preferred stock of the Company converted into 53,448,243 shares of common stock. In addition, all outstanding warrants for convertible preferred stock converted into warrants for an aggregate of 203,030 shares of common stock.
In connection with the IPO, the Company effected a 1-for-2 reverse split of its common stock on March 25, 2015. The reverse split combined each two shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion prices of the Company's convertible preferred stock. No fractional shares were issued in connection with the reverse split, and fractional shares resulting from the reverse split were rounded down to the nearest whole share. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements. Specifically, the Company reclassified $0.6 million previously included in marketing expenses to asset impairment charges on the Consolidated Statements of Operations for the quarter and year ended December 31, 2016, to conform to the current year presentation.
The Company also reclassified $2.2 million and $4.1 million previously included in changes in other liabilities to deferred income taxes on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 to conform to the current year presentation.
Additionally, the Company reclassified $3.2 million and $3.9 million from cash provided by financing activities to cash provided by operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, respectively, to conform to the current year presentation upon adoption of Accounting Standards Update (“ASU”) 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting.

Etsy, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition, income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation and restructuring and other exit costs. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Revenue Recognition
The Company's revenue is diversified, generated from a mix of marketplace activities and the services and tools provided to Etsy sellers to help them start, manage, and scale their business. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the Etsy seller; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the Etsy seller is fixed or determinable. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors.
Marketplace revenue. Marketplace revenue is primarily comprised of the 3.5% transaction fee that an Etsy seller pays for each completed transaction, exclusive of shipping fees charged, and the listing fee of $0.20 she pays for each item she lists on Etsy.com. Transaction fees are recognized when the corresponding transaction is made. Listing fees are recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized.
Seller Services revenue. Seller Services revenue consists of fees an Etsy seller pays for the Company's four paid services: Etsy Payments (formerly called Direct Checkout), Promoted Listings, Shipping Labels and Pattern.

•
Revenue from Etsy Payments consists of fees an Etsy seller pays the Company to process credit, debit and Etsy Gift Card payments. Etsy Payments fees vary between 3-4% of the item’s total sale price plus a flat fee per order, depending on the country in which her bank account is located. Etsy Payments fees are based on the item’s total sale price, including shipping. Revenue from Etsy Payments is recognized when the corresponding transaction is consummated.

•
Revenue from Promoted Listings consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results generated by Etsy buyers in the Company's marketplace. Revenue is recognized when the Promoted Listing is clicked.

•
Revenue from Shipping Labels consists of fees an Etsy seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers shipping labels from the United States Postal Service, FedEx and Canada Post at discounted pricing due to the volume of purchases through its platform. The Company recognizes Shipping Label revenue when an Etsy seller purchases a shipping label. The Company recognizes Shipping Label revenue on a net basis as it is not the primary obligor in the delivery of these services.

•
Revenue from Pattern consists of monthly subscription and annual domain registration fees an Etsy seller pays to use the Company's custom website services. The Company recognizes revenue from Pattern ratably over the term of the subscription.

Other revenue. Other revenue includes the fees the Company receives from commercial partnerships, which are recognized as earned in accordance with the Company's revenue recognition policy.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes revenue by type of service (in thousands):

	Year Ended December 31,
	2017	2016	2015
Marketplace	$179,492	$158,204	$132,648
Seller Services	258,453	200,857	136,608
Other	3,286	5,906	4,243
Revenue	$441,231	$364,967	$273,499

Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees and credit card chargebacks to support Etsy Payments revenue and costs of refunds made to Etsy buyers that the Company is not able to collect from Etsy sellers. Cost of revenue also includes expenses associated with the operation and maintenance of the Company’s platform and data centers, including depreciation and amortization, employee-related costs and hosting and bandwidth costs.
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
The following table summarizes the allowance activity during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of period	$1,999	$2,071	$1,841
Bad debt expense	2,497	1,770	1,780
Write-offs, net of recoveries and other adjustments	(1,809)	(1,842)	(1,550)
Balance as of the end of period	$2,687	$1,999	$2,071
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
Website Development and Internal-use Software Costs
Costs incurred to develop the Company's website and software for internal-use are capitalized and amortized over the estimated useful life of the software, generally three years. In accordance with authoritative accounting guidance, capitalization of costs to develop software begin when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. The Company also capitalizes costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs related to the design or maintenance of website development and internal-use software are expensed as incurred. The Company periodically reviews website development and internal-use software costs to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally developed or third-party software. If the asset is not expected to provide any future use, the asset is retired and any unamortized cost is expensed.
If an asset will continue to be used, but the net book value is not expected to be fully recoverable, the asset is impaired to its fair value. When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of website development and internal-use software costs based on its expectations of future profitability, undiscounted cash flows and our plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value.

If a cloud computing arrangement includes a software license, then the Company accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the Company accounts for the arrangement as a service contract.
Capitalized website development and internal-use software costs are included in property and equipment within the Consolidated Balance Sheets.

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
In May 2016, the Company took possession of its corporate headquarters in Brooklyn, New York upon substantial completion of the construction phase of the build-out. Upon completion of the project, the Company performed a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840—Leases, to determine the appropriateness of removing the previously capitalized assets from the Consolidated Balance Sheets. The Company concluded that components of “continuing involvement” were evident as a result of this review, precluding the derecognition of the related assets from the Consolidated Balance Sheets. In conjunction with the initiation of the lease in May 2014, the Company also recorded a facility financing

Etsy, Inc.
Notes to Consolidated Financial Statements

obligation equal to the fair market value of the assets received from the landlord. As of December 31, 2017, the facility financing obligation outstanding was $60.0 million. At the end of the lease term, including exercise of any renewal options, the remaining value of the net facility financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the lease. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense, and the associated asset capitalized throughout the construction project is depreciated over its estimated useful life.
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
The Company initially recognizes intangible assets at fair value, and amortizes them on a straight-line basis over their estimated useful lives. When circumstances indicate that the carrying value of these assets may not be recoverable, the Company reviews its identifiable amortizable intangible assets for impairment.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, cost factors that have a negative effect on earnings and cash flows, an adverse action or assessment by a regulator, a sustained decrease in share price, unanticipated competition or a loss of key personnel.
The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment.
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company completed a qualitative analysis during the fourth quarter of 2017. No impairment of goodwill was recorded during the three years ended December 31, 2017.
Intangible Assets
Intangible assets are amortized over the estimated useful life of the acquired technology, customer relationships and trademarks, generally three years. When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of intangible assets based on its expectations of future profitability, undiscounted cash flows and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value.
Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Stock options and restricted stock units (“RSUs”) are awarded to employees and members of our Board of Directors and are measured at fair value at each grant date. The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The

Etsy, Inc.
Notes to Consolidated Financial Statements

fair value of RSUs is determined based on the closing price of the Company's common stock on Nasdaq on the grant date. The requisite service period for stock options and RSUs is generally four years from the date of grant.
In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance in ASU 2016-09, Compensation—Stock Compensation: Scope of Modification Accounting. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.
The Company accounts for stock-based compensation arrangements related to the ALM acquisition in restricted shares subject to a put option that allows the holder of the shares to put the shares back to the Company for cash as liability-classified stock awards. These awards are re-measured at fair value each reporting period, with changes in fair value being charged to the statement of operations. Compensation expense is recognized using a graded vesting methodology for each separately vesting tranche as though the award were, in substance, multiple awards. Unless the put option is exercised, the restricted shares will be reclassified from a liability to an equity classified award upon the termination of the put option at the vesting of each separate tranche. In 2017, all outstanding restricted shares subject to a put option became fully vested and the Company will no longer be required to remeasure these awards at fair value going forward.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents.

Short-term Investments
Short-term investments, consisting primarily of corporate bonds, U.S. Government and agency securities and commercial paper with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and funds receivable and seller accounts. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. In addition, funds receivable are generated primarily with credit card and payment processing companies which management believes are of high credit quality.
Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, funds receivable and seller accounts, accounts payable and funds payable and seller accounts, approximates carrying value due to the immediate or short-term maturity associated with these instruments.
Marketing
Marketing expenses largely consist of direct marketing and indirect employee-related expenses to support our marketing initiatives. Direct marketing includes digital marketing, brand marketing, seller lifecycle and growth activities, public relations and communications and marketing partnerships. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, affiliate programs and display advertising which are focused on buyer acquisition and brand marketing. Advertising expenses, which are expensed as incurred, related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $78.4 million, $55.5 million and $46.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Product development
Product development expenses consist primarily of employee-related expenses for engineering, product management, product design and product research activities. Additional expenses include consulting costs related to the development, quality assurance and testing of new technology and enhancement of our existing technology.
Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per share as the Company has issued restricted shares that meet the definition of participating securities in connection with the acquisition of Blackbird Technologies, Inc (“Blackbird”) in 2016. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company will continue to implement the two-class method when computing net income (loss) per share through the end of the three year vesting term for these restricted shares.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Contingencies
The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses.

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
Foreign Currency
The Company has determined that the functional currency for each of its foreign operations is the currency of the primary cash flow of the operations, which is generally the local currency in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive income (loss). Transaction gains and losses including intercompany balances denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statement of Operations.

Etsy, Inc.
Notes to Consolidated Financial Statements

Excess Tax Benefits from Exercise of Stock Options
As of the first quarter of 2017, the Company adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. Prior to this adoption, including years ended December 31, 2015 and December 31, 2016, the Company used the “with and without” approach in determining the order in which tax attributes were utilized. As a result, the Company recognized a tax benefit from stock-based awards (“windfall”) in additional paid-in capital only if an incremental tax benefit was realized after all other tax attributes available to the Company had been utilized. When tax deductions from stock-based awards were less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) was charged first to additional paid-in capital, to the extent of the Company’s pool of windfall tax benefits, with any remainder recognized in income tax expense.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company will adopt this new standard effective January 1, 2018 using the full retrospective approach. The Company has performed an assessment of its revenue streams and does not expect the adoption of this standard to result in changes to the Company's revenue recognition and therefore the impact will be limited to additional disclosures as required by the new guidance. The Company is currently performing an assessment over data availability and the presentation that will be necessary to meet additional disclosure requirements.
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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, that requires a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement, and simplifies other aspects of accounting and presentation requirements for share-based payment transactions. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of 2017. As a result of this updated guidance, the Company recorded $12.8 million of excess tax benefits, rather than additional paid-in capital, for the year ended December 31, 2017. On a prospective basis after adoption, the Company has updated its calculation of diluted earnings per share to exclude excess tax benefits previously included in the calculation of assumed proceeds under the treasury stock method. The Company has elected to apply the updated guidance on cash flow classification of excess tax benefits as operating activities using a retrospective approach for consistent year-over-year comparability. The Company has elected to recognize forfeitures as they occur on a modified retrospective basis and to adopt the amendments on statutory withholding requirements on a prospective basis, both of which have no material impact to the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, which eliminated the exception that previously existed for the income tax consequences of intra-entity asset transfers other than inventory. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods for which interim or annual financial statements have not been issued. The Company adopted this standard in the first quarter of 2017. The amendments in this update have been applied on a modified retrospective basis through a cumulative effect adjustment recorded to accumulated deficit as of January 1, 2017 of $51.4 million, which represents the unamortized amount of the deferred tax charge asset on the balance sheet at December 31, 2016. Consequently, the adoption of this standard eliminates the recognition in the tax provision of $17.1 million in each year through 2019, the year through which the deferred tax charge was previously amortizable. Additionally, a deferred tax asset of $21.7 million was recognized which previously qualified for an exception that has been eliminated. A full valuation allowance for that deferred tax asset was also recognized resulting in no impact to the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. The Company adopted this standard in the fourth quarter of 2017 noting no material impact to the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted this standard in the fourth quarter of 2017 noting no material impact to the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, to increase comparability and provide clarity on whether changes in the terms or conditions in a share-based payment award require a reporting entity to apply modification guidance per FASB Accounting Standards Codification Topic 718. The new guidance is to be applied on a prospective basis, is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this standard in the fourth quarter of 2017 noting no material impact to the consolidated financial statements.
Note 2—Business Combinations
On September 19, 2016, the Company acquired all of the outstanding common stock of Blackbird, a machine learning company, for $32.5 million. The Company completed this acquisition to improve the quality and relevance of search on Etsy.com. Total consideration for the acquisition was approximately $15.0 million, consisting of $8.1 million in cash and 513,304 shares of the Company’s common stock with a fair value of $6.9 million on the acquisition date. Additionally, the Company issued 184,230 shares of common stock and restricted stock units (“RSUs”) on the acquisition date with a fair value

Etsy, Inc.
Notes to Consolidated Financial Statements

of $2.5 million which are tied to continuous service with the Company as an employee and are being accounted for as post-combination stock-based compensation expense over a three-year vesting period. The Company agreed to pay up to an additional $8.8 million in cash and issue an aggregate of 460,575 shares of RSUs post-close with a fair value of $6.2 million, both of which are also tied to continuous service with the Company as an employee and are being accounted for as post-combination stock-based and other compensation expense over a three-year vesting period. A portion of the consideration and post-combination compensation is subject to indemnification provisions.
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
The amounts allocated to developed technology and customer relationships (the acquired intangible assets) total $8.5 million. The acquired identifiable intangible assets are being amortized on a straight-line basis approximating the pattern in which the assets are utilized. Acquired technology intangible assets will amortize over three years and acquired customer relationships were amortized over six months from the acquisition date. The fair value assigned to developed technology was determined primarily by using the cost approach, which estimates the cost to reproduce the asset, adjusted for loss due to functional and economic obsolescence. The fair value of the Company’s customer relationships was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Goodwill recorded in connection with the Blackbird acquisition is primarily attributed to the value of the acquired workforce and their future contribution to Etsy. None of the resulting goodwill is deductible for tax purposes.
The Company incurred approximately $0.6 million in acquisition-related costs in the Blackbird acquisition in the year ended December 31, 2016, included in general and administrative expenses. This acquisition decreased the Company’s consolidated net income in the year ended December 31, 2017 by $9.2 million and contributed $2.4 million to the Company’s consolidated net loss in the year ended December 31, 2016. The impact to net income in the year ended December 31, 2017 was primarily due to stock-based and other compensation expenses associated with the acquisition of $5.8 million and amortization of intangibles of $3.0 million, included in product development and marketing expenses.
The following unaudited pro forma financial information presents the combined operating results of the Company and Blackbird as if the acquisition had occurred on January 1, 2015. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, stock-based and other compensation expenses and professional fees associated with the acquisition. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.
The unaudited pro forma financial information is presented in the table below for the years ended December 31, 2016 and 2015 (in thousands except per share amounts):

	Year Ended December 31,
	2016	2015
Revenue	$365,786	$273,616
Net loss	(35,401)	(65,106)
Basic and diluted net loss per share	(0.31)	(0.71)

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Restructuring and Other Exit Costs
On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure through headcount reductions and a reduction in internal program expenses (the “May Actions”). On June 16, 2017, the Board of Directors approved additional initiatives that were designed to improve focus on key strategic growth opportunities (together with the May Actions, the “Actions”). The Actions included total headcount reductions of 245 positions or 23% of the total workforce as of December 31, 2016, closing A Little Market (“ALM”), a marketplace in France, and closing or consolidating certain international offices.
In connection with the Actions, the Company incurred $13.9 million of restructuring and other exit costs for the year ended December 31, 2017, including $10.2 million of severance charges, $2.7 million of stock modification charges and $1.0 million of other exit costs. The Company expects to incur up to an additional $0.8 million of potential costs, which are expected to be recognized through the first half of 2018. The remaining range of expected costs relates primarily to uncertainty in the amount of exit costs that will be recognized in connection with the ultimate disposition of one of the Company's international offices.
The following table displays restructuring and other exit costs recorded related to the Actions and a rollforward of the charges to the accrued balance as of December 31, 2017 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2016	$—	$—	$—	$—
Total restructuring and other exit costs	8,972	1,668	620	11,260
Costs charged against equity/assets	—	(1,668)	—	(1,668)
Cash payments	(2,110)	—	(278)	(2,388)
Balance, June 30, 2017	6,862	—	342	7,204
Total restructuring and other exit costs	871	965	(70)	1,766
Costs charged against equity/assets	—	(965)	—	(965)
Cash payments	(4,385)	—	(180)	(4,565)
Balance, September 30, 2017	3,348	—	92	3,440
Total restructuring and other exit costs	361	68	442	871
Costs charged against equity/assets	—	(68)	(286)	(354)
Cash payments	(2,401)	—	(214)	(2,615)
Balance, December 31, 2017	$1,308	$—	$34	$1,342
The Company expects remaining accrued balances related to restructuring and other exit costs as of December 31, 2017 to be paid in the first half of 2018.
Total restructuring and other exit costs included in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$738	$—	$—
Marketing	2,950	—	—
Product development	3,232	—	—
General and administrative	6,977	—	—
Total restructuring and other exit costs	$13,897	$—	$—

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Level 3—These are liabilities where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Commercial paper	$—	$11,290	$—	$11,290
Money market funds	204,867	—	—	204,867
U.S. Government and agency securities	24,989	—	—	24,989
	229,856	11,290	—	241,146
Short-term investments:
Commercial paper	—	2,998	—	2,998
Corporate bonds	—	12,748	—	12,748
U.S. Government and agency securities	9,362	—	—	9,362
	9,362	15,746	—	25,108
Funds receivable and seller accounts:
Money market funds	14,144	—	—	14,144
	14,144	—	—	14,144
	$253,362	$27,036	$—	$280,398

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Commercial paper	$—	$2,997	$—	$2,997
Money market funds	98,161	—	—	98,161
U.S. Government and agency securities	1,950	—	—	1,950
	100,111	2,997	—	103,108
Short-term investments:
Commercial paper	—	17,146	—	17,146
Corporate bonds	—	33,303	—	33,303
U.S. Government and agency securities	50,045	—	—	50,045
	50,045	50,449	—	100,494
	$150,156	$53,446	$—	$203,602
Liability
Post-combination compensation classified as liability	$—	$—	$2,067	$2,067
	$—	$—	$2,067	$2,067
Level 1 instruments include money market funds and AA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
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
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$2,067	$2,357
Changes to liability-classified stock awards	771	1,652
Conversion of liability-classified instruments to equity	(2,838)	(1,942)
Balance at end of period	$—	$2,067

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Marketable Securities
Short-term investments and certain cash equivalents consist of marketable securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2017
Cash equivalents:
Commercial paper	$11,290	$—	$—	$11,290
U.S. Government and agency securities	24,990	(1)	—	24,989
	36,280	(1)	—	36,279
Short-term investments:
Commercial paper	2,998	—	—	2,998
Corporate bonds	12,754	(6)	—	12,748
U.S. Government and agency securities	9,352	(1)	11	9,362
	25,104	(7)	11	25,108
	$61,384	$(8)	$11	$61,387
December 31, 2016
Cash equivalents:
Commercial paper	$2,997	$—	$—	$2,997
	2,997	—	—	2,997
Short-term investments:
Commercial paper	17,146	—	—	17,146
Corporate bonds	33,318	(16)	1	33,303
U.S. Government and agency securities	50,059	(15)	1	50,045
	100,523	(31)	2	100,494
	$103,520	$(31)	$2	$103,491
The Company’s investments in marketable securities consist primarily of investments in AA-rated U.S. Government and agency securities and fixed-income funds. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.
Note 6—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2017	2016
Computer equipment	3 years	$35,587	$30,378
Furniture and equipment	2 - 4 years	6,194	5,920
Software	1 - 3 years	908	856
Leasehold improvements	Shorter of life of asset or lease term	10,929	10,155
Building	25 years	81,892	81,957
Website development	3 years	48,333	43,294
		183,843	172,560

Less: Accumulated depreciation and amortization		66,226	46,153
		$117,617	$126,407

Etsy, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expense on property and equipment was $23.8 million, $19.2 million and $16.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which includes amortization expense for equipment acquired under capital leases of $7.7 million, $6.3 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The gross balance of leased equipment as of December 31, 2017 and 2016 was $27.7 million and $22.3 million, respectively. The related accumulated amortization of equipment under capital leases was $18.6 million and $10.9 million at December 31, 2017 and 2016, respectively.
The following table summarizes capitalized website development and internal-use software activities during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Balance as of the beginning of the period	$43,294	$33,469
Additions to website development, excluding stock-based compensation	10,028	11,769
Additions to website development—stock-based compensation	807	792
Less: Retirements	625	2,736
Less: Impairments	5,171	—
	48,333	43,294
Less:
Accumulated amortization balance as of the beginning of the period	24,155	19,676
Amortization Expense	8,209	6,333
Less: Retirements	364	1,854
Less: Impairments	2,009	—
Accumulated amortization balance as of the end of the period	29,991	24,155
	$18,342	$19,139
For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense relating to capitalized website development and internal-use software of $8.2 million, $6.3 million and $7.3 million, respectively. The loss on write-off for capitalized website development and internal-use software assets that were retired during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.9 million and $1.3 million, respectively.
The Company recognized a $3.2 million impairment loss related to capitalized website development and internal-use software during the year ended December 31, 2017, included in asset impairment charges. During the fourth quarter of 2017, the Company made the decision to discontinue certain product offerings, including Etsy Studio and Etsy Manufacturing, which was an indicator that the carrying amount of certain capitalized website development and internal-use software assets may not be recoverable. The Company prepared an undiscounted cash flow analysis and determined that the values for these assets exceeded the expected future cash flows and impaired the remaining book values based on a negative present value of projected undiscounted cash flows.
Note 7—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Balance as of the beginning of the period	$35,657	$27,752
Acquisitions(1)	—	8,660
Foreign currency translation adjustments	2,884	(755)
Balance as of the end of the period	$38,541	$35,657

(1)	Includes goodwill as a result of the Blackbird Technologies acquisition. See “Note 2—Business Combinations” for more information.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company did not recognize any goodwill impairments during the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 and 2016, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Gross book value (1)	Accumulated amortization (1)	Net book value	Gross book value (1)	Accumulated amortization (1)	Net book value
Technology	$7,200	$(3,100)	$4,100	$10,466	$(3,536)	$6,930
Customer relationships	—	—	—	1,250	(673)	577
Intangible assets, net	$7,200	$(3,100)	$4,100	$11,716	$(4,209)	$7,507

(1)	Excludes the gross book value and accumulated amortization of fully amortized intangibles.
The Company acquired intangible assets valued at $8.5 million in the Blackbird acquisition on September 19, 2016. The Company acquired intangible assets valued at $4.1 million and $2.8 million in the ALM and Jarvis Labs, Inc. (“Grand St.”) acquisitions in June and April 2014.
Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $3.4 million, $3.3 million and $2.2 million, respectively.

The Company did not recognize any intangible asset impairment losses in the year ended December 31, 2017. The Company recognized a $0.6 million intangible asset impairment loss during the year ended December 31, 2016, included in asset impairment charges. During the fourth quarter of 2016, the Company determined that there were indicators present that the carrying amount of intangible assets acquired in the ALM and Grand St. acquisitions may not be recoverable. The Company prepared an undiscounted cash flow analysis and determined that intangible assets for customer relationships and trademarks acquired in the ALM and Grand St. acquisitions were not recoverable. The Company used the income approach to determine the fair value of intangible assets and concluded that these assets were fully impaired.
Based on amounts recorded at December 31, 2017, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2018	$2,400
2019	1,700
Thereafter	—
Total amortization expense	$4,100
Note 8—Debt
Credit Agreement
The Company terminated the senior secured revolving credit facility pursuant to a Revolving Credit and Guaranty Agreement with several lenders (the “Credit Agreement”) effective as of November 21, 2017. As of the date of termination, there were no borrowings outstanding under the Credit Agreement and we incurred no additional fees as a result of early termination. In May 2014, the Company entered into a $35.0 million Credit Agreement. In March 2015, the Company amended the Credit Agreement to increase the credit facility to $50.0 million. In December 2015, the Company amended the Credit Agreement to clarify certain provisions relating to permitted investments and to make other immaterial updates. The amended Credit Agreement included a letter of credit sublimit of $10.0 million and a swingline loan sublimit of $15.0 million. The Credit Agreement, as amended, would have expired in May 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Warrants
As of December 31, 2017 and 2016, the Company did not have any outstanding warrants.
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

The Company did not record any unrealized gains or losses from the remeasurement of the warrants to fair value in the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company recorded an unrealized loss of $3.1 million from the remeasurement of the warrants to fair value.
Note 10—Stockholders’ Equity
At December 31, 2017 and 2016, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2017 and 2016 there were 25,000,000 shares of preferred stock authorized.
Common Stock
At December 31, 2017 and 2016 there were 121,769,238 and 115,973,039 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the Board of Directors. No dividends have been declared through December 31, 2017. The common stock has a $0.001 par value.
Convertible Preferred Stock
Upon the closing of the IPO on April 21, 2015, all outstanding shares of convertible preferred stock were converted into 53,448,243 shares of common stock. As of December 31, 2017, 2016 and 2015, there was no convertible preferred stock outstanding.
Common Stock Issuances
In the year ended December 31, 2016, the Company issued a total of 685,749 shares of common stock in connection with the acquisition of Blackbird, of which 513,304 shares with an aggregate fair value of $6.9 million on the applicable acquisition date is included in the purchase price and 172,445 shares with an aggregate fair value of $2.3 million on the applicable acquisition date is tied to continued employment with the Company and is being accounted for as post-combination compensation expense.
Share Repurchase Program
In November 2017, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $100 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors.

Etsy, Inc.
Notes to Consolidated Financial Statements

Under the stock repurchase program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. In addition, open market repurchases of common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the Company's share repurchase activity, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of November 17, 2017	—	$—	$—	$100,000
Repurchases of common stock for the three months ended:
December 31, 2017	586,231	17.57	10,301	(10,301)
Balance as of December 31, 2017	586,231	$17.57	$10,301	$89,699
(1) Average price paid per share excludes broker commissions.
All repurchases were made using cash resources.
Note 11—Stock-based Compensation
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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards to employees, directors and consultants. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's Board of Directors. The Board of Directors approved an increase of 6,088,461, 5,798,651 and 2,814,083 shares available for issuance under the 2015 Plan as of January 2, 2018, January 3, 2017 and January 4, 2016 , respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At December 31, 2017, 23,347,913 shares were authorized under the 2015 Plan and 14,355,379 shares were available for future grant.

In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance in ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.
In the year ended December 31, 2017, the Company granted nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date. In general, for newly-hired employees, options vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, for current employees who receive an additional grant, options vest ratably each month over a 48-month period. In general, for

Etsy, Inc.
Notes to Consolidated Financial Statements

newly-hired employees, RSUs vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who receive an additional grant, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant.
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
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Year Ended December 31,
	2017	2016	2015
Volatility	41.7% - 44.2%	38.6% - 44.6%	40.4% - 45.0%
Risk-free interest rate	1.9% - 2.2%	1.1% - 2.1%	1.3% - 1.9%
Expected term (in years)	5.5 - 6.3	5.5 - 6.3	5.5 - 6.1
Dividend rate	—%	—%	—%
The following table summarizes the activity for the Company’s options (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	11,525,279	$5.34	7.57	$134,386
Granted	1,660,170	16.19
Exercised	(1,315,735)	2.76
Forfeited/Canceled	(800,855)	9.94
Outstanding at December 31, 2015	11,068,859	6.94	7.01	31,932
Granted	1,700,234	9.35
Exercised	(2,535,620)	4.17
Forfeited/Canceled	(893,906)	9.51
Outstanding at December 31, 2016	9,339,567	7.89	6.64	43,613
Granted	5,887,183	11.04
Exercised	(5,760,263)	5.87
Forfeited/Canceled	(1,518,548)	11.36
Outstanding at December 31, 2017	7,947,939	11.02	7.93	74,996
Total exercisable at December 31, 2017	2,294,818	10.48	4.81	22,912

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value of options granted	$4.85	$4.03	$6.89
Intrinsic value of options exercised	52,693	19,130	15,148
Fair value of awards vested	19,826	9,533	8,337
The total unrecognized compensation expense at December 31, 2017 was $23.7 million, which will be recognized over a weighted-average period of 3.21 years.
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2014	—	$—
Granted	407,368	13.78
Vested	—	—
Forfeited/Canceled	(11,522)	16.76
Unvested at December 31, 2015	395,846	13.70
Granted	3,200,297	10.29
Vested	(255,868)	10.64
Forfeited/Canceled	(205,094)	10.15
Unvested at December 31, 2016	3,135,181	10.70
Granted	2,360,315	12.17
Vested	(1,072,321)	10.44
Forfeited/Canceled	(1,348,928)	10.56
Unvested at December 31, 2017	3,074,247	11.98
The total unrecognized compensation at December 31, 2017 was $30.1 million, which will be recognized over a weighted-average period of 2.71 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$1,739	$1,057	$871
Marketing	1,933	971	560
Product development	8,274	5,079	2,860
General and administrative	14,613	8,794	6,550
Total stock-based compensation expense	$26,559	$15,901	$10,841

The total stock-based compensation expense in the years ended December 31, 2017, 2016 and 2015 includes $3.9 million, $2.7 million and $1.9 million, in acquisition-related stock-based compensation expense, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 12—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(16,583)	$25,910	$25,627
Foreign	48,848	(28,786)	(53,621)
Income (loss) before income taxes	$32,265	$(2,876)	$(27,994)
The income tax (benefit) provision is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(6,397)	$22,084	$24,524
State	79	2,623	3,843
Foreign	476	580	579
Total current	(5,842)	25,287	28,946
Deferred:
Federal	(34,948)	2,008	(2,863)
State	(8,778)	(247)	108
Foreign	33	(23)	(122)
Total deferred	(43,693)	1,738	(2,877)
Total income tax (benefit) provision	$(49,535)	$27,025	$26,069

The current tax expense listed above does not reflect income tax benefits of $3.2 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively, related to excess tax deductions on share-based compensation because these benefits were recorded directly to additional paid-in capital. Beginning in the first quarter of 2017, the Company adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting, and subsequently recorded excess tax deductions on share-based compensation as income tax benefit in its income statement. Please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for additional detail regarding the adoption of this accounting standard and its impact on the consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the income tax (benefit) provision at the U.S. federal statutory income tax rate of 35% to the Company’s total income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at federal statutory rate	$11,308	$(1,007)	$(9,798)
State and local taxes net of federal benefit	(691)	1,545	2,575
Foreign income tax rate differential	(11,878)	5,849	11,584
Stock-based compensation	(12,584)	1,412	1,571
Net unrealized loss on warrant and other liabilities	—	—	1,097
Non-deductible items	168	267	1,314
Uncertain tax positions	789	4,033	5,523
Return to provision adjustment	167	(498)	(25)
Non-deductible acquisition costs	—	199	10
Change in valuation allowance	(4,673)	4,911	7,957
Research and development credit	(1,098)	(2,170)	(7,684)
Deferred charge on restructuring	—	12,168	12,168
U.S. tax reform	(31,063)	—	—
Other	20	316	(223)
Total income tax (benefit) provision	$(49,535)	$27,025	$26,069

The primary driver of the income tax benefit for the year ended December 31, 2017 was the impact on deferred taxes from the reduction in the U.S. federal corporate tax rate beginning in 2018. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, which, among other items, reduced the corporate income tax rate from 35% to 21%. As a result, our deferred taxes and certain unrecognized tax benefits at December 31, 2017 have been revalued at the reduced 21% rate. The revaluation resulted in a benefit for income taxes of approximately $31.1 million for the year ended December 31, 2017.

The secondary driver of the income tax benefit for the year ended December 31, 2017 was the recognition of excess tax benefits from stock-based compensation as a result of the adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-based Payment Accounting in the first quarter of 2017. As a result of this updated guidance, we recorded $12.8 million of excess tax benefits, rather than additional paid-in capital, for the year ended December 31, 2017.

Etsy, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$17,431	$13,084
Research and development credit carryforwards	3,597	898
Stock-based compensation expense	3,776	5,692
Accrued VAT liability	42	68
Alternative minimum tax credit	274	274
Allowance for doubtful accounts	384	611
Deferred rent	573	644
Accrued vacation	623	1,035
Unrealized loss on foreign currency	527	—
Other, net	1,691	1,418
Total deferred tax assets	28,918	23,724
Less valuation allowance	11,021	13,839
Total net deferred tax asset	17,897	9,885
Deferred tax liabilities:
Depreciation	(6,850)	(6,618)
Global corporate restructuring liability	(33,783)	(64,460)
Unrealized gain on foreign currency	—	(1,059)
Other liabilities	(891)	(2,816)
Total deferred tax liabilities	(41,524)	(74,953)
Net deferred tax liabilities	$(23,627)	$(65,068)

The Company anticipates generating federal and state income tax NOL carryforwards as a result of its 2017 activity. The NOL deferred tax asset balance additionally includes losses in certain foreign jurisdictions that are currently subject to a valuation allowance.
As of December 31, 2017 and 2016, the Company had approximately $0.3 million and $0.3 million, respectively, of federal alternative minimum tax credits, which may be carried forward indefinitely. As of December 31, 2017 and 2016, the Company had $3.6 million and $0.9 million, respectively, of federal research and development tax credit carryforwards which will begin to expire in 2035 if unused.
The Company has not completed its accounting for the income tax effects of certain elements of the Act. The Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of its U.S. parent. Because of the complexity of the new GILTI and Base Erosion and Anti-abuse Tax (“BEAT”) rules, the Company is continuing to evaluate these provisions of the Act and whether taxes due on future U.S. inclusions related to GILTI and BEAT should be recorded as a current-period expense when incurred, or factored into the Company's measurement of its deferred taxes. As a result, an estimate of the tax expense or benefit related to these items for the period ending December 31, 2017 has not been included.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance. For the year ended December 31, 2017, the Company determined that the existence of a three-year cumulative loss incurred in certain foreign jurisdictions, inclusive of 2017, constituted sufficiently strong negative evidence to warrant the maintenance of a valuation allowance. As a result, a valuation allowance of $11.0 million as of December 31, 2017 has been recorded against certain of the Company’s deferred tax assets. The amount of the deferred tax assets considered realizable is $17.9 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of period	$13,839	$9,540	$1,892
Additions charged to expense	—	4,886	7,983
Deletions credited to expense	(4,691)	—	—
Currency translation	1,873	(587)	(335)
Balance as of the end of period	$11,021	$13,839	$9,540

The Company has not recorded deferred income taxes and withholding taxes with respect to undistributed earnings from its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2017, as well as the related deferred income tax, if any, is not material.
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2017	2016	2015
Balance as of the beginning of period	$23,574	$22,229	$398
Additions based on tax positions related to the current year	732	1,071	21,797
Additions for tax positions of prior years	118	274	34
Reductions for tax provisions of prior years	(7,411)	—	—
Balance as of the end of period	$17,013	$23,574	$22,229

The amount of unrecognized tax benefits included within other liabilities on the Consolidated Balance Sheets as of December 31, 2017, 2016 and 2015 are $17.0 million, $23.6 million and $22.2 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $17.0 million at December 31, 2017.

In January 2015, the Company implemented an updated global corporate structure to more closely align with its global operations and future expansion plans outside of the United States. The new structure changed how the Company uses its intellectual property and implemented certain intercompany arrangements. The Company believes this may eventually result in a reduction in its overall effective tax rate and other operational efficiencies. The revised structure resulted in the setup of a deferred tax liability in the amount of $66.0 million on the taxable gain created in the transaction. Concurrently, the Company recorded an asset of $66.0 million for the deferred tax charge representing the future income tax on the gain, which would have been amortized into income tax expense through 2019. During the first quarter of 2017, the Company adopted ASU 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, resulting in a cumulative adjustment to retained earnings for the unamortized balance of the deferred tax charge at December 31, 2016. Please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for additional detail regarding the adoption of this accounting standard and its impact on the consolidated financial statements.
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2017, tax year 2014 and later remain open to examination.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 13—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$81,800	$(29,901)	$(54,063)
Net income (loss) allocated to participating securities under the two-class method	(80)	—	—
Net income (loss) applicable to common stockholders—basic	81,720	(29,901)	(54,063)
Dilutive effect of net income allocated to participating securities under the two-class method	80	—	—
Change in fair value of liability classified restricted stock	771	—	—
Net income (loss) applicable to common stockholders—diluted	$82,571	$(29,901)	$(54,063)

Denominator:
Weighted average common shares outstanding—basic (1)	118,538,687	113,562,738	91,122,291
Common equivalent shares from options to purchase common stock and restricted stock units	2,498,448	—	—
Dilutive effect of assumed conversion of restricted stock units	1,177,799	—	—
Diluted effective of assumed conversion of restricted stock from acquisition	52,739	—	—
Weighted average common shares outstanding—diluted	122,267,673	113,562,738	91,122,291

Net income (loss) per share applicable to common stockholders—basic	$0.69	$(0.26)	$(0.59)
Net income (loss) per share applicable to common stockholders—diluted	$0.68	$(0.26)	$(0.59)

(1)	114,963 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the year ended December 31, 2017.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Stock options	4,902,664	10,041,403	11,806,620
Restricted stock units	435,358	2,043,544	128,200
Warrants	—	33,447	182,031
Convertible preferred stock	—	—	16,254,123
Total anti-dilutive securities	5,338,022	12,118,394	28,370,974

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 14—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, income (loss) before income taxes and net income (loss) by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$317,755	$276,537	$213,389
International	123,476	88,430	60,110
Revenue	$441,231	$364,967	$273,499

United States	$(44,931)	$7,926	$11,973
International	77,196	(10,802)	(39,967)
Income (loss) before income taxes	$32,265	$(2,876)	$(27,994)

United States	$5,113	$(18,542)	$(13,639)
International	76,687	(11,359)	(40,424)
Net income (loss)	$81,800	$(29,901)	$(54,063)
No individual international country’s revenue exceeded 10% of total revenue. All significant long-lived assets are located in the United States.
Note 15—Commitments and Contingencies
Lease Commitments
Capital Leases
The Company entered into a credit agreement with Dell Financial Services, LLC. (“DFS”) on February 17, 2016, which provided the Company with a credit line of up to $6.0 million for hosting equipment leases (the “DFS Line”), which was increased to $9.0 million during 2017. The DFS Line allows the Company to lease hosting equipment from DFS. The leases have a 36-month term, zero interest and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. As of December 31, 2017, the Company has lease obligations of approximately $4.8 million related to leased hosting equipment using the DFS Line.
The Company entered into a credit agreement with ePlus Group, Inc. (“ePlus”) on January 3, 2014, which provided the Company with a credit line of up to $8.0 million for computer equipment leases (the “ePlus Line”), which was increased to $18.0 million during 2015. The ePlus Line allows the Company to order equipment from any approved vendor. ePlus purchases the equipment on behalf of the Company and leases it back to the Company. The leases have a 36-month term, interest rate of 3.50-6.93% and are payable in equal monthly installments at fair market value or a $1 buy-out option at the end of the lease term depending on the equipment. As of December 31, 2017, the Company has lease obligations of approximately $5.1 million related to leased computer equipment using the ePlus Line.
The Company had a credit agreement with TriplePoint Capital, LLC (“TriplePoint”), which provided the Company with a credit line of up to $20.0 million for computer equipment leases (the “TriplePoint Line”). The TriplePoint Line allowed the Company to order equipment from any vendor. TriplePoint purchased the equipment on behalf of the Company and leased it back to the Company. The leases had a 36-month term, interest rate of 8.25% and were payable in equal monthly installments. The Company stopped leasing equipment under the TriplePoint Line in June 2012 and paid off the remaining lease obligations during 2015 in accordance with the terms of the credit agreement. At December 31, 2017, 2016 and 2015, the Company no longer had any lease obligations related to leased computer equipment under the TriplePoint Line.

Etsy, Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015, the accompanying Consolidated Statement of Operations includes charges of approximately $1.6 million, $1.6 million and $1.2 million for interest expense, respectively, related to the equipment leased using the DFS, ePlus and TriplePoint Lines.
Operating Leases
In 2015, the Company entered into a new lease for office space in London, U.K. expiring in 2025, and entered into lease extensions for existing office space in San Francisco, California and Hudson, New York expiring in 2020 and 2021, respectively. The Company did not enter into any material operating leases or extensions in 2016 or 2017. Rent expense for these operating leases is recognized over the term of each respective lease on a straight-line basis. In addition, the Company leases other office facilities under shorter terms and cancelable leases.
Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $6.0 million and $5.1 million, respectively.
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
Purchase Obligations
The Company also has $77.3 million of non-cancelable contractual commitments as of December 31, 2017, primarily related the initiative to migrate its data centers to the cloud, as well as other support services. These commitments are primarily due within five years.

The following table represents the Company’s commitments under its current capital, operating and build-to-suit lease agreements and purchase obligations as of December 31, 2017 (in thousands):

	Capital Lease Obligations	Operating Leases	Build-to-Suit Lease	Purchase Obligations
Periods ending
2018	$6,697	$3,907	$9,381	$14,320
2019	3,556	3,912	9,451	13,332
2020	918	3,566	9,522	16,677
2021	—	2,819	10,354	16,000
2022	—	2,608	10,520	17,000
Thereafter	—	8,168	38,314	—
Total minimum payments required	$11,171	$24,980	$87,542	$77,329
Amounts representing interest	1,258
Present value of net minimum payments	9,913
Current maturities	5,798
Long-term payment obligations	$4,115
Non-Income Tax Contingencies
The Company had reserves of $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The Company could also be subject to

Etsy, Inc.
Notes to Consolidated Financial Statements

examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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

On November 5, 2015, another purported securities class action complaint (Weiss v. Etsy et al., No. CIV 536123) was filed in the Superior Court of State of California, County of San Mateo. The Weiss complaint names as defendants the Company and the same officers, directors and underwriters named in the Cervantes complaint, and also asserts violations of Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements or omissions with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. On December 24, 2015, the court consolidated the Cervantes and Weiss actions. The Company and the named officers and directors intend to defend themselves vigorously against these consolidated actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these consolidated actions and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. On February 3, 2016, the court granted the Company’s motion to stay the consolidated actions.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

(3) Exhibits.

Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
10.1	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2.1*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.2.2*	Form of Stock Option Agreement under 2006 Stock Plan with Chad Dickerson	S-1	333-202497	10.2.2	3/4/2015
10.3*	2015 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-202497	10.3	4/14/2015
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.6.1*	Employment offer letter between Etsy, Inc. and Chad Dickerson, dated March 24, 2015	S-1/A	333-202497	10.8	3/31/2015
10.6.2*	Separation letter agreement between Etsy, Inc. and Chad Dickerson, dated May 2, 2017	10-Q	001-36911	10.3	8/7/2017
10.7.1*	Employment offer letter between Etsy, Inc. and Kristina Salen, dated January 12, 2013, as amended	S-1/A	333-202497	10.9.1	3/31/2015
10.7.2*	Relocation letter agreement between Etsy, Inc. and Kristina Salen, dated June 18, 2013	S-1/A	333-202497	10.9.2	3/31/2015
10.7.3*	Retention letter agreement between Etsy Inc., and Kristina Salen, dated October 28, 2016	8-K	001-36911	10.1	11/1/2016

10.8*	Employment offer letter between Etsy, Inc. and Linda Kozlowski dated April 5, 2016	10-K	001-36911	10.15	2/28/2017
10.9*	Letter Agreement between Etsy, Inc. and Josh Silverman, dated May 2, 2017	10-Q	001-36911	10.1	8/7/2017
10.10.1*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-38911	10.2.1	4/3/2017
10.10.2*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	8-K	001-38911	10.2.2	4/3/2017
10.11*	Employment offer letter between Etsy, Inc. and Michael Fisher, dated July 27, 2017					X
10.12*	Employment offer letter between Etsy, Inc. and Jill Simeone, dated January 6, 2017					X
10.13*	Transition and separation letter agreement between Etsy, Inc. and Karen Mullane, dated June 21, 2017					X
10.14*	Separation letter agreement between Etsy, Inc. and John Allspaw, dated May 3, 2017	10-Q	001-36911	10.4	8/7/2017
10.15*	Severance Plan and form of Participation Notice thereunder.	S-1/A	333-202497	10.12	4/14/2015
10.16*	Change in Control Severance Plan and form of Participation Notice thereunder	S-1	333-202497	10.13	3/4/2015
10.17*	Executive Severance Plan					X
10.18.1*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.18.2*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.19.1*	Amended and Restated Compensation Program for Non-Employee Directors, effective November 15, 2016	10-Q	001-36911	10.14.2	2/28/2017
10.19.2*	Amended and Restated Compensation Program for Non-Employee Directors, effective August 15, 2017	10-Q	001-36911	10.1	11/8/2017
10.19.3*	Amended and Restated Compensation Program for Non-Employee Directors, effective January 1, 2018					X
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'	X

*	Indicates a management contract or compensatory plan.

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

ETSY, INC.
Date: February 28, 2018	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Josh Silverman and Rachel Glaser, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2018
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
/s/ Fred Wilson Fred Wilson	Chair	February 28, 2018
/s/ M. Michele Burns M. Michele Burns	Director	February 28, 2018
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 28, 2018
/s/ Melissa Reiff Melissa Reiff	Director	February 28, 2018
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 28, 2018