Form 10-Q
period 2018-03-31
ETSY INC
filed 2018-05-09
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding as of May 4, 2018 was 119,475,520.

Etsy, Inc.
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, (“Quarterly Report”), to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” and “mobile GMS.”

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our financial performance and possible or assumed future results of operations and expenses, our outlook, business strategies and plans, business environment, market size, product capabilities, timing of new product releases, the impact of our focus areas and key initiatives, and potential future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should read this Quarterly Report in its entirety and not place undue reliance on any forward-looking statements in this Quarterly Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$533,855	$315,442
Short-term investments	67,526	25,108
Accounts receivable, net of allowance for doubtful accounts of $3,075 and $2,687 as of March 31, 2018 and December 31, 2017, respectively	31,292	33,677
Prepaid and other current assets	23,738	20,379
Funds receivable and seller accounts	48,586	44,658
Total current assets	704,997	439,264
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $71,291 and $66,226 as of March 31, 2018 and December 31, 2017, respectively	116,385	117,617
Goodwill	39,228	38,541
Intangible assets, net of accumulated amortization of $3,700 and $3,100 as of March 31, 2018 and December 31, 2017, respectively	3,500	4,100
Other assets	714	720
Total assets	$870,165	$605,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,094	$13,622
Accrued expenses	35,384	28,743
Capital lease obligations—current	4,861	5,798
Funds payable and amounts due to sellers	48,586	44,658
Deferred revenue	6,464	6,262
Other current liabilities	3,167	3,394
Total current liabilities	106,556	102,477
Capital lease obligations—net of current portion	3,231	4,115
Deferred tax liabilities	32,303	23,786
Facility financing obligation	60,041	60,049
Long-term debt, net	265,415	—
Other liabilities	18,132	18,262
Total liabilities	485,678	208,689
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 119,954,600 and 121,769,238 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	120	122
Preferred Stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2018 and December 31, 2017)	—	—
Additional paid-in capital	542,554	499,441
Accumulated deficit	(151,906)	(96,290)
Accumulated other comprehensive loss	(6,281)	(6,379)
Total stockholders’ equity	384,487	396,894
Total liabilities and stockholders’ equity	$870,165	$605,583
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$120,912	$96,891
Cost of revenue	41,295	34,659
Gross profit	79,617	62,232
Operating expenses:
Marketing	26,194	23,454
Product development	20,721	18,116
General and administrative	18,904	22,763
Total operating expenses	65,819	64,333
Income (loss) from operations	13,798	(2,101)
Other (expense) income:
Interest expense	(3,764)	(2,591)
Interest and other income	1,097	439
Foreign exchange gain	1,850	2,780
Total other (expense) income	(817)	628
Income (loss) before income taxes	12,981	(1,473)
(Provision) benefit for income taxes	(14)	1,052
Net income (loss)	$12,967	$(421)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$0.00
Diluted	$0.10	$0.00
Weighted-average common shares outstanding:
Basic	121,267,092	115,696,024
Diluted	125,772,315	115,696,024

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$12,967	$(421)
Other comprehensive income (loss):
Cumulative translation adjustment	124	(2,955)
Unrealized losses on marketable securities, net of tax	(26)	(22)
Total other comprehensive income (loss)	98	(2,977)
Comprehensive income (loss)	$13,065	$(3,398)

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	5,990	—	—	5,990
Exercise of vested options	887,906	1	10,248	—	—	10,249
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,184	—	—	54,184
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	104,849	—	(1,780)	—	—	(1,780)
Stock repurchase	(2,807,393)	(3)	—	(68,583)	—	(68,586)
Stock-based compensation—acquisitions	—	—	714	—	—	714
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	12,967	—	12,967
Balance as of March 31, 2018	119,954,600	$120	$542,554	$(151,906)	$(6,281)	$384,487

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$12,967	$(421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,740	4,043
Stock-based compensation expense—acquisitions	714	842
Depreciation and amortization expense	6,320	6,938
Bad debt expense	912	332
Foreign exchange gain	(1,850)	(2,780)
Amortization of debt issuance costs	122	56
Non-cash interest expense	1,077	2,145
Interest on marketable securities	(80)	277
(Gain) loss on disposal of assets	(4)	49
Deferred income taxes	91	—
Changes in operating assets and liabilities:
Accounts receivable	1,684	1,093
Funds receivable and seller accounts	(3,540)	(4,351)
Prepaid expenses and other current assets	(2,461)	(4,385)
Other assets	7	(28)
Accounts payable	(6,620)	(3,404)
Accrued and other current liabilities	5,550	(2,234)
Funds payable and amounts due to sellers	3,540	4,351
Deferred revenue	157	109
Other liabilities	2,095	677
Net cash provided by operating activities	26,421	3,309
Cash flows from investing activities
Purchases of property and equipment	(192)	(2,700)
Development of internal-use software	(3,097)	(3,956)
Purchases of marketable securities	(59,811)	(23,240)
Sales of marketable securities	17,447	42,290
Net cash (used in) provided by investing activities	(45,653)	12,394
Cash flows from financing activities
Repurchase of stock for tax on RSU vesting	(1,780)	(797)
Repurchase of stock	(68,586)	—
Proceeds from exercise of stock options	10,249	600
Proceeds from issuance of convertible senior notes	345,000	—
Payment of debt issuance costs	(9,127)	—
Purchase of capped call	(34,224)	—
Payments on capital lease obligations	(1,850)	(1,835)
Payments on facility financing obligation	(3,122)	—
Net cash provided by (used in) financing activities	236,560	(2,032)
Effect of exchange rate changes on cash	1,085	(456)
Net increase in cash, cash equivalents and restricted cash	218,413	13,215
Cash, cash equivalents and restricted cash at beginning of period	320,783	186,933
Cash, cash equivalents and restricted cash at end of period	$539,196	$200,148

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$29	$1,068
Stock-based compensation capitalized in development of capitalized software	$250	$306
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,535	$358
Debt issuance costs included in accrued expenses	$977	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees, Promoted Listing fees, Shipping Label sales, and Pattern by Etsy fees.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements. Specifically, the Company reclassified $29.8 million previously included in Services revenue to Marketplace revenue (see “Note 2—Revenue”) for the the three months ended March 31, 2017 to conform to the current year presentation in connection with the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Additionally, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the three months ended March 31, 2017 to include restricted cash in the beginning and ending cash, cash equivalent and restricted cash balances to conform to the current year presentation upon adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2018, the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for new accounting standards adopted as of January 1, 2018 as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The results from these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these Notes to the Consolidated Financial Statements related to these three month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018 (the “Annual Report”).
During the first quarter of 2018, the Company adopted the accounting principles outlined within ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-18, Statement of Cash Flows: Restricted Cash, described below. There have been no additional material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: for revenue recognition, determining the nature and timing of

Etsy, Inc.
Notes to Consolidated Financial Statements

satisfaction of performance obligations; income taxes; website development costs and internal-use software; purchase price allocations for business combinations; valuation of goodwill and intangible assets; leases; stock-based compensation; restructuring and other exit costs (income); and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services to help Etsy sellers start, manage and scale their business. Revenues are recognized as the Company transfers control of promised goods or services to Etsy sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. Sales and usage-based taxes are excluded from revenues.
See “Note 2—Revenue” for additional information regarding revenue recognition.
Income Taxes
The Company's income tax (provision) benefit for interim periods is determined using an estimate of its annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate changes.
The Company's quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized, recording of excess tax benefits related to stock-based compensation and changes in the laws, regulations and administrative practices of the jurisdictions in which the Company operates.
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. Since the Company expects to settle in cash the principal outstanding under the 0% Convertible Senior Notes due 2023 the Company issued in March 2018 (the “Notes,” see “Note 3—Convertible Debt”) it uses the treasury stock method when calculating their potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's common stock for a given period exceeds the conversion price of $36.27 per share.
The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Etsy, Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating whether there are any additional impacts this guidance will have on its Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the requirements of the new guidance as of January 1, 2018, utilizing the full retrospective method of transition. Adoption of the new guidance did not result in changes to the prior year or current year Consolidated Financial Statements. See “Note 2—Revenue” for additional information regarding revenue recognition.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 utilizing the full retrospective method of transition. As a result of this guidance, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the three months ended March 31, 2018 and 2017 to include restricted cash in the beginning and ending cash, cash equivalent and restricted cash balances.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance:
Cash and cash equivalents	$315,442	$181,592
Restricted cash	5,341	5,341
Total cash, cash equivalents and restricted cash	$320,783	$186,933

Ending balance:
Cash and cash equivalents	$533,855	$194,807
Restricted cash	5,341	5,341
Total cash, cash equivalents and restricted cash	$539,196	$200,148
The balances included in restricted cash represent amounts held as collateral associated with the lease of the Company's Brooklyn, New York headquarters. This standard had no other impact to the Consolidated Financial Statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Marketplace revenue (1)	$87,967	$70,562
Services revenue	32,605	24,144
Other revenue	340	2,185
Revenue	$120,912	$96,891

(1)
Etsy Payments revenue for the three months ended March 31, 2018 has been classified and presented within Marketplace revenue. Comparative periods have been reclassified to conform to current period presentation.

Marketplace Revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for the earlier of a period of four months or until a sale occurs. Variable fees include the 3.5% transaction fee that an Etsy seller pays for each completed transaction, exclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. Etsy Payments processing fees vary between 3 - 4% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller's bank account is located. When a foreign currency payment is processed, an additional 2.5 - 5% transaction fee is applied.
The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. The 3.5% transaction fee and Etsy Payments fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees and Etsy Payments fees are recorded net of refunds.
Services revenue: Services revenue is derived from optional services offered to Etsy sellers, which include Promoted Listings, Etsy Shipping Labels, and Pattern by Etsy. Each service below represents an individual obligation that the Company must perform when an Etsy seller chooses to use the service.

•
Revenue from Promoted Listings, the Company's on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of the seller's listings in search results in the Company's marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked; at which time revenue is recognized.

•
Revenue from Etsy Shipping Labels consists of fees an Etsy seller pays the Company when the seller purchases shipping labels through our platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides sellers access to purchase shipping labels from the United States Postal Service, FedEx, and Canada Post at discounted pricing due to the volume of purchases through its platform. The Company recognizes Etsy Shipping Label revenue when an Etsy seller purchases a shipping label. The Company recognizes Shipping Label revenue on a net basis as the Company is an agent in this arrangement and does not take ownership of shipping labels prior to transferring the labels to the Etsy Seller. Etsy Shipping Labels revenue is recorded net of refunds.

•
Revenue from Pattern by Etsy consists of monthly subscription fees an Etsy seller pays to use the Company's custom website services. The Company recognizes revenue from Pattern ratably over the term of the subscription. The Pattern subscription fee is $15 per month and is nonrefundable.

Other revenue: Other revenue typically includes revenue generated from commercial partnerships, which are recognized as the customer in each contract consumes the benefit of the service Etsy provides in each arrangement.

Etsy, Inc.
Notes to Consolidated Financial Statements

Payment terms
Etsy sellers receive a bill electronically on the first day of each month for the previous month’s charges, including all listing fees, transactions fees, Promoted Listing fees, Etsy Shipping Labels fees, and Pattern fees. Payment is due by the 15th of every month.
Etsy Payments fees are deducted from the funds credited to the seller's shop payment account prior to settlement of those funds to the seller’s bank account.
Contract balances
Deferred revenues
The Company records deferred revenues when cash payments are received or due in advance of the completion of the listing period, which represents the value of the Company's unsatisfied performance obligations. Deferred listing revenue is recognized ratably over the remainder of the four month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. The following table summarizes the deferred revenue activity during the period indicated (in thousands):

Three Months Ended March 31,
2018
Balance as of the beginning of the period	$6,262
Cash payments received or due	18,151
Revenue recognized in the period	(17,949)
Balance as of the end of the period	$6,464
Significant Judgments
Judgment is required to assess the nature of the services that the Company promises to its customers and the timing of satisfaction of those promised services.
For services that are refundable, the Company accounts for the right of return as a refund liability and reduction of revenue recognized in the amount of refunds that are expected to be issued. Refunds are estimated monthly, are based on historical refund patterns, and are updated at the end of each reporting period as additional information becomes available.
Note 3—Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were $334.9 million after deducting the initial purchasers' discount and offering expenses.
The Notes are convertible based upon an initial conversion rate of 27.5691 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $36.27 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. The Company will settle any conversions of the Notes in cash, shares of the Company’s common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The Notes will mature on March 1, 2023, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or a portion of their Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the

Etsy, Inc.
Notes to Consolidated Financial Statements

immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any or all of the Notes called for redemption by the Company prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day prior to the redemption date, even if the notes are not otherwise convertible at such time; (4) upon the occurrence of specified corporate events. On and after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased. Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the Notes. As of March 31, 2018, none of the conditions permitting the holders of the Notes to early convert had been met. Therefore the Notes are classified as long-term debt.
The Notes are general unsecured obligations of the Company. The Notes rank: senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with all of our liabilities that are not so subordinated; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of approximately $72.8 million is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
Non-cash interest expense related to the Notes for the period ended March 31, 2018 was $1.2 million.
The estimated fair value of the Notes was $272.2 million as of March 31, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 7—Fair Value Measurements.”
Capped Call Transactions
The Company used $34.2 million of the net proceeds from the Notes offering to enter into separate capped call transactions (“Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $52.76 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 8, 2018, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
Note 4—Stock-based Compensation

During the three months ended March 31, 2018, the Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 6,088,461 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2018. At March 31, 2018, 29,436,374 shares were authorized under the 2015 Plan and 18,316,257 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended March 31,
	2018	2017
Volatility	41.9% - 42.1%	42.2% - 42.7%
Risk-free interest rate	2.6% - 2.7%	2.1% - 2.2%
Expected term (in years)	5.98 - 6.25	6.25
Dividend rate	—%	—%

The following table summarizes the activity for the Company's options during the three months ended March 31, 2018 (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,947,939	$11.02
Granted	622,476	26.76
Exercised	(887,906)	11.54
Forfeited/Canceled	(108,541)	13.85
Outstanding at March 31, 2018	7,573,968	12.27	8.50	$119,764
Total exercisable at March 31, 2018	1,551,029	9.95	6.21	28,082
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three months ended March 31, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended March 31,
	2018	2017
Weighted-average grant date fair value of options granted	$12.31	$4.66
Intrinsic value of options exercised	9,799	1,732
Fair value of awards vested	2,930	3,790
The total unrecognized compensation expense at March 31, 2018 related to the Company's options was $28.5 million, which will be recognized over an estimated weighted-average amortization period of 3.30 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company's unvested RSUs during the three months ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	3,074,247	$11.98
Granted	1,824,704	27.00
Vested	(191,925)	11.04
Forfeited/Canceled	(123,980)	12.15
Unvested at March 31, 2018	4,583,046	17.99
The total unrecognized compensation expense at March 31, 2018 related to the Company's unvested RSUs was $73.3 million, which will be recognized over an estimated weighted-average amortization period of 3.54 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$546	$364
Marketing	478	444
Product development	2,639	2,020
General and administrative	2,791	2,057
Total stock-based compensation expense	$6,454	$4,885
Total stock-based compensation expense in the three months ended March 31, 2018 and 2017 includes $0.7 million and $0.8 million in acquisition-related stock-based compensation expense, respectively.
Note 5—Stockholders’ Equity
In November 2017, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $100 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions, and other factors.
Under the stock repurchase program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the Company's share repurchase activity, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of December 31, 2017	586,231	$17.57	$10,301	$89,699
Repurchases of common stock for the three months ended:
March 31, 2018	2,807,393	24.43	68,586	(68,586)
Balance as of March 31, 2018	3,393,624	$23.25	$78,887	$21,113
(1) Average price paid per share excludes broker commissions.
All repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Income Taxes

On December 22, 2017, the U.S. government enacted The Tax Cuts and Jobs Act (“The Act”) which includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) a partial limitation on the deductibility of business interest expense (“163(j) Interest Limitation”), and (3) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a quasiterritorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).

Effective January 1, 2018, the Company is subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and the 163(j) Interest Limitation. For the GILTI and FDII computations, the Company recorded a reasonable estimate in its annual effective tax rate as of March 31, 2018. For the BEAT and 163(j) Interest Limitation computations, the Company did not record an estimate in its effective tax rate for the three months ended March 31, 2018 because the Company currently estimates that these provisions of The Act will not apply in 2018. The Company will continue to refine the estimates for the computations of the GILTI, FDII, BEAT and the 163(j) Interest Limitation rules as it gathers additional information during the year.

The Company also continues to evaluate the impact of the GILTI provisions under The Act which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI recorded in its Consolidated Financial Statements may be required based on the outcome of this election.
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets remained flat at $17.0 million as of March 31, 2018 and December 31, 2017. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $17.0 million at March 31, 2018.
Note 7—Fair Value Measurements
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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$6,987	$—	$6,987
Money market funds	444,041	—	—	444,041
	444,041	6,987	—	451,028
Short-term investments:
Commercial paper	—	32,952	—	32,952
Corporate bonds	—	24,629	—	24,629
U.S. Government and agency securities	9,945	—	—	9,945
	9,945	57,581	—	67,526
Funds receivable and seller accounts:
Money market funds	20,071	—	—	20,071
	20,071	—	—	20,071
	$474,057	$64,568	$—	$538,625

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$11,290	$—	$11,290
Money market funds	204,867	—	—	204,867
U.S. Government and agency securities	24,989	—	—	24,989
	229,856	11,290	—	241,146
Short-term investments:
Commercial paper	—	2,998	—	2,998
Corporate bonds	—	12,748	—	12,748
U.S. Government and agency securities	9,362	—	—	9,362
	9,362	15,746	—	25,108
Funds receivable and seller accounts:
Money market funds	14,144	—	—	14,144
	14,144	—	—	14,144
	$253,362	$27,036	$—	$280,398
Level 1 instruments include investments in debt securities including money market funds and AA-rated U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include investments in debt securities, including fixed-income funds consisting of investments in commercial paper and corporate bonds, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
The Company did not have any Level 3 instruments as of March 31, 2018 and December 31, 2017.
See “Note 8—Marketable Securities” for additional information on the Company's marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Disclosure of Fair Values

Our financial instruments that are not remeasured at fair value include the Notes (see “Note 3—Convertible Debt”). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The following table presents the estimated fair values and the carrying values (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt	$265,415	$272,194	$—	$—
Note 8—Marketable Securities
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
March 31, 2018
Cash equivalents:
Commercial paper	$6,987	$—	$—	$6,987
	6,987	—	—	6,987
Short-term investments:
Commercial paper	32,952	—	—	32,952
Corporate bonds	24,658	(29)	—	24,629
U.S. Government and agency securities	9,950	(5)	—	9,945
	67,560	(34)	—	67,526
	$74,547	$(34)	$—	$74,513
December 31, 2017
Cash equivalents:
Commercial paper	$11,290	$—	$—	$11,290
U.S. Government and agency securities	24,990	(1)	—	24,989
	36,280	(1)	—	36,279
Short-term investments:
Commercial paper	2,998	—	—	2,998
Corporate bonds	12,754	(6)	—	12,748
U.S. Government and agency securities	9,352	(1)	11	9,362
	25,104	(7)	11	25,108
	$61,384	$(8)	$11	$61,387
The Company’s investments in marketable securities consist primarily of investments in debt securities, including AA-rated U.S. Government and agency securities and fixed-income funds. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability, and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.
See “Note 7—Fair Value Measurements” for additional information on the Company's marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$12,967	$(421)
Net income allocated to participating securities under the two-class method	(13)	—
Net income (loss) applicable to common stockholders—basic	12,954	(421)
Dilutive effect of net income allocated to participating securities under the two-class method	13	—
Net income (loss) attributable to common stockholders—diluted	$12,967	$(421)

Denominator:
Weighted-average common shares outstanding—basic (1)	121,267,092	115,696,024
Common equivalent shares from options to purchase common stock and restricted stock units	2,836,429	—
Dilutive effect of assumed conversion of restricted stock units	1,608,854	—
Dilutive effect of assumed conversion of restricted stock from acquisition	59,940	—
Weighted-average common shares outstanding—diluted	125,772,315	115,696,024

Net income (loss) per share attributable to common stockholders—basic	$0.11	$0.00
Net income (loss) per share attributable to common stockholders—diluted	$0.10	$0.00

(1)	114,963 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three months ended March 31, 2018.
The following potential common shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
Stock options	225,099	9,543,393
Restricted stock units	428,846	3,547,176
Total anti-dilutive securities	653,945	13,090,569

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, income (loss) before income taxes and net income (loss) by geographic area for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$84,923	$71,523
International	35,989	25,368
Revenue	$120,912	$96,891

United States	$(1,200)	$(9,603)
International	14,181	8,130
Income (loss) before income taxes	$12,981	$(1,473)

United States	$(953)	$(8,326)
International	13,920	7,905
Net income (loss)	$12,967	$(421)
No individual country’s revenue other than the United States exceeded 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
Note 11—Commitments and Contingencies
Long-Term Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes will mature on March 1, 2023, unless earlier converted or repurchased, and there are no contractual payments required until maturity. For more information on the Notes, see “Note 3—Convertible Debt”.
Non-Income Tax Contingencies
The Company had reserves of $2.3 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its probable liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
Legal Proceedings
Altayyar Case
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

Etsy, Inc.
Notes to Consolidated Financial Statements

constitute trademark or copyright infringement and actions taken by third-party brands against Etsy sellers for trademark or copyright infringement.
On October 22, 2015, the court appointed a lead plaintiff and lead plaintiff’s counsel. On January 21, 2016, the lead plaintiff filed an amended class action complaint alleging false or misleading statements or omissions with respect to substantially the same topics as the original complaint. The amended complaint adds certain outside directors and underwriters as defendants, expanded the purported class period to be April 16, 2015 to August 4, 2015, inclusive, and asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The amended complaint sought certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On April 5, 2016, defendants moved to dismiss the amended complaint. On March 24, 2017, the court entered a judgment dismissing the amended complaint in its entirety, with prejudice, based on an opinion filed March 16, 2017. On August 2, 2017, Plaintiffs appealed to the United States Court of Appeals for the Second Circuit. On April 24, 2018, the Second Circuit affirmed the judgment of the District Court.
Cervantes and Weiss Cases
On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo against the Company, certain officers, directors, and underwriters. The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933. As in the Altayyar litigation, the complaint alleges misrepresentations in the Company’s Registration Statement on Form S-1 and Prospectus with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On December 7, 2015, the Company and the underwriter defendants moved to stay the Cervantes action on the grounds of forum non conveniens.
On November 5, 2015, another purported securities class action complaint (Weiss v. Etsy et al., No. CIV 536123) was filed in the Superior Court of State of California, County of San Mateo. The Weiss complaint names as defendants the Company and the same officers, directors, and underwriters named in the Cervantes complaint, and also asserts violations of Sections 11 and 15 of the Securities Act of 1933 based on allegedly false or misleading statements or omissions with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. On December 24, 2015, the court consolidated the Cervantes and Weiss actions. The Company and the named officers and directors intend to defend themselves vigorously against these consolidated actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. On February 3, 2016, the court granted the Company’s motion to stay the consolidated actions.
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
Note 12—Restructuring and Other Exit Costs
On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company's cost structure through headcount reductions and a reduction in internal program expenses (the “May Actions”). On June 16, 2017, the Board of Directors approved additional initiatives that are designed to improve focus on key strategic growth opportunities (together with the May Actions, the “Actions”). The Actions included total headcount reductions of 245 positions or 23% of the total workforce as of December 31, 2017, closing A Little Market (“ALM”), a market in France, and closing or consolidating certain international offices.
In connection with the Actions, the Company incurred $13.9 million of restructuring and other exit costs in the year ended December 31, 2017, comprised of employee severance, stock compensation modifications, and other exit costs, largely made up

Etsy, Inc.
Notes to Consolidated Financial Statements

of cash expenditures. The Company generated $0.2 million of income in the three months ended March 31, 2018 due to changes in estimated severance costs. All remaining cash payments are expected to be recognized in 2018.
The following table displays restructuring and other exit costs (income) recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of March 31, 2018 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2017	$1,308	$—	$34	$1,342
Total restructuring and other exit costs (income)	(156)	—	5	(151)
Costs charged against equity/assets	—	—	—	—
Cash payments	(793)	—	—	(793)
Balance, March 31, 2018	$359	$—	$39	$398
Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$(7)	$—
Marketing	(58)	—
Product development	(79)	—
General and administrative	(7)	—
Total restructuring and other exit costs (income)	$(151)	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018. This discussion, particularly information with respect to our outlook, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the “Risk Factors” section. For more information regarding key factors affecting our performance, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K, which we incorporate by reference.
Overview
Business
Etsy is the global marketplace for unique and creative goods. We connect creative entrepreneurs with thoughtful consumers looking for items made by real people. Our mission is to “Keep Commerce Human.”
Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our Etsy sellers make money, so we continue to invest in building the platform they depend on. We offer a wide range of services that are specifically designed to help creative entrepreneurs start, manage, and scale their businesses.
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
Our revenue is diversified, generated from a mix of marketplace activities and other optional services for Etsy sellers.
Marketplace revenue is composed of the fees an Etsy seller pays us for marketplace activities. These marketplace activities include listing an item for sale for the earlier of a four month period or until a sale occurs, transactions between a buyer and a seller, and the use of Etsy Payments to process payments, including foreign currency payments. Revenue from Etsy Payments, our payments processing product, formerly included in Services revenue, is now included in Marketplace revenue because Etsy Payments is required to be used by Etsy sellers in the countries where it is available.
Services revenue, formerly called Seller Services revenue, is composed of the fees an Etsy seller pays us for our optional other services (“Services”): Promoted Listings, our on-site advertising service that allows sellers to pay for prominent placement of their listings in search results; Etsy Shipping Labels, which allows sellers in the United States and Canada to purchase discounted shipping labels; and Pattern by Etsy, a service that allows sellers to build custom websites.
We generate additional other revenue through our commercial partnerships.
Our strategy is focused on growing our Etsy.com marketplace in our core geographies, and owning special purchase occasions – style, gifting, and celebrations – throughout the year. We believe that buyers shop for special occasions many times throughout the year, so our goal is to have them think of Etsy more often and return to our marketplace more frequently.
We aim to empower our passionate community of 2.0 million Etsy sellers to compete and win against mass retailers for special shopping occasions. We believe that we can achieve these goals by executing on four key initiatives:

•	Improving trust and reliability. We want to ensure that the Etsy brand delivers trust and reliability throughout the buying experience.

•	Enhancing search and discovery. Helping buyers better navigate the over 50 million items on Etsy.com is a key area of focus.

•
Building world-class marketing capabilities. We are focused on driving traffic to Etsy.com utilizing our own marketing efforts and the efforts of our sellers, primarily through digital acquisition marketing, search engine optimization, social channels, and email.

•	Providing best-in-class seller tools and services. We plan to continue to invest in tools and paid services that enable Etsy sellers to start, manage, and scale their businesses.
Quarter Highlights
Total revenue was $120.9 million in the three months ended March 31, 2018, driven by growth in both Marketplace and Services revenue. In the three months ended March 31, 2018, we recorded net income of $13.0 million, and non-GAAP Adjusted EBITDA of $26.4 million. See “–Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of March 31, 2018, our marketplace connected 2.0 million active Etsy sellers and 34.7 million active Etsy buyers, in nearly every country in the world. In the three months ended March 31, 2018, Etsy sellers generated GMS of $861.1 million, of which approximately 54% came from purchases made on mobile devices. We are a global company and approximately 35% of our GMS in the three months ended March 31, 2018 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.

During the first quarter, we continued to focus on our four key initiatives through our work on the following new features and tools:

•	Improving trust and reliability: Notable launches include a new iteration of guest checkout on mobile web to improve the commerce experience and the functionality for our buyers.

•	Enhancing search and discovery: We improved context specific ranking to deliver more listings related to a specific search query.

•
Building world-class marketing capabilities: We developed a new product, Targeted Offers, which launched in April and allows our sellers to offer discounts and coupons to buyers who have added items to their cart. We expect this work will continue to help drive traffic to Etsy, increase buyer and seller retention, and drive awareness for the Etsy brand.

•
Providing best-in-class seller tools and services: We launched an order management experience to help sellers fulfill orders more accurately and better manage their inventory. In addition, we have enabled sellers to send custom listings from their mobile device, which helps them manage their business on the go. We have also further optimized Promoted Listings by using context specific ranking to surface more relevant ads.

Reclassification of Revenue Categories

In connection with the adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), we renamed our revenue categories Marketplace and Services revenue. In addition, we reclassified Etsy Payments from Services to Marketplace revenue as described above.
The following table provides our Marketplace and Services revenue under our previous and current presentation:

	Quarter-to-Date Period Ended				Year-to-Date Period Ended
	Previous Presentation		Updated Presentation		Previous Presentation		Updated Presentation
	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue

	(in thousands)
March 31, 2018	$47,834	$72,738	$87,967	$32,605	$47,834	$72,738	$87,967	$32,605
December 31, 2017	54,251	82,319	102,261	34,309	179,492	258,453	326,076	111,869
September 30, 2017	42,413	63,371	77,808	27,976	125,241	176,134	223,815	77,560
June 30, 2017	42,069	58,816	75,445	25,440	82,828	112,763	146,007	49,584
March 31, 2017	40,759	53,947	70,562	24,144	40,759	53,947	70,562	24,144

Convertible Debt Offering

In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of our common stock. The net proceeds from the sale of the Notes were $334.9 million after deducting the initial purchasers' discount and offering expenses. The Notes will mature on March 1, 2023, unless earlier converted, redeemed or repurchased.

We used $34.2 million of the net proceeds from the Notes offering to enter into separate capped call transactions (“Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The Capped Call Transactions effectively increase the premium for conversion of the Notes at maturity to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and offset any cash payments we may be required to make.
In addition, we used $41.9 million of the net proceeds from the Notes to repurchase 1,588,500 shares of our common stock. We intend to use the remainder of the net proceeds from the Notes for general corporate purposes.

For more information on the Notes and Capped Call Transactions, see “Note 3—Convertible Debt” in the Notes to Consolidated Financial Statements.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited key operating and financial metrics we use are:

	Three Months Ended March 31,		% Growth Y/Y
	2018	2017

	(in thousands, except percentages)
GMS	$861,075	$719,041	19.8%
Revenue	$120,912	$96,891	24.8%
Marketplace revenue	$87,967	$70,562	24.7%
Services revenue	$32,605	$24,144	35.0%
Net income (loss)	$12,967	$(421)	3,180.0%
Adjusted EBITDA	$26,421	$9,722	171.8%

Active sellers	1,970	1,801	9.4%
Active buyers	34,693	29,669	16.9%
Percent mobile GMS	54%	51%	300	bps
Percent international GMS	35%	32%	300	bps
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplace within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by Etsy. GMS is largely driven by transactions in our marketplace and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, and the health, scale, and growth of our business.
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain and restructuring and other exit costs (income). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include transaction fees, listing fees, and fees for Etsy Payments, Promoted Listings, Etsy Shipping Labels, Pattern, and Google Shopping. An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our business.
Active Buyers
An active buyer is an Etsy buyer who has made at least one purchase in the last 12 months. An Etsy buyer is identified by a unique e-mail address; a single person can have multiple Etsy buyer accounts. We generate revenue when Etsy buyers order items from Etsy sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platform, awareness of our brand, the engagement and loyalty of Etsy buyers and the health of our business.
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
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency Neutral	FX Impact	As Reported	Currency Neutral	FX Impact
March 31, 2018	19.8%	17.6%	2.2%	19.8%	17.6%	2.2%
December 31, 2017	17.8%	16.5%	1.3%	14.5%	14.3%	0.2%
September 30, 2017	13.2%	12.6%	0.6%	13.0%	13.4%	(0.4)%
June 30, 2017	11.8%	12.6%	(0.8)%	12.9%	13.9%	(1.0)%
March 31, 2017	14.2%	15.2%	(1.0)%	14.2%	15.2%	(1.0)%

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

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Revenue:
Marketplace	$87,967	$70,562
Services	32,605	24,144
Other	340	2,185
Total revenue	120,912	96,891
Cost of revenue	41,295	34,659
Gross profit	79,617	62,232
Operating expenses:
Marketing	26,194	23,454
Product development	20,721	18,116
General and administrative	18,904	22,763
Total operating expenses	65,819	64,333
Income (loss) from operations	13,798	(2,101)
Other (expense) income, net	(817)	628
Income (loss) before income taxes	12,981	(1,473)
(Provision) benefit for income taxes	(14)	1,052
Net income (loss)	$12,967	$(421)

	Three Months Ended March 31,
	2018	2017
Revenue:
Marketplace	72.8%	72.8%
Services	27.0	24.9
Other	0.3	2.3
Total revenue	100.0	100.0
Cost of revenue	34.2	35.8
Gross profit	65.8	64.2
Operating expenses:
Marketing	21.7	24.2
Product development	17.1	18.7
General and administrative	15.6	23.5
Total operating expenses	54.4	66.4
Income (loss) from operations	11.4	(2.2)
Other (expense) income, net	(0.7)	0.6
Income (loss) before income taxes	10.7	(1.5)
(Provision) benefit for income taxes	—	1.1
Net income (loss)	10.7%	(0.4)%

Comparison of Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$87,967	$70,562	$17,405	24.7%
Percentage of total revenue	72.8%	72.8%
Services	$32,605	$24,144	$8,461	35.0%
Percentage of total revenue	27.0%	24.9%
Other	$340	$2,185	$(1,845)	(84.4)%
Percentage of total revenue	0.3%	2.3%
Total revenue	$120,912	$96,891	$24,021	24.8%
GMS increased $142.0 million, or 19.8%, to $861.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. On a currency-neutral basis GMS growth for the three months ended March 31, 2018 would have been 17.6%, or approximately 220 basis points lower than the reported 19.8% growth. Supporting this growth in GMS, active sellers increased 9.4% to 2.0 million and active buyers increased 16.9% to 34.7 million at March 31, 2018 compared to March 31, 2017. In the three months ended March 31, 2018, GMS from new buyers grew 20% year-over-year and represented approximately 18% of overall GMS, a slight decrease compared to last year.
During the three months ended March 31, 2018 mobile GMS increased as a percentage of total GMS to approximately 54%, up from approximately 51% for the three months ended March 31, 2017. We believe this increase was a result of increased mobile traffic, in line with industry trends, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended March 31, 2018, international GMS increased as a percentage of total GMS to 35%, up from approximately 32% for the three months ended March 31, 2017. International GMS was up approximately 30% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, largely as a result of a benefit from currency exchange rates, as well as growth in markets where Etsy Payments is not offered, global product work, and seller outreach. On a currency-neutral basis GMS growth for the three months ended March 31, 2018 would have been 24%. We expect international GMS to continue to grow faster than overall GMS, driven by global product enhancements and assuming stable currency rates.
Revenue increased $24.0 million, or 24.8%, to $120.9 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, of which 72.8% consisted of Marketplace revenue and 27.0% consisted of Services revenue.
Marketplace revenue increased $17.4 million, or 24.7%, to $88.0 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This growth corresponded with a 19.8% increase in GMS to a total of $861.1 million for the three months ended March 31, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in revenue from Etsy Payments, up 34.7%, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 86% in the three months ended March 31, 2018, up from 81% in the three months ended March 31, 2017, primarily due to the transition of sellers in eligible countries to the platform. During the second quarter of 2018, we will anniversary the Etsy Payments adoption requirement, which has been a substantial driver of year-over-year revenue growth, and therefore, we expect Etsy Payments revenue to grow more closely in-line with year-over-year GMS growth in future quarters in 2018. Transaction fee revenue grew 18.4% and listing fee revenue grew 15.6%, driven by overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets.
Services revenue increased $8.5 million, or 35.0%, to $32.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 39.1%, and, to a lesser extent, Etsy Shipping Labels, up 23.5%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements, including enhancements we made to context specific ranking on Promoted Listings which increased the relevance of promoted ads in our search results. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label. We expect Services revenue to grow at a faster pace than Marketplace revenue growth, as we continue to add enhancements and features to our portfolio of services and increase our efforts to grow seller adoption, primarily driven by growth in Promoted Listings.
Other revenue decreased $1.8 million, or 84.4%, to $0.3 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly attributable to a decrease of $1.6 million in Google Shopping revenue primarily due to a one-time gain recorded during the three months ended March 31, 2017 and a reduction in fees from PayPal, a third-party payment processor, as a result of the transition of sellers in eligible countries to Etsy Payments.

Cost of Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
Cost of revenue	$41,295	$34,659	$6,636	19.1%
Percentage of total revenue	34.2%	35.8%
Cost of revenue increased $6.6 million, or 19.1%, to $41.3 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of additional costs related to the increase in Etsy Payments revenue and, to a lesser extent, an increase in employee-related costs, professional services expenses, and hosting and bandwidth expenses. Employee-related costs increased due to higher compensation costs per employee, partially offset by a slight decrease in average headcount, primarily as a result of the Board approved plans to increase efficiency, streamline our cost structure and improve focus on key strategic growth opportunities (the “Actions”) in 2017. Cost of revenue decreased as a percentage of revenue largely due to favorable pricing from third-party payment processors.
Operating Expenses
Marketing

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
Marketing	$26,194	$23,454	$2,740	11.7%
Percentage of total revenue	21.7%	24.2%
Marketing expenses increased $2.7 million, or 11.7%, to $26.2 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of increased spend on digital marketing related to buyer acquisition, offset by decreases in employee-related expenses due to a reduction in average headcount, primarily associated with the Actions of 2017.
Product development

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
Product development	$20,721	$18,116	$2,605	14.4%
Percentage of total revenue	17.1%	18.7%
Product development expenses increased $2.6 million, or 14.4%, to $20.7 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of a decrease in the amount of costs capitalized for website development and internal-use software projects as a result of several larger project launches in the first half of 2017 and an increase in 2018 in professional services, offset by decreases in employee-related expenses due to a reduction in average headcount, primarily associated with the Actions of 2017.

General and administrative

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
General and administrative	$18,904	$22,763	$(3,859)	(17.0)%
Percentage of total revenue	15.6%	23.5%
General and administrative expenses decreased $3.9 million, or 17.0%, to $18.9 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by decreases in employee-related costs due to a reduction in average headcount, primarily associated with the Actions of 2017.
Other (Expense) Income, net

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
Other (expense) income, net	$(817)	$628	$(1,445)	(230.1)%
Percentage of total revenue	(0.7)%	0.6%
Other expense, net was $0.8 million in the three months ended March 31, 2018 mainly due to $3.8 million in interest expense, driven by non-cash interest expense due to the amortization of debt discount and transaction costs related to the convertible debt issued during the period and interest associated with the build-to-suit lease accounting related to our corporate headquarters. These expenses were partially offset by $1.9 million foreign currency gain, mainly the result of the significant change in U.S. Dollar to Euro rates on non-functional currency balances and $1.1 million of interest and dividend income from our investment accounts.
Other expense, net was $0.6 million in the three months ended March 31, 2017 mainly due to $2.6 million of interest expense, mainly comprised of interest on our corporate headquarters lease, partially offset by a $2.8 million foreign currency gain primarily the result of the significant change in U.S. Dollar to Euro exchange rates on our intercompany debt and other non-functional currency balances.
(Provision) Benefit for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(14)	$1,052	$(1,066)	(101.3)%
Percentage of total revenue	—%	1.1%
Our income tax provision and benefit for the three months ended March 31, 2018 and 2017 was $0.0 million and $1.1 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary driver of our income tax provision for the three months ended March 31, 2018 was the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate. For both periods, other drivers include forecasted pretax income, the amount of nondeductible stock-based compensation expense, and a benefit related to our research and development tax credit.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain and restructuring and other exit costs (income). Below is a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not consider the impact of foreign exchange gain;

•	Adjusted EBITDA does not consider the impact of restructuring and other exit costs (income); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Net income (loss)	$12,967	$(421)
Excluding:
Interest and other non-operating expense, net (1)	2,667	2,152
Provision (benefit) for income taxes	14	(1,052)
Depreciation and amortization (1)	6,320	6,938
Stock-based compensation expense (2)	5,740	4,043
Stock-based compensation expense—acquisitions	714	842
Foreign exchange gain	(1,850)	(2,780)
Restructuring and other exit costs (income) (3)	(151)	—
Adjusted EBITDA	$26,421	$9,722

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016. In the three months ended March 31, 2018 and 2017 those amounts are as follows:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Interest expense	$2,250	$2,145
Depreciation	819	819

(2)	Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Cost of revenue	$546	$364
Marketing	478	444
Product development	2,639	2,020
General and administrative	2,791	2,057
Total stock-based compensation expense	$6,454	$4,885

(3)	Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Cost of revenue	$(7)	$—
Marketing	(58)	—
Product development	(79)	—
General and administrative	(7)	—
Total restructuring and other exit costs (income)	$(151)	$—

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and net working capital as of the date indicated:

As of March 31, 2018
(in thousands)
Cash and cash equivalents	$533,855
Short-term investments	67,526
Accounts receivable, net	31,292
Net working capital	598,441
As of March 31, 2018, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held for future investments, working capital funding, and general corporate purposes.
We invest in short-term instruments, including fixed-income funds and AA-rated U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 36 months, with the average maturity of these investments maintained at 12 months or less.
Sources of Liquidity
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of Etsy's common stock. The net proceeds from the sale of the Notes were $334.9 million after deducting initial purchasers' discount and offering expenses. For more information on the Notes, see “Note 3—Convertible Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short-term investments are held in the U.S. We fund our international operations, to the extent needed, from our funds held in the U.S. on an as-needed basis.
Historical Cash Flows

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$26,421	$3,309
Investing activities	(45,653)	12,394
Financing activities	236,560	(2,032)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform, as well as associated cost of revenue and other operating expenses. Our primary source of cash from operating activities is cash collections from our customers. Net cash provided by operating activities in each period presented has been influenced by changes in accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities.
Net cash provided by operating activities was $26.4 million in the three months ended March 31, 2018, primarily driven by cash net income of $26.0 million, largely as a result of revenue generated on our platform and leverage in our operating expenses, and changes in our operating assets and liabilities that provided $0.4 million in cash.
Net cash provided by operating activities was $3.3 million in the three months ended March 31, 2017, primarily driven by cash net income of $11.5 million largely as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $8.2 million in cash.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $45.7 million in the three months ended March 31, 2018. This was primarily attributable to net purchases of marketable securities of $42.4 million, offset by $3.3 million in capital expenditures, including $3.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform, and $0.2 million for purchases of property and equipment.
Net cash provided by investing activities was $12.4 million in the three months ended March 31, 2017. This was primarily attributable to net sales of marketable securities of $19.1 million, mainly due to increased investments in instruments with shorter-term maturities classified as cash equivalents, as we monitored interest rate changes. This increase was offset by $6.7 million in capital expenditures, including $4.0 million for website development and internal-use software and $2.7 million for purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Our primary financing activities include proceeds from the issuance of the Notes, repurchase of common stock under the share repurchase program, proceeds from exercise of stock options, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease, shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, and financing of capital leases for computer equipment.
Net cash provided by financing activities was $236.6 million in the three months ended March 31, 2018. This was primarily attributable to proceeds from issuance of the Notes of $345.0 million, partially offset by stock repurchases under the share repurchase program of $68.6 million, payments of $34.2 million for the Capped Call Transactions, and $9.1 million of debt issuance cost payments.
Net cash used in financing activities was $2.0 million in the three months ended March 31, 2017. This was primarily attributable to payments on capital lease obligations of $1.8 million and stock repurchases of vested RSUs withheld to satisfy tax obligations of $0.8 million, partially offset by proceeds from the exercise of stock options of $0.6 million.
Off Balance Sheet Arrangements
As of March 31, 2018, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes will mature on March 1, 2023, unless earlier converted or repurchased, and there are no contractual payments required until maturity. For more information on the Notes, see “Note 3—Convertible Debt” in the Notes to Consolidated Financial Statements.
As of March 31, 2018, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $17.0 million at both March 31, 2018 and December 31, 2017. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, determining the nature and timing of satisfaction of performance obligations; income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation, restructuring and other exit costs (income), and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those discussed in the Annual Report, except as described below.
Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. For the three months ended March 31, 2018, approximately 84% of our GMS was denominated in U.S. dollars, and therefore, the resulting revenue is not subject to foreign currency risk. In the three months ended March 31, 2018, approximately 16% of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2018 would have been 17.6%, compared with the reported 19.8% growth. On a currency-neutral basis, GMS growth for the three months ended March 31, 2017 would have been 15.2% compared with the reported 14.2% growth.
Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Pound Sterling and Euro. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $28.5 million.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 11—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Consolidated Financial Statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We generated net income of $13.0 million and $81.8 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, and incurred net losses of $29.9 million and $54.1 million for the years ended December 31, 2016 and 2015, respectively. A significant portion of our net income in the year ended December 31, 2017 was due to an income tax benefit from the impact of the U.S. Tax Cuts and Jobs Act of 2017 and a foreign currency gain on our intercompany debt. We may not have the benefit of such gains and may not be profitable in future periods. In addition, our costs may increase as we continue to invest in the development of our platform, including our Services and technological enhancements, and potentially increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Services;

•	our ability to convert visits to Etsy.com into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of product launches, including new services and features we may introduce;

•	the success of our marketing efforts;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our marketplace, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	our ability to recruit and retain employees;

•
the impact and success of the actions that we implemented during the second quarter of 2017 to increase efficiency, streamline our cost structure, and improve our focus on key strategic growth opportunities; and

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

In 2017, we introduced a new business strategy. Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute our strategy, many of whom have been with Etsy for a year or less, our ability to maintain our pace of product experiments coupled with the success of such initiatives and introduce offerings that meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high-level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
Our business, financial performance and growth depends on our ability to attract and retain an active and engaged community of Etsy sellers and Etsy buyers.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active sellers and active buyers. For example, our revenue is driven by the number of active sellers and seller engagement, as well as the number of active buyers and buyer engagement. We must continue to encourage Etsy sellers to list items for sale and use our Services. We must also encourage buyers to return to Etsy and purchase items in our marketplace more frequently.
We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, they may stop listing items in our marketplace and using our Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional marketing expense.
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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may impact our business. For example, currency exchange rates may dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS. For the three months ended March 31, 2018, approximately 84% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. For example, when Hurricane Sandy struck New York in October 2012, our headquarters in Brooklyn was closed for five days. In addition, certain events, such as hurricanes and other natural disasters, are likely to impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplace. These events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
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
Some of the challenges we face in attracting and retaining employees include:

•	negative perceptions based on our 2017 headcount reductions or changes in senior management;

•	perceived uncertainties as to our commitment to our mission, values and culture;

•	skepticism regarding our ability to continue to accelerate GMS growth in the future;

•	engagement levels among existing employees and their work-life balance;

•	the ability to attract and retain qualified employees who support our mission and share our values;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values.
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

Filling engineering, product management and other technical positions, particularly in New York City and San Francisco, is particularly challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.
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

•	lack of awareness of our policies;

•	changes to our policies that members of our community perceive as inconsistent with our values or that are not clearly articulated;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplace;

•	inadequate or unsatisfactory customer service experiences;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our values and mission.
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

New offerings may not drive GMS or revenue growth, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do.
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
Maintaining and promoting awareness of our Marketplace and Services is important to our ability to attract and retain Etsy sellers and Etsy buyers. One of our key initiatives is to build world-class marketing capabilities to amplify the voice and relevance of our sellers, and to get buyers to purchase more often. Generating a meaningful return on our investments in marketing initiatives may be difficult.

The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications, and email. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. In addition, ongoing privacy regulatory changes, such as the E.U. General Data Protection Regulation, may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. We are in the midst of a migration to a new customer relationship management (“CRM”) system that we believe will enable more personalized, dynamic, and timely email communications and push notifications. If the CRM migration fails to achieve the expected results our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.
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
Despite our execution efforts, the goods that Etsy sellers list on Etsy.com may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy brand as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to Etsy.com from Etsy buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that most of the goods listed on our platform are denominated in U.S. dollars.
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems.
Our success outside the United States depends upon our ability to attract Etsy sellers and Etsy buyers from the same countries in order to enable the growth of local markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop Etsy's community globally or to otherwise grow our business outside of the United States on a cost-effective basis could adversely affect our GMS, revenue, and operating results.
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

•	varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States; and

•	barriers to international trade, such as tariffs, customs or other taxes.
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
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly outside the United States, is likely to require changes to the ways we collect, use and share personal information and necessitate specific product changes for our non-U.S. activities. For example, the E.U. has undertaken a major overhaul to its privacy law that could significantly affect our business. In May 2018, the E.U. General Data Protection Regulation (“GDPR”) will go into effect, effectively extending the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. persons. The GDPR is intended to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from existing E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR requirements apply to third-party transactions (such commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some in Etsy’s community of sellers worldwide. We may experience difficulty retaining or obtaining new European sellers or new sellers selling into Europe due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although Etsy sellers are independent businesses, it is possible that a privacy authority could deem Etsy jointly and severally liable for actions of Etsy sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business.
GDPR and the evolving data protection landscape in the E.U. in general could result in possible significant operational costs for internal compliance and risk to our business. We have a cross-functional team that has been working to update our policies, systems, and processes in light of GDPR. Some of the GDPR requirements introduce friction into the buying and selling experience on Etsy and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. We do not currently assume a material financial impact as a result of GDPR compliance; however we will continue to monitor closely. Non-compliance with the GDPR could result in proceedings against us by data protection authorities, other public authorities, third-parties, or individuals, subjecting us to potential fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater.

In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, the evolving data protection landscape also creates uncertainty as to how to comply with E.U. privacy law, including potentially inconsistent guidance, rulings or requirements from multiple authorities in the E.U., as well as in the U.S. and worldwide. Further, despite our ongoing efforts to bring practices into compliance before the effective date of the GDPR, we may not be entirely successful either due to various factors within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation or lack of regulatory guidance in respect of certain GDPR requirements).

Our payments system depends on third-party providers and is subject to evolving laws, regulations, rules, and standards.
Etsy buyers primarily pay for purchases using Etsy Payments or PayPal. In the United States and other countries where Etsy Payments is available, Etsy Payments enables our sellers to accept various forms of payments such as credit cards, debit cards, PayPal, Google Wallet, Apple Pay, and Etsy Gift Cards.
We rely on third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business could be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, a third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Etsy Payments, which required Etsy to develop a short-term manual solution. If a third-party payment processor has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop listing new items for sale or even close their accounts altogether.
The laws and regulations related to payments are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities or could force us to stop offering Etsy Payments. Additionally, changes in payment regulation may occur that could render our payments system less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact Etsy Payments.
As we expand the availability of Etsy Payments or offer new payment methods to Etsy sellers and Etsy buyers in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for Etsy or Etsy sellers, which may negatively impact Etsy Payments usage and our marketplace.
If sensitive information about members of our community is misused or disclosed, or if we or our third-party providers are subject to cyber attacks, members of our community may curtail use of our platform, we may be exposed to liability and our reputation could suffer.
Like all online services, our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members' personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption, and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we may, and have in the past, experienced security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing Etsy sellers and Etsy buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face potential liability, regulatory investigation, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining a trusted marketplace.
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

Additionally, we have developed an impact strategy that focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social and environmental efforts. Our impact strategy aims to create more economic opportunity for sellers, greater diversity in our workforce and build long-term resilience by reducing our carbon footprint. If we don't demonstrate progress against our impact strategy or if our impact strategy is not perceived to be adequate, our reputation could be harmed.
We face intense competition and may not be able to compete effectively.
Our industry is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain Etsy sellers and Etsy buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for Etsy sellers with both retailers and companies that sell software and services to small businesses. In addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplace or otherwise. We also compete with companies that sell software and services to small businesses, enabling an Etsy seller to sell from her own website or otherwise run her business independently of our platform, such as Square, Bigcommerce, and Shopify.
We compete to attract, engage, and retain Etsy sellers based on many factors, including:

•	our brand awareness;

•	the extent to which our Services can ease the administrative tasks that an Etsy seller might encounter in running her business, wherever she chooses to pursue commerce;

•	the global scale of our marketplace and the breadth of our online presence;

•	the number and engagement of Etsy buyers;

•	our seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business, including through Pattern or with a production partner;

•	our mobile apps;

•	the strength of our community; and

•	our values.
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
We compete to attract, engage, and retain Etsy buyers based on many factors, including:

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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (“FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, in December 2017, the FCC voted to repeal those rules. This repeal may make it more difficult or costly for many small businesses such as our community of sellers, as well as our buyers, to access our platform and may result in increased costs for us, which could significantly harm our business, and the millions of microbusinesses that utilize our platform. We, along with other companies and public interest groups, are challenging this repeal in the courts, but these efforts may not be successful and may be costly. Outside of the United States, government regulation of the internet, including data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality and rules related to security, privacy or national security may impede Etsy and our users. As a result, we could face regulatory challenges or discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
Our business depends on network and mobile infrastructure provided by third parties and on our ability to maintain and scale the technology underlying our platform.
The reliability of our platform is important to our reputation and our ability to attract and retain Etsy sellers and Etsy buyers. As the number of Etsy sellers and Etsy buyers, volume of traffic, number of transactions, and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term.

We also depend on the development and maintenance of the internet, cloud and mobile infrastructure, and increasingly rely on the availability, features, cost, and reliability of third-party service providers and platforms. For example, this includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity, and security, as well as timely development of complementary products.
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
We will rely on Google Cloud for a substantial portion of our computing, storage, data processing, networking, and other services. Any disruption of or interference with our use of the Google Cloud operation would adversely affect our business, financial performance, and growth.
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
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax, and gross receipt tax, to businesses like ours and to Etsy sellers and Etsy buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to Etsy sellers’ businesses. If Etsy is found to be deficient in how it has addressed its tax obligations, our business could be adversely impacted.
One or more states, the federal government or other countries are seeking to, or have recently imposed additional reporting, record-keeping or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business could be harmed. For example, taxing authorities in certain U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. Additionally, the Supreme Court is currently considering a case (South Dakota v. Wayfair, Inc. et al) challenging existing law that online sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. If current law is changed as a result of Wayfair, or otherwise, states or the federal government may adopt, or begin to enforce laws requiring Etsy sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on Etsy causes our marketplace to be less attractive to current and prospective Etsy buyers, which could materially impact our business, financial performance, and growth. Additionally, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplace less attractive.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on internet service providers and online commerce, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property, and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort.
Additionally, it is not always clear how existing laws apply to the internet as many of these laws do not address the unique issues raised by internet service providers or online commerce. For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements relating to the use of third-party “cookies,” “web beacons” and other methods of online tracking. The United States, the European Union and other governments have enacted or are considering legislation that could (i) significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools and (ii) require internet service providers to disclose user information to regulatory authorities.
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
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Furthermore, the circumstances in which we may be held liable for the acts, omissions or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs could negatively impact our business.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 11—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit is currently pending naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters, in connection with the litigation described in this Quarterly Report and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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
In December 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) a partial limitation on the deductibility of business interest expense, (3) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a quasi-territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (4) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.
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

•
assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyber attacks, taxes, and other matters.

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
Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, errors, and omissions liability, employment liability, business interruptions, data breaches, crime, product liability, and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate the risks we face or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.
The growth of our business may strain our management team and our operational and financial infrastructure.
We have experienced rapid growth in our business, in the number of Etsy sellers and the number of countries in which we have Etsy sellers and Etsy buyers, and we plan to continue to grow in the future, both in the United States and abroad. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, (“the Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the Securities and Exchange Commission (“SEC”). The rules and regulations of the Nasdaq Global Select Market (“Nasdaq”), also apply to us. As part of these requirements, we have established and maintained effective disclosure and financial controls and made changes to our corporate governance practices. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
Many on our management team and other personnel have little experience managing a public company and preparing public filings. In addition, our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to continue to invest in additional accounting, financial, and legal resources to ensure that we continue to meet our public company requirements.
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

We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.

Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018, (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. If, for example, we incur additional debt, secure existing or future debt or recapitalize our debt, these actions may diminish our ability to make payments on our substantial debt when due.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20“). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2017, our common stock's daily closing price on Nasdaq has ranged from a low of $9.56 to a high of $30.85 through May 4, 2018. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, financial performance or growth. Stock prices of many internet and technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 11—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
We may issue additional common stock, convertible securities, or other equity in the future. We also issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.
Our stock repurchases may not achieve the desired objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
January 1 - 31, 2018 (1)	549,140	$19.60	462,064	$80,718
February 1 - 28, 2018	380,808	18.81	380,808	73,555
March 1 - 31, 2018	1,964,521	26.69	1,964,521	21,113
Total	2,894,469	$24.31	2,807,393	$21,113
(1) The total number of shares purchased includes 87,076 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2)	Average price paid per share excludes broker commissions.

(3)	On November 17, 2017, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $100 million of our common stock.
(4) A portion of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Executive Severance Plan	10-K	001-36911	10.17	3/1/2018
10.2*	Amended and Restated Compensation Program for Non-Employee Directors Effective January 1, 2018	10-K	001-36911	10.19.3	3/1/2018
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'					X
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

ETSY, INC.
Date: May 8, 2018	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)