Form 10-Q
period 2018-06-30
ETSY INC
filed 2018-08-07
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding as of August 3, 2018 was 119,753,433.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our business strategy, upcoming product launches, investments in marketing and international growth, the impact of our four key initiatives and new pricing model on future GMS and revenue growth, our financial performance and possible or assumed future results of operations and expenses, our outlook, business environment, market size, product capabilities, timing of new product releases, and potential future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$357,820	$315,442
Short-term investments	209,689	25,108
Accounts receivable, net of allowance for doubtful accounts of $3,568 and $2,687 as of June 30, 2018 and December 31, 2017, respectively	30,615	33,677
Prepaid and other current assets	18,558	20,379
Funds receivable and seller accounts	49,551	44,658
Total current assets	666,233	439,264
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $75,969 and $66,226 as of June 30, 2018 and December 31, 2017, respectively	117,024	117,617
Goodwill	37,959	38,541
Intangible assets, net of accumulated amortization	38,077	4,100
Other assets	676	720
Total assets	$865,310	$605,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,760	$13,622
Accrued expenses	35,447	28,743
Capital lease obligations—current	4,376	5,798
Funds payable and amounts due to sellers	49,551	44,658
Deferred revenue	6,440	6,262
Other current liabilities	2,925	3,394
Total current liabilities	113,499	102,477
Capital lease obligations—net of current portion	2,806	4,115
Deferred tax liabilities	32,292	23,786
Facility financing obligation	60,025	60,049
Long-term debt, net	269,133	—
Other liabilities	17,464	18,262
Total liabilities	495,219	208,689
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 119,545,384 and 121,769,238 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	120	122
Preferred Stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	546,121	499,441
Accumulated deficit	(169,602)	(96,290)
Accumulated other comprehensive loss	(6,548)	(6,379)
Total stockholders’ equity	370,091	396,894
Total liabilities and stockholders’ equity	$865,310	$605,583
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$132,387	$101,692	$253,299	$198,583
Cost of revenue	45,409	35,724	86,704	70,383
Gross profit	86,978	65,968	166,595	128,200
Operating expenses:
Marketing	28,941	27,521	55,135	50,975
Product development	23,568	21,754	44,289	39,870
General and administrative	21,707	28,411	40,611	51,174
Total operating expenses	74,216	77,686	140,035	142,019
Income (loss) from operations	12,762	(11,718)	26,560	(13,819)
Other (expense) income:
Interest expense	(6,125)	(2,696)	(9,889)	(5,287)
Interest and other income	2,438	543	3,535	982
Foreign exchange (loss) gain	(4,450)	16,103	(2,600)	18,883
Total other (expense) income	(8,137)	13,950	(8,954)	14,578
Income before income taxes	4,625	2,232	17,606	759
(Provision) benefit for income taxes	(1,246)	9,437	(1,260)	10,489
Net income	$3,379	$11,669	$16,346	$11,248
Net income per share attributable to common stockholders:
Basic	$0.03	$0.10	$0.14	$0.10
Diluted	$0.03	$0.10	$0.13	$0.10
Weighted-average common shares outstanding:
Basic	119,450,194	116,933,216	120,819,201	116,453,790
Diluted	125,551,759	120,723,938	126,186,664	120,424,631

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,379	$11,669	$16,346	$11,248
Other comprehensive loss:
Cumulative translation adjustment	(276)	(13,381)	(152)	(16,336)
Unrealized gains (losses) on marketable securities, net of tax	9	11	(17)	(11)
Total other comprehensive loss	(267)	(13,370)	(169)	(16,347)
Comprehensive income (loss)	$3,112	$(1,701)	$16,177	$(5,099)

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	14,450	—	—	14,450
Exercise of vested options	947,642	1	10,724	—	—	10,725
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,214	—	—	54,214
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	358,838	—	(7,898)	—	—	(7,898)
Stock repurchase	(3,530,334)	(3)	—	(89,658)	—	(89,661)
Stock-based compensation—acquisitions	—	—	1,433	—	—	1,433
Other comprehensive loss	—	—	—	—	(169)	(169)
Net income	—	—	—	16,346	—	16,346
Balance as of June 30, 2018	119,545,384	$120	$546,121	$(169,602)	$(6,548)	$370,091

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$16,346	$11,248
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,638	10,592
Stock-based compensation expense—acquisitions	1,433	2,455
Depreciation and amortization expense	12,677	13,598
Bad debt expense	1,961	863
Foreign exchange loss (gain)	2,600	(18,883)
Amortization of debt issuance costs	475	110
Non-cash interest expense	4,335	4,368
Interest on marketable securities	(922)	302
Loss on disposal of assets	26	89
Deferred income taxes	(377)	—
Changes in operating assets and liabilities:
Accounts receivable	922	1,008
Funds receivable and seller accounts	(5,272)	(4,436)
Prepaid expenses and other current assets	2,545	(13,172)
Other assets	32	(54)
Accounts payable	368	(2,282)
Accrued and other current liabilities	5,975	3,928
Funds payable and amounts due to sellers	5,272	4,436
Deferred revenue	233	27
Other liabilities	4,245	1,251
Net cash provided by operating activities	66,512	15,448
Cash flows from investing activities
Cash paid for asset acquisition	(35,323)	—
Purchases of property and equipment	(304)	(3,593)
Development of internal-use software	(8,146)	(6,604)
Purchases of marketable securities	(234,149)	(29,462)
Sales of marketable securities	50,472	69,290
Net cash (used in) provided by investing activities	(227,450)	29,631
Cash flows from financing activities
Repurchase of stock for tax on RSU vesting	(7,898)	(2,028)
Repurchase of stock	(89,661)	—
Proceeds from exercise of stock options	10,725	6,376
Proceeds from issuance of convertible senior notes	345,000	—
Payment of debt issuance costs	(9,561)	—
Purchase of capped call	(34,224)	—
Payments on capital lease obligations	(3,421)	(3,742)
Payments on facility financing obligation	(5,469)	(1,224)
Net cash provided by (used in) financing activities	205,491	(618)
Effect of exchange rate changes on cash	(2,175)	832
Net increase in cash, cash equivalents and restricted cash	42,378	45,293
Cash, cash equivalents and restricted cash at beginning of period	320,783	186,933
Cash, cash equivalents and restricted cash at end of period	$363,161	$232,226

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$690	$5,152
Stock-based compensation capitalized in development of capitalized software	$812	$525
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,663	$176
Debt issuance costs included in accounts payable and accrued expenses	$406	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees, Promoted Listing fees, Etsy Shipping Label sales, and Pattern by Etsy fees.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements. Specifically, the Company reclassified $33.4 million and $63.2 million previously included in Services revenue to Marketplace revenue (see “Note 2—Revenue”) for the three and six months ended June 30, 2017, respectively, to conform to the current year presentation in connection with the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Additionally, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the six months ended June 30, 2017 to include restricted cash in the beginning and ending cash, cash equivalents and restricted cash balances to conform to the current year presentation upon adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash.
Correction of Errors
During the three months ended June 30, 2018, the Company recorded $2.8 million of revenue and $1.4 million of cost of revenue as correction of errors related to the years ended December 31, 2017 and 2016. The Company has concluded that the errors and their correction were not material to the Consolidated Financial Statements for any of the periods impacted nor are they expected to be material for the estimated 2018 results.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2018, the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for new accounting standards adopted as of January 1, 2018 as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these Notes to the Consolidated Financial Statements related to these three and six month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018 (the “Annual Report”).
During the first quarter of 2018, the Company adopted the accounting principles outlined within ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-18, Statement of Cash Flows: Restricted Cash, each as described below. There have been no additional material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report.

Etsy, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations; income taxes; website development costs and internal-use software; purchase price allocations for business combinations; valuation of goodwill and intangible assets; leases; stock-based compensation; restructuring and other exit costs (income); and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Cash, Cash Equivalents and Short-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting primarily of commercial paper, corporate bonds and U.S. Government and agency securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.
The following table provides cash, cash equivalents and short-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$357,820	$315,442
Short-term investments	209,689	25,108
Total cash, cash equivalents and short-term investments	$567,509	$340,550
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

Etsy, Inc.
Notes to Consolidated Financial Statements

stock-based compensation and changes in the laws, regulations and administrative practices of the jurisdictions in which the Company operates.
Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income per share by application of the treasury stock method. Since the Company expects to settle in cash the principal outstanding under the 0% Convertible Senior Notes due 2023 the Company issued in March 2018 (the “Notes,” see “Note 3—Convertible Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's common stock for a given period exceeds the conversion price of $36.27 per share.
The calculation of diluted net income per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance and does not anticipate the update to have a material impact on its Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance. The new guidance was effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the requirements of the new guidance as of January 1, 2018, utilizing the full retrospective method of transition. In connection with the adoption, the company reclassified Etsy Payments revenue from Services revenue to Marketplace revenue in the Consolidated Statements of Operations. Aside from this presentation reclassification, adoption of the new guidance did not result in changes to the prior year or current year Consolidated Financial Statements. See “Note 2—Revenue” for additional information regarding revenue recognition.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after

Etsy, Inc.
Notes to Consolidated Financial Statements

December 15, 2017. The Company adopted this standard in the first quarter of 2018 utilizing the full retrospective method of transition. As a result of this guidance, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the six months ended June 30, 2018 and 2017 to include restricted cash in the beginning and ending cash, cash equivalent and restricted cash balances.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance:
Cash and cash equivalents	$315,442	$181,592
Restricted cash	5,341	5,341
Total cash, cash equivalents and restricted cash	$320,783	$186,933

Ending balance:
Cash and cash equivalents	$357,820	$226,885
Restricted cash	5,341	5,341
Total cash, cash equivalents and restricted cash	$363,161	$232,226
The balances included in restricted cash represent amounts held as collateral associated with the lease of the Company's Brooklyn, New York headquarters. This standard had no other impact to the Consolidated Financial Statements.
Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Marketplace revenue (1)	$91,306	$75,445	$179,273	$146,007
Services revenue	39,507	25,440	72,112	49,584
Other revenue	1,574	807	1,914	2,992
Revenue	$132,387	$101,692	$253,299	$198,583

(1)
Etsy Payments revenue for the three and six months ended June 30, 2018 has been classified and presented within Marketplace revenue. Comparative periods have been reclassified to conform to current period presentation.

Marketplace Revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 3.5% transaction fee that an Etsy seller pays for each completed transaction, exclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. Etsy Payments processing fees vary between 3 - 4% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller's bank account is located. When a foreign currency payment is processed, an additional 2.5 - 5% transaction fee is applied.
The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. The 3.5% transaction fee and Etsy Payments fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees and Etsy Payments fees are recorded net of refunds.

Etsy, Inc.
Notes to Consolidated Financial Statements

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

•
Revenue from Etsy Shipping Labels consists of fees an Etsy seller pays the Company when the seller purchases shipping labels through our platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides sellers access to purchase shipping labels from the United States Postal Service, FedEx, and Canada Post at discounted pricing due to the volume of purchases through its platform. The Company recognizes Etsy Shipping Label revenue when an Etsy seller purchases a shipping label. The Company recognizes Etsy Shipping Label revenue on a net basis as the Company is an agent in this arrangement and does not take ownership of shipping labels prior to transferring the labels to the Etsy Seller. Etsy Shipping Label revenue is recorded net of refunds.

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
Contract balances
Deferred revenues
The Company records deferred revenues when cash payments are received or due in advance of the completion of the listing period, which represents the value of the Company's unsatisfied performance obligations. Deferred listing revenue is recognized ratably over the remainder of the four-month listing period, unless the item is sold or the seller relists it, at which time any remaining listing fee is recognized. The following table summarizes the deferred revenue activity during the period indicated (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Balance as of the beginning of the period	$6,464	$6,262
Cash payments received or due	18,452	36,603
Revenue recognized in the period	(18,476)	(36,425)
Balance as of the end of the period	$6,440	$6,440

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Subsequent Event
After June 30, 2018, the Company increased the seller transaction fee effective as of July 16, 2018 from 3.5% to 5%, and it will also apply to the cost of shipping in addition to the cost of the item.
After June 30, 2018, the Company also launched Etsy Plus, a new subscription package, which sellers can opt into for an introductory rate of $10 per month, and $20 per month starting January 1, 2019. Etsy Plus is intended to support sellers who are seeking to grow their businesses using a suite of enhanced tools, such as marketing, advertising, and branding. Sellers who do not opt into Etsy Plus continue to have access to the same tools and services that are already available on Etsy without an additional monthly fee as part of the Etsy Standard offering.
Note 3—Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were $335.0 million after deducting the initial purchasers' discount and offering expenses.
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
The Notes will mature on March 1, 2023, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or a portion of their Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any or all of the Notes called for redemption by the Company prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day prior to the redemption date, even if the notes are not otherwise convertible at such time; (4) upon the occurrence of specified corporate events. On and after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased. Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the Notes. As of June 30, 2018, none of the conditions permitting the holders of the Notes to early convert had been met. Therefore the Notes are classified as long-term debt.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Notes are general unsecured obligations of the Company. The Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment with all of our liabilities that are not so subordinated; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
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
Non-cash interest expense related to the Notes for the three and six months ended June 30, 2018 was $3.6 million and $4.8 million, respectively. Total unamortized debt issuance costs were $7.4 million as of June 30, 2018.
The estimated fair value of the Notes was $275.4 million as of June 30, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 7—Fair Value Measurements.”
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
Note 4—Stock-based Compensation

During the three and six months ended June 30, 2018, the Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 6,088,461 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2018. At June 30, 2018, 29,436,374 shares were authorized under the 2015 Plan and 18,215,562 shares were available for future grant.

Etsy, Inc.
Notes to Consolidated Financial Statements

The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Volatility	38.6% - 42.1%	41.7% - 44.2%	38.6% - 42.1%	41.7% - 44.2%
Risk-free interest rate	2.8% - 2.9%	1.9% - 2.0%	2.6% - 2.9%	1.9% - 2.0%
Expected term (in years)	5.5 - 6.08	5.5 - 6.3	5.5 - 6.25	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company's options during the six months ended June 30, 2018 (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,947,939	$11.02
Granted	742,709	28.11
Exercised	(947,642)	11.32
Forfeited/Canceled	(148,365)	13.07
Outstanding at June 30, 2018	7,594,641	12.61	8.31	$224,619
Total exercisable at June 30, 2018	2,814,740	10.57	7.31	89,010
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three and six months ended June 30, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average grant date fair value of options granted	$13.51	$4.73	$12.50	$4.71
Intrinsic value of options exercised	1,397	11,135	11,196	12,866
Fair value of awards vested	11,469	6,695	14,399	10,485
The total unrecognized compensation expense at June 30, 2018 related to the Company's options was $27.5 million, which will be recognized over an estimated weighted-average amortization period of 3.07 years.
The following table summarizes the activity for the Company's unvested RSUs during the six months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	3,074,247	$11.98
Granted	2,141,543	25.70
Vested	(650,978)	11.00
Forfeited/Canceled	(215,469)	13.76
Unvested at June 30, 2018	4,349,343	19.66
The total unrecognized compensation expense at June 30, 2018 related to the Company's unvested RSUs was $75.2 million, which will be recognized over an estimated weighted-average amortization period of 3.39 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$927	$398	$1,473	$762
Marketing	699	528	1,177	972
Product development	4,025	2,053	6,664	4,073
General and administrative	2,966	5,183	5,757	7,240
Total stock-based compensation expense	$8,617	$8,162	$15,071	$13,047
Total stock-based compensation expense in the three months ended June 30, 2018 and 2017 includes $0.7 million and $1.6 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the six months ended June 30, 2018 and 2017 includes $1.4 million and $2.5 million in acquisition-related stock-based compensation expense, respectively.
Total stock-based compensation expense in the three and six months ended June 30, 2017 includes $1.7 million of costs associated with the Actions (as defined below) approved by the Board of Directors during the second quarter of 2017 discussed in “Note 13—Restructuring and Other Exit Costs (Income).”
Note 5—Stockholders’ Equity
In November 2017, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $100 million of its common stock. The program was completed in the second quarter of 2018.
Under the stock repurchase program, the Company was able to purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the Company's share repurchase activity, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2017	586,231	$17.57	$10,301	$89,699
Repurchases of common stock for the three months ended:
March 31, 2018	2,807,393	24.43	68,586	(68,586)
June 30, 2018	722,941	29.15	21,113	(21,113)
Balance as of June 30, 2018	4,116,565	$24.28	$100,000	$—
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
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

Effective January 1, 2018, the Company is subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and the 163(j) Interest Limitation. For the GILTI and FDII computations, the Company included a reasonable estimate in its annual effective tax rate as of June 30, 2018. For the BEAT and 163(j) Interest Limitation computations, the Company did not record an estimate in its effective tax rate for the three and six months ended June 30, 2018 because the Company currently estimates that these provisions of The Act will not apply in 2018. The Company will continue to refine the estimates for the computations of the GILTI, FDII, BEAT and the 163(j) Interest Limitation rules as it gathers additional information during the year.

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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets remained flat at $17.0 million as of June 30, 2018 and December 31, 2017. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $17.0 million at June 30, 2018.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$25,984	$—	$25,984
Money market funds	233,234	—	—	233,234
	233,234	25,984	—	259,218
Short-term investments:
Commercial paper	—	110,996	—	110,996
Corporate bonds	—	46,793	—	46,793
U.S. Government and agency securities	51,900	—	—	51,900
	51,900	157,789	—	209,689
Funds receivable and seller accounts:
Money market funds	20,182	—	—	20,182
	20,182	—	—	20,182
	$305,316	$183,773	$—	$489,089

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$11,290	$—	$11,290
Money market funds	204,867	—	—	204,867
U.S. Government and agency securities	24,989	—	—	24,989
	229,856	11,290	—	241,146
Short-term investments:
Commercial paper	—	2,998	—	2,998
Corporate bonds	—	12,748	—	12,748
U.S. Government and agency securities	9,362	—	—	9,362
	9,362	15,746	—	25,108
Funds receivable and seller accounts:
Money market funds	14,144	—	—	14,144
	14,144	—	—	14,144
	$253,362	$27,036	$—	$280,398
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
The Company did not have any Level 3 instruments as of June 30, 2018 and December 31, 2017.
See “Note 8—Marketable Securities” for additional information on the Company's marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Disclosure of Fair Values

Our financial instruments that are not remeasured at fair value include the Notes (see “Note 3—Convertible Debt”). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $275.4 million as of June 30, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments.
Note 8—Marketable Securities
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
June 30, 2018
Cash equivalents:
Commercial paper	$25,984	$—	$—	$25,984
	25,984	—	—	25,984
Short-term investments:
Commercial paper	110,996	—	—	110,996
Corporate bonds	46,814	(21)	—	46,793
U.S. Government and agency securities	51,893	(5)	12	51,900
	209,703	(26)	12	209,689
	$235,687	$(26)	$12	$235,673
December 31, 2017
Cash equivalents:
Commercial paper	$11,290	$—	$—	$11,290
U.S. Government and agency securities	24,990	(1)	—	24,989
	36,280	(1)	—	36,279
Short-term investments:
Commercial paper	2,998	—	—	2,998
Corporate bonds	12,754	(6)	—	12,748
U.S. Government and agency securities	9,352	(1)	11	9,362
	25,104	(7)	11	25,108
	$61,384	$(8)	$11	$61,387
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Intangible Assets

On June 15, 2018, the Company entered into a referral agreement with DaWanda GmbH (“DaWanda”), a privately held Germany-based marketplace for gifts and handmade items. As part of this agreement, DaWanda agreed to encourage its community of buyers and sellers to migrate to the Etsy platform. DaWanda plans to wind down its operations and shut down its site on August 30, 2018. Etsy will not acquire any of DaWanda's assets, liabilities, or employees as part of this agreement. The Company accounted for the agreement as an asset acquisition and the referral agreement intangible asset will be amortized on a straight-line basis over a period of 10 years.
At June 30, 2018 and December 31, 2017, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Patents and developed technology	$7,200	$(4,300)	$2,900	$7,200	$(3,100)	$4,100
Referral agreement	35,323	(146)	35,177	—	—	—
Total intangible assets	$42,523	$(4,446)	$38,077	$7,200	$(3,100)	$4,100
Amortization expense for the three months ended June 30, 2018 and June 30, 2017 was $0.7 million and $0.8 million, respectively, and $1.3 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. Based on amounts recorded at June 30, 2018, the Company will recognize intangible asset amortization expense for the six months ending December 31, 2018 and years ending December 31, 2019, 2020, 2021, 2022 and thereafter as follows (in thousands):

2018	$2,969
2019	5,232
2020	3,532
2021	3,532
2022	3,532
Thereafter	19,280
Total amortization expense	$38,077

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$3,379	$11,669	$16,346	$11,248
Net income allocated to participating securities under the two-class method	(3)	(17)	(16)	(16)
Net income applicable to common stockholders—basic	3,376	11,652	16,330	11,232
Dilutive effect of net income allocated to participating securities under the two-class method	3	17	16	16
Change in fair value of liability classified restricted stock	—	832	—	771
Net income attributable to common stockholders—diluted	$3,379	$12,501	$16,346	$12,019

Denominator:
Weighted-average common shares outstanding—basic (1)	119,450,194	116,933,216	120,819,201	116,453,790
Common equivalent shares from options to purchase common stock and restricted stock units	3,964,746	2,921,081	3,559,951	3,118,640
Dilutive effect of assumed conversion of restricted stock units	2,053,861	844,331	1,733,777	838,890
Dilutive effect of assumed conversion of restricted stock from acquisition	82,958	25,310	73,735	13,311
Weighted-average common shares outstanding—diluted	125,551,759	120,723,938	126,186,664	120,424,631

Net income per share attributable to common stockholders—basic	$0.03	$0.10	$0.14	$0.10
Net income per share attributable to common stockholders—diluted	$0.03	$0.10	$0.13	$0.10

(1)	114,963 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three and six months ended June 30, 2018.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	642,418	6,201,891	421,412	4,451,613
Restricted stock units	118,209	648,762	1,054,803	1,065,495
Total anti-dilutive securities	760,627	6,850,653	1,476,215	5,517,108

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 11—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, income (loss) before income taxes and net income (loss) by geographic area for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$96,805	$73,546	$181,728	$145,068
International	35,582	28,146	71,571	53,515
Revenue	$132,387	$101,692	$253,299	$198,583

United States	$8,017	$(22,702)	$5,752	$(32,305)
International (1)	(3,392)	24,934	11,854	33,064
Income (loss) before income taxes	$4,625	$2,232	$17,606	$759

United States	$7,525	$(12,609)	$5,507	$(20,935)
International (1)	(4,146)	24,278	10,839	32,183
Net income (loss)	$3,379	$11,669	$16,346	$11,248

(1)
The loss before income taxes and net loss in the three months ended June 30, 2018 was primarily driven by a foreign exchange loss related to the U.S. Dollar to Euro exchange rate fluctuations on the Company's intercompany and other non-functional currency balances.

No individual country’s revenue other than the United States exceeded 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
Note 12—Commitments and Contingencies
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
Non-Income Tax Contingencies
The Company had reserves of $1.7 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its probable liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
Legal Proceedings
Cervantes and Weiss Cases
On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo against the Company, certain officers, directors, and underwriters. The complaint asserts violations of Sections 11 and 15 of the Securities Act. The complaint alleges misrepresentations in the Company’s Registration Statement on Form S-1 and Prospectus with respect to, among other things,

Etsy, Inc.
Notes to Consolidated Financial Statements

merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On December 7, 2015, the Company and the underwriter defendants moved to stay the Cervantes action on the grounds of forum non conveniens.
On November 5, 2015, another purported securities class action complaint (Weiss v. Etsy et al., No. CIV 536123) was filed in the Superior Court of State of California, County of San Mateo. The Weiss complaint names as defendants the Company and the same officers, directors, and underwriters named in the Cervantes complaint, and also asserts violations of Sections 11 and 15 of the Securities Act based on allegedly false or misleading statements or omissions with respect to, among other things, merchandise for sale on the Company's website that may be counterfeit or constitute trademark or copyright infringement. On December 24, 2015, the court consolidated the Cervantes and Weiss actions. On February 3, 2016, the court granted the Company’s motion to stay the consolidated actions. The Company and the named officers and directors intend to defend themselves vigorously against these consolidated actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.
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
Note 13—Restructuring and Other Exit Costs (Income)
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
In connection with the Actions, the Company incurred $13.9 million of restructuring and other exit costs in the year ended December 31, 2017, comprised of employee severance, stock compensation modifications, and other exit costs, largely made up of cash expenditures. The Company generated $0.2 million of income in the six months ended June 30, 2018 due to changes in estimated severance costs. All remaining cash payments are expected to be recognized in 2018.
The following table displays restructuring and other exit costs (income) recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of June 30, 2018 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2017	$1,308	$—	$34	$1,342
Total restructuring and other exit costs (income)	(156)	—	5	(151)
Costs charged against equity/assets	—	—	—	—
Cash payments	(793)	—	—	(793)
Balance, March 31, 2018	359	—	39	398
Total restructuring and other exit costs (income)	(43)	—	2	(41)
Costs charged against equity/assets	—	—	—	—
Cash payments	(271)	—	(16)	(287)
Balance, June 30, 2018	$45	$—	$25	$70

Etsy, Inc.
Notes to Consolidated Financial Statements

Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$(6)	$694	$(13)	$694
Marketing	(13)	2,349	(72)	2,349
Product development	(16)	3,101	(95)	3,101
General and administrative	(6)	5,116	(12)	5,116
Total restructuring and other exit costs (income)	$(41)	$11,260	$(192)	$11,260

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
Marketplace revenue is composed of the fees an Etsy seller pays us for marketplace activities. Marketplace activities include listing an item for sale, completing transactions between a buyer and a seller, and using Etsy Payments to process payments, including foreign currency payments. Revenue from Etsy Payments, our payments processing product, formerly included in Services revenue, is now included in Marketplace revenue because Etsy Payments is required to be used by Etsy sellers in the countries where it is available.
Services revenue, formerly called Seller Services revenue, is composed of the fees an Etsy seller pays us for our optional other services (“Services”). Services include Promoted Listings, our on-site advertising service that allows sellers to pay for prominent placement of their listings in search results; Etsy Shipping Labels, which allows sellers in the United States and Canada to purchase discounted shipping labels; and Pattern by Etsy, a service that allows sellers to build custom websites.
We generate additional revenue through our commercial partnerships, which is classified as Other revenue.
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

We aim to empower our passionate community of 2.0 million Etsy sellers to compete and win against mass retailers for special shopping occasions. We believe that we can achieve these goals by executing on four key initiatives:

•	Enhancing search and discovery. Helping buyers better navigate the over 50 million items on Etsy.com is a key area of focus.

•	Improving trust and reliability. We want to ensure that the Etsy brand delivers trust and reliability throughout the buying experience and improve conversion.

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
Quarter Highlights
Total revenue was $132.4 million and $253.3 million in the three and six months ended June 30, 2018, respectively, driven by growth in both Marketplace and Services revenue. In the three and six months ended June 30, 2018, we recorded net income of $3.4 million and $16.3 million, respectively, and non-GAAP Adjusted EBITDA of $27.7 million and $54.1 million, respectively. See “–Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of June 30, 2018, our marketplace connected 2.0 million active Etsy sellers and 35.8 million active Etsy buyers, in nearly every country in the world. In the three and six months ended June 30, 2018, Etsy sellers generated GMS of $901.7 million and $1.8 billion, respectively, of which approximately 55% in each period came from purchases made on mobile devices. We are a global company and approximately 34% of our GMS in the three and six months ended June 30, 2018 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.
New Pricing Model
In June 2018, we announced that we were increasing our seller transaction fee starting July 16, 2018 from 3.5% to 5%, and applying it to the cost of shipping in addition to the cost of the item. The revised fee structure is intended to support increased investments in the growth and health of the marketplace. We believe our new pricing model will have a positive effect on revenue.
We also announced new subscription packages and enhanced tools that are intended to support global sellers at different stages of their business life cycles. In mid-July, we launched Etsy Plus, which sellers can opt into for an introductory rate of $10 per month, which will increase to $20 per month starting January 1, 2019. In 2019, we plan to roll out Etsy Premium, which will be geared towards larger, more established creative businesses. Sellers who do not opt into Etsy Plus or Etsy Premium continue to have access to the same tools and services that are already available on Etsy without an additional monthly fee as part of Etsy Standard.

Etsy Standard	Etsy Plus	Etsy Premium
Currently available	Available as of July 15, 2018	Available 2019
• Access to the nearly 36 million active buyers in Etsy’s marketplace • All the seller tools and services Etsy currently offers that help creative entrepreneurs start, manage, and grow a business
•
Access to everything in Etsy Standard
•
Advanced shop customization options
•
 Targeted restock notifications
•
Discounts on branded packaging and promotional materials
•
 Free or discounted custom web addresses
•
 $5 monthly Promoted Listing credit and 15 free monthly listing credits

•
Access to everything in Etsy Standard and Etsy Plus
•
 Advanced management tools specifically designed for business owners with employees
•
 Premium customer support
•
 More details to be announced in the coming months

Referral Agreement

In June 2018, we entered into a referral agreement with DaWanda GmbH (“DaWanda”), a privately held Germany-based marketplace for gifts and handmade items (“Referral Agreement”). As part of this agreement, DaWanda has agreed to encourage its community of buyers and sellers to migrate to the Etsy platform. We believe the agreement with DaWanda will have a positive effect on GMS and revenue.

For more information on the Referral Agreement, see “Note 9—Intangible Assets” in the Notes to the Consolidated Financial Statements.

Other Operational Highlights

During the second quarter, we continued to focus on our four key initiatives through our work on the following new features and tools:

•
Enhancing search and discovery: We continued to launch new product enhancements and build upon prior launches to help buyers find the right product at the right time, or discover inspiration among the items in our marketplace. We began to localize search results by using context specific ranking to improve the experience for buyers around the world who visit Etsy.com. We also ran several experiments surfacing user-generated curated collections, which were featured on the homepage and within search, as well as in our email and social channels.

•
Improving trust and reliability: We launched several product enhancements aimed at bolstering trust on the platform and improving conversion rates. We continued to make customer support improvements, and in July, we launched Klarna, a pay later option for buyers in Germany, to help remove friction from the checkout process and support alternative payment options common to the region.

•
Building world-class marketing capabilities: We made structural improvements to Search Engine Optimization, one of our largest channels, to drive incremental traffic to Etsy. Other notable developments included launches focused on driving new and existing buyers to Etsy.

•
Providing best-in-class seller tools and services: We announced subscription packages designed to give sellers more ways to grow their businesses and their brands. Also, we launched a migration tool to transition DaWanda sellers to the Etsy marketplace, made additional improvements to our Sell on Etsy app, launched a tool to better utilize our sellers' Promoted Listings budgets, and focused on improving shipping.

In addition to our four key initiatives, we have focused on foundational work, such as our migration to Google Cloud and compliance with the E.U.'s General Data Protection Regulations.
Reclassification of Revenue Categories
In connection with the adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018, we renamed our revenue categories Marketplace and Services revenue. In addition, we reclassified Etsy Payments from Services to Marketplace revenue as described above.
The following table provides our Marketplace and Services revenue under our previous and current presentation:

	Quarter-to-Date Period Ended				Year-to-Date Period Ended
	Previous Presentation		Updated Presentation		Previous Presentation		Updated Presentation
	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue

	(in thousands)
June 30, 2018	$49,625	$81,188	$91,306	$39,507	$97,458	$153,927	$179,273	$72,112
March 31, 2018	47,834	72,738	87,967	32,605	47,834	72,738	87,967	32,605
December 31, 2017	54,251	82,319	102,261	34,309	179,492	258,453	326,076	111,869
September 30, 2017	42,413	63,371	77,808	27,976	125,241	176,134	223,815	77,560
June 30, 2017	42,069	58,816	75,445	25,440	82,828	112,763	146,007	49,584

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited key operating and financial metrics we use are:

	Three Months Ended June 30,		% Growth Y/Y		Six Months Ended June 30,		% Growth Y/Y
	2018	2017			2018	2017

	(in thousands, except percentages)
GMS	$901,685	$748,762	20.4%		$1,762,760	$1,467,803	20.1%
Revenue	$132,387	$101,692	30.2%		$253,299	$198,583	27.6%
Marketplace revenue	$91,306	$75,445	21.0%		$179,273	$146,007	22.8%
Services revenue	$39,507	$25,440	55.3%		$72,112	$49,584	45.4%
Net income	$3,379	$11,669	(71.0)%		$16,346	$11,248	45.3%
Adjusted EBITDA	$27,695	$12,696	118.1%		$54,116	$22,418	141.4%

Active sellers	1,983	1,834	8.1%		1,983	1,834	8.1%
Active buyers	35,830	30,584	17.2%		35,830	30,584	17.2%
Percent mobile GMS	55%	51%	400	bps	55%	51%	400	bps
Percent international GMS	34%	32%	200	bps	34%	32%	200	bps
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
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain) and restructuring and other exit costs (income). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency Neutral	FX Impact	As Reported	Currency Neutral	FX Impact
June 30, 2018	20.4%	19.3%	1.1%	20.1%	18.5%	1.6%
March 31, 2018	19.8%	17.6%	2.2%	19.8%	17.6%	2.2%
December 31, 2017	17.8%	16.5%	1.3%	14.5%	14.3%	0.2%
September 30, 2017	13.2%	12.6%	0.6%	13.0%	13.4%	(0.4)%
June 30, 2017	11.8%	12.6%	(0.8)%	12.9%	13.9%	(1.0)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Revenue:
Marketplace	$91,306	$75,445	$179,273	$146,007
Services	39,507	25,440	72,112	49,584
Other	1,574	807	1,914	2,992
Total revenue	132,387	101,692	253,299	198,583
Cost of revenue	45,409	35,724	86,704	70,383
Gross profit	86,978	65,968	166,595	128,200
Operating expenses:
Marketing	28,941	27,521	55,135	50,975
Product development	23,568	21,754	44,289	39,870
General and administrative	21,707	28,411	40,611	51,174
Total operating expenses	74,216	77,686	140,035	142,019
Income (loss) from operations	12,762	(11,718)	26,560	(13,819)
Other (expense) income, net	(8,137)	13,950	(8,954)	14,578
Income before income taxes	4,625	2,232	17,606	759
(Provision) benefit for income taxes	(1,246)	9,437	(1,260)	10,489
Net income	$3,379	$11,669	$16,346	$11,248

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Marketplace	69.0%	74.2%	70.8%	73.5%
Services	29.8	25.0	28.5	25.0
Other	1.2	0.8	0.8	1.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	34.3	35.1	34.2	35.4
Gross profit	65.7	64.9	65.8	64.6
Operating expenses:
Marketing	21.9	27.1	21.8	25.7
Product development	17.8	21.4	17.5	20.1
General and administrative	16.4	27.9	16.0	25.8
Total operating expenses	56.1	76.4	55.3	71.5
Income (loss) from operations	9.6	(11.5)	10.5	(7.0)
Other (expense) income, net	(6.1)	13.7	(3.5)	7.3
Income before income taxes	3.5	2.2	7.0	0.4
(Provision) benefit for income taxes	(0.9)	9.3	(0.5)	5.3
Net income	2.6%	11.5%	6.5%	5.7%

Comparison of Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$91,306	$75,445	$15,861	21.0%
Percentage of total revenue	69.0%	74.2%
Services	$39,507	$25,440	$14,067	55.3%
Percentage of total revenue	29.8%	25.0%
Other	$1,574	$807	$767	95.0%
Percentage of total revenue	1.2%	0.8%
Total revenue	$132,387	$101,692	$30,695	30.2%
GMS increased $152.9 million, or 20.4%, to $901.7 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. On a currency-neutral basis GMS growth for the three months ended June 30, 2018 would have been 19.3%, or approximately 110 basis points lower than the reported 20.4% growth. Supporting this growth in GMS, active sellers increased 8.1% to 2.0 million and active buyers increased 17.2% to 35.8 million at June 30, 2018 compared to June 30, 2017. In the three months ended June 30, 2018, GMS from new buyers grew 17% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the three months ended June 30, 2018, GMS from repeat buyers grew 23% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year.
During the three months ended June 30, 2018 mobile GMS increased as a percentage of total GMS to approximately 55%, up from approximately 51% for the three months ended June 30, 2017. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended June 30, 2018, international GMS increased as a percentage of total GMS to approximately 34%, up from approximately 32% for the three months ended June 30, 2017. International GMS was up approximately 28% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, largely as a result of a benefit from currency exchange rates. On a currency-neutral basis international GMS growth for the three months ended June 30, 2018 would have been 24%. We expect international GMS to continue to grow faster than overall GMS, driven by global product enhancements and assuming stable currency rates.
Revenue increased $30.7 million, or 30.2%, to $132.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, of which 69.0% of the total consisted of Marketplace revenue and 29.8% consisted of Services revenue.
Marketplace revenue increased $15.9 million, or 21.0%, to $91.3 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This growth corresponded with a 20.4% increase in GMS to a total of $901.7 million for the three months ended June 30, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in revenue from Etsy Payments, up 24.9%, largely driven by overall GMS growth trends. The share of GMS processed through our Etsy Payments platform was 86% in the three months ended June 30, 2018, up from 85% in the three months ended June 30, 2017. During the second quarter of 2018, we reached the anniversary of the Etsy Payments adoption requirement, which has been a substantial driver of year-over-year revenue growth, and therefore, we expect Etsy Payments and overall Marketplace revenue to grow more closely in-line with year-over-year GMS growth in future quarters. Transaction fee revenue grew 19.1% and listing fee revenue grew 16.1% driven by overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets.
Services revenue increased $14.1 million, or 55.3%, to $39.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 46.4%, and, to a lesser extent, Etsy Shipping Labels, up 100.1%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements, including enhancements we made to budget utilization and context specific ranking on Promoted Listings which increased the relevance of promoted ads in our search results. The increase in Etsy

Shipping Label revenue reflects a one-time adjustment to recognize prior period revenue of $2.8 million which drove 61.7% of the increase. The remaining increase was driven by a combination of an increase in label volume and an increase in average margin per label. We expect Services revenue to grow at a faster pace than Marketplace revenue growth, as we continue to add enhancements and features to our portfolio of services and increase our efforts to grow seller adoption, primarily driven by growth in Promoted Listings.
Other revenue increased 95.0% to $1.6 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly attributable to an increase in revenue related to our Google Shopping offering for Etsy sellers.
Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Cost of revenue	$45,409	$35,724	$9,685	27.1%
Percentage of total revenue	34.3%	35.1%
Cost of revenue increased $9.7 million, or 27.1%, to $45.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of additional costs to support the increase in Etsy Payments revenue including a one-time adjustment to recognize prior period costs of $1.4 million and, to a lesser extent, increases in hosting and bandwidth costs related to our migration to the cloud and professional services expenses. Restructuring and other exit costs of $0.7 million associated with the 2017 Board approved plans to increase efficiency, streamline our cost structure and improve focus on key strategic growth opportunities (the “Actions”) were included in cost of revenue for the three months ended June 30, 2017, but did not have a significant impact on the period-over-period comparison. Cost of revenue decreased as a percentage of revenue largely due to favorable pricing from third-party payment processors.
Operating Expenses

We had 814 total employees on June 30, 2018, compared with 1,001 total employees on June 30, 2017 and 744 on December 31, 2017.
Marketing

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Marketing	$28,941	$27,521	$1,420	5.2%
Percentage of total revenue	21.9%	27.1%
Marketing expenses increased $1.4 million, or 5.2%, to $28.9 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of increased spend on digital marketing related to buyer acquisition, offset by decreases in employee-related expenses, due to a reduction in average headcount and $2.3 million of restructuring and other exit costs associated with the Actions included in marketing expense for the three months ended June 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP marketing expenses increased $3.8 million, or 15.0%. We expect to increase our investment in direct marketing in the second half of 2018.

Product development

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Product development	$23,568	$21,754	$1,814	8.3%
Percentage of total revenue	17.8%	21.4%
Product development expenses increased $1.8 million, or 8.3%, to $23.6 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of an increase in professional services expenses for consultants working on our product and engineering teams. The increase in professional services was offset by decreased employee-related expenses, mainly due to a reduction in average headcount and $3.1 million of restructuring and other exit costs associated with the Actions included in product development expenses for the three months ended June 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP product development expenses increased $4.9 million, or 26.3%.
General and administrative

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
General and administrative	$21,707	$28,411	$(6,704)	(23.6)%
Percentage of total revenue	16.4%	27.9%
General and administrative expenses decreased $6.7 million, or 23.6%, to $21.7 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by decreases in employee-related expenses, mainly due to $5.1 million of restructuring and other exit costs associated with the Actions included in general and administrative expenses for the three months ended June 30, 2017 and, to a lesser extent, a reduction in average headcount. Excluding the impact of restructuring and other exit costs, non-GAAP general and administrative expenses decreased $1.6 million, or 6.8%.
Other (Expense) Income, net

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Other (expense) income, net:
Interest expense	$(6,125)	$(2,696)	$(3,429)	127.2%
Percentage of total revenue	(4.6)%	(2.7)%
Interest and other income	$2,438	$543	$1,895	349.0%
Percentage of total revenue	1.8%	0.5%
Foreign exchange (loss) gain	$(4,450)	$16,103	$(20,553)	(127.6)%
Percentage of total revenue	(3.4)%	15.8%
Other (expense) income, net	$(8,137)	$13,950	$(22,087)	(158.3)%
Percentage of total revenue	(6.1)%	13.7%
Other expense, net increased $22.1 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by the change in U.S. Dollar to Euro exchange rate fluctuations on our intercompany and other non-functional currency balances. The U.S. Dollar to Euro exchange rate increased 5.5% during the second quarter of 2018, from 0.81 as of March 31, 2018 to 0.86 as of June 30, 2018, while it decreased 6.5% in the second quarter of 2017, from 0.94 as of March 31, 2017 to 0.88 as of June 30, 2017. The increase in other expense, net was also driven by higher interest expense, mainly non-cash interest related to our convertible debt issued in the first quarter of 2018, partially offset by increased interest and dividend income related to our investment accounts.

Other expense, net was $8.1 million in the three months ended June 30, 2018 mainly comprised of non-cash interest expense related to the amortization of debt discount and transaction costs in connection with the convertible debt issued in the first quarter of 2018, interest associated with the build-to-suit lease accounting related to our corporate headquarters and a foreign exchange loss. These expenses were partially offset by interest and dividend income from our investment accounts.
Other income, net was $14.0 million in the three months ended June 30, 2017 mainly comprised of a foreign currency gain, partially offset by interest expense associated with the build-to-suit lease accounting related to our corporate headquarters.
(Provision) Benefit for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(1,246)	$9,437	$(10,683)	(113.2)%
Percentage of total revenue	(0.9)%	9.3%
Our income tax provision and benefit for the three months ended June 30, 2018 and 2017 was $1.2 million and $9.4 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax provision for the three months ended June 30, 2018 were tax expense on pretax book income and nondeductible stock-based compensation of $3.2 million partially offset by a discrete tax benefit for stock based compensation of $1.9 million, and the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate of $0.5 million.
The primary drivers of our income tax benefit for the three months ended June 30, 2017 were a discrete tax benefit for stock-based compensation of $3.0 million, and a discrete tax benefit related to restructuring and exit costs of $3.0 million. Other drivers include forecasted pretax income, the amount of nondeductible stock-based compensation expense, and a benefit related to our research and development tax credit.
Comparison of Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$179,273	$146,007	$33,266	22.8%
Percentage of total revenue	70.8%	73.5%
Services	$72,112	$49,584	$22,528	45.4%
Percentage of total revenue	28.5%	25.0%
Other	$1,914	$2,992	$(1,078)	(36.0)%
Percentage of total revenue	0.8%	1.5%
Total revenue	$253,299	$198,583	$54,716	27.6%
GMS increased $295.0 million, or 20.1%, to $1,762.8 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. On a currency-neutral basis GMS growth for the six months ended June 30, 2018 would have been 18.5%, or approximately 160 basis points lower than the reported 20.1% growth. Supporting this growth in GMS, active sellers increased 8.1% to 2.0 million and active buyers increased 17.2% to 35.8 million at June 30, 2018 compared to June 30, 2017. In the six months ended June 30, 2018, GMS from new buyers grew 18% year-over-year and represented approximately 18% of overall GMS, a slight decrease compared to last year. In the six months ended June 30, 2018, GMS from repeat buyers grew 22% year-over-year and represented approximately 82% of overall GMS, a slight increase compared to last year.

During the six months ended June 30, 2018 mobile GMS increased as a percentage of total GMS to approximately 55%, up from approximately 51% for the six months ended June 30, 2017. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the six months ended June 30, 2018, international GMS increased as a percentage of total GMS to 34%, up from approximately 32% for the six months ended June 30, 2017. International GMS was up approximately 29% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, largely as a result of a benefit from currency exchange rates. On a currency-neutral basis international GMS growth for the six months ended June 30, 2018 would have been 24%. We expect international GMS to continue to grow faster than overall GMS, driven by global product enhancements and assuming stable currency rates.
Revenue increased $54.7 million, or 27.6%, to $253.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, of which 70.8% consisted of Marketplace revenue and 28.5% consisted of Services revenue.
Marketplace revenue increased $33.3 million, or 22.8%, to $179.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This growth corresponded with a 20.1% increase in GMS to a total of $1.8 billion for the six months ended June 30, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in revenue from Etsy Payments, up 29.5%, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 86% in the six months ended June 30, 2018, up from 83% in the six months ended June 30, 2017, primarily due to the transition of sellers in eligible countries to the platform. During the second quarter of 2018, we reached the anniversary of the Etsy Payments adoption requirement, which has been a substantial driver of year-over-year Etsy Payments revenue growth, and therefore, we expect Etsy Payments and overall Marketplace revenue to grow more closely in-line with year-over-year GMS growth in future quarters. Transaction fee revenue grew 18.7% and listing fee revenue grew 15.9%, driven by overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets.
Services revenue increased $22.5 million, or 45.4%, to $72.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 42.8%, and, to a lesser extent, Etsy Shipping Labels, up 62.7%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements, including enhancements we made to budget utilization and context specific ranking on Promoted Listings, which increased the relevance of promoted ads in our search results. The increase in Etsy Shipping Label revenue reflects a one-time adjustment to recognize prior period revenue of $2.8 million which drove 31.6% of the increase. The remaining increase was driven by a combination of an increase in label volume and an increase in average margin per label. We expect Services revenue to grow at a faster pace than Marketplace revenue growth, as we continue to add enhancements and features to our portfolio of services and increase our efforts to grow seller adoption, primarily driven by growth in Promoted Listings.
Other revenue decreased $1.1 million, or 36.0%, to $1.9 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly attributable to a decrease of $0.8 million in Google Shopping revenue primarily due to a one-time gain recorded during the six months ended June 30, 2017 and a promotional campaign that ran in the first quarter of 2018 to match Etsy Seller's spend on Google Shopping, which drove Google Shopping revenue negative for the quarter.

Cost of Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Cost of revenue	$86,704	$70,383	$16,321	23.2%
Percentage of total revenue	34.2%	35.4%
Cost of revenue increased $16.3 million, or 23.2%, to $86.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of additional costs to support the increase in Etsy Payments revenue including a one-time adjustment to recognize prior period costs of $1.4 million and, to a lesser extent, increases in hosting and bandwidth costs related to our migration to the cloud, professional services expenses and employee-related costs. Restructuring and other exit costs of $0.7 million associated with the Actions were included in cost of revenue for the six months ended June 30, 2017, but did not have a significant impact on the period-over-period comparison. Cost of revenue decreased as a percentage of revenue largely due to favorable pricing from third-party payment processors.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Marketing	$55,135	$50,975	$4,160	8.2%
Percentage of total revenue	21.8%	25.7%
Marketing expenses increased $4.2 million, or 8.2%, to $55.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of increased spend on digital marketing related to buyer acquisition, offset by decreases in employee-related expenses due to a reduction in average headcount and $2.3 million of restructuring and other exit costs associated with the Actions included in marketing expense for the six months ended June 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP marketing expenses increased $6.5 million, or 13.4%.
Product development

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Product development	$44,289	$39,870	$4,419	11.1%
Percentage of total revenue	17.5%	20.1%
Product development expenses increased $4.4 million, or 11.1%, to $44.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of an increase in professional services expenses for consultants working on our product and engineering teams, and a decrease in the amount of employee-related costs capitalized for website development and internal-use software projects as a result of several larger project launches in the first half of 2017. This increase is offset by decreased employee-related expenses, mainly due to a reduction in average headcount and $3.1 million of restructuring and other exit costs associated with the Actions included in product development expenses for the six months ended June 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP product development expenses increased $7.5 million, or 20.5%.
General and administrative

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
General and administrative	$40,611	$51,174	$(10,563)	(20.6)%
Percentage of total revenue	16.0%	25.8%
General and administrative expenses decreased $10.6 million, or 20.6%, to $40.6 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to decreased employee-related expenses, mainly the result of a reduction in average headcount and $5.1 million of restructuring and other exit costs associated with the Actions included in general and administrative expenses for the six months ended June 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP general and administrative expenses decreased $5.4 million, or 11.8%.

Other (Expense) Income, net

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Other (expense) income, net:
Interest expense	$(9,889)	$(5,287)	$(4,602)	87.0%
Percentage of total revenue	(3.9)%	(2.7)%
Interest and other income	$3,535	$982	$2,553	260.0%
Percentage of total revenue	1.4%	0.5%
Foreign exchange (loss) gain	$(2,600)	$18,883	$(21,483)	(113.8)%
Percentage of total revenue	(1.0)%	9.5%
Other (expense) income, net	$(8,954)	$14,578	$(23,532)	(161.4)%
Percentage of total revenue	(3.5)%	7.3%
Other expense, net increased $23.5 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by the U.S. Dollar to Euro exchange rate fluctuations on our intercompany and other non-functional currency balances. The U.S. Dollar to Euro exchange rate increased 2.5% during the first half of 2018, from 0.83 as of December 31, 2017 to 0.86 as of June 30, 2018, while it decreased 7.9% in the first half of 2017, from 0.95 as of December 31, 2016 to 0.88 as of June 30, 2017. The increase in other expense, net was also driven by higher interest expense, mainly non-cash interest related to our convertible debt issued in the first quarter of 2018, partially offset by increased interest and dividend income related to our investment accounts.
Other expense, net was $9.0 million in the six months ended June 30, 2018 mainly comprised of interest expense, primarily non-cash interest expense related to the amortization of debt discount and transaction costs in connection with the convertible debt issued in the first quarter of 2018 and interest associated with the build-to-suit lease accounting related to our corporate headquarters, and a foreign currency loss. These expenses were partially offset by $3.5 million of interest and dividend income from our investment accounts.
Other income, net was $14.6 million in the six months ended June 30, 2017 mainly comprised of a foreign currency gain, partially offset by interest expense associated with the build-to-suit lease accounting related to our corporate headquarters.
(Provision) Benefit for Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
(Provision) benefit for income taxes	$(1,260)	$10,489	$(11,749)	(112.0)%
Percentage of total revenue	(0.5)%	5.3%
Our income tax provision and benefit for the six months ended June 30, 2018 and 2017 was $1.3 million and $10.5 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax provision for the six months ended June 30, 2018 were tax expense on pretax book income and nondeductible stock-based compensation of $4.6 million partially offset by a discrete tax benefit for stock based compensation of $3.4 million, and the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate of $0.7 million.
The primary drivers of our income tax benefit for the six months ended June 30, 2017 were a discrete tax benefit for stock-based compensation of $3.2 million, and a discrete tax benefit related to restructuring and exit costs of $3.0 million. Other drivers include forecasted pretax income, the amount of nondeductible stock-based compensation expense, and a benefit related to our research and development tax credit.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain), and restructuring and other exit costs (income). Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Net income	$3,379	$11,669	$16,346	$11,248
Excluding:
Interest and other non-operating expense, net (1)	3,687	2,153	6,354	4,305
Provision (benefit) for income taxes	1,246	(9,437)	1,260	(10,489)
Depreciation and amortization (1)	6,357	6,660	12,677	13,598
Stock-based compensation expense (2)	7,898	4,881	13,638	8,924
Stock-based compensation expense—acquisitions	719	1,613	1,433	2,455
Foreign exchange loss (gain) (3)	4,450	(16,103)	2,600	(18,883)
Restructuring and other exit costs (income) (4)	(41)	11,260	(192)	11,260
Adjusted EBITDA	$27,695	$12,696	$54,116	$22,418

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016. In the three and six months ended June 30, 2018 and 2017 those amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Interest expense	$2,249	$2,223	$4,499	$4,368
Depreciation	819	819	1,638	1,638

(2)
$1.7 million of restructuring-related stock-based compensation expense has been excluded from the three and six months ended June 30, 2017 and is included in total restructuring and other exit costs below. See note (4). Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$927	$398	$1,473	$762
Marketing	699	528	1,177	972
Product development	4,025	2,053	6,664	4,073
General and administrative	2,966	5,183	5,757	7,240
Total stock-based compensation expense	$8,617	$8,162	$15,071	$13,047

(3)	See “—Results of Operations—Other (Expense) Income, net” for more information on the fluctuation in foreign exchange loss (gain) in the three and six months ended June 30, 2018 and 2017.

(4)	Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$(6)	$694	$(13)	$694
Marketing	(13)	2,349	(72)	2,349
Product development	(16)	3,101	(95)	3,101
General and administrative	(6)	5,116	(12)	5,116
Total restructuring and other exit costs (income)	$(41)	$11,260	$(192)	$11,260

Statement of Operations Line Items Excluding Restructuring and Other Exit Costs (Income)
In this Quarterly Report, we discuss certain financial statement line items excluding restructuring and other exit costs (income), each a non-GAAP financial measure that represents the income statement line item adjusted to exclude restructuring and other exit costs (income) incurred in the three and six months ended June 30, 2018 and 2017.
We have included these financial statement line items excluding restructuring and other exit costs (income) because the Actions were unusual and do not necessarily reflect the ongoing trends in these financial statement line items. We believe that these non-GAAP measures can provide a useful measure for period-to-period comparisons of our business as it removes the impact of the Actions.
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	many of these costs were or will be settled in cash;

•	there is no certainty that restructuring and other exit costs (income) will not recur;

•	other companies, including companies in our industry, may adjust for similar items in a different manner, or may not exclude such charges, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider these non-GAAP measures alongside other financial performance measures, including the GAAP financial statement line items.
The following table reflects the reconciliation of each affected GAAP line item of the Consolidated Statement of Operations to the non-GAAP line item excluding restructuring and other exit costs (income) for each of the periods indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs

	(in thousands)
Revenue	$132,387	$—	$132,387	$253,299	$—	$253,299
Cost of revenue	45,409	(6)	45,415	86,704	(13)	86,717
Gross profit	86,978	(6)	86,972	166,595	(13)	166,582
Operating expenses:
Marketing	28,941	(13)	28,954	55,135	(72)	55,207
Product development	23,568	(16)	23,584	44,289	(95)	44,384
General and administrative	21,707	(6)	21,713	40,611	(12)	40,623
Total operating expenses	74,216	(35)	74,251	140,035	(179)	140,214
Income from operations	$12,762	$(41)	$12,721	$26,560	$(192)	$26,368

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs

	(in thousands)
Revenue	$101,692	$—	$101,692	$198,583	$—	$198,583
Cost of revenue	35,724	694	35,030	70,383	694	69,689
Gross profit	65,968	694	66,662	128,200	694	128,894
Operating expenses:
Marketing	27,521	2,349	25,172	50,975	2,349	48,626
Product development	21,754	3,101	18,653	39,870	3,101	36,769
General and administrative	28,411	5,116	23,295	51,174	5,116	46,058
Total operating expenses	77,686	10,566	67,120	142,019	10,566	131,453
Loss from operations	$(11,718)	$11,260	$(458)	$(13,819)	$11,260	$(2,559)

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and net working capital as of the date indicated:

As of June 30, 2018
(in thousands)
Cash and cash equivalents	$357,820
Short-term investments	209,689
Accounts receivable, net	30,615
Net working capital	552,734
As of June 30, 2018, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
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
Sources of Liquidity
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of Etsy's common stock. The net proceeds from the sale of the Notes were $335.0 million after deducting initial purchasers' discount and offering expenses. For more information on the Notes, see “Note 3—Convertible Debt” in the Notes to Consolidated Financial Statements.
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
Historical Cash Flows

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$66,512	$15,448
Investing activities	(227,450)	29,631
Financing activities	205,491	(618)
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
Net cash provided by operating activities was $66.5 million in the six months ended June 30, 2018, primarily driven by cash net income of $52.2 million, largely as a result of revenue generated on our platform and leverage in our operating expenses, and changes in our operating assets and liabilities that provided $14.3 million in cash.

Net cash provided by operating activities was $15.4 million in the six months ended June 30, 2017, primarily driven by cash net income of $24.7 million largely as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $9.3 million in cash.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities, cash paid to purchase intangible assets, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $227.5 million in the six months ended June 30, 2018. This was primarily attributable to net purchases of marketable securities of $183.7 million and $35.3 million in cash paid for the intangible asset acquisition, $8.5 million in capital expenditures, including $8.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.
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
Net cash provided by financing activities was $205.5 million in the six months ended June 30, 2018. This was primarily attributable to proceeds from issuance of the Notes of $345.0 million and proceeds from the exercise of stock options of $10.7 million, partially offset by stock repurchases under the share repurchase program of $89.7 million, payments of $34.2 million for the Capped Call transactions, and $9.6 million of debt issuance cost payments.
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
Off Balance Sheet Arrangements
As of June 30, 2018, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As of June 30, 2018, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.
Unrecognized tax benefits totaled $17.0 million at both June 30, 2018 and December 31, 2017. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2018, compared to those discussed in the Annual Report, except as described below.
Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. For the three and six months ended June 30, 2018, approximately 83% and 84%, respectively of our GMS was denominated in U.S. dollars, and therefore, the resulting revenue is not subject to foreign currency risk. In the three and six months ended June 30, 2018, approximately 17% and 16%, respectively of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and six months ended June 30, 2018 would have been 19.3% and 18.5%, respectively, compared with the reported 20.4% and 20.1% growth, respectively. On a currency-neutral basis, GMS growth for the three and six months ended June 30, 2017 would have been 12.6% and 13.9%, respectively, compared with the reported 11.8% and 12.9% growth, respectively.
Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Euro and Pound Sterling. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $36.4 million.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 12—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
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
We generated net income of $16.3 million and $81.8 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, and incurred net losses of $29.9 million and $54.1 million for the years ended December 31, 2016 and 2015, respectively. A significant portion of our net income in the year ended December 31, 2017 was due to an income tax benefit from the impact of the U.S. Tax Cuts and Jobs Act of 2017 and a foreign currency gain on our intercompany debt. We may not have the benefit of such gains and may not be profitable in future periods. In addition, our costs may increase as we continue to invest in the development of our platform, including our Services and technological enhancements, and potentially increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of Services;

•	our ability to convert visits to Etsy.com into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of product launches, including new services and features we may introduce, such as the launch of our new seller subscription packages in connection with our new pricing model;

•	the success of our marketing efforts;

•	economic and market conditions, such as currency fluctuations and global events;

•	disruptions or defects in our marketplace, such as privacy or data security breaches or other incidents that impact the reliability of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	our ability to recruit and retain employees;

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

In 2017, we introduced a new business strategy. Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute our strategy, our ability to maintain our pace of product experiments coupled with the success of such initiatives and introduce offerings that meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high-level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
Our new pricing model could harm our reputation and adversely affect our business, financial performance and growth.
In June 2018, we announced our updated pricing model, which includes new subscription packages and an increased seller transaction fee. This is the first time we have implemented pricing changes on our platform since our inception and we have limited experience with modeling and implementing such changes. As a result, our new pricing model may not have the intended impact on, and could adversely affect, our business, financial performance and growth. In addition, the success of our new subscription packages depend in part on the launch of our Etsy Premium service that is planned for 2019. If that launch is delayed, or if Etsy sellers do not subscribe in adequate numbers to this or our Etsy Plus service, our subscription packages may not be successful. Finally, these pricing changes have been and may continue to be controversial in our Etsy seller community and could lead to further dissatisfaction among Etsy sellers, which could harm our reputation, reduce the number of active sellers on our platform and negatively impact our GMS and revenue growth.
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
We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, including as a result of our recent pricing model update and seller subscription packages, they may stop listing items in our marketplace and using our Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional expense.
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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may impact our business. For example, currency exchange rates may dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS. For the six months ended June 30, 2018, approximately 84% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. For example, when Hurricane Sandy struck New York in October 2012, our headquarters in Brooklyn was closed for five days. In addition, certain events, such as hurricanes and other natural disasters, are likely to impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplace and ship their goods. These events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
Our ability to recruit and retain employees is important to our success.
Our ability to attract, retain and motivate employees, including our management team, is important to our success. We strive to attract, retain and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position.
Some of the challenges we face in attracting and retaining employees include:

•	negative perceptions based on our 2017 headcount reductions or changes in senior management;

•	perceived uncertainties as to our commitment to our mission, values and culture;

•	skepticism regarding our ability to continue to accelerate GMS growth in the future;

•	continuing to offer competitive compensation and benefits;

•	enhancing engagement levels among existing employees and their work-life balance;

•	attracting and retaining qualified employees who support our mission and share our values;

•	promoting existing employees into leadership positions to help sustain and grow our culture;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our values.
Filling engineering, product management and other technical positions, particularly in New York City and San Francisco, is challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, or unsuccessful succession planning, could adversely affect our business. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
In the second quarter of 2017, we experienced a number of changes to our senior management team and effected headcount reductions globally. These changes led to higher rates of voluntary attrition during the past 12 months compared to prior years. If we are unable to retain and attract qualified employees, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
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
In particular, we are focused on enhancing customer service for Etsy sellers and Etsy buyers and have migrated our legacy support platform to a new third-party customer service platform. We plan to introduce new customer service features and tools to support a positive user experience on our platform. If our efforts to enhance customer service are unsuccessful or if our new customer service platform fails to meet our needs, we may need to invest additional resources in customer service and our ability to maintain a trustworthy marketplace could be harmed.

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
Our industry is characterized by rapidly changing technology, new service and product introductions and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features and services including, for example, our recently announced seller subscription packages and tools that are included in our new pricing model. Etsy sellers and Etsy buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we experiment with new offerings or changes to our platform, Etsy sellers and Etsy buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity or our failure to market them effectively.
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
Maintaining and promoting awareness of our Marketplace and Services is important to our ability to attract and retain Etsy sellers and Etsy buyers. One of our key initiatives is to build world-class marketing capabilities to amplify the voice and relevance of our sellers, and to get buyers to purchase more often. In addition, one of the primary goals of our new pricing model is to enable us to make further investments in marketing designed to attract more buyers to Etsy. Generating a meaningful return on our investments in marketing initiatives, however, may be difficult, particularly as we anticipate that our marketing investments will be more speculative in the future. In addition, there can be no assurance that we will deploy any additional funds resulting from our new pricing model effectively.

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
Continued expansion outside of the United States may also require significant financial investment. For example, in June 2018, we announced a commercial referral agreement with DaWanda, a German e-commerce marketplace, which we believe will encourage the migration of DaWanda buyers and sellers to Etsy’s marketplace and expand Etsy’s presence in Central Europe. We also plan to invest in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
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

•	varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States;

•	geopolitical events such as natural disasters, terrorism and acts of war;

•	uncertainties and instability in European markets caused by the United Kingdom’s decision to exit the European Union; and

•	barriers to international trade, such as tariffs, customs or other taxes.
Etsy sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if Etsy sellers are not, our business could be adversely affected. In particular, Etsy buyers and sellers seeking to engage in cross-border sales may become subject to an increasing number of barriers to international trade such as tariffs, customs or other taxes.
If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.
Regulation in the areas of privacy and protection of user data could harm our business.
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we and our vendors collect, use and share personal information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities. In May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the E.U., effectively extending the scope of E.U. data protection law to all non-E.U. companies regularly processing data of E.U. persons. The GDPR seeks to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from existing E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in Etsy’s worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers or new sellers selling into the E.U. due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although Etsy sellers are independent businesses, it is possible that a privacy authority could deem Etsy jointly and severally liable for actions of Etsy sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business.
GDPR and the generally evolving data protection landscape globally could result in potentially significant operational costs for internal compliance and risk to our business. We have a cross-functional team that has been working to update our policies, systems, and processes in light of GDPR. Some of the GDPR requirements introduce friction into the buying and selling experience on Etsy and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. We do not currently assume a material financial impact as a result of GDPR compliance; however we will continue to monitor closely. Non-compliance with the GDPR could result in proceedings against us by data protection authorities, other public authorities, third-parties, or individuals, subjecting us to potential fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater.

In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, the evolving data protection landscape also creates uncertainty as to how to comply with E.U. privacy law, including potentially inconsistent guidance, rulings or requirements from multiple authorities in the E.U., as well as in the U.S. and worldwide. Further, we may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
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
We rely on third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and our business could be harmed. For example, third-party service providers may experience service outages from time to time that impact Etsy. In July 2016, a third-party payment processor experienced a technical issue that caused payment processing delays and complications for purchases through Etsy Payments, which required Etsy to develop a short-term manual solution. If a third-party payment processor has significant outages in the future and we are unable to provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop listing new items for sale or even close their accounts altogether.
The laws and regulations related to payments are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities or could force us to stop offering Etsy Payments. Additionally, changes in payment regulation may occur that could render our payments system less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact Etsy Payments.

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
Like all online services, our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members' personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption, and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we have experienced in the past, and may experience in the future, security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees fail to comply with our internal security policies and practices, member data may be improperly accessed, used or disclosed.
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
Adherence to our values and our focus on our mission and long-term sustainability may negatively influence our financial performance. Further, our reputation could be harmed if we fail to meet our impact strategy goals.
Our values are integral to everything we do. Accordingly, we intend to focus on the long-term sustainability of our business and work toward our mission to “Keep Commerce Human.” We may take actions in line with our mission and values that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial performance. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:

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

Negative publicity and sentiment generated as a result of these types of complaints could reduce our ability to attract and retain Etsy sellers and Etsy buyers or damage our reputation. A perception that our levels of responsiveness and support for Etsy sellers and Etsy buyers are inadequate could have similar results. In some situations, we may choose to reimburse Etsy buyers for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements. Although we are focused on enhancing customer service, our efforts may be unsuccessful and Etsy sellers and Etsy buyers may be disappointed in their Etsy experience and not return.
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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In 2015, rules approved by the Federal Communications Commission (“FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018. This repeal may make it more difficult or costly for many small businesses such as our community of sellers, as well as our buyers, to access our platform and may result in increased costs for us, which could significantly harm our business, and the millions of microbusinesses that utilize our platform. We, along with other companies and public interest groups, are challenging this repeal in the courts, but these efforts may not be successful and may be costly. Outside of the United States, government regulation of the internet, including data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality and rules related to security, privacy or national security may impede Etsy and our users. As a result, we could face regulatory challenges or discriminatory or anti-competitive practices that could impede both our and Etsy sellers’ growth prospects, increase our costs and harm our business.
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
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we are in the process of migrating our data centers to Google Cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there will be occasional planned or unplanned downtime for our websites and apps and potential site delays, all of which will impact our sellers' ability to conduct transactions and our buyers' ability to purchase items. We may also need to divert engineering resources away from other important business operations, which could significantly harm our business and growth. Additionally, if the costs to migrate to Google Cloud are greater than we expect or take significantly more time than we anticipate, our business could be harmed,
Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected.
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
One or more states, the federal government or other countries are seeking to, or have recently imposed additional reporting, record-keeping or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business could be harmed. For example, taxing authorities in certain U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. Additionally, the Supreme Court's recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, states or the federal government may adopt, or begin to enforce laws requiring Etsy sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on Etsy causes our marketplace to be less attractive to current and prospective Etsy buyers, which could materially impact our business, financial performance, and growth. Additionally, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplace less attractive.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 12—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit is currently pending naming Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters, in connection with the litigation described in this Quarterly Report and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2017, our common stock's daily closing price on Nasdaq has ranged from a low of $9.56 to a high of $44.71 through August 3, 2018. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

•
announcements of new services or enhancements, such as the launch of our new seller subscription packages in connection with our new pricing model, strategic alliances or significant agreements or other developments by us or our competitors;

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, financial performance or growth. Stock prices of many internet and technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in “Note 12—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, three purported securities class action lawsuits have been filed naming Etsy and certain of our officers and/or directors as defendants. We may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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

In November 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock, which we completed in the second quarter of 2018. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
April 1 - 30, 2018 (1)	709,529	$28.97	634,541	$2,663
May 1 - 31, 2018 (1)	218,476	30.56	88,400	—
June 1 - 30, 2018	—	—	—	—
Total	928,005	$29.34	722,941	$—
(1) The total number of shares purchased includes 205,064 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2)	Average price paid per share excludes broker commissions.

(3)
On November 17, 2017, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $100 million of our common stock. All shares reflected in this column were repurchased pursuant to this stock repurchase program and a 10b5-1 trading plan. The stock repurchase program was completed in the second quarter of 2018.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of March 13, 2018, between Etsy and U.S. Bank National Association	8-K	001-36911	4.1	3/14/2018
4.2	Form of Global Note, representing Etsy, Inc.’s 0% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36911	4.2	3/14/2018
10.1	Purchase Agreement, dated March 8, 2018, among Etsy and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	001-36911	99.1	3/14/2018
10.2	Form of Confirmation for Capped Call Transactions.	8-K	001-36911	99.2	3/14/2018
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document'					X
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

ETSY, INC.
Date: August 6, 2018	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)