Form 10-Q
period 2018-09-30
ETSY INC
filed 2018-11-07
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

(718) 880-3660
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of common stock outstanding as of November 2, 2018 was 120,460,043.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our anticipated international growth, the timing of product launches and our cloud migration, the impact of our four key initiatives, pricing model, marketing and product investments and cloud migration on future GMS and revenue growth, and our anticipated expenses and their impact on our future financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$362,727	$315,442
Short-term investments	221,409	25,108
Accounts receivable, net of allowance for doubtful accounts of $4,641 and $2,687 as of September 30, 2018 and December 31, 2017, respectively	36,385	33,677
Prepaid and other current assets	23,958	20,379
Funds receivable and seller accounts	63,470	44,658
Total current assets	707,949	439,264
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $80,248 and $66,226 as of September 30, 2018 and December 31, 2017, respectively	119,243	117,617
Goodwill	37,802	38,541
Intangible assets, net of accumulated amortization	36,360	4,100
Other assets	673	720
Total assets	$907,368	$605,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,130	$13,622
Accrued expenses	37,191	28,743
Capital lease obligations—current	4,284	5,798
Funds payable and amounts due to sellers	63,470	44,658
Deferred revenue	7,180	6,262
Other current liabilities	2,676	3,394
Total current liabilities	128,931	102,477
Capital lease obligations—net of current portion	2,791	4,115
Deferred tax liabilities	30,851	23,786
Facility financing obligation	60,008	60,049
Long-term debt, net	272,790	—
Other liabilities	17,378	18,262
Total liabilities	512,749	208,689
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 120,244,674 and 121,769,238 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	120	122
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	551,293	499,441
Accumulated deficit	(149,707)	(96,290)
Accumulated other comprehensive loss	(7,087)	(6,379)
Total stockholders’ equity	394,619	396,894
Total liabilities and stockholders’ equity	$907,368	$605,583
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$150,366	$106,380	$403,665	$304,963
Cost of revenue	46,947	36,383	133,651	106,766
Gross profit	103,419	69,997	270,014	198,197
Operating expenses:
Marketing	39,516	23,520	94,651	74,495
Product development	24,418	16,958	68,707	56,828
General and administrative	20,748	22,094	61,359	73,268
Total operating expenses	84,682	62,572	224,717	204,591
Income (loss) from operations	18,737	7,425	45,297	(6,394)
Other (expense) income:
Interest expense	(6,135)	(2,908)	(16,024)	(8,195)
Interest and other income	2,367	654	5,902	1,636
Foreign exchange (loss) gain	(373)	8,069	(2,973)	26,952
Total other (expense) income	(4,141)	5,815	(13,095)	20,393
Income before income taxes	14,596	13,240	32,202	13,999
Benefit for income taxes	5,298	12,562	4,038	23,051
Net income	$19,894	$25,802	$36,240	$37,050
Net income per share attributable to common stockholders:
Basic	$0.17	$0.22	$0.30	$0.32
Diluted	$0.15	$0.21	$0.29	$0.31
Weighted-average common shares outstanding:
Basic	119,870,711	119,592,191	120,469,066	117,387,714
Diluted	129,086,137	123,224,559	126,497,281	121,346,921

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$19,894	$25,802	$36,240	$37,050
Other comprehensive loss:
Cumulative translation adjustment	(544)	(6,267)	(696)	(22,603)
Unrealized gains (losses) on marketable securities, net of tax	5	40	(12)	29
Total other comprehensive loss	(539)	(6,227)	(708)	(22,574)
Comprehensive income	$19,355	$19,575	$35,532	$14,476

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	23,288	—	—	23,288
Exercise of vested options	1,354,886	1	15,572	—	—	15,573
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,214	—	—	54,214
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	650,884	1	(17,137)	—	—	(17,136)
Stock repurchase	(3,530,334)	(4)	—	(89,657)	—	(89,661)
Stock-based compensation—acquisitions	—	—	2,158	—	—	2,158
Other comprehensive loss	—	—	—	—	(708)	(708)
Net income	—	—	—	36,240	—	36,240
Balance as of September 30, 2018	120,244,674	$120	$551,293	$(149,707)	$(7,087)	$394,619

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$36,240	$37,050
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21,829	17,389
Stock-based compensation expense—acquisitions	2,158	3,179
Depreciation and amortization expense	19,116	20,620
Bad debt expense	3,617	2,059
Foreign exchange loss (gain)	2,973	(26,952)
Amortization of debt issuance costs	831	164
Non-cash interest expense	7,632	6,752
Interest on marketable securities	(1,575)	384
Loss on disposal of assets	26	395
Deferred income taxes	(4,038)	(23,051)
Changes in operating assets and liabilities:
Accounts receivable	(6,631)	(2,139)
Funds receivable and seller accounts	(19,398)	(14,202)
Prepaid expenses and other current assets	1,155	(1,715)
Other assets	32	(48)
Accounts payable	(80)	(2,574)
Accrued and other current liabilities	8,178	(66)
Funds payable and amounts due to sellers	19,398	14,202
Deferred revenue	991	512
Other liabilities	4,678	363
Net cash provided by operating activities	97,132	32,322
Cash flows from investing activities
Cash paid for asset acquisition	(35,323)	—
Purchases of property and equipment	(442)	(3,872)
Development of internal-use software	(13,674)	(8,042)
Purchases of marketable securities	(359,182)	(46,808)
Sales of marketable securities	164,443	96,540
Net cash (used in) provided by investing activities	(244,178)	37,818
Cash flows from financing activities
Repurchase of stock for tax on RSU vesting	(17,136)	(4,897)
Repurchase of stock	(89,661)	—
Proceeds from exercise of stock options	15,573	21,936
Proceeds from issuance of convertible senior notes	345,000	—
Payment of debt issuance costs	(9,962)	—
Purchase of capped call	(34,224)	—
Payments on capital lease obligations	(4,748)	(5,838)
Payments on facility financing obligation	(7,817)	(4,330)
Net cash provided by financing activities	197,025	6,871
Effect of exchange rate changes on cash	(2,694)	1,685
Net increase in cash, cash equivalents, and restricted cash	47,285	78,696
Cash, cash equivalents, and restricted cash at beginning of period	320,783	186,933
Cash, cash equivalents, and restricted cash at end of period	$368,068	$265,629

Etsy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental non-cash disclosures
Equipment acquired under capital lease obligations	$1,909	$5,422
Stock-based compensation capitalized in development of capitalized software	$1,459	$672
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,354	$118

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, Etsy Payments fees, Promoted Listing fees, Etsy Shipping Label sales, Pattern by Etsy fees, Etsy Plus subscription fees, and Targeted Offers fees.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements. Specifically, the Company reclassified $35.4 million and $98.6 million previously included in Services revenue to Marketplace revenue (see “Note 2—Revenue”) for the three and nine months ended September 30, 2017, respectively, to conform to the current year presentation in connection with the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Additionally, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the nine months ended September 30, 2017 to include restricted cash in the beginning and ending cash, cash equivalents, and restricted cash balances to conform to the current year presentation upon adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash.
The Company also reclassified $23.1 million previously included in changes in prepaid expenses and other current assets and other liabilities to deferred income taxes on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 to conform to the current year presentation.
Correction of Errors
During the three months ended June 30, 2018, the Company recorded $2.8 million of revenue as correction of an error related to the years ended December 31, 2017 and 2016. The Company has concluded that the error and its correction were not material to the Consolidated Financial Statements for any of the periods impacted nor are they expected to be material for the estimated 2018 results.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2018, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for reclassifications described above and new accounting standards adopted as of January 1, 2018 as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these Notes to the Consolidated Financial Statements related to these three and nine month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018 (the “Annual Report”).

Etsy, Inc.
Notes to Consolidated Financial Statements

During the first quarter of 2018, the Company adopted the accounting principles outlined within ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-18, Statement of Cash Flows: Restricted Cash, each as described below. There have been no additional material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price; income taxes; website development costs and internal-use software; purchase price allocations for business combinations; valuation of goodwill and intangible assets; leases; stock-based compensation; restructuring and other exit costs (income); and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Cash, Cash Equivalents, and Short-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting primarily of commercial paper, corporate bonds, and U.S. Government and agency securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.
The following table provides cash, cash equivalents, and short-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents	$362,727	$315,442
Short-term investments	221,409	25,108
Total cash, cash equivalents, and short-term investments	$584,136	$340,550
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services to help Etsy sellers start, manage, and scale their business. Revenues are recognized as the Company transfers control of promised goods or services to Etsy sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. Sales and usage-based taxes are excluded from revenues.
See “Note 2—Revenue” for additional information regarding revenue recognition.
Income Taxes
The Company’s income tax (provision) benefit for interim periods is determined using an estimate of its annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. The Company updates its estimate of the annual effective tax rate each quarter and makes cumulative adjustments if its estimated annual tax rate changes.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company’s quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized, recording of excess tax benefits related to stock-based compensation and changes in the laws, regulations and administrative practices of the jurisdictions in which the Company operates.
Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period using the two-class method. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Net income in the diluted net income per share calculation is adjusted for income or loss from fair value adjustments on instruments accounted for as liabilities, but which may be settled in shares. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income per share by application of the treasury stock method. Since the Company expects to settle in cash the principal outstanding under the 0% Convertible Senior Notes due 2023 the Company issued in March 2018 (the “Notes,” see “Note 3—Convertible Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $36.27 per share.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company expects to adopt this guidance on a prospective basis as of January 1, 2019, utilizing transition guidance introduced in ASU 2018-11, Leases: Targeted Improvements. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under noncancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease obligations. The Company is currently evaluating whether there are any additional impacts this guidance will have on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.
In July 2018, FASB issued ASU 2018-09, Codification Improvements, which clarifies, corrects and makes minor improvements across multiple topics in the codification. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of the update, and others becoming effective for annual periods beginning after December 15, 2018. The amendments that were effective upon issuance of the update did not have an impact on the Company’s Consolidated Financial Statements. The Company is currently evaluating the impact of the adoption of the other amendments on its Consolidated Financial Statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 utilizing the full retrospective method of transition. As a result of this guidance, the Company reclassified $5.3 million on the Consolidated Statement of Cash Flows in the nine months ended September 30, 2018 and 2017 to include restricted cash in the beginning and ending cash, cash equivalents, and restricted cash balances.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance:
Cash and cash equivalents	$315,442	$181,592
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$320,783	$186,933

Ending balance:
Cash and cash equivalents	$362,727	$260,288
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$368,068	$265,629
The balances included in restricted cash represent amounts held as collateral associated with the lease of the Company’s Brooklyn, New York headquarters. This standard had no other impact to the Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted this standard in the third quarter of 2018 noting that the adoption of the standard had no material impact on its Consolidated Financial Statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which adds, modifies and removes various disclosure requirements for fair value measurements. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard in the third quarter of 2018 noting that the adoption of the standard had no impact on its fair value measurement disclosures.
Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketplace revenue (1)	$110,927	$77,808	$290,200	$223,815
Services revenue	38,194	27,976	110,306	77,560
Other revenue	1,245	596	3,159	3,588
Revenue	$150,366	$106,380	$403,665	$304,963

(1)
Etsy Payments revenue for the three and nine months ended September 30, 2018 has been classified and presented within Marketplace revenue. Comparative periods have been reclassified to conform to current period presentation.

Marketplace Revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. Prior to July 16, 2018, the transaction fee was 3.5% of each completed transaction, exclusive of shipping fees charged. Etsy Payments processing fees vary between 3 - 4% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. When a foreign currency payment is processed, an additional 2.5 - 5% transaction fee is applied.
The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The transaction fee and Etsy Payments fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees and Etsy Payments fees are recorded net of refunds.
Services revenue: Services revenue is derived from optional services offered to Etsy sellers, which include Promoted Listings, Etsy Shipping Labels, Pattern by Etsy, Etsy Plus, and Targeted Offers. Each service below represents an individual obligation that the Company must perform when an Etsy seller chooses to use the service.

•
Revenue from Promoted Listings, the Company’s on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of the seller’s listings in search results in the Company’s marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked; at which time revenue is recognized.

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

Etsy, Inc.
Notes to Consolidated Financial Statements

•
Revenue from Pattern by Etsy consists of monthly subscription fees an Etsy seller pays to use the Company’s custom website services. The Company recognizes revenue from Pattern ratably over the term of the subscription. The Pattern subscription fee is $15 per month and is nonrefundable.

•
Revenue from Etsy Plus consists of monthly subscription fees an Etsy seller pays for enhanced tools and credits for use on the Company’s platform. The Etsy Plus subscription fee is $10 per month and is nonrefundable. Each feature represents its own distinct performance obligation. The Company allocates subscription revenue based on the relative actual or estimated stand-alone selling price of the features included in the Etsy Plus offering. Enhanced tools include advanced shop customization options, targeted restock notifications, discounts on branded packaging and promotional materials, and free or discounted custom web addresses, all of which are recognized ratably over the 30-day subscription period. Additionally, the subscription includes $5 of Promoted Listing credits and 15 free listing credits per month. The allocated value of Promoted Listing credits is recognized when the Promoted Listing is clicked, or when the 30-day subscription period expires. The allocated value of listing credits is deferred until the option is used, and once used, allocated over the four-month listing period. Any unused listing credits are recognized when the 30-day subscription period expires.

•
Revenue from Targeted Offers consists of fees an Etsy seller pays the Company to send email notifications with offer discounts and coupons to buyers who have favorited items or added items to their cart. A nonrefundable fee of $0.10 per email is charged to a seller’s Etsy bill when the email is sent; at which time the revenue is recognized.

Other revenue: Other revenue typically includes revenue generated from commercial partnerships, which are recognized as the customer in each contract consumes the benefit of the service Etsy provides in each arrangement.
Payment terms
Etsy sellers receive a bill electronically on the first day of each month for the previous month’s charges, including all listing fees, transactions fees, Promoted Listing fees, Etsy Shipping Labels fees, Pattern fees, Etsy Plus fees, and Targeted Offers fees. Payment is due by the 15th of every month.
Etsy Payments fees are deducted from the funds credited to the seller’s shop payment account prior to settlement of those funds to the seller’s bank account.
Contract balances
Deferred revenues
The Company records deferred revenues when cash payments are received or due in advance of the completion of the listing or subscription period, which represents the value of the Company’s unsatisfied performance obligations. Deferred listing revenue is recognized ratably over the remainder of the four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. Deferred Etsy Plus subscription revenues related to the enhanced features noted above are recognized ratably over the 30-day subscription period. Credits for Promoted Listings are recognized when used, or when the 30-day subscription period expires. Credits for listing fees are recognized over the four-month listing period when used, and any unused credits are recognized when the 30-day subscription period expires. The amount of revenue recognized in the nine months ended September 30, 2018 that was included in the deferred balance at the beginning of the period was $6.3 million.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses.
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased. Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the Notes. During the third quarter of 2018, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their Notes during the fourth quarter of 2018. As of September 30, 2018, the Company had not received any conversion notices, and, as such, the Notes are not currently redeemable for cash and are therefore classified as long-term debt.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of approximately $72.8 million is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability

Etsy, Inc.
Notes to Consolidated Financial Statements

component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
Non-cash interest expense related to the Notes for the three and nine months ended September 30, 2018 was $3.7 million and $8.5 million, respectively. Total unamortized debt issuance costs were $7.0 million as of September 30, 2018.
The estimated fair value of the Notes was $278.7 million as of September 30, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 7—Fair Value Measurements.”
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
The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
Note 4—Stock-based Compensation

During the three and nine months ended September 30, 2018, the Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 6,088,461 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2018. At September 30, 2018, 29,436,374 shares were authorized under the 2015 Plan and 18,553,418 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Volatility	47.8%	42.4% - 44.1%	38.6% - 47.8%	41.7% - 44.2%
Risk-free interest rate	2.8%	1.9% - 2.1%	2.6% - 2.9%	1.9% - 2.2%
Expected term (in years)	6.1	5.5 - 6.3	5.5 - 6.3	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company’s options during the nine months ended September 30, 2018 (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,947,939	$11.02
Granted	768,263	28.86
Exercised	(1,354,886)	11.49
Forfeited/Canceled	(245,909)	15.40
Outstanding at September 30, 2018	7,115,407	12.70	8.15	$275,193
Total exercisable at September 30, 2018	2,842,638		7.34	116,034
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three and nine months ended September 30, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average grant date fair value of options granted	$25.00	$6.50	$15.53	$4.83
Intrinsic value of options exercised	13,493	31,361	24,690	44,227
Fair value of awards vested	8,783	5,943	23,182	16,428
The total unrecognized compensation expense at September 30, 2018 related to the Company’s options was $27.7 million, which will be recognized over an estimated weighted-average amortization period of 2.52 years.
The following table summarizes the activity for the Company’s unvested RSUs during the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	3,074,247	$11.98
Granted	2,281,143	26.13
Vested	(1,148,993)	11.92
Forfeited/Canceled	(414,966)	17.16
Unvested at September 30, 2018	3,791,431	20.97
The total unrecognized compensation expense at September 30, 2018 related to the Company’s unvested RSUs was $72.9 million, which will be recognized over an estimated weighted-average amortization period of 3.10 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$894	$469	$2,367	$1,231
Marketing	642	447	1,819	1,419
Product development	4,697	2,180	11,361	6,253
General and administrative	2,683	4,425	8,440	11,665
Total stock-based compensation expense	$8,916	$7,521	$23,987	$20,568

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense in both the three months ended September 30, 2018 and 2017 includes $0.7 million in acquisition-related stock-based compensation expense. Total stock-based compensation expense in the nine months ended September 30, 2018 and 2017 includes $2.2 million and $3.2 million in acquisition-related stock-based compensation expense, respectively.
Total stock-based compensation expense in the three and nine months ended September 30, 2017 includes $1.0 million and $2.6 million, respectively, of costs associated with the Actions (as defined below) approved by the Board of Directors during the second quarter of 2017 discussed in “Note 13—Restructuring and Other Exit Costs (Income).”
During the three and nine months ended September 30, 2018, the Company incurred non-cash stock-based compensation expense of $1.0 million resulting from the modification of stock options and RSUs in connection with the departure of the Company’s Chief Operating Officer (“COO”), effective January 2, 2019 (the “Departure Date”). As per the agreement between the Company and the COO, all unvested options and RSUs granted in 2016 and 2017 will become fully vested on the Departure Date. The Company will recognize a total of $6.2 million expense relating to the modification, of which $5.2 million of expense will be recognized in the fourth quarter of 2018.
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
The following table summarizes the Company’s share repurchase activity, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2017	586,231	$17.57	$10,301	$89,699
Repurchases of common stock for the three months ended:
March 31, 2018	2,807,393	24.43	68,586	(68,586)
June 30, 2018	722,941	29.15	21,113	(21,113)
Balance as of September 30, 2018	4,116,565	$24.28	$100,000	$—
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchased shares of common stock have been retired.
Subsequent event

On November 1, 2018, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $200 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors.

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

Effective January 1, 2018, the Company is subject to several provisions of The Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”). For the GILTI and FDII computations, the Company included a reasonable estimate in its annual effective tax rate as of September 30, 2018. For the BEAT computations, the Company did not record an estimate in its effective tax rate for the three and nine months ended September 30, 2018 because the Company currently estimates that these provisions of The Act will not apply in 2018. The Company will continue to refine the estimates for the computations of the GILTI, FDII, and BEAT rules as it gathers additional information during the year.

The Company also continues to evaluate the impact of the GILTI provisions under The Act which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has included an estimate of GILTI in its estimated effective tax rate for 2018, and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.0 million in the nine months ended September 30, 2018, from $17.0 million at December 31, 2017 to $18.0 million at September 30, 2018. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $18.0 million at September 30, 2018.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,994	$—	$2,994
Money market funds	186,583	—	—	186,583
	186,583	2,994	—	189,577
Short-term investments:
Commercial paper	—	125,976	—	125,976
Corporate bonds	—	40,607	—	40,607
U.S. Government and agency securities	54,826	—	—	54,826
	54,826	166,583	—	221,409
Funds receivable and seller accounts:
Money market funds	30,433	—	—	30,433
	30,433	—	—	30,433
	$271,842	$169,577	$—	$441,419

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$11,290	$—	$11,290
Money market funds	204,867	—	—	204,867
U.S. Government and agency securities	24,989	—	—	24,989
	229,856	11,290	—	241,146
Short-term investments:
Commercial paper	—	2,998	—	2,998
Corporate bonds	—	12,748	—	12,748
U.S. Government and agency securities	9,362	—	—	9,362
	9,362	15,746	—	25,108
Funds receivable and seller accounts:
Money market funds	14,144	—	—	14,144
	14,144	—	—	14,144
	$253,362	$27,036	$—	$280,398
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
The Company did not have any Level 3 instruments as of September 30, 2018 and December 31, 2017.
See “Note 8—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Disclosure of Fair Values

Our financial instruments that are not remeasured at fair value include the Notes (see “Note 3—Convertible Debt”). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $278.7 million as of September 30, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments.
Note 8—Marketable Securities
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
September 30, 2018
Cash equivalents:
Commercial paper	$2,994	$—	$—	$2,994
	2,994	—	—	2,994
Short-term investments:
Commercial paper	125,976	—	—	125,976
Corporate bonds	40,610	(6)	3	40,607
U.S. Government and agency securities	54,832	(17)	11	54,826
	221,418	(23)	14	221,409
	$224,412	$(23)	$14	$224,403
December 31, 2017
Cash equivalents:
Commercial paper	$11,290	$—	$—	$11,290
U.S. Government and agency securities	24,990	(1)	—	24,989
	36,280	(1)	—	36,279
Short-term investments:
Commercial paper	2,998	—	—	2,998
Corporate bonds	12,754	(6)	—	12,748
U.S. Government and agency securities	9,352	(1)	11	9,362
	25,104	(7)	11	25,108
	$61,384	$(8)	$11	$61,387
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
See “Note 7—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Intangible Assets

On June 15, 2018, the Company entered into a referral agreement with DaWanda GmbH (“DaWanda”), a privately held Germany-based marketplace for gifts and handmade items. As part of this agreement, DaWanda agreed to encourage its community of buyers and sellers to migrate to the Etsy platform. DaWanda wound down its operations and shut down its site on August 30, 2018. Etsy did not acquire any of DaWanda’s assets, liabilities, or employees as part of this agreement. The Company accounted for the agreement as an asset acquisition and the referral agreement intangible asset will be amortized on a straight-line basis over a period of 10 years.
At September 30, 2018 and December 31, 2017, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Patents and developed technology	$7,200	$(4,900)	$2,300	$7,200	$(3,100)	$4,100
Referral agreement	35,084	(1,024)	34,060	—	—	—
Total intangible assets	$42,284	$(5,924)	$36,360	$7,200	$(3,100)	$4,100
Amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $1.5 million and $0.6 million, respectively, and $2.8 million for both the nine months ended September 30, 2018 and 2017. Based on amounts recorded at September 30, 2018, the Company will recognize intangible asset amortization expense for the three months ending December 31, 2018 and years ending December 31, 2019, 2020, 2021, 2022 and thereafter as follows (in thousands):

2018	$1,478
2019	5,208
2020	3,508
2021	3,508
2022	3,508
Thereafter	19,150
Total amortization expense	$36,360

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$19,894	$25,802	$36,240	$37,050
Net income allocated to participating securities under the two-class method	(10)	(25)	(17)	(37)
Net income applicable to common stockholders—basic	19,884	25,777	36,223	37,013
Dilutive effect of net income allocated to participating securities under the two-class method	10	25	17	37
Change in fair value of liability classified restricted stock	—	—	—	771
Net income attributable to common stockholders—diluted	$19,894	$25,802	$36,240	$37,821

Denominator:
Weighted-average common shares outstanding—basic (1)	119,870,711	119,592,191	120,469,066	117,387,714
Common equivalent shares from options to purchase common stock and restricted stock units	4,752,871	2,254,792	4,134,016	2,847,662
Dilutive effect of assumed conversion of restricted stock units	2,368,406	1,308,104	1,812,373	1,075,915
Dilutive effect of assumed conversion of convertible debt	2,004,447	—	—	—
Dilutive effect of assumed conversion of restricted stock from acquisition	89,702	69,472	81,826	35,630
Weighted-average common shares outstanding—diluted	129,086,137	123,224,559	126,497,281	121,346,921

Net income per share attributable to common stockholders—basic	$0.17	$0.22	$0.30	$0.32
Net income per share attributable to common stockholders—diluted	$0.15	$0.21	$0.29	$0.31

(1)	57,482 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three and nine months ended September 30, 2018.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	8,166	2,211,038	467,072	4,980,520
Restricted stock units	52,197	185,472	1,174,618	792,024
Total anti-dilutive securities	60,363	2,396,510	1,641,690	5,772,544

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 11—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, (loss) income before income taxes and net income (loss) by geographic area for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$106,228	$75,829	$287,956	$220,898
International	44,138	30,551	115,709	84,065
Revenue	$150,366	$106,380	$403,665	$304,963

United States (1)	$(2,527)	$(9,116)	$3,224	$(41,421)
International	17,123	22,356	28,978	55,420
(Loss) income before income taxes	$14,596	$13,240	$32,202	$13,999

United States	$2,478	$3,549	$7,985	$(17,386)
International	17,416	22,253	28,255	54,436
Net income (loss)	$19,894	$25,802	$36,240	$37,050

(1)
The loss before income taxes in the three months ended September 30, 2018 was primarily driven by non-cash interest expense related to the amortization of debt discount and transaction costs in connection with the convertible debt issued in the first quarter of 2018 and interest associated with the build-to-suit lease accounting related to our corporate headquarters.

No individual country’s revenue other than the United States exceeded 10% of total revenue for the periods presented. All significant long-lived assets are located in the United States.
Note 12—Commitments and Contingencies
Long-Term Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes will mature on March 1, 2023, unless earlier converted or repurchased, and there are no contractual payments required until maturity. For more information on the Notes, see “Note 3—Convertible Debt.”
Non-Income Tax Contingencies
The Company had reserves of $2.0 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively, for certain non-income tax obligations, representing management’s best estimate of its probable liability. The Company could also be subject to examination in various jurisdictions related to non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.

Etsy, Inc.
Notes to Consolidated Financial Statements

Legal Proceedings
Cervantes and Weiss Cases
On July 21, 2015, a purported securities class action complaint (Cervantes v. Dickerson, et.al., Case No. CIV 534768) was filed in the Superior Court of State of California, County of San Mateo against the Company, certain officers, directors, and underwriters. The complaint asserted violations of Sections 11 and 15 of the Securities Act. The complaint alleged misrepresentations in the Company’s Registration Statement on Form S-1 and Prospectus with respect to, among other things, merchandise for sale on the Company’s website that may be counterfeit or constitute trademark or copyright infringement. The complaint sought certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On December 7, 2015, the Company and the underwriter defendants moved to stay the Cervantes action on the grounds of forum non conveniens.
On November 5, 2015, another purported securities class action complaint (Weiss v. Etsy et al., No. CIV 536123) was filed in the Superior Court of State of California, County of San Mateo. The Weiss complaint named as defendants the Company and the same officers, directors, and underwriters named in the Cervantes complaint, and also asserts violations of Sections 11 and 15 of the Securities Act based on allegedly false or misleading statements or omissions with respect to, among other things, merchandise for sale on the Company’s website that may be counterfeit or constitute trademark or copyright infringement. On December 24, 2015, the court consolidated the Cervantes and Weiss actions. On February 3, 2016, the court granted the Company’s motion to stay the consolidated actions.  On September 19, 2018, the court granted plaintiffs’ request to dismiss the consolidated Cervantes and Weiss actions with prejudice.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 13—Restructuring and Other Exit Costs (Income)
On April 30, 2017, the Board of Directors approved a plan to increase efficiency and streamline the Company’s cost structure through headcount reductions and a reduction in internal program expenses (the “May Actions”). On June 16, 2017, the Board of Directors approved additional initiatives designed to improve focus on key strategic growth opportunities (together with the May Actions, the “Actions”). The Actions included total headcount reductions of 245 positions or 23% of the total workforce as of December 31, 2016, closing A Little Market, a market in France, and closing or consolidating certain international offices.
In connection with the Actions, the Company incurred $13.9 million of restructuring and other exit costs in the year ended December 31, 2017, comprised of employee severance, stock compensation modifications, and other exit costs, largely made up of cash expenditures. The Company generated $0.2 million of income in the nine months ended September 30, 2018 due to changes in estimated severance costs.
The following table displays restructuring and other exit costs (income) recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of September 30, 2018 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2017	$1,308	$—	$34	$1,342
Total restructuring and other exit costs (income)	(156)	—	5	(151)
Cash payments	(793)	—	—	(793)
Balance, March 31, 2018	359	—	39	398
Total restructuring and other exit costs (income)	(43)	—	2	(41)
Cash payments	(271)	—	(16)	(287)
Balance, June 30, 2018	45	—	25	70
Total restructuring and other exit costs (income)	(45)	—	(12)	(57)
Cash payments	—	—	(13)	(13)
Balance, September 30, 2018	$—	$—	$—	$—
Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$(6)	$5	$(19)	$699
Marketing	(12)	337	(82)	2,686
Product development	(14)	79	(110)	3,180
General and administrative	(25)	1,345	(38)	6,461
Total restructuring and other exit costs (income)	$(57)	$1,766	$(249)	$13,026

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
Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else. Our goal is to encourage existing and potential buyers to visit the Etsy marketplace on “special” purchase occasions throughout the year. These special purchase occasions include: shopping that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun.
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
Services revenue, formerly called Seller Services revenue, is composed of the fees an Etsy seller pays us for our optional other services (“Services”). Services include Promoted Listings, our on-site advertising service that allows sellers to pay for prominent placement of their listings in search results; Etsy Shipping Labels, which allows sellers in the United States and Canada to purchase discounted shipping labels; Pattern by Etsy, a service that allows sellers to build custom websites; Etsy Plus, a subscription offering that provides sellers with enhanced tools and credits for use on our platform; and Targeted Offers, a product that allows our sellers to offer discounts and coupons to buyers who have favorited items or added items to their cart.
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

•
Building world-class marketing capabilities. We are focused on driving traffic to Etsy.com utilizing our own marketing efforts and the efforts of our sellers, primarily through digital acquisition marketing, search engine optimization, social and television channels, and email.

•	Providing best-in-class seller tools and services. We plan to continue to invest in tools and paid services that enable Etsy sellers to start, manage, and scale their businesses.
Quarter Highlights
Total revenue was $150.4 million and $403.7 million in the three and nine months ended September 30, 2018, respectively, driven by growth in both Marketplace and Services revenue. In the three and nine months ended September 30, 2018, we recorded net income of $19.9 million and $36.2 million, respectively, and non-GAAP Adjusted EBITDA of $34.0 million and $88.2 million, respectively. See “–Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of September 30, 2018, our marketplace connected 2.0 million active Etsy sellers and 37.1 million active Etsy buyers, in nearly every country in the world. In the three and nine months ended September 30, 2018, Etsy sellers generated GMS of $922.5 million and $2.7 billion, respectively, of which approximately 56% and 55%, respectively, came from purchases made on mobile devices. We are a global company and approximately 35% of our GMS in the three and nine months ended September 30, 2018 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.
New Pricing Model
Effective July 16, 2018, we increased our seller transaction fee from 3.5% to 5%, and now apply it to the cost of shipping in addition to the cost of the item. The revised fee structure is intended to support increased investments in the growth and health of the marketplace. We believe our new pricing model will have a positive effect on revenue.
We also announced new subscription packages and enhanced tools that are intended to support global sellers at different stages of their business life cycles. In mid-July, we launched Etsy Plus, which sellers can opt into for $10 per month. Sellers may also choose Etsy Standard and continue to have access to the same tools and services that are already available on Etsy without an additional monthly fee. In 2019, we plan to introduce Etsy Premium, which is expected to be geared towards larger, more established creative businesses. Given that our learnings on subscription packages are still nascent, we are continuing to evaluate and learn from the recent launch of Etsy Plus and will evaluate the best strategy for our current and planned subscription packages going forward as we optimize for seller success.

Other Operational Highlights

During the third quarter, we continued to focus on our four key initiatives through our work on the following new features and tools:

•
Enhancing search and discovery: We continued to launch new product enhancements and build upon prior launches to help buyers find the right product at the right time, or discover inspiration among the items in our marketplace. We continued to improve search relevance using context specific ranking and worked to accelerate home and search page load times. We optimized landing pages by adding more recommendations and notifications, including alerts on listing cards when scarce items appear in other people's carts and introduced a new discovery feed to inspire buyers to explore more products and expand their search beyond their original intent. Additionally, we optimized the desktop browsing experience by opening listing pages in a new tab to reduce the friction of searching through multiple listings.

•
Improving trust and reliability: We launched several product enhancements aimed at bolstering trust on the platform and improving conversion rates. We made several significant customer support improvements by introducing live chat for our sellers and, in October, we launched inbound phone support for both buyers and sellers. Our service is now a 24x7 offering. We improved our buyer experience to make it easier for buyers to provide information for personalization and customization details on the listing and cart pages, and a notification on our cart page to inform a buyer when they are close to meeting criteria for a shop sale. We added shop review ratings on the cart page to give buyers more confidence in making a purchase decision.

•
Building world-class marketing capabilities: We continued to focus on utilizing our marketing efforts to drive new and existing buyers to Etsy. We began sending on-site and email notifications to inform buyers when one of their recently favorited items goes on sale. We ran our first-ever television advertising campaign in select regional markets in the U.S and also began to test specific new top of the funnel ad campaigns.

•
Providing best-in-class seller tools and services: We launched subscription packages designed to give sellers more ways to grow their businesses and their brands, and continued to focus on shipping improvements. In October, we expanded our Etsy Shipping Labels offering to our sellers in the United Kingdom through our new agreement with Royal Mail. Also, we launched our Seller Holiday Campaign, which provides tools and guidance to our sellers as they prepare for the holiday season.

In addition to our four key initiatives, we have focused on growth investments, such as our migration to Google Cloud. In the third quarter of 2018, we achieved a significant milestone in the process by successfully migrating our website and mobile apps to Google Cloud. We believe that moving to Google Cloud is positioning us well for growth by allowing us to focus on strategic initiatives, enhance site performance, and improve engineering efficiency. We expect to complete the migration by the end of 2019.
Reclassification of Revenue Categories
In connection with the adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018, we renamed our revenue categories Marketplace and Services revenue. In addition, we reclassified Etsy Payments from Services to Marketplace revenue as described in “Business” above.
The following table provides our Marketplace and Services revenue under our previous and current presentation:

	Quarter-to-Date Period Ended				Year-to-Date Period Ended
	Previous Presentation		Updated Presentation		Previous Presentation		Updated Presentation
	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue	Marketplace Revenue	Services Revenue

	(in thousands)
December 31, 2017	$54,251	$82,319	$102,261	$34,309	$179,492	$258,453	$326,076	$111,869
September 30, 2017	42,413	63,371	77,808	27,976	125,241	176,134	223,815	77,560
June 30, 2017	42,069	58,816	75,445	25,440	82,828	112,763	146,007	49,584
March 31, 2017	40,759	53,947	70,562	24,144	40,759	53,947	70,562	24,144

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited key operating and financial metrics we use are:

	Three Months Ended September 30,		% Growth (Decline) Y/Y		Nine Months Ended September 30,		% Growth (Decline) Y/Y
	2018	2017			2018	2017

	(in thousands, except percentages)
GMS	$922,513	$766,354	20.4%		$2,685,273	$2,234,157	20.2%
Revenue	$150,366	$106,380	41.3%		$403,665	$304,963	32.4%
Marketplace revenue	$110,927	$77,808	42.6%		$290,200	$223,815	29.7%
Services revenue	$38,194	$27,976	36.5%		$110,306	$77,560	42.2%
Net income	$19,894	$25,802	(22.9)%		$36,240	$37,050	(2.2)%
Adjusted EBITDA	$34,035	$22,769	49.5%		$88,151	$45,187	95.1%

Active sellers	2,043	1,891	8.0%		2,043	1,891	8.0%
Active buyers	37,134	31,680	17.2%		37,134	31,680	17.2%
Percent mobile GMS	56%	52%	400	bps	55%	51%	400	bps
Percent international GMS	35%	34%	100	bps	35%	33%	200	bps
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
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain) and restructuring and other exit costs (income). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace, Services and Other Revenue fees discussed in “Note 2—Revenue.” An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue and the health of our business.
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

Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes A Little Market and Etsy Wholesale and orders initiated on mobile devices but ultimately completed on a desktop. When calculating percent mobile GMS, we do not take into account refunds associated with canceled transactions. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency Neutral	FX Impact	As Reported	Currency Neutral	FX Impact
September 30, 2018	20.4%	20.8%	(0.4)%	20.2%	19.2%	1.0%
June 30, 2018	20.4%	19.3%	1.1%	20.1%	18.5%	1.6%
March 31, 2018	19.8%	17.6%	2.2%	19.8%	17.6%	2.2%
December 31, 2017	17.8%	16.5%	1.3%	14.5%	14.3%	0.2%
September 30, 2017	13.2%	12.6%	0.6%	13.0%	13.4%	(0.4)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Revenue:
Marketplace	$110,927	$77,808	$290,200	$223,815
Services	38,194	27,976	110,306	77,560
Other	1,245	596	3,159	3,588
Total revenue	150,366	106,380	403,665	304,963
Cost of revenue	46,947	36,383	133,651	106,766
Gross profit	103,419	69,997	270,014	198,197
Operating expenses:
Marketing	39,516	23,520	94,651	74,495
Product development	24,418	16,958	68,707	56,828
General and administrative	20,748	22,094	61,359	73,268
Total operating expenses	84,682	62,572	224,717	204,591
Income (loss) from operations	18,737	7,425	45,297	(6,394)
Other (expense) income, net	(4,141)	5,815	(13,095)	20,393
Income before income taxes	14,596	13,240	32,202	13,999
Benefit for income taxes	5,298	12,562	4,038	23,051
Net income	$19,894	$25,802	$36,240	$37,050

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Marketplace	73.8%	73.1%	71.9%	73.4%
Services	25.4	26.3	27.3	25.4
Other	0.8	0.6	0.8	1.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	31.2	34.2	33.1	35.0
Gross profit	68.8	65.8	66.9	65.0
Operating expenses:
Marketing	26.3	22.1	23.4	24.4
Product development	16.2	15.9	17.0	18.6
General and administrative	13.8	20.8	15.2	24.0
Total operating expenses	56.3	58.8	55.7	67.1
Income (loss) from operations	12.5	7.0	11.2	(2.1)
Other (expense) income, net	(2.8)	5.5	(3.2)	6.7
Income before income taxes	9.7	12.4	8.0	4.6
Benefit for income taxes	3.5	11.8	1.0	7.6
Net income	13.2%	24.3%	9.0%	12.1%

Comparison of Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$110,927	$77,808	$33,119	42.6%
Percentage of total revenue	73.8%	73.1%
Services	$38,194	$27,976	$10,218	36.5%
Percentage of total revenue	25.4%	26.3%
Other	$1,245	$596	$649	108.9%
Percentage of total revenue	0.8%	0.6%
Total revenue	$150,366	$106,380	$43,986	41.3%
GMS increased $156.2 million, or 20.4%, to $922.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. On a currency-neutral basis GMS growth for the three months ended September 30, 2018 would have been 20.8%, or approximately 40 basis points higher than the reported 20.4% growth. Supporting this growth in GMS, active sellers increased 8.0% to 2.0 million and active buyers increased 17.2% to 37.1 million at September 30, 2018 compared to September 30, 2017. In the three months ended September 30, 2018, GMS from new buyers grew 12% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the three months ended September 30, 2018, GMS from repeat buyers grew 23% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year.
During the three months ended September 30, 2018 mobile GMS increased as a percentage of total GMS to approximately 56%, up from approximately 52% for the three months ended September 30, 2017. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended September 30, 2018, international GMS increased as a percentage of total GMS to approximately 35%, up from approximately 34% for the three months ended September 30, 2017. International GMS was up approximately 26% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. On a currency-neutral basis international GMS growth for the three months ended September 30, 2018 would have been 27%. We expect international GMS to continue to grow faster than overall GMS, driven by global product enhancements and assuming stable currency rates.
Revenue increased $44.0 million, or 41.3%, to $150.4 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, of which 73.8% of the total consisted of Marketplace revenue and 25.4% consisted of Services revenue.
Marketplace revenue increased $33.1 million, or 42.6%, to $110.9 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This growth corresponded with a 20.4% increase in GMS to a total of $922.5 million for the three months ended September 30, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue, up 85.9% year-over-year, primarily driven by changes in our pricing model, which drove approximately 69.8% of the 85.9% increase. As of July 16, 2018, we increased our transaction fee from 3.5% to 5%, and now apply this fee to the cost of shipping in addition to the cost of the item. Etsy Payments revenue grew 20.1% and listing fee revenue grew 19.1% largely driven by overall GMS growth trends. The share of GMS processed through our Etsy Payments platform was 86% in the three months ended September 30, 2018, down from 87% in the three months ended September 30, 2017, driven by GMS growth in countries where Etsy Payments is not available.
Services revenue increased $10.2 million, or 36.5%, to $38.2 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 35.0%, and, to a lesser extent, Etsy Shipping Labels, up 26.8%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements, including enhancements we made to budget utilization and context specific ranking on Promoted Listings, which increased the relevance of promoted ads in our search results. The increase in Etsy Shipping Label revenue was driven by a combination of an increase in label volume and an increase in average margin per label. We also saw modest contributions from service offerings introduced in 2018, including Etsy Plus and Targeted Offers.
Other revenue increased 108.9% to $1.2 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly attributable to an increase in revenue related to our Google Shopping offering for Etsy sellers.
Cost of Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Cost of revenue	$46,947	$36,383	$10,564	29.0%
Percentage of total revenue	31.2%	34.2%
Cost of revenue increased $10.6 million, or 29.0%, to $46.9 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily driven by additional costs as a result of the increase in transactions and related revenue generated on the Etsy platform. The remaining fluctuation was driven by hosting and bandwidth costs incurred as a result of our migration to the cloud while also maintaining our current infrastructure, and, to a lesser extent, increases in employee-related expenses. Cost of revenue decreased as a percentage of revenue largely due to changes in our pricing model.
Operating Expenses

We had 851 total employees on September 30, 2018, compared with 789 total employees on September 30, 2017 and 744 on December 31, 2017.
Marketing

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Marketing	$39,516	$23,520	$15,996	68.0%
Percentage of total revenue	26.3%	22.1%
Marketing expenses increased $16.0 million, or 68.0%, to $39.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of increased spend on digital marketing related to buyer acquisition and, to a lesser extent, increases in direct marketing and professional services expenses associated with a television ad campaign. We expect to increase our investment in direct marketing in the fourth quarter of 2018.
Product development

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Product development	$24,418	$16,958	$7,460	44.0%
Percentage of total revenue	16.2%	15.9%
Product development expenses increased $7.5 million, or 44.0%, to $24.4 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of an increase in employee-related expenses, including stock-based compensation, and increased professional services expenses for consultants working on our product and engineering teams. The increase in employee-related expenses is mainly due to an increase in average headcount and additional expenses related to a one-time stock modification related to the departure of our Chief Operating Officer. This modification and other employee-related expenses will also increase product development expenses in the fourth quarter of 2018.
General and administrative

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
General and administrative	$20,748	$22,094	$(1,346)	(6.1)%
Percentage of total revenue	13.8%	20.8%
General and administrative expenses decreased $1.3 million, or 6.1%, to $20.7 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily driven by a decrease in employee-related expenses, including $1.3 million of restructuring and other exit costs included in general and administrative expenses for the three months ended September 30, 2017 that did not recur in 2018.
Other (Expense) Income, net

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Other (expense) income, net:
Interest expense	$(6,135)	$(2,908)	$(3,227)	111.0%
Percentage of total revenue	(4.1)%	(2.7)%
Interest and other income	$2,367	$654	$1,713	261.9%
Percentage of total revenue	1.6%	0.6%
Foreign exchange (loss) gain	$(373)	$8,069	$(8,442)	(104.6)%
Percentage of total revenue	(0.2)%	7.6%
Other (expense) income, net	$(4,141)	$5,815	$(9,956)	(171.2)%
Percentage of total revenue	(2.8)%	5.5%
Other expense, net was $4.1 million in the three months ended September 30, 2018, which increased $10.0 million from other income, net of $5.8 million in the three months ended September 30, 2017. The increase in expense was primarily driven by the decrease in non-functional currency intercompany balances, the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances and higher interest expense, mainly non-cash interest related to our convertible debt issued in the first quarter of 2018, partially offset by increased interest and dividend income related to our investment accounts. Interest expense also includes non-cash interest expense associated with the build-to-suit lease accounting related to our corporate headquarters, which remained flat year-over-year.

Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Benefit for income taxes	$5,298	$12,562	$(7,264)	(57.8)%
Percentage of total revenue	3.5%	11.8%
Our income tax benefit for the three months ended September 30, 2018 and 2017 was $5.3 million and $12.6 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary driver of our income tax benefit for the three months ended September 30, 2018 was a discrete tax benefit for stock based compensation of $5.8 million.
The primary drivers of our income tax benefit for the three months ended September 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate in the amount of $8.9 million, and a discrete tax benefit for stock based compensation of $8.9 million.
Comparison of Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$290,200	$223,815	$66,385	29.7%
Percentage of total revenue	71.9%	73.4%
Services	$110,306	$77,560	$32,746	42.2%
Percentage of total revenue	27.3%	25.4%
Other	$3,159	$3,588	$(429)	(12.0)%
Percentage of total revenue	0.8%	1.2%
Total revenue	$403,665	$304,963	$98,702	32.4%
GMS increased $451.1 million, or 20.2%, to $2.7 billion in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. On a currency-neutral basis GMS growth for the nine months ended September 30, 2018 would have been 19.2%, or approximately 100 basis points lower than the reported 20.2% growth. Supporting this growth in GMS, active sellers increased 8.0% to 2.0 million and active buyers increased 17.2% to 37.1 million at September 30, 2018 compared to September 30, 2017. In the nine months ended September 30, 2018, GMS from new buyers grew 15% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the nine months ended September 30, 2018, GMS from repeat buyers grew 23% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year.
During the nine months ended September 30, 2018 mobile GMS increased as a percentage of total GMS to approximately 55%, up from approximately 51% for the nine months ended September 30, 2017. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the nine months ended September 30, 2018, international GMS increased as a percentage of total GMS to 35%, up from approximately 33% for the nine months ended September 30, 2017. International GMS was up approximately 28% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, largely as a result of a benefit from currency exchange rates. On a currency-neutral basis international GMS growth for the nine months ended September 30, 2018 would have been 25%.

Revenue increased $98.7 million, or 32.4%, to $403.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, of which 71.9% consisted of Marketplace revenue and 27.3% consisted of Services revenue.
Marketplace revenue increased $66.4 million, or 29.7%, to $290.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This growth corresponded with a 20.2% increase in GMS to a total of $2.7 billion for the nine months ended September 30, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue and Etsy Payments revenue in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Transaction revenue increased 41.7% year-over-year, primarily driven by changes in our pricing model, which drove approximately 23.9% of the 41.7% increase. Etsy Payments revenue increased 26.1%, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 86% in the nine months ended September 30, 2018, up from 84% in the nine months ended September 30, 2017, primarily due to the transition of sellers in eligible countries to the platform. During the second quarter of 2018, we reached the anniversary of the Etsy Payments adoption requirement, which has been a substantial driver of year-over-year Etsy Payments revenue growth, and therefore, we expect Etsy Payments to grow more closely in-line with year-over-year GMS growth in future quarters. Listing fee revenue grew 16.9%, driven by overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets.
Services revenue increased $32.7 million, or 42.2%, to $110.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 40.0%, and, to a lesser extent, Etsy Shipping Labels, up 50.7%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements, including enhancements we made to budget utilization and context specific ranking on Promoted Listings, which increased the relevance of promoted ads in our search results. The increase in Etsy Shipping Label revenue was primarily driven by a combination of an increase in label volume and an increase in average margin per label. Additionally, Etsy Shipping Label revenue reflects a one-time adjustment to recognize prior period revenue which drove $2.8 million of the increase.
Other revenue decreased $0.4 million, or 12.0%, to $3.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly attributable to a decrease in Google Shopping revenue primarily due to a one-time gain recorded during the nine months ended September 30, 2017 and a promotional campaign that ran in the first quarter of 2018 to match Etsy Seller’s spend on Google Shopping which drove Google Shopping revenue negative for the quarter.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Cost of revenue	$133,651	$106,766	$26,885	25.2%
Percentage of total revenue	33.1%	35.0%
Cost of revenue increased $26.9 million, or 25.2%, to $133.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by additional costs as a result of the increase in transactions and related revenue generated on the Etsy platform. The remaining fluctuation was driven by hosting and bandwidth costs incurred as a result of our migration to the cloud while also maintaining our current infrastructure, and, to a lesser extent, increases in employee-related expenses. Restructuring and other exit costs of $0.7 million associated with the Actions were included in cost of revenue for the nine months ended September 30, 2017, but did not have a significant impact on the period-over-period comparison. Cost of revenue decreased as a percentage of revenue largely due changes in our pricing model and favorable pricing from third-party payment processors.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Marketing	$94,651	$74,495	$20,156	27.1%
Percentage of total revenue	23.4%	24.4%
Marketing expenses increased $20.2 million, or 27.1%, to $94.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of increased spend on digital marketing related to buyer acquisition and, to a lesser extent, increased direct marketing and professional services expenses associated with a television ad campaign. These increases were offset by decreases in employee-related expenses due to a reduction in average headcount and $2.7 million of restructuring and other exit costs associated with the Actions included in marketing expense for the nine months ended September 30, 2017 that did not recur in 2018. Excluding the impact of restructuring and other exit costs, non-GAAP marketing expenses increased $22.8 million, or 31.8%.
Product development

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Product development	$68,707	$56,828	$11,879	20.9%
Percentage of total revenue	17.0%	18.6%
Product development expenses increased $11.9 million, or 20.9%, to $68.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of an increase in professional services expenses for consultants working on our product and engineering teams and increased employee-related expenses, including stock-based compensation. Additionally, $3.2 million of restructuring and other exit costs associated with the Actions is included in product development expenses for the nine months ended September 30, 2017. Excluding the impact of restructuring and other exit costs, non-GAAP product development expenses increased $15.1 million, or 28.1%.
General and administrative

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
General and administrative	$61,359	$73,268	$(11,909)	(16.3)%
Percentage of total revenue	15.2%	24.0%
General and administrative expenses decreased $11.9 million, or 16.3%, to $61.4 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to decreased employee-related expenses, mainly the result of a reduction in average headcount and $6.5 million of restructuring and other exit costs associated with the Actions included in general and administrative expenses for the nine months ended September 30, 2017 that did not recur in 2018. Excluding the impact of restructuring and other exit costs, non-GAAP general and administrative expenses decreased $5.4 million, or 8.2%.

Other (Expense) Income, net

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Other (expense) income, net:
Interest expense	$(16,024)	$(8,195)	$(7,829)	95.5%
Percentage of total revenue	(4.0)%	(2.7)%
Interest and other income	$5,902	$1,636	$4,266	260.8%
Percentage of total revenue	1.5%	0.5%
Foreign exchange (loss) gain	$(2,973)	$26,952	$(29,925)	(111.0)%
Percentage of total revenue	(0.7)%	8.8%
Other (expense) income, net	$(13,095)	$20,393	$(33,488)	(164.2)%
Percentage of total revenue	(3.2)%	6.7%
Other expense, net was $13.1 million in the nine months ended September 30, 2018, which increased $33.5 million from other income, net of $20.4 million in the nine months ended September 30, 2017. The increase in expense was primarily driven by the decrease in non-functional currency intercompany balances, the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances and higher interest expense, mainly non-cash interest related to our convertible debt issued in the first quarter of 2018, partially offset by increased interest and dividend income related to our investment accounts. Interest expense also includes non-cash interest expense associated with the build-to-suit lease accounting related to our corporate headquarters, which remained flat year-over-year.
Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands except percentages)
Benefit for income taxes	$4,038	$23,051	$(19,013)	(82.5)%
Percentage of total revenue	1.0%	7.6%
Our income tax benefit for the nine months ended September 30, 2018 and 2017 was $4.0 million and $23.1 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax benefit for the nine months ended September 30, 2018 were a discrete tax benefit for stock based compensation of $9.2 million and a benefit related to our research and development tax credit of $3.6 million. These were partially offset by a tax expense on pretax book income of $8.7 million.
The primary drivers of our income tax benefit for the nine months ended September 30, 2017 were the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate of $11.4 million, a discrete tax benefit for stock based compensation of $12.2 million, and a discrete tax benefit related to restructuring and exit costs of $3.8 million.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); and restructuring and other exit costs (income). Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA because it is a key measure used by our management and Board of Directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation, and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platform.
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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Net income	$19,894	$25,802	$36,240	$37,050
Excluding:
Interest and other non-operating expense, net (1)	3,768	2,254	10,122	6,559
Benefit for income taxes	(5,298)	(12,562)	(4,038)	(23,051)
Depreciation and amortization (1)	6,439	7,022	19,116	20,620
Stock-based compensation expense (2)	8,191	5,832	21,829	14,756
Stock-based compensation expense—acquisitions	725	724	2,158	3,179
Foreign exchange loss (gain) (3)	373	(8,069)	2,973	(26,952)
Restructuring and other exit costs (income) (4)	(57)	1,766	(249)	13,026
Adjusted EBITDA	$34,035	$22,769	$88,151	$45,187

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters under build-to-suit accounting requirements, which commenced in May 2016. In the three and nine months ended September 30, 2018 and 2017 those amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Interest expense	$2,249	$2,384	$6,748	$6,752
Depreciation	819	819	2,457	2,457

(2)
$1.0 million and $2.6 million of restructuring-related stock-based compensation expense has been excluded from the three and nine months ended September 30, 2017, respectively, and is included in total restructuring and other exit costs below. See note (4). Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$894	$469	$2,367	$1,231
Marketing	642	447	1,819	1,419
Product development	4,697	2,180	11,361	6,253
General and administrative	2,683	4,425	8,440	11,665
Total stock-based compensation expense	$8,916	$7,521	$23,987	$20,568

(3)	See “—Results of Operations—Other (Expense) Income, net” for more information on the fluctuation in foreign exchange loss (gain) in the three and nine months ended September 30, 2018 and 2017.

(4)	Total restructuring and other exit costs (income) related to the Actions included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$(6)	$5	$(19)	$699
Marketing	(12)	337	(82)	2,686
Product development	(14)	79	(110)	3,180
General and administrative	(25)	1,345	(38)	6,461
Total restructuring and other exit costs (income)	$(57)	$1,766	$(249)	$13,026
Statement of Operations Line Items Excluding Restructuring and Other Exit Costs (Income)
In this Quarterly Report, we discuss certain financial statement line items excluding restructuring and other exit costs (income), each a non-GAAP financial measure that represents the income statement line item adjusted to exclude restructuring and other exit costs (income) incurred in the three and nine months ended September 30, 2018 and 2017.
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
The following table reflects the reconciliation of each affected GAAP line item of the Consolidated Statement of Operations to the non-GAAP line item excluding restructuring and other exit costs (income) for each of the periods indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs (Income)	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs (Income)

	(in thousands)
Revenue	$150,366	$—	$150,366	$403,665	$—	$403,665
Cost of revenue	46,947	(6)	46,953	133,651	(19)	133,670
Gross profit	103,419	(6)	103,413	270,014	(19)	269,995
Operating expenses:
Marketing	39,516	(12)	39,528	94,651	(82)	94,733
Product development	24,418	(14)	24,432	68,707	(110)	68,817
General and administrative	20,748	(25)	20,773	61,359	(38)	61,397
Total operating expenses	84,682	(51)	84,733	224,717	(230)	224,947
Income from operations	$18,737	$(57)	$18,680	$45,297	$(249)	$45,048

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs (Income)	As Reported	Restructuring and Other Exit Costs (Income)	Excluding Restructuring and Other Exit Costs (Income)

	(in thousands)
Revenue	$106,380	$—	$106,380	$304,963	$—	$304,963
Cost of revenue	36,383	5	36,378	106,766	699	106,067
Gross profit	69,997	5	70,002	198,197	699	198,896
Operating expenses:
Marketing	23,520	337	23,183	74,495	2,686	71,809
Product development	16,958	79	16,879	56,828	3,180	53,648
General and administrative	22,094	1,345	20,749	73,268	6,461	66,807
Total operating expenses	62,572	1,761	60,811	204,591	12,327	192,264
Loss from operations	$7,425	$1,766	$9,191	$(6,394)	$13,026	$6,632

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable and net working capital as of the date indicated:

As of September 30, 2018
(in thousands)
Cash and cash equivalents	$362,727
Short-term investments	221,409
Accounts receivable, net	36,385
Net working capital	579,018
As of September 30, 2018, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
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
Sources of Liquidity
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. For more information on the Notes, see “Note 3—Convertible Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short-term investments are held in the U.S. We fund our international operations from our funds held in the U.S. on an as-needed basis.
Historical Cash Flows

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$97,132	$32,322
Investing activities	(244,178)	37,818
Financing activities	197,025	6,871
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
Net cash provided by operating activities was $97.1 million in the nine months ended September 30, 2018, primarily driven by cash net income of $88.8 million, largely as a result of revenue generated on our platform and leverage in our operating expenses, and changes in our operating assets and liabilities that provided $8.3 million in cash.

Net cash provided by operating activities was $32.3 million in the nine months ended September 30, 2017, primarily driven by cash net income of $38.0 million largely as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $5.7 million in cash.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities, cash paid to purchase intangible assets, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $244.2 million in the nine months ended September 30, 2018. This was primarily attributable to net purchases of marketable securities of $194.7 million, $35.3 million in cash paid for the DaWanda intangible asset acquisition, and $14.1 million in capital expenditures, including $13.7 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.
Net cash provided by investing activities was $37.8 million in the nine months ended September 30, 2017. This was primarily attributable to net sales of marketable securities of $49.7 million, mainly due to increased investments in instruments with shorter-term maturities, classified as cash equivalents, as we continued to monitor interest rate changes. This increase was offset by $11.9 million in capital expenditures, including $8.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform, and $3.9 million for purchases of property and equipment.
Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of the Notes, repurchases of common stock under the share repurchase program, shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, proceeds from exercise of stock options, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease, and financing of capital leases for computer equipment.
Net cash provided by financing activities was $197.0 million in the nine months ended September 30, 2018. This was primarily attributable to proceeds from issuance of the Notes of $345.0 million and proceeds from the exercise of stock options of $15.6 million, partially offset by stock repurchases under the share repurchase program of $89.7 million, payments of $34.2 million for the Capped Call transactions, stock repurchases of vested RSUs withheld to satisfy tax obligations of 17.1 million, and $10.0 million of debt issuance cost payments.
Net cash provided by financing activities was $6.9 million in the nine months ended September 30, 2017. This was primarily attributable to proceeds from the exercise of stock options of $21.9 million, partially offset by payments on capital lease obligations of $5.8 million, stock repurchases of vested RSUs withheld to satisfy tax obligations of $4.9 million and payments on facility financing obligations of $4.3 million, related to the built-to-suit accounting treatment of our Brooklyn headquarters lease.
Off Balance Sheet Arrangements
As of September 30, 2018, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As of September 30, 2018, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in the Annual Report.

Unrecognized tax benefits totaled $18.0 million and $17.0 million at September 30, 2018 and December 31, 2017, respectively. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.
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
We believe that the assumptions and estimates associated with revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price; income taxes, website development costs and internal-use software, purchase price allocations for business combinations, valuation of goodwill and intangible assets, leases, stock-based compensation, restructuring and other exit costs (income), and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2018, compared to those discussed in the Annual Report, except as described below.
Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. For the three and nine months ended September 30, 2018, approximately 82% and 83%, respectively of our GMS was denominated in U.S. dollars, and therefore, the resulting revenue is not subject to foreign currency risk. In the three and nine months ended September 30, 2018, approximately 18% and 17%, respectively of GMS was from goods that were not listed in U.S. dollars and, as a result, was impacted by currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and nine months ended September 30, 2018 would have been 20.8% and 19.2%, respectively, compared with the reported 20.4% and 20.2% growth, respectively. On a currency-neutral basis, GMS growth for the three and nine months ended September 30, 2017 would have been 12.6% and 13.4%, respectively, compared with the reported 13.2% and 13.0% growth, respectively.
Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in currency exchange rates, particularly changes in the Euro and Pound Sterling. Fluctuations in currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statement of Operations. A 10% increase or decrease in current exchange rates could result in an increase or decrease to currency exchange (loss) gain of $33.7 million.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We generated net income of $36.2 million and $81.8 million for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, and incurred net losses of $29.9 million and $54.1 million for the years ended December 31, 2016 and 2015, respectively. A significant portion of our net income in the year ended December 31, 2017 was due to an income tax benefit from the impact of the U.S. Tax Cuts and Jobs Act of 2017 and a foreign currency gain on our intercompany debt. We may not have the benefit of such gains and may not be profitable in future periods. In addition, our costs may increase as we continue to invest in the development of our platform, including our Services and technological enhancements, and potentially increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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

•
the timing and success of product launches, including new services and features we may introduce, such as the launch and adoption of our new seller subscription packages in connection with our new pricing model;

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
In June 2018, we announced our updated pricing model, which includes new subscription packages and an increased seller transaction fee. This is the first time we have implemented pricing changes on our platform since our inception and we have limited experience with modeling and implementing such changes. As a result, our new pricing model may not have the intended impact on, and could adversely affect, our business, financial performance and growth. If Etsy sellers do not subscribe in adequate numbers to our Etsy Plus service or to the Etsy Premium service that is presently planned for 2019, our subscription packages may not be successful. Finally, these pricing changes have been and may continue to be controversial in our Etsy seller community and could lead to further dissatisfaction among Etsy sellers, which could harm our reputation, reduce the number of active sellers on our platform and negatively impact our GMS and revenue growth.
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
We believe that many new Etsy sellers and Etsy buyers find Etsy.com by word of mouth and other non-paid referrals from existing Etsy sellers and Etsy buyers. If existing Etsy sellers are dissatisfied with their experience on our platform, including as a result of our recent pricing model update and seller subscription packages, they may stop listing items in our marketplace and using our Services and may stop referring others to us. Likewise, if existing Etsy buyers do not find our platform appealing, whether because of a negative experience, lack of competitive shipping costs, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by Etsy sellers or other factors, they may make fewer purchases and they may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new Etsy sellers and Etsy buyers without incurring additional expense.

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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause sales in our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS will result in lower U.S. denominated GMS. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the nine months ended September 30, 2018, approximately 83% of our GMS was denominated in U.S. dollars.
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
Our ability to attract, retain and motivate employees, including our management team, is important to our success. We strive to attract, retain, and motivate employees, from our office administrators to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position.
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
In the second quarter of 2017, we experienced a number of changes to our senior management team and effected headcount reductions globally. These changes led to higher rates of voluntary attrition compared to prior years, which has stabilized. If we experience additional voluntary attrition in the future and if we are unable to attract qualified employees, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
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

The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our primary marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications, and email. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplace and, therefore, reduce the number of visits to our marketplace. In addition, search engines and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities and GMS. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more Etsy buyers to our platform. In addition, ongoing privacy regulatory changes, such as the E.U. General Data Protection Regulation, may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to Etsy sellers and Etsy buyers, or if Etsy sellers and Etsy buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. We have migrated to a new customer relationship management (“CRM”) system that is intended to enable more personalized, dynamic, and timely email communications and push notifications. If the CRM migration fails to achieve the expected results our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits to our marketplace. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.

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
Our success outside the United States depends upon our ability to attract Etsy sellers and Etsy buyers from the same countries in order to enable the growth of local markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop Etsy’s community globally or to otherwise grow our business outside of the United States on a cost-effective basis could adversely affect our GMS, revenue, and operating results.
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

Continued expansion outside of the United States may also require significant financial investment. For example, in June 2018, we announced a referral agreement with DaWanda, a German e-commerce marketplace, which we believe will encourage the migration of DaWanda buyers and sellers to Etsy’s marketplace and expand Etsy’s presence in Central Europe. We also plan to invest in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
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
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we and our vendors collect, use and share personal information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities. In May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the E.U., effectively extending the scope of E.U. data protection law to all non-E.U. companies regularly processing data of E.U. persons. The GDPR seeks to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from existing E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in Etsy’s worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers or new sellers selling into the E.U. due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although Etsy sellers are independent businesses, it is possible that a privacy authority could deem Etsy jointly and severally liable for actions of Etsy sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
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
The laws and regulations related to payments are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort to determine whether various laws relating to payments apply to Etsy and to comply with applicable laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities or could force us to stop offering Etsy Payments. Additionally, changes in payment regulation may occur that could render our payments system less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact Etsy Payments.
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
Like all online services, our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of our members’ personal or financial information. Cyber attacks could also result in the theft of our intellectual property. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption, and authentication technology licensed from third parties, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we have experienced in the past, and may experience in the future, security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees fail to comply with our internal security policies and practices, member data may be improperly accessed, used or disclosed.
We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to some confidential and sensitive member data. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our members’ data may be improperly accessed, used or disclosed.
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

Additionally, we have developed an impact strategy that focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social and environmental efforts. Our impact strategy aims to create more economic opportunity for sellers, greater diversity in our workforce and build long-term resilience by reducing our carbon footprint. If we don’t demonstrate progress against our impact strategy or if our impact strategy is not perceived to be adequate, our reputation could be harmed.
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
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we are in the process of migrating our data centers to Google Cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there will be occasional planned or unplanned downtime for our websites and apps and potential site delays, all of which will impact our sellers’ ability to conduct transactions and our buyers’ ability to purchase items. We may also need to divert engineering resources away from other important business operations, which could significantly harm our business and growth. Additionally, if the costs to migrate to Google Cloud are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
One or more states, the federal government or other countries are seeking to, or have recently imposed additional reporting, record-keeping or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business could be harmed. For example, taxing authorities in certain U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and are considering related legislation. Additionally, the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, states or the federal government may adopt, or begin to enforce laws requiring Etsy sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on Etsy causes our marketplace to be less attractive to current and prospective Etsy buyers, which could materially impact our business, financial performance, and growth. Additionally, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplace less attractive.
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
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Furthermore, the circumstances in which we may be held liable for the acts, omissions or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. For example, as described further in “Note 12—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit was recently dismissed that named Etsy and certain of our officers and/or directors as defendants. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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
Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, errors, and omissions liability, employment liability, business interruptions, data breaches, crime, product liability, and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, our insurance may not adequately mitigate the risks we face or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, (“the Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the Securities and Exchange Commission (“SEC”). The rules and regulations of the Nasdaq Global Select Market (“Nasdaq”), also apply to us. As part of these requirements, we have established and maintained effective disclosure and financial controls and made changes to our corporate governance practices. Continued compliance with these requirements may increase our legal and financial compliance costs in the future and may make some activities more time-consuming. In addition, as described elsewhere in these Risk Factors, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.

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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2017, our common stock’s daily closing price on Nasdaq has ranged from a low of $9.56 to a high of $52.85 through November 2, 2018. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, financial performance or growth. Stock prices of many internet and technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation, could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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

In November 2018, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock. Previously, in November 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock, which we completed in the second quarter of 2018. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
July 1 - 31, 2018 (1)	137,140	$42.19	—	$—
August 1 - 31, 2018	—	—	—	—
September 1 - 30, 2018 (1)	68,829	50.16	—	—
Total	205,969	$44.85	—	$—
(1) Shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Linda Kozlowski and Etsy, Inc., effective as of September 11, 2018					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
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

ETSY, INC.
Date: November 6, 2018	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)