Form 10-Q
period 2019-03-31
ETSY INC
filed 2019-05-09
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-36911
__________________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	20-4898921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Adams Street, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip code)
(718) 880-3660
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ETSY	The Nasdaq Global Select Market
The number of shares of common stock outstanding as of May 3, 2019 was 120,184,386.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the timing of our cloud migration, the impact of our strategy, marketing and product investments and cloud migration on future GMS and revenue growth, our economic, social and ecological impact strategy, goals and future plans and our expectations regarding increased hosting and bandwidth costs and marketing costs. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$345,674	$366,985
Short-term investments	276,432	257,302
Accounts receivable, net of allowance for doubtful accounts of $5,822 and $4,720 as of March 31, 2019 and December 31, 2018, respectively	10,789	12,244
Prepaid and other current assets	26,859	22,686
Funds receivable and seller accounts	64,247	21,072
Total current assets	724,001	680,289
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $93,159 and $85,440 as of March 31, 2019 and December 31, 2018, respectively	131,650	120,179
Goodwill	37,034	37,482
Intangible assets, net of accumulated amortization of $8,794 and $7,378 as of March 31, 2019 and December 31, 2018, respectively	33,839	34,589
Deferred tax assets	23,000	23,464
Other assets	26,303	507
Total assets	$981,168	$901,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,325	$26,545
Accrued expenses	40,123	49,158
Finance lease obligations—current	9,927	3,884
Funds payable and amounts due to sellers	64,247	21,072
Deferred revenue	7,787	7,478
Other current liabilities	9,266	3,925
Total current liabilities	148,675	112,062
Finance lease obligations—net of current portion	59,610	2,095
Deferred tax liabilities	32,637	30,455
Facility financing obligation	—	59,991
Long-term debt, net	280,226	276,486
Other liabilities	40,007	19,864
Total liabilities	561,155	500,953
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 119,933,386 and 119,771,702 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	120	120
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018)	—	—
Additional paid-in capital	570,906	562,033
Accumulated deficit	(142,238)	(153,442)
Accumulated other comprehensive loss	(8,775)	(7,813)
Total stockholders’ equity	420,013	400,898
Total liabilities and stockholders’ equity	$981,168	$901,851
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$169,339	$120,912
Cost of revenue	52,658	41,295
Gross profit	116,681	79,617
Operating expenses:
Marketing	35,444	26,194
Product development	24,947	20,721
General and administrative	24,647	18,904
Total operating expenses	85,038	65,819
Income from operations	31,643	13,798
Other (expense) income:
Interest expense	(4,653)	(3,764)
Interest and other income	3,385	1,097
Foreign exchange gain	1,062	1,850
Total other expense	(206)	(817)
Income before income taxes	31,437	12,981
Benefit (provision) for income taxes	142	(14)
Net income	$31,579	$12,967
Net income per share attributable to common stockholders:
Basic	$0.26	$0.11
Diluted	$0.24	$0.10
Weighted-average common shares outstanding:
Basic	119,679,149	121,267,092
Diluted	130,237,875	125,772,315

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$31,579	$12,967
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,061)	124
Unrealized gains (losses) on marketable securities, net of tax of $0 in both periods	99	(26)
Total other comprehensive (loss) income	(962)	98
Comprehensive income	$30,617	$13,065

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	8,616	—	—	8,616
Exercise of vested options	534,693	1	5,929	—	—	5,930
Vesting of restricted stock units, net of shares withheld	159,403	—	(5,672)	—	—	(5,672)
Stock repurchase	(532,412)	(1)	—	(27,491)	—	(27,492)
Other comprehensive loss	—	—	—	—	(962)	(962)
Net income	—	—	—	31,579	—	31,579
Balance as of March 31, 2019	119,933,386	$120	$570,906	$(142,238)	$(8,775)	$420,013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	6,704	—	—	6,704
Exercise of vested options	887,906	1	10,248	—	—	10,249
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,184	—	—	54,184
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	104,849	—	(1,780)	—	—	(1,780)
Stock repurchase	(2,807,393)	(3)	—	(68,583)	—	(68,586)
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	12,967	—	12,967
Balance as of March 31, 2018	119,954,600	$120	$542,554	$(151,906)	$(6,281)	$384,487

 The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$31,579	$12,967
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,082	6,454
Depreciation and amortization expense	10,142	6,320
Bad debt expense	1,182	912
Foreign exchange gain	(171)	(2,102)
Other non-cash losses, net	2,928	1,115
Deferred income taxes	(142)	91
Changes in operating assets and liabilities:
Current assets	(48,293)	(4,317)
Non-current assets	1,008	7
Current liabilities	25,815	2,627
Non-current liabilities	(672)	2,095
Net cash provided by operating activities	31,458	26,169
Cash flows from investing activities
Purchases of property and equipment	(683)	(192)
Development of internal-use software	(3,390)	(3,097)
Purchases of marketable securities	(158,883)	(59,811)
Sales of marketable securities	140,952	17,447
Net cash used in investing activities	(22,004)	(45,653)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(5,672)	(1,780)
Repurchase of stock	(27,492)	(68,586)
Proceeds from exercise of stock options	5,930	10,249
Proceeds from issuance of convertible senior notes	—	345,000
Payment of debt issuance costs	(1,192)	(9,127)
Purchase of capped call	—	(34,224)
Payments on finance lease obligations	(2,745)	(1,850)
Payments on facility financing obligation	—	(3,122)
Other financing, net	1,864	(2,724)
Net cash (used in) provided by financing activities	(29,307)	233,836
Effect of exchange rate changes on cash	(1,458)	4,061
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,311)	218,413
Cash, cash equivalents, and restricted cash at beginning of period	372,326	320,783
Cash, cash equivalents, and restricted cash at end of period	$351,015	$539,196

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$534	$250
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,180	$1,535
Additions to intangible assets included in other current liabilities	$1,348	$—
Debt issuance costs included in accounts payable and accrued expenses	$200	$977
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$202	$29
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2019	2018
Beginning balance:
Cash and cash equivalents	$366,985	$315,442
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$372,326	$320,783

Ending balance:
Cash and cash equivalents	$345,674	$533,855
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$351,015	$539,196
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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2019, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for reclassifications described above and new accounting standards adopted as of January 1, 2019 as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these Notes to the Consolidated Financial Statements related to these three month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019 (the “Annual Report”).
During the first quarter of 2019, the Company adopted the accounting principles outlined within ASU 2016-02—Leases, as described below. There have been no additional material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities, and equity at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price; leases, the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; purchase price allocations for business combinations and contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.

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
The Company’s quarterly tax provision and quarterly estimate of its annual effective tax rate are subject to significant variations due to several factors, including variability in predicting its pretax and taxable income and the mix of jurisdictions to which those relate, changes of expenses or losses for which tax benefits are not recognized, recording of excess tax benefits related to stock-based compensation and changes in the laws, regulations, and administrative practices of the jurisdictions in which the Company operates.
Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Net income in the diluted net income per share calculation is adjusted for income or loss from fair value adjustments on instruments accounted for as liabilities, but which may be settled in shares. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income per share by application of the treasury stock method. Since the Company expects to settle in cash the principal outstanding under the 0% Convertible Senior Notes due 2023 the Company issued in March 2018 (the “Notes,” see “Note 10—Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $36.27 per share.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table provides cash, cash equivalents, and short-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$345,674	$366,985
Short-term investments	276,432	257,302
Total cash, cash equivalents, and short-term investments	$622,106	$624,287
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in other assets, other current liabilities, and other liabilities on our Consolidated Balance Sheets. Finance leases are included in property and equipment, net, finance lease obligations, current, and finance lease obligations, net of current portion on the Company’s Consolidated Balance Sheets.
Most leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use assets (“ROU”), lease obligations and, if applicable, long-term lease obligations in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
The components of a lease should be split into three categories: lease components, including land, building, or other similar components; non-lease components, including common area maintenance, maintenance, consumables, or other similar components; and non-components, including property taxes, insurance, or other similar components. However, the Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13—Financial Instruments—Credit Losses, and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase the transparency and comparability. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease

Etsy, Inc.
Notes to Consolidated Financial Statements

liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted this standard in the first quarter of 2019, effective as of January 1, 2019, using the modified retrospective approach utilizing transition guidance introduced in ASU 2018-11—Leases: Targeted Improvements, and elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease identification, classification, and initial direct costs. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for our operating leases of $25.4 million and $27.8 million, respectively. Additionally, upon adoption the Company renamed its capital lease obligations, current and capital lease obligations, net of current to finance lease obligations, current, and finance lease obligations, net of current portion, respectively, in the Consolidated Balance Sheets.
In 2014 the Company applied build-to-suit accounting treatment to its headquarters lease in Brooklyn, New York, as the Company was deemed the accounting owner of the construction project because of the Company’s involvement in the build-out of the space. Upon transition, the Company derecognized the facility financing obligation and related building assets recorded as a result of the failed sale and leaseback transactions and recorded any difference as a cumulative-effect adjustment to accumulated deficit. The adoption of this standard had a material impact on the Company’s financial position but did not and is not expected to significantly affect the Company’s results of operations. The Company has derecognized the existing facility financing obligation and existing building asset for sale-leaseback transactions that currently do not qualify for sale accounting of $60.0 million and $51.1 million, respectively, and $22.1 million was reclassified from building to leasehold improvements and will be amortized over the remaining term of the lease. The Company recognized a gain of $9.3 million, offset by a tax impact of $2.2 million associated with this change through accumulated deficit as of January 1, 2019, with a net decrease to accumulated deficit of $7.1 million, and recognized a new ROU asset of $66.7 million and a lease liability in the same amount on the Consolidated Balance Sheets for the associated lease, which is accounted for as a financing lease.
In July 2018, FASB issued ASU 2018-09—Codification Improvements, which clarifies, corrects and makes minor improvements across multiple topics in the codification. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of the update, and others becoming effective for annual periods beginning after December 15, 2018. The amendments that were effective upon issuance of the update did not have an impact on the Company’s Consolidated Financial Statements. The Company adopted this standard in the first quarter of 2019 noting that the adoption of the standard had no material impact on its Consolidated Financial Statements.
Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Marketplace revenue	$126,130	$87,967
Services revenue	42,171	32,605
Other revenue	1,038	340
Revenue	$169,339	$120,912
Marketplace Revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. On July 16, 2018, the Company increased the seller transaction fee from 3.5% to 5% of each completed transaction, and now applies it to the cost of shipping in addition to the cost of the item. Etsy Payments processing fees vary between 3 -

Etsy, Inc.
Notes to Consolidated Financial Statements

4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. When a foreign currency payment is processed, an additional 2.5 - 5% transaction fee is applied.
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

•
Revenue from Promoted Listings, the Company’s on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Company’s marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked, at which time revenue is recognized.

•
Revenue from Etsy Shipping Labels consists of fees an Etsy seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. The Company recognizes Etsy Shipping Label revenue when an Etsy seller purchases a shipping label. The Company recognizes Etsy Shipping Label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Etsy Seller. Etsy Shipping Label revenue is recorded net of refunds.

•
Revenue from Pattern consists of monthly subscription fees an Etsy seller pays to use the Company’s custom website services. The Company recognizes revenue from Pattern ratably over the term of the subscription. The Pattern subscription fee is $15 per month and is nonrefundable.

•
Revenue from Etsy Plus consists of monthly subscription fees an Etsy seller pays for enhanced tools and credits for use on the Company’s platform. The Etsy Plus subscription fee is $10 per month and is nonrefundable. Each feature represents its own distinct performance obligation. The Company allocates subscription revenue based on the relative actual or estimated stand-alone selling price of the features included in the Etsy Plus offering. Each performance obligation is recognized in accordance with how the benefit is transferred to the customer.

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
Deferred Etsy Plus subscription revenues related to the enhanced features noted above are recognized ratably over the 30-day subscription period. Credits for Promoted Listings are recognized when used, or when the 30-day subscription period expires. Credits for listing fees are recognized over the 4-month listing period when used, and any unused credits are recognized when the 30-day subscription period expires. The amount of revenue recognized in the three months ended March 31, 2019 that was included in the deferred balance at the beginning of the period was $7.1 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Income Taxes
On December 22, 2017, the U.S. government enacted The Tax Cuts and Jobs Act (“The TCJA”) which includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) a partial limitation on the deductibility of business interest expense (“163(j) Interest Limitation”), and (3) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a quasiterritorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).
Effective January 1, 2018, the Company is subject to several provisions of The TCJA including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). For the GILTI and FDII computations, the Company recorded tax expense using the current available regulations and the technical guidance on the interpretations of The TCJA. The Company has recorded the impacts of The TCJA in our effective tax rate for the three months ended March 31, 2019 and have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI using the period cost method.
The Company will continue to monitor the forthcoming regulations and additional guidance of the GILTI, FDII and Base Erosion and Anti-Abuse Tax (“BEAT”) provisions under the TCJA, which are complex and subject to continuing regulatory interpretations by the IRS.
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.1 million in the three months ended March 31, 2019, from $18.8 million at December 31, 2018 to $19.9 million at March 31, 2019. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $19.9 million at March 31, 2019.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2019 $0.1 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2018 was approximately $0.5 million.
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$31,579	$12,967
Net income allocated to participating securities under the two-class method	(15)	(13)
Net income applicable to common stockholders—basic	31,564	12,954
Dilutive effect of net income allocated to participating securities under the two-class method	15	13
Net income attributable to common stockholders—diluted	$31,579	$12,967

Denominator:
Weighted-average common shares outstanding—basic (1)	119,679,149	121,267,092
Dilutive effect of assumed conversion of options to purchase common stock	4,849,246	2,836,429
Dilutive effect of assumed conversion of restricted stock units	1,970,865	1,608,854
Dilutive effect of assumed conversion of convertible debt	3,720,694	—
Dilutive effect of assumed conversion of restricted stock from acquisition	17,921	59,940
Weighted-average common shares outstanding—diluted	130,237,875	125,772,315

Net income per share attributable to common stockholders—basic	$0.26	$0.11
Net income per share attributable to common stockholders—diluted	$0.24	$0.10

(1)	23,759 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three months ended March 31, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2019	2018
Stock options	111,444	225,099
Restricted stock units	174,681	428,846
Total anti-dilutive securities	286,125	653,945
Note 5—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, income (loss) before income taxes, and net income (loss) by geographic area for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$113,264	$84,923
International	56,075	35,989
Revenue	$169,339	$120,912

United States (1)	$4,995	$(2,265)
International	26,442	15,246
Income (loss) before income taxes	$31,437	$12,981

United States (1)	$8,692	$(2,018)
International	22,887	14,985
Net income (loss)	$31,579	$12,967

(1)
The United States loss before income taxes and net loss in the three months ended March 31, 2018 was primarily driven by interest associated with the build-to-suit lease accounting related to our corporate headquarters and non-cash interest expense related to the amortization of debt discount and transaction costs in connection with the convertible debt issued in the first quarter of 2018.

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
The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$12,994	$—	$12,994
Corporate bonds	—	8,565	—	8,565
Money market funds	232,218	—	—	232,218
	232,218	21,559	—	253,777
Short-term investments:
Commercial paper	—	117,824	—	117,824
Corporate bonds	—	48,250	—	48,250
U.S. Government and agency securities	110,358	—	—	110,358
	110,358	166,074	—	276,432
Funds receivable and seller accounts:
Money market funds	24,258	—	—	24,258
	24,258	—	—	24,258
	$366,834	$187,633	$—	$554,467

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$7,775	$—	$7,775
Money market funds	244,856	—	—	244,856
	244,856	7,775	—	252,631
Short-term investments:
Commercial paper	—	147,860	—	147,860
Corporate bonds	—	46,801	—	46,801
U.S. Government and agency securities	62,641	—	—	62,641
	62,641	194,661	—	257,302
Funds receivable and seller accounts:
Money market funds	9,229	—	—	9,229
	9,229	—	—	9,229
	$316,726	$202,436	$—	$519,162
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
The Company did not have any Level 3 instruments as of March 31, 2019 and December 31, 2018.
See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Disclosure of Fair Values

The Company’s financial instruments that are not remeasured at fair value include the Notes (see “Note 10—Debt”). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $292.2 million and $279.1 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Marketable Securities
Short-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
March 31, 2019
Cash equivalents:
Commercial paper	$12,994	$—	$—	$12,994
Corporate bonds	8,565	—	—	8,565
	21,559	—	—	21,559
Short-term investments:
Commercial paper	117,824	—	—	117,824
Corporate bonds	48,226	(2)	26	48,250
U.S. Government and agency securities	110,327	—	31	110,358
	276,377	(2)	57	276,432
	$297,936	$(2)	$57	$297,991
December 31, 2018
Cash equivalents:
Commercial paper	$7,775	$—	$—	$7,775
	7,775	—	—	7,775
Short-term investments:
Commercial paper	147,860	—	—	147,860
Corporate bonds	46,836	(35)	—	46,801
U.S. Government and agency securities	62,638	(9)	12	62,641
	257,334	(44)	12	257,302
	$265,109	$(44)	$12	$265,077
The Company’s investments in marketable securities consist primarily of investments in debt securities, including U.S. government and agency securities and fixed-income funds. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability, and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.
See “Note 6—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Leases
As the lessee, the Company currently leases 225,135 square feet of real estate space for its corporate headquarters located in Brooklyn, New York, under a noncancelable lease that expires in 2026. The Company uses these facilities for its principal administration, technology and development, and engineering activities. The Company also leases office space for its offices in San Francisco, Hudson (New York), Dublin, and London. Additionally, the Company has short-term leases in other locations around the world that meet short-term lease criteria and are not recognized on the Consolidated Balance Sheets. Most leases include one or more options to renew, and the exercise of these options is at the Company’s sole discretion. The Company determined that its options to break or renew would not be reasonably certain in determining the expected lease term, and therefore are not included as part of its right-of-use assets and lease liabilities.
The Company entered into financing lease agreements with Dell Financial Services, LLC. (“DFS”) and ePlus Group, Inc. (“ePlus”) for hosting and computer equipment leases. The leases through DFS have a 36-month term, zero interest and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. The leases through ePlus have a 36-month term, interest rate of 3.71%-6.93% and are payable in equal monthly installments with a fair market value or a $1 buy-out option at the end of the lease term depending on the equipment.
In calculating the present value of the lease payments, the Company has elected to utilize its estimated incremental borrowing rate based on the remaining lease term and not the original lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The elements of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,277
Finance lease cost:
Amortization of right-of-use assets	3,370
Interest on lease liabilities	870
Total finance lease cost	4,240
Other lease income, net (1)	(59)
Total lease cost	$5,458

(1)	Other lease income, net includes short-term sublease income, short-term lease costs, and variable lease costs, which are immaterial.
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of March 31, 2019
Operating leases:
Other assets	$24,471
Other current liabilities	$4,247
Other liabilities	22,836
Total operating lease liabilities	$27,083

Finance leases:
Property and equipment, net	$68,810
Finance lease obligations—current	$9,927
Finance lease obligations—net of current portion	59,610
Total finance lease liabilities	$69,537

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted-average remaining lease term and weighted average discount rate for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Weighted average remaining lease term:
Operating leases	6.70 years
Finance leases	6.94 years
Weighted average discount rate:
Operating leases	4.26%
Finance leases	4.40%
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(800)
Operating cash flows used in finance leases	(864)
Finance cash flows used in finance leases	(2,745)
Future minimum lease payments under non-cancelable leases for the nine months ending December 31, 2019 and years ending December 31, 2020, 2021, 2022, 2023, and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2019	$3,913	$9,516
2020	4,801	11,351
2021	4,192	10,911
2022	4,190	10,530
2023	4,214	10,599
Thereafter	9,782	27,715
Total future minimum lease payments	31,092	80,622
Less imputed interest	4,009	11,085
Total	$27,083	$69,537

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table represents the Company’s commitments under its previous presentation of its capital, operating, and build-to-suit lease agreements as of December 31, 2018 (in thousands):

	Capital Lease Obligations	Operating Leases	Build-to-Suit Lease
Periods ending
2019	$4,392	$4,904	$9,451
2020	1,754	4,783	9,522
2021	481	4,185	10,354
2022	—	4,180	10,520
2023	—	4,205	10,599
Thereafter	—	9,760	27,715
Total minimum payments required	$6,627	$32,017	$78,161
Amounts representing interest	648
Present value of net minimum payments	5,979
Current maturities	3,884
Long-term payment obligations	$2,095
Note 9—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2019	As of December 31, 2018
Vendor accruals	$14,576	$17,817
Sales and use tax payable	10,384	12,232
Accrued bonus	5,651	12,906
Accrued vacation	3,113	3,787
Payroll-related liabilities	3,603	2,406
Other	2,796	10
Total accrued expenses	$40,123	$49,158
Note 10—Debt
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
During the first quarter of 2019, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their Notes during the second quarter of 2019. As of March 31, 2019, the Company had not received any conversion notices, and, as such, the Notes are not currently redeemable for cash and are therefore classified as long-term debt. As of March 31, 2019, the if-converted value of the Notes was approximately $294.4 million higher than the aggregate principal amount, or $639.4 million, offset in part by the capped call transactions described below.
The Company capitalized $10.0 million of debt issuance costs in connection with the Notes. Non-cash interest expense related to the Notes for the three months ended March 31, 2019 and 2018 was $3.7 million and $1.2 million, respectively. Total unamortized debt issuance costs related to the Notes were $6.3 million and $6.7 million as of March 31, 2019 and December 31, 2018, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

The estimated fair value of the Notes was $292.2 million and $279.1 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of March 31, 2019, there were no other material changes related to the Notes and Capped Call Transactions compared to that disclosed in the Annual Report.
Credit Agreement
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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.3 million as of March 31, 2019.
At March 31, 2019, the Company did not have any borrowings under the 2019 Credit Agreement, and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 11—Commitments and Contingencies
Legal Proceedings
From time to time in the normal course of business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s Consolidated Results of Operations or Cash Flows in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
Note 12—Stockholders’ Equity
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
The following table summarizes the Company’s share repurchase activity, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2018	5,032,648	$28.80	$145,000	$155,000
Repurchases of common stock for the three months ended:
March 31, 2019	532,412	51.64	27,500	(27,500)
Balance as of March 31, 2019	5,565,060	$32.84	$172,500	$127,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 13—Stock-based Compensation

During the three months ended March 31, 2019, the Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 2,395,434 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2019. At March 31, 2019, 31,831,808 shares were authorized under the 2015 Plan and 20,476,246 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended March 31,
	2019	2018
Volatility	39.5%	41.9% - 42.1%
Risk-free interest rate	2.5%	2.6% - 2.7%
Expected term (in years)	6.15	5.98 - 6.25
Dividend rate	—%	—%

The following table summarizes the activity for the Company’s options during the three months ended March 31, 2019 (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,890,994	$12.91
Granted	275,000	69.89
Exercised	(534,693)	11.09
Forfeited/Canceled	(98,150)	28.36
Outstanding at March 31, 2019	6,533,151	15.23	7.85	$340,424
Total exercisable at March 31, 2019	2,954,939		7.23	166,136
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three months ended March 31, 2019 and 2018 (in thousands except per share amounts):

	Three Months Ended March 31,
	2019	2018
Weighted-average grant date fair value of options granted	$29.55	$12.31
Intrinsic value of options exercised	28,523	9,799
Fair value of awards vested	6,083	2,930
The total unrecognized compensation expense at March 31, 2019 related to the Company’s options was $27.1 million, which will be recognized over an estimated weighted-average amortization period of 2.94 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company’s unvested RSUs during the three months ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	3,480,368	$22.87
Granted	736,574	67.95
Vested	(278,855)	13.54
Forfeited/Canceled	(229,001)	22.88
Unvested at March 31, 2019	3,709,086	32.52
The total unrecognized compensation expense at March 31, 2019 related to the Company’s unvested RSUs was $108.6 million, which will be recognized over an estimated weighted-average amortization period of 3.43 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,099	$546
Marketing	631	478
Product development	3,520	2,639
General and administrative	2,832	2,791
Total stock-based compensation expense	$8,082	$6,454

Total stock-based compensation expense in the three months ended March 31, 2019 and 2018 includes $0.3 million and $0.7 million in acquisition-related stock-based compensation expense, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019. This discussion, particularly information with respect to our outlook, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the “Risk Factors” section. For more information regarding key factors affecting our performance, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K, which we incorporate by reference.
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
We are focused on attracting potential buyers to the Etsy marketplace for “special” purchase occasions throughout the year and deepening engagement with our existing buyers by inspiring purchases across multiple categories and special occasions. These special purchase occasions can occur many times throughout the year and include shopping that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else. Special purchase occasions happen throughout the year when a buyer is decorating a home, dressing for an event, celebrating a special moment, or buying a gift for someone special.
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

Quarter Highlights
Total revenue was $169.3 million in the three months ended March 31, 2019, driven by growth in both Marketplace and Services revenue. In the three months ended March 31, 2019, we recorded net income of $31.6 million, and non-GAAP Adjusted EBITDA of $49.9 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of March 31, 2019, our marketplace connected 2.2 million active Etsy sellers and 41.0 million active Etsy buyers, in nearly every country in the world. In the three months ended March 31, 2019, Etsy sellers generated GMS of $1.0 billion of which approximately 58% came from purchases made on mobile devices. We are a global company and approximately 38% of our GMS in the three months ended March 31, 2019 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.

Other Operational Highlights

During the first quarter, we continued to build on our sustainable competitive advantage, including the following operational highlights:

•
Product experiment velocity increased to an all time high during the first quarter. Our initiatives focused on search relevance, listing quality and landing page experience which collectively improved the customer experience and fueled GMS growth.

•
We continued to develop a search and discovery experience that unlocks the value of the unique items in our marketplace. We improved search relevance by incorporating the item price as one of the many factors that impact listing prominence. We focused on our collection of unique items by enhancing the image quality for listings on desktop, our largest channel by device, which is intended to convert more visits into purchases.

•
We also focused on growth investments, such as our migration to Google Cloud. During the first quarter of 2019, we began serving our search traffic from Google Cloud, which is a major milestone in our search infrastructure and in our two-year migration plan, which we expect to be complete in early 2020.

•
Additionally, we progressed on our impact goals, including our ecological goal to build long-term resilience by eliminating our carbon impacts and fostering responsible resource use. In February, we began offsetting 100% of carbon emissions generated by shipping, which represent 98% of Etsy’s total emissions.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited key operating and financial metrics we use are:

	Three Months Ended March 31,		% Growth Y/Y
	2019	2018

	(in thousands, except percentages)
GMS	$1,024,028	$861,075	18.9%
Revenue	$169,339	$120,912	40.1%
Marketplace revenue	$126,130	$87,967	43.4%
Services revenue	$42,171	$32,605	29.3%
Net income	$31,579	$12,967	143.5%
Adjusted EBITDA	$49,867	$26,421	88.7%

Active sellers	2,227	1,970	13.0%
Active buyers	41,029	34,693	18.3%
Percent mobile GMS	58%	54%	400	bps
Percent international GMS	38%	35%	300	bps

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
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain and restructuring and other exit income. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is an Etsy seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace, Services, and Other Revenue fees discussed in “Note 2—Revenue.” An Etsy seller is identified by a unique e-mail address; a single person can have multiple Etsy seller accounts. We succeed when Etsy sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
March 31, 2019	18.9%	20.6%	(1.7)%	18.9%	20.6%	(1.7)%
December 31, 2018	22.3%	23.1%	(0.8)%	20.8%	20.4%	0.4%
September 30, 2018	20.4%	20.8%	(0.4)%	20.2%	19.2%	1.0%
June 30, 2018	20.4%	19.3%	1.1%	20.1%	18.5%	1.6%
March 31, 2018	19.8%	17.6%	2.2%	19.8%	17.6%	2.2%

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

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Revenue:
Marketplace	$126,130	$87,967
Services	42,171	32,605
Other	1,038	340
Total revenue	169,339	120,912
Cost of revenue	52,658	41,295
Gross profit	116,681	79,617
Operating expenses:
Marketing	35,444	26,194
Product development	24,947	20,721
General and administrative	24,647	18,904
Total operating expenses	85,038	65,819
Income from operations	31,643	13,798
Other expense, net	(206)	(817)
Income before income taxes	31,437	12,981
Benefit (provision) for income taxes	142	(14)
Net income	$31,579	$12,967

	Three Months Ended March 31,
	2019	2018
Revenue:
Marketplace	74.5%	72.8%
Services	24.9	27.0
Other	0.6	0.3
Total revenue	100.0	100.0
Cost of revenue	31.1	34.2
Gross profit	68.9	65.8
Operating expenses:
Marketing	20.9	21.7
Product development	14.7	17.1
General and administrative	14.6	15.6
Total operating expenses	50.2	54.4
Income from operations	18.7	11.4
Other expense, net	(0.1)	(0.7)
Income before income taxes	18.6	10.7
Benefit (provision) for income taxes	0.1	—
Net income	18.6%	10.7%

Comparison of Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$126,130	$87,967	$38,163	43.4%
Percentage of total revenue	74.5%	72.8%
Services	$42,171	$32,605	$9,566	29.3%
Percentage of total revenue	24.9%	27.0%
Other	$1,038	$340	$698	205.3%
Percentage of total revenue	0.6%	0.3%
Total revenue	$169,339	$120,912	$48,427	40.1%
GMS increased $163.0 million, or 18.9%, to $1.0 billion in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. On a currency-neutral basis GMS growth for the three months ended March 31, 2019 would have been 20.6%, or approximately 170 basis points higher than the reported 18.9% growth. Supporting this growth in GMS, active sellers increased 13.0% to 2.2 million, driven in large part by growth in international sellers, and active buyers increased 18.3% to 41.0 million at March 31, 2019 compared to March 31, 2018. In the three months ended March 31, 2019, GMS from new buyers grew 14% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the three months ended March 31, 2019, GMS from repeat buyers grew 21% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year.
During the three months ended March 31, 2019, mobile GMS increased as a percentage of total GMS to approximately 58%, up from approximately 54% for the three months ended March 31, 2018. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended March 31, 2019, international GMS increased as a percentage of total GMS to approximately 38%, up from approximately 35% for the three months ended March 31, 2018. International GMS was up approximately 28% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by GMS between U.S. buyers and international sellers and by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. International domestic GMS grew approximately 41% in the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three months ended March 31, 2019 would have been 33%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by our global product enhancements and marketing.
Revenue increased $48.4 million, or 40.1%, to $169.3 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, of which 74.5% consisted of Marketplace revenue and 24.9% consisted of Services revenue.
Marketplace revenue increased $38.2 million, or 43.4%, to $126.1 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This growth corresponded with a 18.9% increase in GMS to a total of $1.0 billion for the three months ended March 31, 2019. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Transaction revenue increased 94.0% year-over-year, primarily driven by changes in our pricing model, which drove approximately 79% of the 94.0% increase. Etsy Payments revenue increased 17.8%, largely driven by overall GMS growth trends. The share of GMS processed through our Etsy Payments platform was 85% in the three months ended March 31, 2019, slightly down from 86% in the three months ended March 31, 2018. Listing fee revenue grew 15.9%, driven by overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings for promotional activities focused on driving growth in our international markets.
Services revenue increased $9.6 million, or 29.3%, to $42.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 33.1%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements.

Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Cost of revenue	$52,658	$41,295	$11,363	27.5%
Percentage of total revenue	31.1%	34.2%
Cost of revenue increased $11.4 million, or 27.5%, to $52.7 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by hosting and bandwidth costs incurred as a result of our migration to the cloud while also maintaining our current infrastructure. The remaining fluctuation was driven by additional costs as a result of the increase in transactions and related revenue generated on the Etsy platform, which was partially offset by savings in credit card fees as a result of the transition to our redesigned payment account known as simplified shop finances in the fourth quarter of 2018. To a lesser extent, employee-related expenses and depreciation and amortization also increased year-over-year. Cost of revenue decreased as a percentage of revenue largely due to changes in our pricing model. We are ahead of schedule with our planned migration to the cloud and continue to expect that it will be completed in early 2020. We now anticipate spending more than $25 million on cloud migration costs in 2019, which includes implementation costs and costs related to cloud usage for growth initiatives.
Operating Expenses
We had 914 total employees on March 31, 2019, compared with 770 total employees on March 31, 2018 and 874 on December 31, 2018.
Marketing

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Marketing	$35,444	$26,194	$9,250	35.3%
Percentage of total revenue	20.9%	21.7%
Marketing expenses increased $9.3 million, or 35.3%, to $35.4 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of increased spend on digital marketing related to buyer acquisition. GMS from paid channels was 15% of overall GMS in the three months ended March 31, 2019, in line with the three months ended March 31, 2018. GMS from paid channels as a percentage of overall GMS decreased approximately 5% in the three months ended March 31, 2019 compared to the three months ended December 31, 2018, largely as a result of our reduction in direct marketing spend across certain channels. We expect increased direct marketing expense in the second quarter of 2019 compared to the first quarter of 2019 as we test new marketing channels, including television and digital video. We expect to generate incremental GMS from our marketing investments in 2019.

Product development

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Product development	$24,947	$20,721	$4,226	20.4%
Percentage of total revenue	14.7%	17.1%
Product development expenses increased $4.2 million, or 20.4%, to $24.9 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of an increase in employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount.
General and administrative

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
General and administrative	$24,647	$18,904	$5,743	30.4%
Percentage of total revenue	14.6%	15.6%
General and administrative expenses increased $5.7 million, or 30.4%, to $24.6 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. The increase in general and administrative expenses is also driven by increased employee-related expenses, mainly the result of an increase in average headcount.
Other Expense, net

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Other expense, net:
Interest expense	$(4,653)	$(3,764)	$(889)	23.6%
Percentage of total revenue	(2.7)%	(3.1)%
Interest and other income	$3,385	$1,097	$2,288	208.6%
Percentage of total revenue	2.0%	0.9%
Foreign exchange gain	$1,062	$1,850	$(788)	(42.6)%
Percentage of total revenue	0.6%	1.5%
Other expense, net	$(206)	$(817)	$611	(74.8)%
Percentage of total revenue	(0.1)%	(0.7)%
Other expense, net was $0.2 million in the three months ended March 31, 2019, which decreased $0.6 million from $0.8 million in the three months ended March 31, 2018. The decrease in expense was primarily driven by increased interest and dividend income related to our investment accounts, partially offset by higher interest expense, mainly non-cash interest related to our convertible debt issued in the first quarter of 2018, and the decrease in non-functional currency intercompany balances, and the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances.

Benefit (Provision) for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands except percentages)
Benefit (provision) for income taxes	$142	$(14)	$156	(1,114.3)%
Percentage of total revenue	0.1%	—%
Our income tax benefit and provision for the three months ended March 31, 2019 and 2018 was $0.1 million and $0.0 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax benefit for the three months ended March 31, 2019 were tax on pretax book income of $6.4 million, offset by a discrete tax benefit for stock based compensation of $6.7 million.
The primary driver of our income tax provision for the three months ended March 31, 2018 was the exclusion of certain foreign jurisdictions that were subject to a valuation allowance from the forecasted annual effective tax rate. For both periods, other drivers include a benefit related to our research and development tax credit.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; and restructuring and other exit income. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not consider the impact of foreign exchange gain;

•	Adjusted EBITDA does not consider the impact of restructuring and other exit income; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net income	$31,579	$12,967
Excluding:
Interest and other non-operating expense, net (1)	1,268	2,667
(Benefit) provision for income taxes	(142)	14
Depreciation and amortization (1)	10,142	6,320
Stock-based compensation expense (2)	8,082	6,454
Foreign exchange gain (3)	(1,062)	(1,850)
Restructuring and other exit income	—	(151)
Adjusted EBITDA	$49,867	$26,421

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters lease. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, we now account for our headquarters as a financing lease. Previously, we accounted for our headquarters under build-to-suit accounting requirements. For further information, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In the three months ended March 31, 2019 and 2018 those amounts are as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Interest expense	$696	$2,250
Depreciation	2,197	819

(2)	Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cost of revenue	$1,099	$546
Marketing	631	478
Product development	3,520	2,639
General and administrative	2,832	2,791
Total stock-based compensation expense	$8,082	$6,454

(3)	See “Results of Operations—Other Expense, net” for more information on the fluctuation in foreign exchange gain in the three months ended March 31, 2019 and 2018.
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable, net, and net working capital as of the date indicated:

As of March 31, 2019
(in thousands)
Cash and cash equivalents	$345,674
Short-term investments	276,432
Accounts receivable, net	10,789
Net working capital	575,326
As of March 31, 2019, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
We invest in short-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.
Sources of Liquidity
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. As of March 31, 2019, we had not received any conversion notices, and, as such, the Notes are not currently redeemable for cash and are therefore classified as long-term debt. For more information on the Notes, see “Note 10—Debt” in the Notes to Consolidated Financial Statements.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. See “Note 10—Debt” in the Notes to Consolidated Financial Statements for additional information.
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
Historical Cash Flows

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cash provided by (used in):
Operating activities	$31,458	$26,169
Investing activities	(22,004)	(45,653)
Financing activities	(29,307)	233,836
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
Net cash provided by operating activities was $31.5 million in the three months ended March 31, 2019, primarily driven by cash net income of $53.6 million as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $22.1 million in cash, driven by payment timing of payables and prepayments in the period.
Net cash provided by operating activities was $26.2 million in the three months ended March 31, 2018, primarily driven by cash net income of $25.8 million largely as a result of revenue generated on our platform and changes in our operating assets and liabilities that provided $0.4 million in cash.
Net Cash Used in Investing Activities
Our primary investing activities consist of sales, maturities and purchases of short-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $22.0 million in the three months ended March 31, 2019. This was primarily attributable to net purchases of marketable securities of $17.9 million and $4.1 million in capital expenditures, including $3.4 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments, such as our migration to Google Cloud.
Net cash used in investing activities was $45.7 million in the three months ended March 31, 2018. This was primarily attributable to net purchases of marketable securities of $42.4 million and $3.3 million in capital expenditures, including $3.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform, and $0.2 million for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of the Notes, payments related to capped call transactions (“Capped Call Transactions”) with the initial purchasers and/or their respective affiliates in connection with the Notes, proceeds from exercise of stock options, repurchases of common stock under share repurchase programs, payment of tax obligations on vested equity awards, payments on finance lease obligations and in 2018, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease prior to the adoption of ASC 842, Leases.
Net cash used in financing activities was $29.3 million in the three months ended March 31, 2019. This was primarily attributable to stock repurchases under the share repurchase program of $27.5 million and payment of tax obligations on vested equity awards of 5.7 million, partially offset by proceeds from the exercise of stock options of $5.9 million.
Net cash provided by financing activities was $233.8 million in the three months ended March 31, 2018. This was primarily attributable to proceeds from issuance of the Notes of $345.0 million, partially offset by stock repurchases under the share repurchase program of $68.6 million, payments of $34.2 million for the Capped Call Transactions, and $9.1 million of debt issuance cost payments.
Off Balance Sheet Arrangements
As of March 31, 2019, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At March 31, 2019, we did not have any borrowings under the 2019 Credit Agreement. For more information on 2019 Credit Agreement, see “Note 10—Debt” in the Notes to Consolidated Financial Statements.
As of March 31, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
Unrecognized tax benefits totaled $19.9 million and $18.8 million at March 31, 2019 and December 31, 2018, respectively. While the ultimate resolution and timing of these unrecognized tax positions remain uncertain, we do not expect this balance to significantly increase or decrease over the next 12 months.
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
We believe that the assumptions and estimates associated with revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price; leases, the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; purchase price allocations for business combinations and contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2019, compared to those discussed in the Annual Report, except as described below.
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

In the three months ended March 31, 2019, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2019 would have been 20.6%, or approximately 170 basis points higher than the reported 18.9% growth.

In the three months ended March 31, 2018, approximately 16% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2018 would have been 17.6%, or approximately 220 basis points lower than the reported 19.8% growth.

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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $4.5 million or approximately 2.6% of total revenue and a currency exchange loss of $21.1 million for the three months ended March 31, 2019. This compares to a revenue decrease of $1.1 million or 0.9% of total revenue and currency exchange loss of $28.7 million based on the same analysis performed for the three months ended March 31, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in GMS or revenue generated from Etsy sellers on our platform, including as a result of the seasonality of market transactions, and Etsy sellers’ use of services;

•	our ability to convert visits to Etsy.com into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining Etsy sellers and Etsy buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of product launches, including new services and features we may introduce;

•	the success of our marketing efforts;

•	economic and market conditions, such as currency fluctuations and adverse global events;

•
disruptions or defects in our marketplace, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

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

Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute our strategy, our ability to maintain our pace of product experiments coupled with the success of such initiatives and our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high-level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
Our business, financial performance and growth depends on our ability to attract and retain an active and engaged community of Etsy buyers and Etsy sellers.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers. For example, our revenue is driven by the number of active buyers and buyer engagement, as well as the number of active sellers and seller engagement. We must encourage buyers to return to Etsy and purchase items in our marketplace more frequently. We must also continue to encourage Etsy sellers to list items for sale and use our services.
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
We generated net income of $31.6 million, $77.5 million, and $81.8 million for the three months ended March 31, 2019 and the years ended December 31, 2018 and December 31, 2017, respectively, and incurred net losses of $29.9 million for the year ended December 31, 2016. However, we may not maintain profitability in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the United Kingdom’s decision to exit the European Union, or E.U., commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the three months ended March 31, 2019, approximately 81% of our GMS was denominated in U.S. dollars.
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
Some of the challenges we face in attracting and retaining employees include:

•	perceived uncertainties as to our commitment to our mission, guiding principles and culture;

•	skepticism regarding our ability to continue to accelerate GMS growth in the future;

•	continuing to offer competitive compensation and benefits;

•	enhancing engagement levels among existing employees and supporting their work-life balance;

•	attracting and retaining qualified employees who support our mission and guiding principles;

•	promotion opportunities for employees into leadership positions;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
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
Purchases made on mobile devices by consumers, including Etsy buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Etsy sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, Etsy sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both Etsy sellers and Etsy buyers who visit our mobile website using a browser on their mobile device, we depend on Etsy sellers and Etsy buyers using our mobile apps for the optimal mobile experience. Mobile web conversion rate is lower than our desktop and Buy on Etsy app conversion rates. Therefore, if mobile web visits continue to grow as a percentage of overall visits, it could be a headwind to future conversion rate gains and result in less GMS and revenue for us.
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
We rely upon third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, sanctions screening, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to change or terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and certain fraud prevention and detection tools may not be effective, which could lead to potential legal liability and negatively impact our business. In addition, Etsy and our third-party service providers may experience service outages from time to time that negatively impact payments on Etsy. We have in the past experienced, and may in the future experience, such service outages and, if we are unable to provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop listing new items for sale or even close their accounts altogether.
The laws and regulations that govern payments are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws relating to payments apply to Etsy and to comply with applicable laws and licensing regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, could cause us significant reputational damage, or could force us to stop offering Etsy Payments in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact payments on Etsy.
We plan to invest ongoing internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and tools to Etsy buyers and sellers. If we fail to invest adequate resources into payments on Etsy, or if our investment efforts are unsuccessful or unreliable, payments on Etsy may not function properly or keep pace with competitive offerings, which could negatively impact Etsy Payments usage and our marketplace. Further, our ability to expand Etsy Payments into additional countries is dependent upon the third-party providers we use to support this service. As we expand the availability of Etsy Payments to additional markets or offer new payment methods to Etsy sellers and Etsy buyers in the future, we may become subject to additional regulations, compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
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
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we are in the process of migrating from our data centers to Google Cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there will be occasional planned or unplanned downtime for our websites and apps and potential site delays, all of which will impact our sellers’ ability to conduct transactions and our buyers’ ability to purchase items. We may also need to divert engineering resources away from other important business operations, which could significantly harm our business and growth. Additionally, if the costs to migrate to Google Cloud are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2018, our common stock’s daily closing price on Nasdaq has ranged from a low of $17.73 to a high of $72.77 through May 3, 2019. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3) (4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
January 1 - 31, 2019 (1)	651,706	$50.88	532,412	$127,500
February 1 - 28, 2019	—	—	—	127,500
March 1 - 31, 2019 (1)	158	72.77	—	127,500
Total	651,864	$50.89	532,412	$127,500

(1)	The total number of shares purchased includes 119,452 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).

(2)	Average price paid per share excludes broker commissions.

(3)
On November 6, 2018, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The stock repurchase program has no expiration date.

(4)	All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement dated as of February 25, 2019, between Etsy, Inc., Citibank, N.A. and the other parties thereto.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X

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

ETSY, INC.
Date: May 8, 2019	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)