Form 10-Q
period 2019-06-30
ETSY INC
filed 2019-08-02
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-36911
__________________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware			20-4898921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

117 Adams Street	Brooklyn	NY	11201
(Address of principal executive offices)			(Zip code)
(718) 880-3660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock	$0.001 par value per share	ETSY	The Nasdaq Global Select Market
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

The number of shares of common stock outstanding as of July 26, 2019 was 120,459,900.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the cost and timing of our cloud migration, the impact of our strategy, marketing and product investments on future gross merchandise sales (“GMS”) and revenue growth, our economic, social and ecological impact strategy, goals and future plans and our expectations regarding increased hosting and bandwidth costs, marketing costs, and the timing and impact of our new and planned initiatives, including our free shipping initiative, the anticipated launch of our new unified ad platform, and our planned acquisition of Reverb Holdings, Inc. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share amounts)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$359,159	$366,985
Short-term investments	274,673	257,302
Accounts receivable, net of allowance for doubtful accounts of $2,868 and $4,720 as of June 30, 2019 and December 31, 2018, respectively	10,585	12,244
Prepaid and other current assets	34,647	22,686
Funds receivable and seller accounts	64,589	21,072
Total current assets	743,653	680,289
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $101,248 and $85,440 as of June 30, 2019 and December 31, 2018, respectively	128,409	120,179
Goodwill	37,342	37,482
Intangible assets, net of accumulated amortization of $10,332 and $7,378 as of June 30, 2019 and December 31, 2018, respectively	33,142	34,589
Deferred tax assets	23,319	23,464
Long-term investments	25,438	—
Other assets	25,131	507
Total assets	$1,021,775	$901,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,504	$26,545
Accrued expenses	55,687	49,158
Finance lease obligations—current	9,306	3,884
Funds payable and amounts due to sellers	64,589	21,072
Deferred revenue	8,011	7,478
Other current liabilities	8,413	3,925
Total current liabilities	166,510	112,062
Finance lease obligations—net of current portion	57,409	2,095
Deferred tax liabilities	32,642	30,455
Facility financing obligation	—	59,991
Long-term debt, net	284,011	276,486
Other liabilities	38,902	19,864
Total liabilities	579,474	500,953
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 120,335,524 and 119,771,702 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	120	120
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	573,611	562,033
Accumulated deficit	(124,015)	(153,442)
Accumulated other comprehensive loss	(7,415)	(7,813)
Total stockholders’ equity	442,301	400,898
Total liabilities and stockholders’ equity	$1,021,775	$901,851
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$181,095	$132,387	$350,434	$253,299
Cost of revenue	58,605	45,409	111,263	86,704
Gross profit	122,490	86,978	239,171	166,595
Operating expenses:
Marketing	45,994	28,941	81,438	55,135
Product development	28,765	23,568	53,712	44,289
General and administrative	29,883	21,707	54,530	40,611
Total operating expenses	104,642	74,216	189,680	140,035
Income from operations	17,848	12,762	49,491	26,560
Other (expense) income:
Interest expense	(4,678)	(6,125)	(9,331)	(9,889)
Interest and other income	3,391	2,438	6,776	3,535
Foreign exchange (loss) gain	(192)	(4,450)	870	(2,600)
Total other expense	(1,479)	(8,137)	(1,685)	(8,954)
Income before income taxes	16,369	4,625	47,806	17,606
Benefit (provision) for income taxes	1,854	(1,246)	1,996	(1,260)
Net income	$18,223	$3,379	$49,802	$16,346
Net income per share attributable to common stockholders:
Basic	$0.15	$0.03	$0.42	$0.14
Diluted	$0.14	$0.03	$0.38	$0.13
Weighted-average common shares outstanding:
Basic	120,198,526	119,450,194	119,848,289	120,819,201
Diluted	130,807,743	125,551,759	130,463,025	126,186,664

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,223	$3,379	$49,802	$16,346
Other comprehensive income (loss):
Cumulative translation adjustment	982	(276)	(79)	(152)
Unrealized gains (losses) on marketable securities, net of tax	378	9	477	(17)
Total other comprehensive income (loss)	1,360	(267)	398	(169)
Comprehensive income	$19,583	$3,112	$50,200	$16,177

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	8,616	—	—	8,616
Exercise of vested options	534,693	1	5,929	—	—	5,930
Vesting of restricted stock units, net of shares withheld	159,403	—	(5,672)	—	—	(5,672)
Stock repurchase	(532,412)	(1)	—	(27,491)	—	(27,492)
Other comprehensive loss	—	—	—	—	(962)	(962)
Net income	—	—	—	31,579	—	31,579
Balance as of March 31, 2019	119,933,386	$120	$570,906	$(142,238)	$(8,775)	$420,013
Stock-based compensation	—	—	11,280	—	—	11,280
Exercise of vested options	154,197	—	1,910	—	—	1,910
Vesting of restricted stock units, net of shares withheld	247,941	—	(10,485)	—	—	(10,485)
Other comprehensive income	—	—	—	—	1,360	1,360
Net income	—	—	—	18,223	—	18,223
Balance as of June 30, 2019	120,335,524	$120	$573,611	$(124,015)	$(7,415)	$442,301

Etsy, Inc.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	6,704	—	—	6,704
Exercise of vested options	887,906	1	10,248	—	—	10,249
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,184	—	—	54,184
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	104,849	—	(1,780)	—	—	(1,780)
Stock repurchase	(2,807,393)	(3)	—	(68,583)	—	(68,586)
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	12,967	—	12,967
Balance as of March 31, 2018	119,954,600	$120	$542,554	$(151,906)	$(6,281)	$384,487
Stock-based compensation	—	$—	$9,179	$—	$—	$9,179
Exercise of vested options	59,736	—	476	—	—	476
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	30	—	—	30
Vesting of restricted stock units, net of shares withheld	253,989	—	(6,118)	—	—	(6,118)
Stock repurchase	(722,941)	—	—	(21,075)	—	(21,075)
Other comprehensive loss	—	—	—	—	(267)	(267)
Net income	—	—	—	3,379	—	3,379
Balance as of June 30, 2018	119,545,384	$120	$546,121	$(169,602)	$(6,548)	$370,091

 The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$49,802	$16,346
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,919	15,071
Depreciation and amortization expense	19,952	12,677
Bad debt expense	4,146	1,961
Foreign exchange (gain) loss	(1,240)	2,849
Other non-cash losses, net	6,314	3,914
Deferred income taxes	(1,996)	(377)
Changes in operating assets and liabilities:
Current assets	(51,284)	(1,805)
Non-current assets	2,037	32
Current liabilities	37,626	11,848
Non-current liabilities	(2,982)	4,245
Net cash provided by operating activities	81,294	66,761
Cash flows from investing activities
Cash paid for asset acquisition	—	(35,323)
Purchases of property and equipment	(3,747)	(304)
Development of internal-use software	(4,669)	(8,146)
Purchases of marketable securities	(305,391)	(234,149)
Sales of marketable securities	265,852	50,472
Net cash used in investing activities	(47,955)	(227,450)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(16,157)	(7,898)
Repurchase of stock	(27,492)	(89,661)
Proceeds from exercise of stock options	7,840	10,725
Proceeds from issuance of convertible senior notes	—	345,000
Payment of debt issuance costs	(1,392)	(9,561)
Purchase of capped call	—	(34,224)
Payments on finance lease obligations	(5,475)	(3,421)
Payments on facility financing obligation	—	(5,469)
Other financing, net	2,072	1,023
Net cash (used in) provided by financing activities	(40,604)	206,514
Effect of exchange rate changes on cash	(561)	(3,447)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,826)	42,378
Cash, cash equivalents, and restricted cash at beginning of period	372,326	320,783
Cash, cash equivalents, and restricted cash at end of period	$364,500	$363,161

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$977	$812
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$2,637	$1,663
Additions to intangible assets included in other current liabilities	$1,720	$—
Debt issuance costs included in accounts payable and accrued expenses	$—	$406
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$333	$690
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2019	2018
Beginning balance:
Cash and cash equivalents	$366,985	$315,442
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$372,326	$320,783

Ending balance:
Cash and cash equivalents	$359,159	$357,820
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$364,500	$363,161
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
Correction of Errors
During the three months ended June 30, 2018, the Company recorded $2.8 million of revenue and $1.4 million of cost of revenue as corrections of errors related to the years ended December 31, 2017 and 2016. The Company has concluded that the errors and their correction were not material to the Consolidated Financial Statements for any of the periods impacted nor are they material to the 2018 Consolidated Financial Statements.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2019, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and the Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for new accounting standards adopted as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in these Notes to the Consolidated Financial Statements related to these three and six month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019 (the “Annual Report”).
During the first quarter of 2019, the Company adopted the accounting principles outlined within ASU 2016-02—Leases, as described below. There have been no additional material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities, and equity at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price of Etsy Plus; leases, determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; purchase price allocations for business combinations and contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services to help Etsy sellers generate more sales and scale their businesses. Revenues are recognized as the Company transfers control of promised goods or services to Etsy sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. With the exception of Etsy Shipping Labels, the Company’s revenues are recognized on a gross basis. Sales and usage-based taxes are excluded from revenues.
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
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting primarily of commercial paper, United States government and agency securities, and corporate bonds with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, consisting primarily of corporate bonds with original maturities of greater than twelve months but less than 37 months when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table provides cash and cash equivalents, and short- and long-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$359,159	$366,985
Short-term investments	274,673	257,302
Long-term investments	25,438	—
Total cash and cash equivalents, and short- and long-term investments	$659,270	$624,287

Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment, net, finance lease obligations, current, and finance lease obligations, net of current portion on the Company’s Consolidated Balance Sheets.
Most leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to recognize ROU assets and lease liabilities on the balance sheet for operating leases to increase the transparency and comparability. Disclosure requirements have been

Etsy, Inc.
Notes to Consolidated Financial Statements

enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted this standard in the first quarter of 2019, effective as of January 1, 2019, using the modified retrospective approach utilizing transition guidance introduced in ASU 2018-11—Leases: Targeted Improvements, and elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease identification, classification, and initial direct costs. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for our operating leases of $25.4 million and $27.8 million, respectively. Additionally, upon adoption the Company renamed its capital lease obligations, current and capital lease obligations, net of current to finance lease obligations, current and finance lease obligations, net of current portion, respectively, in the Consolidated Balance Sheets.
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
Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketplace revenue	$134,403	$91,306	$260,533	$179,273
Services revenue	45,896	39,507	88,067	72,112
Other revenue	796	1,574	1,834	1,914
Revenue	$181,095	$132,387	$350,434	$253,299
Marketplace Revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. On July 16, 2018, the Company increased the seller transaction fee from 3.5% to 5% of each completed transaction, and now applies it to the cost of shipping in addition to the cost of the item. Etsy Payments processing fees vary between 3 - 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. The Company earns additional fees on transactions in which currency conversions are performed.
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
Deferred Etsy Plus subscription revenues related to the enhanced features noted above are recognized ratably over the 30-day subscription period. Credits for Promoted Listings are recognized when used, or when the 30-day subscription period expires. Credits for listing fees are recognized over the four-month listing period when used, and any unused credits are recognized when the 30-day subscription period expires. The amount of revenue recognized in the six months ended June 30, 2019 that was included in the deferred balance at January 1, 2019 was $7.5 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Income Taxes
On December 22, 2017, the U.S. government enacted The Tax Cuts and Jobs Act (“The TCJA”) which includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) a partial limitation on the deductibility of business interest expense, and (3) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a quasiterritorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).
Effective January 1, 2018, the Company is subject to several provisions of The TCJA including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). For the GILTI and FDII computations, the Company recorded tax expense using the current available regulations and the technical guidance on the interpretations of The TCJA. The Company has recorded the impacts of The TCJA in our effective tax rate for the three and six months ended June 30, 2019 and have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI using the period cost method.
On June 21, 2019, the Internal Revenue Service issued final regulations relating to the GILTI and foreign tax credit provisions of the TCJA and proposed GILTI regulations for high-tax exception. The Company has evaluated the impact of the final and proposed GILTI regulations and concluded they were not material to the financial statements. The Company will continue to monitor the technical guidance of the proposed GILTI regulations.
The Company will continue to monitor the forthcoming regulations and additional guidance of the FDII and Base Erosion and Anti-Abuse Tax (“BEAT”) provisions under the TCJA, which are complex and subject to continuing regulatory interpretations.
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.0 million in the six months ended June 30, 2019, from $18.8 million at December 31, 2018 to $19.8 million at June 30, 2019. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $19.8 million at June 30, 2019. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax expense for the six months ended June 30, 2019 increased by $0.3 million, from $0.5 million at December 31, 2018 to $0.8 million at June 30, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$18,223	$3,379	$49,802	$16,346
Net income allocated to participating securities under the two-class method	(9)	(3)	(24)	(16)
Net income applicable to common stockholders—basic	18,214	3,376	49,778	16,330
Dilutive effect of net income allocated to participating securities under the two-class method	9	3	24	16
Net income attributable to common stockholders—diluted	$18,223	$3,379	$49,802	$16,346

Denominator:
Weighted-average common shares outstanding—basic (1)	120,198,526	119,450,194	119,848,289	120,819,201
Dilutive effect of assumed conversion of options to purchase common stock	4,667,849	3,964,746	4,764,942	3,559,951
Dilutive effect of assumed conversion of restricted stock units	1,693,130	2,053,861	1,841,363	1,733,777
Dilutive effect of assumed conversion of convertible debt	4,226,839	—	3,989,402	—
Dilutive effect of assumed conversion of restricted stock from acquisition	21,399	82,958	19,029	73,735
Weighted-average common shares outstanding—diluted	130,807,743	125,551,759	130,463,025	126,186,664

Net income per share attributable to common stockholders—basic	$0.15	$0.03	$0.42	$0.14
Net income per share attributable to common stockholders—diluted	$0.14	$0.03	$0.38	$0.13

(1)	22,993 and 23,759 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three and six months ended June 30, 2019, respectively.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	337,907	642,418	224,706	421,412
Restricted stock units	716,869	118,209	424,461	1,054,803
Total anti-dilutive securities	1,054,776	760,627	649,167	1,476,215

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Segment and Geographic Information
The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, (loss) income before income taxes, and net (loss) income by geographic area for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$119,670	$96,805	$232,934	$181,728
International	61,425	35,582	117,500	71,571
Revenue	$181,095	$132,387	$350,434	$253,299

United States (1)	$(11,897)	$8,017	$(6,902)	$5,752
International (2)	28,266	(3,392)	54,708	11,854
(Loss) income before income taxes	$16,369	$4,625	$47,806	$17,606

United States (1)	$(6,146)	$7,525	$2,546	$5,507
International (2)	24,369	(4,146)	47,256	10,839
Net (loss) income	$18,223	$3,379	$49,802	$16,346

(1)
The United States loss before income taxes in the three and six months ended June 30, 2019 and the net loss in the three months ended June 30, 2019 was primarily driven by a majority of operating expenses being incurred in the United States.

(2)
The International loss before income taxes and net loss in the three months ended June 30, 2018 was primarily driven by a foreign exchange loss related to the U.S. Dollar to Euro exchange rate fluctuations on the Company's intercompany and other non-functional currency balances.

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$272,246	$—	$—	$272,246
	272,246	—	—	272,246
Short-term investments:
Commercial paper	—	79,028	—	79,028
Corporate bonds	—	83,924	—	83,924
U.S. Government and agency securities	111,721	—	—	111,721
	111,721	162,952	—	274,673
Funds receivable and seller accounts:
Money market funds	20,308	—	—	20,308
	20,308	—	—	20,308
Long-term investments:
Corporate bonds	—	25,438	—	25,438
	—	25,438	—	25,438
	$404,275	$188,390	$—	$592,665

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$7,775	$—	$7,775
Money market funds	244,856	—	—	244,856
	244,856	7,775	—	252,631
Short-term investments:
Commercial paper	—	147,860	—	147,860
Corporate bonds	—	46,801	—	46,801
U.S. Government and agency securities	62,641	—	—	62,641
	62,641	194,661	—	257,302
Funds receivable and seller accounts:
Money market funds	9,229	—	—	9,229
	9,229	—	—	9,229
	$316,726	$202,436	$—	$519,162

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
The Company did not have any Level 3 instruments as of June 30, 2019 and December 31, 2018.
See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Disclosure of Fair Values

The Company’s financial instruments that are not remeasured at fair value include the Notes (see “Note 10—Debt”). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $303.5 million and $279.1 million as of June 30, 2019 and December 31, 2018, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
June 30, 2019
Short-term investments:
Commercial paper	$79,028	$—	$—	$79,028
Corporate bonds	83,778	—	146	83,924
U.S. Government and agency securities	111,575	—	146	111,721
	274,381	—	292	274,673
Long-term investments:
Corporate bonds	25,296	—	142	25,438
	25,296	—	142	25,438
	$299,677	$—	$434	$300,111
December 31, 2018
Cash equivalents:
Commercial paper	$7,775	$—	$—	$7,775
	7,775	—	—	7,775
Short-term investments:
Commercial paper	147,860	—	—	147,860
Corporate bonds	46,836	(35)	—	46,801
U.S. Government and agency securities	62,638	(9)	12	62,641
	257,334	(44)	12	257,302
	$265,109	$(44)	$12	$265,077

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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Leases
As the lessee, the Company currently leases 225,135 square feet of real estate space for its corporate headquarters located in Brooklyn, New York, under a noncancelable lease that expires in 2026. The Company uses these facilities for its principal administration, technology and development, and engineering activities. The Company also leases office space for its offices in San Francisco, Hudson (New York), Dublin, and London. Additionally, the Company has short-term leases in other locations around the world that meet short-term lease criteria and are not recognized on the Consolidated Balance Sheets. Most leases include one or more options to renew, and the exercise of these options is at the Company’s sole discretion. The Company determined that its options to break or renew would not be reasonably certain in determining the expected lease term, and therefore are not included as part of its ROU assets and lease liabilities.
The Company entered into financing lease agreements with Dell Financial Services, LLC. (“DFS”) and ePlus Group, Inc. (“ePlus”) for hosting and computer equipment leases. The leases through DFS have a 36-month term, zero interest, and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. The leases through ePlus have a 36-month term, interest rate of 3.71%-6.93%, and are payable in equal monthly installments with a fair market value or a $1 buy-out option at the end of the lease term depending on the equipment.
In calculating the present value of the lease payments, the Company has elected to utilize its estimated incremental borrowing rate based on the remaining lease term and not the original lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The elements of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,272	$2,550
Finance lease cost:
Amortization of right-of-use assets	3,320	6,690
Interest on lease liabilities	823	1,693
Total finance lease cost	4,143	8,383
Other lease cost, net (1)	126	68
Total lease cost	$5,541	$11,001

(1)	Other lease cost, net includes short-term sublease income, short-term lease costs, and variable lease costs, which are immaterial.
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of June 30, 2019
Operating leases:
Other assets	$23,410
Other current liabilities	$3,995
Other liabilities	21,638
Total operating lease liabilities	$25,633

Finance leases:
Property and equipment, net	$65,621
Finance lease obligations—current	$9,306
Finance lease obligations—net of current portion	57,409
Total finance lease liabilities	$66,715

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of June 30, 2019:

As of June 30, 2019
Weighted average remaining lease term:
Operating leases	6.52 years
Finance leases	6.75 years
Weighted average discount rate:
Operating leases	4.26%
Finance leases	4.37%

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(2,390)
Operating cash flows used in finance leases	(1,681)
Finance cash flows used in finance leases	(5,475)

Future minimum lease payments under non-cancelable leases for the six months ending December 31, 2019 and years ending December 31, 2020, 2021, 2022, 2023, and thereafter are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$2,313	$6,000
2020	4,793	11,400
2021	4,182	10,960
2022	4,177	10,547
2023	4,201	10,599
Thereafter	9,756	27,715
Total future minimum lease payments	29,422	77,221
Less imputed interest	3,789	10,506
Total	$25,633	$66,715

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table represents the Company’s commitments under its previous presentation of its capital, operating, and build-to-suit lease agreements as of December 31, 2018 (in thousands):

	Capital Lease Obligations	Operating Leases	Build-to-Suit Lease
Periods ending
2019	$4,392	$4,904	$9,451
2020	1,754	4,783	9,522
2021	481	4,185	10,354
2022	—	4,180	10,520
2023	—	4,205	10,599
Thereafter	—	9,760	27,715
Total minimum payments required	$6,627	$32,017	$78,161
Amounts representing interest	648
Present value of net minimum payments	5,979
Current maturities	3,884
Long-term payment obligations	$2,095

Note 9—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2019	As of December 31, 2018
Vendor accruals	$20,315	$17,817
Sales and use tax payable	14,013	12,232
Accrued bonus	11,246	12,906
Income tax payable	6,687	10
Payroll-related liabilities	2,604	2,406
Accrued vacation	822	3,787
Total accrued expenses	$55,687	$49,158

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
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarters ended March 31, 2019 and June 30, 2019, holders of the Notes were eligible to convert their Notes during the quarter ended June 30, 2019 and are eligible to convert their Notes during the third quarter of 2019. As of June 30, 2019, we received a conversion notice for an immaterial principal amount of Notes. When a conversion notice is received, the Company has the option to elect to redeem the shares in cash, common stock or a combination thereof. Accordingly, the Company cannot be required to redeem the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2019. As of June 30, 2019, the if-converted value of the Notes was approximately $238.7 million higher than the aggregate principal amount, or $583.7 million, offset in part by the Capped Call Transactions.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company capitalized $10.0 million of debt issuance costs in connection with the Notes. Non-cash interest expense related to the Notes for the three months ended June 30, 2019 and 2018 was $3.8 million and $3.6 million, respectively. Non-cash interest expense related to the Notes for the six months ended June 30, 2019 and 2018 was $7.5 million and $4.8 million, respectively. Total unamortized debt issuance costs related to the Notes were $5.9 million and $6.7 million as of June 30, 2019 and December 31, 2018, respectively.
The estimated fair value of the Notes was $303.5 million and $279.1 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of June 30, 2019, there were no other material changes related to the Notes and Capped Call Transactions compared to that disclosed in the Annual Report.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.3 million as of June 30, 2019.
At June 30, 2019, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
Note 11—Commitments and Contingencies
Legal Proceedings
From time to time in the normal course of business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s Consolidated Results of Operations, Cash Flows, or business and financial condition in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.
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
The following table summarizes the Company’s cumulative share repurchase activity of both programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (in thousands except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2018	5,032,648	$28.80	$145,000	$155,000
Repurchases of common stock for the three months ended:
March 31, 2019	532,412	51.64	27,500	(27,500)
June 30, 2019	—	—	—	—
Balance as of June 30, 2019	5,565,060	$32.84	$172,500	$127,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 13—Stock-Based Compensation

During the three and six months ended June 30, 2019, the Company granted stock options and restricted stock units (“RSUs”) under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 2,395,434 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2019. At June 30, 2019, 31,831,808 shares were authorized under the 2015 Plan and 20,697,053 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Volatility	39.2% - 39.5%	38.6% - 42.1%	39.2% - 39.5%	38.6% - 42.1%
Risk-free interest rate	1.9% - 2.4%	2.8% - 2.9%	1.9% - 2.5%	2.6% - 2.9%
Expected term (in years)	5.5 - 6.16	5.5 - 6.08	5.5 - 6.16	5.5 - 6.25
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company’s options during the six months ended June 30, 2019 (in thousands except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,890,994	$12.91
Granted	320,888	68.84
Exercised	(688,890)	11.38
Forfeited/Canceled	(186,644)	28.31
Outstanding at June 30, 2019	6,336,348	15.46	7.62	$293,334
Total exercisable at June 30, 2019	3,256,827	11.65	7.13	161,917

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three and six months ended June 30, 2019 and 2018 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average grant date fair value of options granted	$25.00	$13.51	$28.90	$12.50
Intrinsic value of options exercised	8,373	1,397	36,896	11,196
Fair value of awards vested	12,108	11,469	18,191	14,399

The total unrecognized compensation expense at June 30, 2019 related to the Company’s options was $24.5 million, which will be recognized over an estimated weighted-average amortization period of 2.69 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company’s unvested RSUs during the six months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	3,480,368	$22.87
Granted	868,828	67.48
Vested	(680,661)	18.65
Forfeited/Canceled	(385,591)	26.96
Unvested at June 30, 2019	3,282,944	35.07

The total unrecognized compensation expense at June 30, 2019 related to the Company’s unvested RSUs was $103.4 million, which will be recognized over an estimated weighted-average amortization period of 3.26 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,456	$927	$2,555	$1,473
Marketing	723	699	1,354	1,177
Product development	5,294	4,025	8,813	6,664
General and administrative	3,364	2,966	6,197	5,757
Total stock-based compensation expense	$10,837	$8,617	$18,919	$15,071

Total stock-based compensation expense in the three months ended June 30, 2019 and 2018 includes $0.4 million and $0.7 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the six months ended June 30, 2019 and 2018 includes $0.7 million and $1.4 million in acquisition-related stock-based compensation expense, respectively.
Note 14—Subsequent Event
On July 21, 2019, the Company entered into a definitive merger agreement to acquire Reverb Holdings Inc., a privately held marketplace for new, used, and vintage music gear. Pursuant to the merger agreement, the Company will acquire all of the outstanding capital stock of Reverb for $275 million in cash, subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of equity awards granted in connection with the transaction. The transaction is expected to close in late third quarter or early fourth quarter of 2019, subject to Hart-Scott-Rodino review and other customary closing conditions.

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

Quarter Highlights
Total revenue was $181.1 million and $350.4 million in the three and six months ended June 30, 2019, respectively, driven by growth in both Marketplace and Services revenue. In the three and six months ended June 30, 2019, we recorded net income of $18.2 million and $49.8 million, respectively, and non-GAAP Adjusted EBITDA of $39.7 million and $89.6 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of June 30, 2019, our marketplace connected 2.3 million active Etsy sellers and 42.7 million active Etsy buyers, in nearly every country in the world. In the three and six months ended June 30, 2019, Etsy sellers generated GMS of $1.1 billion and $2.1 billion, respectively, of which approximately 58% in each period came from purchases made on mobile devices. We are a global company and approximately 38% of our GMS in the three and six months ended June 30, 2019 came from transactions where either an Etsy seller or an Etsy buyer was located outside of the United States.

Definitive Merger Agreement

On July 21, 2019, we entered into a definitive merger agreement to acquire Reverb Holdings, Inc., a privately held marketplace for new, used, and vintage music gear for $275 million in cash, subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of equity awards to be granted in connection with the transaction. The transaction is expected to close in late third quarter or early fourth quarter of 2019, subject to Hart-Scott-Rodino review and other customary closing conditions. We believe this agreement with Reverb is a strategic fit that aligns with our mission to “Keep Commerce Human,” and we see a number of similarities between the levers of growth for Etsy and Reverb, including improving search and discovery, making selling and buying easier, and building a global brand and user community.

Other Operational Highlights

During the second quarter of 2019, we continued to build on our sustainable competitive advantage, including the following operational highlights:

•
We completed the test and design phase to make free shipping a core part of the Etsy shopping experience. In July, we began providing Etsy sellers with tools and support to make it easy for them to guarantee free shipping on orders of $35 or more to U.S. buyers.

•
We continued to utilize our marketing efforts to drive new and existing buyers to Etsy. We launched a new national television campaign, which had a positive impact on visits and purchase intent. We anticipate that our ongoing marketing investments will continue to help drive GMS in 2019.

•
Product experiment velocity increased to another record high. Our initiatives were primarily focused on capitalizing on our core competitive advantages, or our “Right to Win.” We launched several enhancements to make the home page more personalized and dynamic allowing buyers to more easily pick up where they left off on their most recent shopping mission. In addition, we continued to improve our mobile app incorporating signals and nudges throughout the app experience to fuel growth on our highest converting device.

•
We also focused on growth investments, such as our migration to Google Cloud. As of the end of the second quarter of 2019, we migrated a majority of our systems to Google Cloud, including our machine learning efforts, making progress on our two-year migration plan, which we expect to be complete in early 2020. We believe that our on-going migration to the cloud supports our product development efforts.

•
We made progress simplifying our marketing tools for sellers to enable them to more easily invest in their growth. Beginning in the third quarter of 2019, Promoted Listings, our on-site ads platform, and Google Shopping, an off-site marketing tool for Etsy sellers, will be streamlined into one unified ad platform, called Etsy Ads, where sellers can set a budget and allow Etsy to optimize between channels targeting a return on their spend. This is intended to be responsive to seller feedback and enhance the marketing experience on Etsy for sellers and help them drive sales more effectively through the new ads platform. With the shift to Etsy Ads, amounts spent on Google Shopping, which were previously recorded on a net basis in other revenue, will be recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited key operating and financial metrics we use are:

	Three Months Ended June 30,		% Growth (Decline) Y/Y		Six Months Ended June 30,		% Growth Y/Y
	2019	2018			2019	2018

	(in thousands, except percentages)
GMS	$1,094,829	$901,685	21.4%		$2,118,857	$1,762,760	20.2%
Revenue	$181,095	$132,387	36.8%		$350,434	$253,299	38.3%
Marketplace revenue	$134,403	$91,306	47.2%		$260,533	$179,273	45.3%
Services revenue	$45,896	$39,507	16.2%		$88,067	$72,112	22.1%
Net income	$18,223	$3,379	439.3%		$49,802	$16,346	204.7%
Adjusted EBITDA	$39,701	$27,695	43.4%		$89,568	$54,116	65.5%

Active sellers	2,333	1,983	17.7%		2,333	1,983	17.7%
Active buyers	42,742	35,830	19.3%		42,742	35,830	19.3%
Percent mobile GMS	58%	55%	300	bps	58%	55%	300	bps
Percent international GMS	38%	34%	400	bps	38%	34%	400	bps
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplace within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by Etsy. GMS is largely driven by transactions in our marketplace and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of Etsy sellers, the satisfaction of Etsy buyers, and the health, scale, and growth of our business. We define "Paid GMS" as GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses and restructuring and other exit expense (income). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2019	21.4%	22.8%	(1.4)%	20.2%	21.7%	(1.5)%
March 31, 2019	18.9%	20.6%	(1.7)%	18.9%	20.6%	(1.7)%
December 31, 2018	22.3%	23.1%	(0.8)%	20.8%	20.4%	0.4%
September 30, 2018	20.4%	20.8%	(0.4)%	20.2%	19.2%	1.0%
June 30, 2018	20.4%	19.3%	1.1%	20.1%	18.5%	1.6%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Revenue:
Marketplace	$134,403	$91,306	$260,533	$179,273
Services	45,896	39,507	88,067	72,112
Other	796	1,574	1,834	1,914
Total revenue	181,095	132,387	350,434	253,299
Cost of revenue	58,605	45,409	111,263	86,704
Gross profit	122,490	86,978	239,171	166,595
Operating expenses:
Marketing	45,994	28,941	81,438	55,135
Product development	28,765	23,568	53,712	44,289
General and administrative	29,883	21,707	54,530	40,611
Total operating expenses	104,642	74,216	189,680	140,035
Income from operations	17,848	12,762	49,491	26,560
Other expense, net	(1,479)	(8,137)	(1,685)	(8,954)
Income before income taxes	16,369	4,625	47,806	17,606
Benefit (provision) for income taxes	1,854	(1,246)	1,996	(1,260)
Net income	$18,223	$3,379	$49,802	$16,346

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Marketplace	74.2%	69.0%	74.3%	70.8%
Services	25.3	29.8	25.1	28.5
Other	0.4	1.2	0.5	0.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	32.4	34.3	31.8	34.2
Gross profit	67.6	65.7	68.2	65.8
Operating expenses:
Marketing	25.4	21.9	23.2	21.8
Product development	15.9	17.8	15.3	17.5
General and administrative	16.5	16.4	15.6	16.0
Total operating expenses	57.8	56.1	54.1	55.3
Income from operations	9.9	9.6	14.1	10.5
Other expense, net	(0.8)	(6.1)	(0.5)	(3.5)
Income before income taxes	9.0	3.5	13.6	7.0
Benefit (provision) for income taxes	1.0	(0.9)	0.6	(0.5)
Net income	10.1%	2.6%	14.2%	6.5%

Comparison of Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$134,403	$91,306	$43,097	47.2%
Percentage of total revenue	74.2%	69.0%
Services	$45,896	$39,507	$6,389	16.2%
Percentage of total revenue	25.3%	29.8%
Other	$796	$1,574	$(778)	(49.4)%
Percentage of total revenue	0.4%	1.2%
Total revenue	$181,095	$132,387	$48,708	36.8%
GMS increased $193.1 million, or 21.4%, to $1.1 billion in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. On a currency-neutral basis GMS growth for the three months ended June 30, 2019 would have been 22.8%, or approximately 140 basis points higher than the reported 21.4% growth. Supporting this growth in GMS, active sellers increased 17.7% to 2.3 million, driven in large part by growth in international sellers, and active buyers increased 19.3% to 42.7 million at June 30, 2019 compared to June 30, 2018. In the three months ended June 30, 2019, GMS from new buyers grew 19% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the three months ended June 30, 2019, GMS from repeat buyers grew 23% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year. During the second half of the year, we expect a positive impact on GMS related to the launch of our free shipping initiative.
During the three months ended June 30, 2019 mobile GMS increased as a percentage of total GMS to approximately 58%, up from approximately 55% for the three months ended June 30, 2018. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended June 30, 2019, international GMS increased as a percentage of total GMS to approximately 38%, up from approximately 34% for the three months ended June 30, 2018. International GMS was up approximately 33% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, driven by GMS between U.S. buyers and international sellers and by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. International domestic GMS grew approximately 50% in the three months ended June 30, 2019 compared with the three months ended June 30, 2018. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three months ended June 30, 2019 would have been 37%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by global product enhancements and marketing.
Revenue increased $48.7 million, or 36.8%, to $181.1 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, of which 74.2% of the total consisted of Marketplace revenue and 25.3% consisted of Services revenue.
Marketplace revenue increased $43.1 million, or 47.2%, to $134.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This growth corresponded with a 21.4% increase in GMS to a total of $1.1 billion for the three months ended June 30, 2019. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Transaction revenue increased 96.5% year-over-year, primarily driven by changes in our pricing model, which drove approximately 80% of the 96.5% increase. As of July 16, 2018, we increased our transaction fee from 3.5% to 5%, and now apply this fee to the cost of shipping in addition to the cost of the item. Etsy Payments revenue grew 23.4% largely driven by overall GMS growth trends. The share of GMS processed through our Etsy Payments platform was 87% in the three months ended June 30, 2019, slightly up from 86% in the three months ended June 30, 2018.

Services revenue increased $6.4 million, or 16.2%, to $45.9 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 31.9%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. This was partially offset by a decrease in Shipping Label revenue, which reflects a one-time adjustment in the second quarter of 2018 to recognize prior period revenue of $2.8 million. We expect that Services revenue will increase in the second half of the year for the amount spent on Google Shopping due to our new unified ad platform, Etsy Ads, which is expected to launch in the third quarter.
Other revenue decreased 49.4% to $0.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly attributable to a decrease in revenue related to our Google Shopping offering for Etsy sellers.
Cost of Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Cost of revenue	$58,605	$45,409	$13,196	29.1%
Percentage of total revenue	32.4%	34.3%
Cost of revenue increased $13.2 million, or 29.1%, to $58.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by cloud-related hosting and bandwidth costs and by increased Etsy Payments fees primarily incurred due to the corresponding increase in Etsy Payments revenue. Cost of revenue decreased as a percentage of revenue largely due to changes in our pricing model. We are ahead of schedule with our planned migration to the cloud and continue to expect that it will be completed in early 2020. We continue to anticipate spending more than $25 million on cloud migration costs in 2019, which includes implementation costs and costs related to cloud usage for growth initiatives. We expect that cost of revenue will increase in the second half of the year for the amount spent on Google Shopping due to the new Etsy Ads platform.
Operating Expenses

We had 950 total employees on June 30, 2019, compared with 814 total employees on June 30, 2018 and 874 on December 31, 2018.
Marketing

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Marketing	$45,994	$28,941	$17,053	58.9%
Percentage of total revenue	25.4%	21.9%
Marketing expenses increased $17.1 million, or 58.9%, to $46.0 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of increased spend on both digital and non-digital marketing related to buyer acquisition, including the launch of our new national television ad campaign. Paid GMS was 15% of overall GMS in the three months ended June 30, 2019, compared to 16% in the three months ended June 30, 2018. Paid GMS as a percentage of overall GMS decreased approximately 1% in the three months ended June 30, 2019 compared to the three months ended March 31, 2019, which we believe is a result of our television ad campaigns driving more organic traffic.

Product development

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Product development	$28,765	$23,568	$5,197	22.1%
Percentage of total revenue	15.9%	17.8%
Product development expenses increased $5.2 million, or 22.1%, to $28.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of an increase in employee-related expenses, including salary and benefits and stock-based compensation, mainly the result of an increase in average headcount.
General and administrative

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
General and administrative	$29,883	$21,707	$8,176	37.7%
Percentage of total revenue	16.5%	16.4%
General and administrative expenses increased $8.2 million, or 37.7%, to $29.9 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. The increase in general and administrative expenses is also driven by increased bad debt expense, primarily related to our collection efforts in countries not covered by Etsy Payments, acquisition-related expenses associated with Reverb, and increased employee-related expenses, mainly the result of an increase in average headcount. We expect a year-over-year increase in general and administrative expenses in the second half of 2019 related to these same drivers. However, general and administrative expenses as a percentage of revenue is expected to decrease in the second half of 2019 as compared to the first half of 2019.
Other Expense, net

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Other expense, net:
Interest expense	$(4,678)	$(6,125)	$1,447	(23.6)%
Percentage of total revenue	(2.6)%	(4.6)%
Interest and other income	$3,391	$2,438	$953	39.1%
Percentage of total revenue	1.9%	1.8%
Foreign exchange loss	$(192)	$(4,450)	$4,258	(95.7)%
Percentage of total revenue	(0.1)%	(3.4)%
Other expense, net	$(1,479)	$(8,137)	$6,658	(81.8)%
Percentage of total revenue	(0.8)%	(6.1)%
Other expense, net was $1.5 million in the three months ended June 30, 2019, which decreased $6.7 million from other expense, net of $8.1 million in the three months ended June 30, 2018. The decrease in expense was primarily driven by the decrease in non-functional currency intercompany balances, and the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances, and decreased interest expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. Additionally, interest and dividend income increased related to our investment accounts.

Benefit (Provision) for Income Taxes

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Benefit (provision) for income taxes	$1,854	$(1,246)	$3,100	(248.8)%
Percentage of total revenue	1.0%	(0.9)%
Our income tax benefit and provision for the three months ended June 30, 2019 and 2018 was $1.9 million and $1.2 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary driver of our income tax benefit for the three months ended June 30, 2019 was a discrete tax benefit for stock based compensation of $5.2 million partially offset by additional tax expense due to a change in forecasted pretax income of $3.1 million.
The primary drivers of our income tax provision for the three months ended June 30, 2018 were tax expense on pretax book income and nondeductible stock-based compensation of $3.2 million partially offset by a discrete tax benefit for stock-based compensation of $1.9 million, and the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate of $0.5 million.
Comparison of Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Revenue:
Marketplace	$260,533	$179,273	$81,260	45.3%
Percentage of total revenue	74.3%	70.8%
Services	$88,067	$72,112	$15,955	22.1%
Percentage of total revenue	25.1%	28.5%
Other	$1,834	$1,914	$(80)	(4.2)%
Percentage of total revenue	0.5%	0.8%
Total revenue	$350,434	$253,299	$97,135	38.3%
GMS increased $356.1 million, or 20.2%, to $2.1 billion in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. On a currency-neutral basis, GMS growth for the six months ended June 30, 2019 would have been 21.7%, or approximately 150 basis points higher than the reported 20.2% growth. Supporting this growth in GMS, active sellers increased 17.7% to 2.3 million, driven in large part by growth in international sellers, and active buyers increased 19.3% to 42.7 million at June 30, 2019 compared to June 30, 2018. In the six months ended June 30, 2019, GMS from new buyers grew 16% year-over-year and represented approximately 17% of overall GMS, a slight decrease compared to last year. In the six months ended June 30, 2019, GMS from repeat buyers grew 22% year-over-year and represented approximately 83% of overall GMS, a slight increase compared to last year.
During the six months ended June 30, 2019, mobile GMS increased as a percentage of total GMS to approximately 58%, up from approximately 55% for the six months ended June 30, 2018. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the six months ended June 30, 2019, international GMS increased as a percentage of total GMS to approximately 38%, up from approximately 34% for the six months ended June 30, 2018. International GMS was up approximately 31% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, driven by GMS between U.S. buyers and international sellers and by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. International domestic GMS grew approximately 46% in the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase in international

GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the six months ended June 30, 2019 would have been 35%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by our global product enhancements and marketing.
Revenue increased $97.1 million, or 38.3%, to $350.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, of which 74.3% consisted of Marketplace revenue and 25.1% consisted of Services revenue.
Marketplace revenue increased $81.3 million, or 45.3%, to $260.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This growth corresponded with a 20.2% increase in GMS to a total of $2.1 billion for the six months ended June 30, 2019. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Transaction revenue increased 95.3% year-over-year, primarily driven by changes in our pricing model, which drove approximately 80% of the 95.3% increase. Etsy Payments revenue increased 20.6%, largely driven by overall GMS growth trends. The share of GMS processed through our Etsy Payments platform was 86% in the six months ended June 30, 2019, in line with the six months ended June 30, 2018. Listing fee revenue grew 16.6%, driven by overall GMS growth.
Services revenue increased $16.0 million, or 22.1%, to $88.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The growth in Services revenue was primarily driven by an increase in Promoted Listings, up 32.5%. The increase in Promoted Listings revenue was due to higher click volume and overall product enhancements. This was partially offset by a decrease in Shipping Label revenue, which reflects a one-time adjustment in the second quarter of 2018 to recognize prior period revenue of $2.8 million.

Cost of Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Cost of revenue	$111,263	$86,704	$24,559	28.3%
Percentage of total revenue	31.8%	34.2%
Cost of revenue increased $24.6 million, or 28.3%, to $111.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by cloud-related hosting and bandwidth costs. The remaining fluctuation was driven by additional costs as a result of the increase in transactions and related revenue generated on the Etsy platform, which was partially offset by savings in credit card fees as a result of the transition to our redesigned payment account known as simplified shop finances in the fourth quarter of 2018. To a lesser extent, employee-related expenses, professional fees, and depreciation and amortization also increased year-over-year. Cost of revenue decreased as a percentage of revenue largely due to changes in our pricing model.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Marketing	$81,438	$55,135	$26,303	47.7%
Percentage of total revenue	23.2%	21.8%
Marketing expenses increased $26.3 million, or 47.7%, to $81.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of increased spend on both digital and non-digital marketing related to buyer acquisition, including the launch of our new national television ad campaign. Paid GMS was 15% of overall GMS in the six months ended June 30, 2019, in line with the six months ended June 30, 2018.
Product development

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Product development	$53,712	$44,289	$9,423	21.3%
Percentage of total revenue	15.3%	17.5%
Product development expenses increased $9.4 million, or 21.3%, to $53.7 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of an increase in employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount.
General and administrative

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
General and administrative	$54,530	$40,611	$13,919	34.3%
Percentage of total revenue	15.6%	16.0%
General and administrative expenses increased $13.9 million, or 34.3%, to $54.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. The increase in general and administrative expenses is also driven by increased employee-related expenses, mainly the result of an increase in average headcount, increased bad debt expense, primarily related to our collection efforts by countries not covered by Etsy Payments, and acquisition-related expenses associated with Reverb.

Other Expense, net

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Other expense, net:
Interest expense	$(9,331)	$(9,889)	$558	(5.6)%
Percentage of total revenue	(2.7)%	(3.9)%
Interest and other income	$6,776	$3,535	$3,241	91.7%
Percentage of total revenue	1.9%	1.4%
Foreign exchange gain (loss)	$870	$(2,600)	$3,470	(133.5)%
Percentage of total revenue	0.2%	(1.0)%
Other expense, net	$(1,685)	$(8,954)	$7,269	(81.2)%
Percentage of total revenue	(0.5)%	(3.5)%
Other expense, net was $1.7 million in the six months ended June 30, 2019, which decreased $7.3 million from $9.0 million in the six months ended June 30, 2018. The decrease in expense was primarily driven by the decrease in non-functional currency intercompany balances, and the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances, and increased interest and dividend income related to our investment accounts.
Benefit (Provision) for Income Taxes

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands except percentages)
Benefit (provision) for income taxes	$1,996	$(1,260)	$3,256	(258.4)%
Percentage of total revenue	0.6%	(0.5)%
Our income tax benefit and provision for the six months ended June 30, 2019 and 2018 was $2.0 million and $1.3 million, respectively. Our tax rate is affected by items that may differ between and among periods.
The primary drivers of our income tax benefit for the six months ended June 30, 2019 were tax on pretax book income of $8.1 million, tax on U.S. Tax Reform items of $1.6 million offset by a discrete tax benefit for stock based compensation of $11.9 million.
The primary drivers of our income tax provision for the six months ended June 30, 2018 were tax expense on pretax book income and nondeductible stock-based compensation of $4.6 million partially offset by a discrete tax benefit for stock-based compensation of $3.4 million, and the exclusion of certain foreign jurisdictions that are subject to a valuation allowance from the forecasted annual effective tax rate of $0.7 million.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses; and restructuring and other exit expense (income). Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of restructuring and other exit expense (income); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Net income	$18,223	$3,379	$49,802	$16,346
Excluding:
Interest and other non-operating expense, net (1)	1,287	3,687	2,555	6,354
(Benefit) provision for income taxes	(1,854)	1,246	(1,996)	1,260
Depreciation and amortization (1)	9,810	6,357	19,952	12,677
Stock-based compensation expense (2)	10,837	8,617	18,919	15,071
Foreign exchange loss (gain) (3)	192	4,450	(870)	2,600
Acquisition-related expenses (4)	1,206	—	1,206	—
Restructuring and other exit income	—	(41)	—	(192)
Adjusted EBITDA	$39,701	$27,695	$89,568	$54,116

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters lease. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, we now account for our headquarters as a financing lease. Previously, we accounted for our headquarters under build-to-suit accounting requirements. For further information, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In the three and six months ended June 30, 2019 and 2018 those amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Interest expense	$678	$2,249	$1,373	$4,499
Depreciation	2,197	819	4,395	1,638

(2)	Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,456	$927	$2,555	$1,473
Marketing	723	699	1,354	1,177
Product development	5,294	4,025	8,813	6,664
General and administrative	3,364	2,966	6,197	5,757
Total stock-based compensation expense	$10,837	$8,617	$18,919	$15,071

(3)	See “Results of Operations—Other Expense, net” for more information on the fluctuation in foreign exchange loss in the three and six months ended June 30, 2019 and 2018.

(4)	Acquisition-related expenses related to our planned acquisition of Reverb. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable, net, long-term investments, and net working capital as of the date indicated:

As of June 30, 2019
(in thousands)
Cash and cash equivalents	$359,159
Short-term investments	274,673
Accounts receivable, net	10,585
Long-term investments	25,438
Net working capital	577,143
As of June 30, 2019, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
We invest in short- and long-term instruments, including fixed-income funds and United States Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.

Sources of Liquidity
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. As of June 30, 2019, we received a conversion notice for an immaterial principal amount of Notes. When a conversion notice is received, we have the option to elect to redeem the shares in cash, common stock or a combination thereof. Accordingly, we cannot be required to redeem the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2019. For more information on the Notes, see “Note 10—Debt” in the Notes to Consolidated Financial Statements.
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
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months, including funding the acquisition of Reverb from existing cash and investment balances. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short-term investments are held in the United States. We fund our international operations from our funds held in the United States on an as-needed basis.
Historical Cash Flows

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Cash provided by (used in):
Operating activities	$81,294	$66,761
Investing activities	(47,955)	(227,450)
Financing activities	(40,604)	206,514

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
Net cash provided by operating activities was $81.3 million in the six months ended June 30, 2019, primarily driven by cash net income of $95.9 million as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $14.6 million in cash, driven by payment timing of payables and prepayments in the period.
Net cash provided by operating activities was $66.8 million in the six months ended June 30, 2018, primarily driven by cash net income of $52.4 million, largely as a result of revenue generated on our platform and leverage in our operating assets and liabilities that provided $14.3 million in cash.
Net Cash Used in Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities, cash paid to purchase intangible assets, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $48.0 million in the six months ended June 30, 2019. This was primarily attributable to net purchases of marketable securities of $39.5 million and $8.4 million in capital expenditures, including $4.7 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments, such as our migration to Google Cloud.
Net cash used in investing activities was $227.5 million in the six months ended June 30, 2018. This was primarily attributable to net purchases of marketable securities of $183.7 million and $35.3 million in cash paid for acquisition of a referral agreement with DaWanda, a German e-commerce marketplace, $8.5 million in capital expenditures, including $8.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include repurchases of common stock under share repurchase programs, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments on finance lease obligations and in 2018, proceeds from the issuance of the Notes, payments related to capped call transactions (“Capped Call Transactions”) with the initial purchasers and/or their respective affiliates in connection with the Notes, payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease prior to the adoption of ASC 842, Leases.
Net cash used in financing activities was $40.6 million in the six months ended June 30, 2019. This was primarily attributable to stock repurchases under the share repurchase program of $27.5 million, payment of tax obligations on vested equity awards of $16.2 million and payments on finance lease obligations of $5.5 million partially offset by proceeds from the exercise of stock options of $7.8 million.
Net cash provided by financing activities was $206.5 million in the six months ended June 30, 2018. This was primarily attributable to proceeds from issuance of the Notes of $345.0 million and proceeds from the exercise of stock options of $10.7 million, partially offset by stock repurchases under the share repurchase program of $89.7 million, payments of $34.2 million for the Capped Call Transactions, and $9.6 million of debt issuance cost payments.
Definitive Merger Agreement
On July 21, 2019, the Company entered into a definitive merger agreement to acquire Reverb Holdings Inc., a privately held marketplace for new, used, and vintage music gear. Pursuant to the merger agreement, the Company will acquire all of the outstanding capital stock of Reverb for $275 million in cash, subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of equity awards granted in connection with the transaction.
Off Balance Sheet Arrangements
As of June 30, 2019, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At June 30, 2019, we did not have any borrowings under the 2019 Credit Agreement. For more information on 2019 Credit Agreement, see “Note 10—Debt” in the Notes to Consolidated Financial Statements.
As of June 30, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.

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
We believe that the assumptions and estimates associated with revenue recognition, determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price of Etsy Plus; leases, determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; purchase price allocations for business combinations and contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2019, compared to those discussed in the Annual Report, except as described below.
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

In both the three and six months ended June 30, 2019, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and six months ended June 30, 2019 would have been 22.8% and 21.7%, respectively, or approximately 140 basis points higher than the reported 21.4% growth and 150 basis points higher than the reported 20.2% growth, respectively.

In the three and six months ended June 30, 2018, approximately 17% and 16%, respectively, of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and six months ended June 30, 2018 would have been 19.3% and 18.5%, respectively, or approximately 110 basis points lower than the reported 20.4% growth and 160 basis points lower than the reported 20.1% growth, respectively.

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

For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $9.2 million or approximately 2.6% of total revenue and a currency exchange loss of $23.4 million for the six months ended June 30, 2019. This compares to a revenue decrease of $2.2 million or 0.8% of total revenue and currency exchange loss of $36.5 million based on the same analysis performed for the six months ended June 30, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
the timing and success of product launches, including new services and features we may introduce, including our free shipping initiative and the planned launch of our unified ad platform, called Etsy Ads;

•	the success of our marketing efforts;

•	economic and market conditions, such as currency fluctuations and adverse global events;

•
disruptions or defects in our marketplace, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our existing business and future growth;

•	our ability to recruit and retain employees; and

•	the impact of our global corporate structure.
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

Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute our strategy, our ability to maintain our pace of product experiments coupled with the success of such initiatives and our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high-level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
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
We generated net income of $49.8 million, $77.5 million, and $81.8 million for the six months ended June 30, 2019 and the years ended December 31, 2018 and December 31, 2017, respectively, and incurred net losses of $29.9 million for the year ended December 31, 2016. However, we may not maintain profitability in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of Etsy sellers offering their goods in our marketplace could decline and the number of goods listed in our marketplace could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the United Kingdom’s decision to exit the European Union, or E.U., commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the six months ended June 30, 2019, approximately 81% of our GMS was denominated in U.S. dollars.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features and services including, for example, our recently announced free shipping initiative and the new unified ad platform, Etsy Ads. Etsy sellers and Etsy buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we experiment with new offerings or changes to our platform, Etsy sellers and Etsy buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
We rely upon third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, sanctions screening, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to change or terminate, Etsy sellers’ ability to receive orders or payment could be adversely affected and certain fraud prevention and detection tools may not be effective, which could increase costs, lead to potential legal liability, and negatively impact our business. In addition, Etsy and our third-party service providers may experience service outages from time to time that negatively impact payments on Etsy. We have in the past experienced, and may in the future experience, such service outages and, if we are unable to provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to Etsy sellers, some Etsy sellers may stop listing new items for sale or even close their accounts altogether.
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
We may expand our business through acquisitions of other businesses, which may divert management’s attention and/or prove to be unsuccessful, including our planned acquisition of Reverb.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in July 2019 we signed a definitive agreement to acquire Reverb Holdings, Inc. The Reverb acquisition is subject to Hart-Scott-Rodino review and other customary closing conditions, and we may not complete the acquisition within the time frame we anticipate or at all, which could have a negative impact on our business. Additionally, we may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, and the integration of this and possible future acquisitions may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The planned Reverb acquisition and any future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

•	integrating new businesses and technologies into our infrastructure;

•	implementing growth initiatives;

•	consolidating operational and administrative functions;

•	retaining and integrating key employees;

•	supporting and enhancing morale and culture;

•	maintaining or developing controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

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
We have adopted policies and procedures that are intended to ensure compliance with anti-corruption, anti-money laundering, export controls, and trade sanctions requirements. In addition, as stated elsewhere in these Risk Factors, we rely upon third-party service providers to perform certain underlying compliance, credit card processing identity verification, and fraud analysis services. If we or our service providers do not perform adequately, certain of our fraud prevention and detection tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.
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
Our procedures may not effectively reduce or eliminate our liability. For example, we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, In addition, we may be subject to civil or criminal liability for activities carried out by Etsy sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by Etsy sellers and Etsy buyers. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of Etsy sellers.
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
One or more states, the federal government, or other countries are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business could be harmed. For example, taxing authorities in many U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering related legislation. Additionally, the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, states or the federal government may adopt, or begin to enforce laws requiring Etsy sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on Etsy causes our marketplace to be less attractive to current and prospective Etsy buyers, which could materially impact our business, financial performance, and growth. Additionally, new legislation could require us or Etsy sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplace less attractive.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2018, our common stock’s daily closing price on Nasdaq has ranged from a low of $17.73 to a high of $72.77 through July 26, 2019. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report on Form 10-Q, as well as how those results and metrics compare to analyst and investor expectations;

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

•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	the amount and timing of our operating expenses and the success of any cost-savings actions we take;

•	changes in our Board of Directors or senior management team;

•	disruptions in our marketplace due to hardware, software or network problems, security breaches, or other issues;

•	the strength of the global economy or the economy in the jurisdictions in which we operate, currency fluctuations, and market conditions in our industry and those affecting members of our community;

•	the trading activity of our largest stockholders;

•	the number of shares of our common stock that are available for public trading;

•	litigation or other claims against us;

•	stockholder activism;

•	the performance of the equity markets in general and in our industry;

•	the operating performance of other similar companies;

•	changes in legal requirements relating to our business; and

•	any other factors discussed in this Quarterly Report on Form 10-Q.
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
We may issue additional common stock, convertible securities, or other equity in the future, including as a result of conversion of the outstanding Notes. We also issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
April 1 - 30, 2019 (1)	153,350	$68.16	—	$127,500
May 1 - 31, 2019	—	—	—	127,500
June 1 - 30, 2019 (1)	515	62.31	—	127,500
Total	153,865	$68.14	—	$127,500

(1)	The total number of shares purchased includes 153,865 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X

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

ETSY, INC.
Date: August 1, 2019	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)