Form 10-Q
period 2019-09-30
ETSY INC
filed 2019-10-31
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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

The number of shares of common stock outstanding as of October 25, 2019 was 118,488,696.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the strategic fit, benefit of and impact on our financial performance of our acquisition of Reverb Holdings, Inc. (“Reverb”), the impact of our strategy, marketing and product investments on future gross merchandise sales (“GMS”) and revenue growth, the cost and timing of our cloud migration, the impact of state sales tax laws as states continue to implement marketplace taxes and our free shipping initiative on our future financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$671,769	$366,985
Short-term investments	180,170	257,302
Accounts receivable, net of allowance for doubtful accounts of $5,291 and $4,720 as of September 30, 2019 and December 31, 2018, respectively	12,494	12,244
Prepaid and other current assets	43,934	22,686
Funds receivable and seller accounts	37,473	21,072
Total current assets	945,840	680,289
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $108,972 and $85,440 as of September 30, 2019 and December 31, 2018, respectively	153,262	120,179
Goodwill	138,474	37,482
Intangible assets, net of accumulated amortization of $13,005 and $7,378 as of September 30, 2019 and December 31, 2018, respectively	202,102	34,589
Deferred tax assets	22,380	23,464
Long-term investments	4,765	—
Other assets	27,034	507
Total assets	$1,499,198	$901,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,416	$26,545
Accrued expenses	70,325	49,158
Finance lease obligations—current	8,770	3,884
Funds payable and amounts due to sellers	37,473	21,072
Deferred revenue	7,434	7,478
Other current liabilities	7,289	3,925
Total current liabilities	154,707	112,062
Finance lease obligations—net of current portion	55,576	2,095
Deferred tax liabilities	83,130	30,455
Facility financing obligation	—	59,991
Long-term debt, net	776,127	276,486
Other liabilities	40,396	19,864
Total liabilities	1,109,936	500,953
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 118,449,657 and 119,771,702 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	119	120
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	637,176	562,033
Accumulated deficit	(236,510)	(153,442)
Accumulated other comprehensive loss	(11,523)	(7,813)
Total stockholders’ equity	389,262	400,898
Total liabilities and stockholders’ equity	$1,499,198	$901,851
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$197,947	$150,366	$548,381	$403,665
Cost of revenue	68,949	46,947	180,212	133,651
Gross profit	128,998	103,419	368,169	270,014
Operating expenses:
Marketing	50,098	39,516	131,536	94,651
Product development	32,465	24,418	86,177	68,707
General and administrative	32,203	20,748	86,733	61,359
Total operating expenses	114,766	84,682	304,446	224,717
Income from operations	14,232	18,737	63,723	45,297
Other (expense) income:
Interest expense	(5,077)	(6,135)	(14,408)	(16,024)
Interest and other income	2,883	2,367	9,659	5,902
Foreign exchange loss	(1,949)	(373)	(1,079)	(2,973)
Total other expense	(4,143)	(4,141)	(5,828)	(13,095)
Income before income taxes	10,089	14,596	57,895	32,202
Benefit for income taxes	4,712	5,298	6,708	4,038
Net income	$14,801	$19,894	$64,603	$36,240
Net income per share attributable to common stockholders:
Basic	$0.12	$0.17	$0.54	$0.30
Diluted	$0.12	$0.15	$0.51	$0.29
Weighted-average common shares outstanding:
Basic	120,351,095	119,870,711	120,090,291	120,469,066
Diluted	126,243,168	129,086,137	126,471,364	126,497,281
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14,801	$19,894	$64,603	$36,240
Other comprehensive loss:
Cumulative translation adjustment	(3,948)	(544)	(4,027)	(696)
Unrealized (losses) gains on marketable securities, net of tax of $97, $0, $97, and $0, respectively	(160)	5	317	(12)
Total other comprehensive loss	(4,108)	(539)	(3,710)	(708)
Comprehensive income	$10,693	$19,355	$60,893	$35,532
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	8,616	—	—	8,616
Exercise of vested options	534,693	1	5,929	—	—	5,930
Vesting of restricted stock units, net of shares withheld	159,403	—	(5,672)	—	—	(5,672)
Stock repurchase	(532,412)	(1)	—	(27,491)	—	(27,492)
Other comprehensive loss	—	—	—	—	(962)	(962)
Net income	—	—	—	31,579	—	31,579
Balance as of March 31, 2019	119,933,386	$120	$570,906	$(142,238)	$(8,775)	$420,013
Stock-based compensation	—	—	11,280	—	—	11,280
Exercise of vested options	154,197	—	1,910	—	—	1,910
Vesting of restricted stock units, net of shares withheld	247,941	—	(10,485)	—	—	(10,485)
Other comprehensive income	—	—	—	—	1,360	1,360
Net income	—	—	—	18,223	—	18,223
Balance as of June 30, 2019	120,335,524	$120	$573,611	$(124,015)	$(7,415)	$442,301
Stock-based compensation	—	—	12,323	—	—	12,323
Exercise of vested options	85,390	—	1,094	—	—	1,094
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,891	—	—	115,891
Purchase of capped call, net of taxes	—	—	(58,294)	—	—	(58,294)
Vesting of restricted stock units, net of shares withheld	173,660	1	(7,449)	—	—	(7,448)
Stock repurchase	(2,144,917)	(2)	—	(127,296)	—	(127,298)
Other comprehensive loss	—	—	—	—	(4,108)	(4,108)
Net income	—	—	—	14,801	—	14,801
Balance as of September 30, 2019	118,449,657	$119	$637,176	$(236,510)	$(11,523)	$389,262

Etsy, Inc.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	6,704	—	—	6,704
Exercise of vested options	887,906	1	10,248	—	—	10,249
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	54,184	—	—	54,184
Purchase of capped call, net of taxes	—	—	(26,243)	—	—	(26,243)
Vesting of restricted stock units, net of shares withheld	104,849	—	(1,780)	—	—	(1,780)
Stock repurchase	(2,807,393)	(3)	—	(68,583)	—	(68,586)
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	12,967	—	12,967
Balance as of March 31, 2018	119,954,600	$120	$542,554	$(151,906)	$(6,281)	$384,487
Stock-based compensation	—	—	9,179	—	—	9,179
Exercise of vested options	59,736	—	476	—	—	476
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	30	—	—	30
Vesting of restricted stock units, net of shares withheld	253,989	—	(6,118)	—	—	(6,118)
Stock repurchase	(722,941)	—	—	(21,075)	—	(21,075)
Other comprehensive loss	—	—	—	—	(267)	(267)
Net income	—	—	—	3,379	—	3,379
Balance as of June 30, 2018	119,545,384	$120	$546,121	$(169,602)	$(6,548)	$370,091
Stock-based compensation	—	—	9,563	—	—	9,563
Exercise of vested options	407,244	—	4,848	—	—	4,848
Vesting of restricted stock units, net of shares withheld	292,046	1	(9,239)	—	—	(9,238)
Stock repurchase	—	(1)	—	1	—	—
Other comprehensive loss	—	—	—	—	(539)	$(539)
Net income	—	—	—	19,894	—	19,894
Balance as of September 30, 2018	120,244,674	$120	$551,293	$(149,707)	$(7,087)	$394,619

 The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$64,603	$36,240
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	31,056	23,987
Depreciation and amortization expense	32,760	19,116
Bad debt expense	7,464	3,617
Foreign exchange loss	25	2,717
Other non-cash losses, net	9,836	6,914
Deferred income taxes	(6,708)	(4,038)
Changes in operating assets and liabilities, net of effects from purchase of acquired company:
Current assets	(23,131)	(24,874)
Non-current assets	2,839	32
Current liabilities	13,748	28,487
Non-current liabilities	(4,153)	4,678
Net cash provided by operating activities	128,339	96,876
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(271,353)	—
Cash paid for asset acquisition and intangible assets	(1,898)	(35,323)
Purchases of property and equipment	(5,889)	(442)
Development of internal-use software	(6,242)	(13,674)
Purchases of marketable securities	(318,221)	(359,182)
Sales of marketable securities	395,348	164,443
Net cash used in investing activities	(208,255)	(244,178)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(23,605)	(17,136)
Repurchase of stock	(154,790)	(89,661)
Proceeds from exercise of stock options	8,934	15,573
Proceeds from issuance of convertible senior notes	650,000	345,000
Payment of debt issuance costs	(11,142)	(9,962)
Purchase of capped call	(76,180)	(34,224)
Payments on finance lease obligations	(8,177)	(4,748)
Payments on facility financing obligation	—	(7,817)
Other financing, net	3,148	3,977
Net cash provided by financing activities	388,188	201,002
Effect of exchange rate changes on cash	(3,488)	(6,415)
Net increase in cash, cash equivalents, and restricted cash	304,784	47,285
Cash, cash equivalents, and restricted cash at beginning of period	372,326	320,783
Cash, cash equivalents, and restricted cash at end of period	$677,110	$368,068

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$1,163	$1,459
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,444	$1,354
Debt issuance costs included in accounts payable and accrued expenses	$900	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$657	$1,909
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2019	2018
Beginning balance:
Cash and cash equivalents	$366,985	$315,442
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$372,326	$320,783

Ending balance:
Cash and cash equivalents	$671,769	$362,727
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$677,110	$368,068
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, payments processing fees, advertising services, shipping label sales, Pattern fees, and Etsy Plus subscription fees.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 15, 2019, Etsy acquired all of the issued and outstanding capital stock of Reverb Holdings, Inc. (“Reverb”). The financial results of Reverb have been included in Etsy’s Consolidated Financial Statements from the date of acquisition. See “Note 5—Business Combinations.”
Correction of Errors
During the three months ended June 30, 2018, the Company recorded $2.8 million of revenue as a correction of an error related to the years ended December 31, 2017 and 2016. The Company has concluded that the error and its correction were not material to the Consolidated Financial Statements for any of the periods impacted nor are they material to the 2018 Consolidated Financial Statements.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2019, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and the Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for new accounting standards adopted as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period. The financial data and the other information disclosed in the Notes to the interim financial statements related to these three and nine month periods are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019 (the “Annual Report”).
During the first quarter of 2019, the Company adopted the accounting principles outlined within ASU 2016-02—Leases, as described below. There have been no additional material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities, and equity at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s subjective judgments include: revenue recognition, including determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price of Etsy Plus; leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; valuation of the acquired intangibles purchased in a business combination and

Etsy, Inc.
Notes to Consolidated Financial Statements

contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services to help sellers generate more sales and scale their businesses. Revenues are recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. With the exception of shipping labels, the Company’s revenues are recognized on a gross basis. Sales and usage-based taxes are excluded from revenues.
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
Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Net income in the diluted net income per share calculation is adjusted for income or loss from fair value adjustments on instruments accounted for as liabilities, but which may be settled in shares. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income per share by application of the treasury stock and if-converted methods. Since the Company expects to settle in cash the principal outstanding under the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) (see “Note 11—Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The Company uses the if-converted method when calculating the dilutive effect of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) for the reporting periods in 2019 and used the treasury stock method for the reporting periods in 2018.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
The following table provides cash and cash equivalents, and short- and long-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$671,769	$366,985
Short-term investments	180,170	257,302
Long-term investments	4,765	—
Total cash and cash equivalents, and short- and long-term investments	$856,704	$624,287

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
The Company adopted this standard in the first quarter of 2019, effective as of January 1, 2019, using the modified retrospective approach utilizing transition guidance introduced in ASU 2018-11—Leases: Targeted Improvements, and elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease identification, classification, and initial direct costs. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for its operating leases of $25.4 million and $27.8 million, respectively. Additionally, upon adoption the Company renamed its capital lease obligations, current and capital lease obligations, net of current to finance lease obligations, current and finance lease obligations, net of current portion, respectively, in the Consolidated Balance Sheets.
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
Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketplace revenue	$140,966	$110,927	$401,499	$290,200
Services revenue	56,319	38,194	144,386	110,306
Other revenue	662	1,245	2,496	3,159
Revenue	$197,947	$150,366	$548,381	$403,665
Etsy Marketplace revenue: The Company’s sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand ready performance obligation.
Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and fees for processing payments, including foreign currency payments. On July 16, 2018, the Company increased the Etsy seller transaction fee from 3.5% to 5% of each completed transaction, and now applies it to the cost of shipping in addition to the cost of the item. Payments processing fees vary between 3.0% to 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. The Company earns additional fees on transactions in which currency conversions are performed.

Etsy, Inc.
Notes to Consolidated Financial Statements

The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The transaction fee and payments processing fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees and payments processing fees are recorded net of refunds.
Reverb Marketplace revenue: The Reverb seller transaction fee is a variable fee, which is 3.5% of each completed transaction, including both the cost of the item and the shipping. There are no Reverb listing fees. Variable fees also include payments fees for processing payments, including foreign currency payments. Payments processing fees vary between 2.5% - 2.7% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the currency in which a listing is denominated.
Etsy Services revenue: Services revenue is derived from optional services offered to sellers, which primarily include advertising services, shipping labels, Pattern, and Etsy Plus.
Each service below represents an individual performance obligation that the Company must perform when an Etsy seller chooses to use the service.

•
Revenue from Promoted Listings, Etsy.com’s on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Esty.com marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked, at which time revenue is recognized. In the third quarter of 2019, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform called Etsy Ads, where Etsy sellers can set a budget, which allows Etsy to allocate that budget between channels, targeting optimal return on seller spend. Due to this new offering, Etsy no longer offers its Promoted Listings service as a standalone advertising service after September 30, 2019. Revenue from Etsy Ads consists of cost-per-click fees, which are nonrefundable and are charged to a seller’s Etsy bill when the ad is clicked, at which time revenue is recognized. The revenue the Company recognizes related to Etsy Ads is recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.

•
Revenue from shipping labels consists of fees an Etsy seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. The Company recognizes shipping label revenue when an Etsy seller purchases a shipping label. The Company recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Etsy seller. Shipping label revenue is recorded net of refunds.

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

Reverb Services revenue: Reverb has its own on-site advertising service called Bump advertising. Reverb sellers have the ability to determine their own ad rate as a percentage of their item’s final sale price. Revenue from Bump advertising is recognized at the time the item is sold. Reverb also provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. Reverb recognizes shipping label revenue when a Reverb seller purchases a shipping label. Reverb recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Reverb seller. Shipping label revenue is recorded net of refunds.
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
Credits for Promoted Listings are recognized when used, or when the 30-day subscription period expires. Credits for listing fees are recognized over the four-month listing period when used, and any unused credits are recognized when the 30-day subscription period expires. The amount of revenue recognized in the nine months ended September 30, 2019 that was included in the deferred balance at January 1, 2019 was $7.5 million.
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
Effective January 1, 2018, the Company is subject to several provisions of The TCJA including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). For the GILTI and FDII computations, the Company recorded tax expense using the current available regulations and the technical guidance on the interpretations of The TCJA. The Company has recorded the impacts of The TCJA in its effective tax rate for the three and nine months ended September 30, 2019 and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI using the period cost method.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.9 million in the nine months ended September 30, 2019, from $18.8 million at December 31, 2018 to $20.7 million at September 30, 2019. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $20.7 million at September 30, 2019. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax expense for the nine months ended September 30, 2019 increased by $0.5 million, from $0.5 million at December 31, 2018 to $1.0 million at September 30, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$14,801	$19,894	$64,603	$36,240
Net income allocated to participating securities under the two-class method	—	(10)	—	(17)
Net income applicable to common stockholders—basic	14,801	19,884	64,603	36,223
Dilutive effect of net income allocated to participating securities under the two-class method	—	10	—	17
Net income attributable to common stockholders—diluted	$14,801	$19,894	$64,603	$36,240

Denominator:
Weighted-average common shares outstanding—basic (1)	120,351,095	119,870,711	120,090,291	120,469,066
Dilutive effect of assumed conversion of options to purchase common stock	4,443,408	4,752,871	4,652,088	4,134,016
Dilutive effect of assumed conversion of restricted stock units	1,429,305	2,368,406	1,711,362	1,812,373
Dilutive effect of assumed conversion of convertible debt (2)	—	2,004,447	—	—
Dilutive effect of assumed conversion of restricted stock from acquisition	19,360	89,702	17,623	81,826
Weighted-average common shares outstanding—diluted	126,243,168	129,086,137	126,471,364	126,497,281

Net income per share attributable to common stockholders—basic	$0.12	$0.17	$0.54	$0.30
Net income per share attributable to common stockholders—diluted	$0.12	$0.15	$0.51	$0.29

(1)	57,482 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for each of the three and nine months ended September 30, 2018.

(2)
Since the Company expects to settle in cash the principal outstanding under the 2019 Notes (see “Note 11—Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The Company uses the if-converted method when calculating the dilutive effect of the 2018 Notes for the three and nine months ended September 30, 2019 and used the treasury stock method for the three and nine months ended September 30, 2018.

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	392,435	8,166	276,803	467,072
Restricted stock units	836,684	52,197	581,439	1,174,618
Convertible senior notes	3,647,693	—	3,877,636	—
Total anti-dilutive securities	4,876,812	60,363	4,735,878	1,641,690

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Business Combinations

On August 15, 2019, the Company acquired all of the outstanding capital stock of Reverb, a leading online marketplace dedicated to buying and selling new, used, and vintage musical instruments. The acquisition enables the Company to expand into a new vertical, with a company that has a similar strategy and business model. The total cash consideration paid was $271.4 million, net of cash acquired. The purchase consideration is subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of equity awards granted in connection with the transaction.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of synergies and acquisition of workforce. The resulting goodwill is not expected to be deductible for tax purpose.

The allocation of the purchase price has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, including tax estimates and potential indemnities, may be revised as additional information becomes available. The Company will finalize the acquisition accounting within the required measurement period of one year.

Purchase Price Allocation

The following table summarizes the estimated allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Reverb as of August 15, 2019 (the date of acquisition) (in thousands):

Initial Fair Value Estimate
Other current assets	$6,442
Funds receivable and seller accounts	5,578
Property and equipment other	1,543
Developed technology	30,300
Trademark	79,400
Customer relationships	93,500
Goodwill	102,039
Long-term investments	1,028
Other assets	3,225
Other net working capital	(208)
Funds payable and amounts due to sellers	(5,578)
Other current liabilities	(8,520)
Other liabilities	(2,497)
Deferred tax liability, net	(34,898)
Total purchase price	$271,354

Revenues and net loss of Reverb from August 15, 2019 (the date of acquisition) through September 30, 2019 were $6.0 million, and $3.2 million, respectively. Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $1.7 million and $2.9 million for the three and nine months ended September 30, 2019, respectively. They primarily related to advisory, legal, valuation and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018, the earliest period presented herein (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$203,632	$159,127	$577,156	$429,261
Net income	14,341	14,263	57,306	18,275

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, based on preliminary values of each asset and acquisition-related expenses. For the three and nine months ended September 30, 2019, the pro forma financial information excludes $3.4 million and $5.1 million, respectively of non-recurring acquisition-related expenses. For the nine months ended September 30, 2018, the pro forma financial information includes $1.0 million of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Goodwill

The change in the carrying amount of goodwill from December 31, 2018 to September 30, 2019 is as follows, with the addition primarily due to the acquisition of Reverb (in thousands):

Net Book Value
December 31, 2018	$37,482
Foreign currency translation adjustments	(1,047)
Business combination	102,039
September 30, 2019	$138,474

The Company has determined it has two operating segments, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance. As a result, the Company has determined it has two reporting units, and will perform the annual goodwill impairment test during the fourth quarter.

Intangible Assets
As of September 30, 2019, the gross book value and accumulated amortization of acquired intangible assets were as follows (in thousands, except years):

	As of September 30, 2019
	Gross book value	Accumulated amortization	Net book value	Estimated Useful Life
Trademark	$79,400	$662	$78,738	15 years
Customer relationships	93,500	779	92,721	15 years
Total acquired intangible assets	$172,900	$1,441	$171,459

As part of the acquisition, the Company recorded acquired intangible assets for customer relationships and trademark. These are both amortized on a straight-line basis over a period of 15 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Amortization expense from the acquisition of Reverb was $1.4 million for the period ended September 30, 2019 and was recorded in marketing expense. Based on amounts recorded at September 30, 2019, the Company will recognize acquired intangible asset amortization expense for the three months ending December 31, 2019 and years ending December 31, 2020, 2021, 2022, 2023 and thereafter as follows (in thousands):

Remainder of 2019	$2,882
2020	11,527
2021	11,527
2022	11,527
2023	11,527
Thereafter	122,469
Total amortization expense	$171,459

Developed Technology
At September 30, 2019, the gross book value and accumulated amortization of acquired developed technology classified in property and equipment, net was as follows (in thousands, except years):

	As of September 30, 2019
	Gross book value	Accumulated amortization	Net book value	Estimated Useful Life
Developed technology	$30,300	$1,263	$29,037	3 years

The developed technology is amortized on a straight-line basis over a period of 3 years. Amortization expense from the acquisition of Reverb was $1.3 million for the period ended September 30, 2019 and was recorded in cost of revenue.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Segment and Geographic Information
The Company has determined it has two operating segments, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, (loss) income before income taxes, and net income (loss) by geographic area for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$133,677	$103,514	$366,611	$285,242
International	64,270	46,852	181,770	118,423
Revenue	$197,947	$150,366	$548,381	$403,665

United States (1) (2)	$(1,190)	$(5,242)	$(8,092)	$510
International	11,279	19,838	65,987	31,692
(Loss) income before income taxes	$10,089	$14,596	$57,895	$32,202

United States (2)	$3,024	$(236)	$5,570	$5,271
International	11,777	20,130	59,033	30,969
Net income (loss)	$14,801	$19,894	$64,603	$36,240

(1)	The United States loss before income taxes in the three and nine months ended September 30, 2019 was primarily driven by a majority of operating expenses being incurred in the United States.

(2)
The United States loss before income taxes and net loss in the three months ended September 30, 2018 was primarily driven by non-cash interest expense related to the amortization of debt discount and transaction costs in connection with the convertible debt issued in the first quarter of 2018 and interest associated with the build-to-suit lease accounting related to the Company’s corporate headquarters. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, the Company now accounts for its headquarters as a financing lease.

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
The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$541,608	$—	$—	$541,608
	541,608	—	—	541,608
Short-term investments:
Commercial paper	—	42,001	—	42,001
Certificate of deposit	4,526	—	—	4,526
Corporate bonds	—	77,620	—	77,620
U.S. Government and agency securities	56,023	—	—	56,023
	60,549	119,621	—	180,170
Funds receivable and seller accounts:
Money market funds	7,906	—	—	7,906
	7,906	—	—	7,906
Long-term investments:
Certificate of deposit	1,030	—	—	1,030
Corporate bonds	—	690	—	690
U.S. Government and agency securities	3,045	—	—	3,045
	4,075	690	—	4,765
	$614,138	$120,311	$—	$734,449

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$7,775	$—	$7,775
Money market funds	244,856	—	—	244,856
	244,856	7,775	—	252,631
Short-term investments:
Commercial paper	—	147,860	—	147,860
Corporate bonds	—	46,801	—	46,801
U.S. Government and agency securities	62,641	—	—	62,641
	62,641	194,661	—	257,302
Funds receivable and seller accounts:
Money market funds	9,229	—	—	9,229
	9,229	—	—	9,229
	$316,726	$202,436	$—	$519,162

Level 1 instruments include certificates of deposit and investments in debt securities including money market funds and U.S. government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include investments in debt securities, including fixed-income funds consisting of investments in commercial paper and corporate bonds, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
The Company did not have any Level 3 instruments as of September 30, 2019 and December 31, 2018.
See “Note 8—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Disclosure of Fair Values

The Company’s financial instruments that are not remeasured at fair value include the 2018 Notes and 2019 Notes (see “Note 11—Debt”). The Company estimates the fair value of the 2018 Notes and 2019 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the 2018 Notes was $301.0 million and $279.1 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the 2019 Notes was $496.4 million as of September 30, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
September 30, 2019
Short-term investments:
Commercial paper	$41,977	$—	$25	$42,002
Certificate of deposit	4,526	—	—	4,526
Corporate bonds	77,378	—	242	77,620
U.S. Government and agency securities	55,927	—	95	56,022
	179,808	—	362	180,170
Long-term investments:
Certificate of deposit	1,030	—	—	1,030
Corporate bonds	687	—	3	690
U.S. Government and agency securities	3,039	—	6	3,045
	4,756	—	9	4,765
	$184,564	$—	$371	$184,935
December 31, 2018
Cash equivalents:
Commercial paper	$7,775	$—	$—	$7,775
	7,775	—	—	7,775
Short-term investments:
Commercial paper	147,860	—	—	147,860
Corporate bonds	46,836	(35)	—	46,801
U.S. Government and agency securities	62,638	(9)	12	62,641
	257,334	(44)	12	257,302
	$265,109	$(44)	$12	$265,077

The Company’s investments in marketable securities consist primarily of investments in commercial paper, certificates of deposit, and debt securities, including U.S. government and agency securities and fixed-income funds. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability, and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The Company evaluates fair values for each individual security in the investment portfolio.
See “Note 7—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Leases
As the lessee, the Company currently leases 225,135 square feet of real estate space for its corporate headquarters located in Brooklyn, New York, under a noncancelable lease that expires in 2026. The Company uses these facilities for its principal administration, technology and development, and engineering activities. The Company also leases office space for its offices in San Francisco, Hudson (New York), Chicago, Dublin, and London. Additionally, the Company has short-term leases in other locations around the world that meet short-term lease criteria and are not recognized on the Consolidated Balance Sheets. Most leases include one or more options to renew, and the exercise of these options is at the Company’s sole discretion. The Company determined that its options to break or renew would not be reasonably certain in determining the expected lease term, and therefore are not included as part of its ROU assets and lease liabilities.
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
The elements of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,383	$3,932
Finance lease cost:
Amortization of right-of-use assets	3,252	9,942
Interest on lease liabilities	778	2,470
Total finance lease cost	4,030	12,412
Other lease cost, net (1)	126	193
Total lease cost	$5,539	$16,537

(1)	Other lease cost, net includes short-term sublease income, short-term lease costs, and variable lease costs, which are immaterial.
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of September 30, 2019
Operating leases:
Other assets	$25,278
Other current liabilities	$4,491
Other liabilities	22,951
Total operating lease liabilities	$27,442

Finance leases:
Property and equipment, net	$62,687
Finance lease obligations—current	$8,770
Finance lease obligations—net of current portion	55,576
Total finance lease liabilities	$64,346

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of September 30, 2019:

As of September 30, 2019
Weighted average remaining lease term:
Operating leases	6.13 years
Finance leases	6.56 years
Weighted average discount rate:
Operating leases	4.26%
Finance leases	4.35%

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(3,811)
Operating cash flows used in finance leases	(2,452)
Finance cash flows used in finance leases	(8,177)

Future minimum lease payments under non-cancelable leases for the three months ending December 31, 2019 and years ending December 31, 2020, 2021, 2022, 2023, and thereafter are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$1,143	$2,579
2020	5,483	11,521
2021	4,884	11,080
2022	4,890	10,613
2023	4,929	10,599
Thereafter	9,913	27,720
Total future minimum lease payments	31,242	74,112
Less imputed interest	3,800	9,766
Total	$27,442	$64,346

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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2019	As of December 31, 2018
Sales and use tax payable	$25,236	$12,232
Vendor accruals	20,575	17,817
Accrued bonus	14,469	12,906
Income tax payable	6,196	10
Payroll-related liabilities	3,058	2,406
Accrued vacation	791	3,787
Total accrued expenses	$70,325	$49,158

Note 11—Debt
2019 Convertible Debt
In September 2019, the Company issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2019 Notes were $639.3 million after deducting the initial purchasers’ discount and offering expenses.
The 2019 Notes are convertible based upon an initial conversion rate of 11.4040 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $87.69 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. The Company will settle any conversions of the 2019 Notes in cash, shares of the Company’s common stock, or a combination thereof, with the form of consideration determined at the Company’s election. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of September 30, 2019.
The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding June 1, 2026, holders may convert all or a portion of their 2019 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any or all of the 2019 Notes called for redemption by the Company prior to the close of business on the business day immediately preceding June 1, 2026, holders may convert all or any portion of their 2019 Notes at any time prior to the close of business on the second scheduled trading day prior to the redemption date, even if the 2019 Notes are not otherwise convertible at such time; and (4) upon the occurrence of specified corporate events. On and after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be repurchased. Holders of 2019 Notes who convert their 2019 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2019 Notes. As of September 30, 2019, none of the conditions permitting the holders of the 2019 Notes to early convert have been met.
The 2019 Notes are general unsecured obligations of the Company. The 2019 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2019 Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 0% Convertible Senior Notes due 2023; are

Etsy, Inc.
Notes to Consolidated Financial Statements

effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s own stock, was determined by deducting the fair value of the liability component from the par value of the 2019 Notes. The difference between the principal amount of the 2019 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the 2019 Notes of approximately $154.0 million is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the 2019 Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The Company capitalized $10.7 million of debt issuance costs in connection with the 2019 Notes. Non-cash interest expense related to the 2019 Notes for both the three and nine months ended September 30, 2019 was $0.4 million. Total unamortized debt issuance costs were $8.1 million as of September 30, 2019.
The estimated fair value of the 2019 Notes was $496.4 million as of September 30, 2019. The estimated fair value of the 2019 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 7—Fair Value Measurements.”
2019 Capped Call Transactions
The Company used $76.2 million of the net proceeds from the 2019 Notes offering to enter into separate capped call transactions (“2019 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The 2019 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2019 Notes upon conversion of the 2019 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the 2019 Capped Call Transactions with such reduction and/or offset subject to a cap. The 2019 Capped Call Transactions have an initial cap price of $148.63 per share of the Company’s common stock, which represents a premium of 150% over the last reported sale price of the Company’s common stock on September 18, 2019, and is subject to certain adjustments under the terms of the 2019 Capped Call Transactions. Collectively, the 2019 Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2019 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2019 Notes.
The 2019 Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the 2019 Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.2 million as of September 30, 2019.
At September 30, 2019, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

2018 Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”) in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses. The Company used $34.2 million of the net proceeds from the 2018 Notes offering to enter into separate capped call transactions (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2019, holders of the 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2019. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of September 30, 2019. As of September 30, 2019, the if-converted value of the 2018 Notes was approximately $192.4 million higher than the aggregate principal amount, or $537.4 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company capitalized $10.0 million of debt issuance costs in connection with the 2018 Notes. Non-cash interest expense related to the 2018 Notes for the three months ended September 30, 2019 and 2018 was $3.8 million and $3.7 million, respectively. Non-cash interest expense related to the 2018 Notes for the nine months ended September 30, 2019 and 2018 was $11.4 million and $8.5 million, respectively. Total unamortized debt issuance costs related to the 2018 Notes were $5.6 million and $6.7 million as of September 30, 2019 and December 31, 2018, respectively.
The estimated fair value of the 2018 Notes was $301.0 million and $279.1 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the 2018 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 7—Fair Value Measurements.”
As of September 30, 2019, there were no other material changes related to the 2018 Notes and 2018 Capped Call Transactions compared to that disclosed in the Annual Report.
Note 12—Commitments and Contingencies
Long-Term Debt
In September 2019, the Company issued the 2019 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased. For more information on the 2019 Notes, see “Note 11—Debt.”
Legal Proceedings
From time to time in the normal course of business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s Consolidated Results of Operations, Cash Flows, or business and financial condition in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business.
Note 13—Stockholders’ Equity
In September 2019, the Board of Directors approved a concurrent stock repurchase with the pricing of the 2019 Notes, pursuant to which the Company repurchased $124.5 million, or 2,094,196 shares of its common stock. This authorization was only applicable concurrent with the issuance of the 2019 Notes and, therefore, there are no further purchases authorized under this approval.
In November 2018, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $200 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors.
In November 2017, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $100 million of its common stock. The program was completed in the second quarter of 2018.
Under the stock repurchase programs, the Company was able to purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s cumulative share repurchase activity of both programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) and excluding the concurrent stock repurchase with the pricing of the 2019 Notes (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2018	5,032,648	$28.80	$145,000	$155,000
Repurchases of common stock for the three months ended:
March 31, 2019	532,412	51.64	27,500	(27,500)
June 30, 2019	—	—	—	—
September 30, 2019	50,721	55.16	2,798	(2,798)
Balance as of September 30, 2019	5,615,781	$31.20	$175,298	$124,702
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchased shares of common stock have been retired.
Note 14—Stock-Based Compensation

During the three and nine months ended September 30, 2019, the Company granted stock options and RSUs under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 2,395,434 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2019. At September 30, 2019, 31,831,808 shares were authorized under the 2015 Plan and 20,584,299 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Volatility	39.2%	47.8%	39.2% - 39.5%	38.6% - 47.8%
Risk-free interest rate	1.9%	2.8%	1.9% - 2.4%	2.6% - 2.9%
Expected term (in years)	6.2	6.1	5.5 - 6.2	5.5 - 6.3
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company’s options during the nine months ended September 30, 2019 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,890,994	$12.91
Granted	360,258	68.10
Exercised	(774,280)	11.54
Forfeited/Canceled	(197,518)	29.87
Outstanding at September 30, 2019	6,279,454	15.71	7.43	$260,259
Total exercisable at September 30, 2019	3,500,255	11.63	7.02	157,057

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested during the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average grant date fair value of options granted	$25.40	$25.00	$28.52	$15.53
Intrinsic value of options exercised	3,787	13,493	40,683	24,690
Fair value of awards vested	7,047	8,783	25,238	23,182

The total unrecognized compensation expense at September 30, 2019 related to the Company’s options was $22.6 million, which will be recognized over an estimated weighted-average amortization period of 2.53 years.
The following table summarizes the activity for the Company’s unvested RSUs during the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	3,480,368	$22.87
Granted	1,174,459	64.69
Vested	(977,069)	18.47
Forfeited/Canceled	(484,216)	29.20
Unvested at September 30, 2019	3,193,542	38.63

The total unrecognized compensation expense at September 30, 2019 related to the Company’s unvested RSUs was $107.4 million, which will be recognized over an estimated weighted-average amortization period of 3.07 years.
Total stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,574	$894	$4,129	$2,367
Marketing	1,196	642	2,550	1,819
Product development	5,752	4,697	14,566	11,361
General and administrative	3,615	2,683	9,811	8,440
Total stock-based compensation expense	$12,137	$8,916	$31,056	$23,987

Total stock-based compensation expense in the three months ended September 30, 2019 and 2018 includes $0.6 million and $0.7 million in acquisition-related stock-based compensation expense, respectively. Total stock-based compensation expense in the nine months ended September 30, 2019 and 2018 includes $1.3 million and $2.2 million in acquisition-related stock-based compensation expense, respectively.
During the three and nine months ended September 30, 2018, the Company incurred non-cash stock-based compensation expense of $1.0 million resulting from the modification of stock options and RSUs in connection with the departure of the Company’s Chief Operating Officer (“COO”), effective January 2, 2019 (the “Departure Date”). As per the agreement between the Company and the COO, all unvested options and RSUs granted in 2016 and 2017 became fully vested on the Departure Date. The Company recognized a total of $6.2 million of expense relating to the modification, $1.0 million of which was recognized in the third quarter of 2018, as described above, and $5.2 million of which was recognized in the fourth quarter of 2018.

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
In August 2019, Etsy acquired Reverb Holdings, Inc. (“Reverb”), a leading global online marketplace dedicated to buying and selling new, used, and vintage musical instruments, with a vibrant community of buyers and sellers all over the world. Reverb, now a wholly-owned subsidiary of Etsy, is included in all financial and other metrics from August 15, 2019 (the date of acquisition), unless otherwise noted.
Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale, completing transactions between a buyer and a seller, and using our payments services to process payments, including foreign currency payments.
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services include advertising services, which allows sellers to pay for prominent placement of their listings in search results; shipping labels, which allows sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels; Pattern, a service that allows sellers to build custom websites; and Etsy Plus, a subscription offering that provides sellers with enhanced tools and credits for use on our platform.
We also generate additional revenue through our commercial partnerships, which is classified as other revenue.
Our strategy is focused on growing the Etsy marketplace in our six core geographies and building a sustainable competitive advantage around four areas of our business that we believe differentiate us from our competitors, or what we call our “Right to Win.” The foundation of Etsy’s competitive advantage is our collection of unique items, which, we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other ecommerce platforms and marketplaces. Our investments in product, marketing, and talent will be focused on capitalizing on these four areas of our business. Ultimately, the goal of our long-term strategy is to drive more new buyers to our websites, give existing buyers reasons to come back more often, and fuel success for our sellers.
Quarter Highlights
Total revenue was $197.9 million and $548.4 million in the three and nine months ended September 30, 2019, respectively, driven by growth in both Marketplace and Services revenue. In the three and nine months ended September 30, 2019, we recorded net income of $14.8 million and $64.6 million, respectively, and non-GAAP Adjusted EBITDA of $42.1 million and $131.6 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of September 30, 2019, our marketplaces connected 2.6 million active sellers and 44.8 million active buyers, in nearly every country in the world. In the three and nine months ended September 30, 2019, sellers generated GMS of $1.2 billion and $3.3 billion, respectively, of which approximately 59% in each period came from purchases made on mobile devices. We are a global company and approximately 36% and 38% of our GMS in the three and nine months ended September 30, 2019, respectively, came from transactions where either a seller or a buyer was located outside of the United States.

Acquisition of Reverb
On August 15, 2019, we acquired all of the outstanding capital stock of Reverb. The total consideration was $271.4 million, net of cash acquired and subject to final purchase price adjustments. We believe the acquisition of Reverb is a strategic fit that aligns with our mission to “Keep Commerce Human,” and we see a number of similarities between the levers of growth for Etsy and Reverb, including improving search and discovery, making selling and buying easier, and building a global brand and user community.

Convertible Debt Offering

In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of our common stock. The net proceeds from the sale of the 2019 Notes were $639.3 million after deducting the initial purchasers' discount and offering expenses. The 2019 Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased.

We used $76.2 million of the net proceeds from the 2019 Notes offering to enter into separate capped call transactions (“2019 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The 2019 Capped Call Transactions effectively increase the premium for conversion of the 2019 Notes at maturity to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2019 Notes and offset any payments we make upon conversion.
In addition, we used $124.5 million of the net proceeds from the 2019 Notes to repurchase 2,094,196 shares of our common stock. We intend to use the remainder of the net proceeds from the 2019 Notes for general corporate purposes.

For more information on the 2019 Notes and 2019 Capped Call Transactions, see “Note 11—Debt” in the Notes to Consolidated Financial Statements.

Other Operational Highlights

During the third quarter of 2019, we continued to build on our sustainable competitive advantage, including the following operational highlights:

•
In July, we began providing Etsy.com sellers with tools and support to make it easy for them to offer free shipping on orders of $35 or more to U.S. buyers. In September, we launched a campaign to notify our buyers of this new program, highlighting shops that are offering free shipping on their orders. As of the end of the third quarter, 62% of items on the Etsy marketplace offered free shipping to U.S. buyers and 74% of U.S. listing views were eligible to ship for free.

•
We continued to utilize our marketing efforts to drive new and existing buyers to Etsy.com. We launched our 2019 holiday television campaign in September, which highlights that Etsy.com is the destination for all things special, for moments big and small throughout the holiday season, and also highlights that millions of items are available to ship for free. We anticipate that our ongoing marketing investments will continue to help drive GMS in 2019.

•
We continued to focus on capitalizing on our core competitive advantages, or our “Right to Win.” As a result of migrating our Etsy.com search efforts to Google Cloud, we made a foundational upgrade to our ranking algorithms, which will continue to enable us to provide more relevant search results to buyers on the Etsy.com platform. In addition, we continued to improve our mobile app, highlighting items that are similar to items buyers have made a favorite in the past, launched variation photos, and integrated several shipping solutions, all geared to helping improve their shopping experience. We also launched a regional sales feature, which allows for sellers to set a country-specific sale, with a focus on their domestic listings.

•
We made progress simplifying our marketing tools for sellers to enable them to more easily invest in their growth. In the third quarter of 2019, we streamlined Promoted Listings, Etsy.com’s on-site ads platform, and Google Shopping, an off-site marketing tool for Etsy.com sellers, into one unified ad platform, called Etsy Ads. Etsy Ads enables Etsy sellers to set a budget and Etsy then allocates that budget between channels, targeting optimal return on seller spend. This is intended to be responsive to seller feedback and enhance the marketing experience on Etsy.com for sellers and help them drive sales more effectively through the new ads platform. With the launch of Etsy Ads, our Promoted Listings service is no longer offered as a standalone advertising option, effective starting the fourth quarter of 2019.

•
On August 15, 2019 we acquired Reverb, a privately held marketplace for new, used, and vintage music gear. The financial results of Reverb have been included in our consolidated financial statements from the date of acquisition.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Reverb have been included in our consolidated financial results (“Consolidated”) from August 15, 2019 (the date of acquisition). The unaudited key operating and financial metrics we use are:

	Three Months Ended September 30,		% Growth (Decline) Y/Y		Nine Months Ended September 30,		% Growth Y/Y
	2019	2018			2019	2018

	(in thousands, except percentages)
GMS (1)	$1,200,371	$922,513	30.1%		$3,319,228	$2,685,273	23.6%
Revenue (2)	$197,947	$150,366	31.6%		$548,381	$403,665	35.9%
Marketplace revenue	$140,966	$110,927	27.1%		$401,499	$290,200	38.4%
Services revenue	$56,319	$38,194	47.5%		$144,386	$110,306	30.9%
Net income	$14,801	$19,894	(25.6)%		$64,603	$36,240	78.3%
Adjusted EBITDA	$42,076	$34,035	23.6%		$131,644	$88,151	49.3%

Active sellers (3)	2,592	2,043	26.9%		2,592	2,043	26.9%
Active buyers (3)	44,807	37,134	20.7%		44,807	37,134	20.7%
Percent mobile GMS	59%	56%	300	bps	59%	55%	400	bps
Percent international GMS (1)	36%	35%	100	bps	38%	35%	300	bps

(1)
Consolidated GMS for the three and nine months ended September 30, 2019, includes Reverb’s GMS of $76.9 million. Consolidated percent international GMS, includes Reverb’s percent international GMS of 17% for both the three and nine months ended September 30, 2019, and is determined based on the Reverb GMS of $76.9 million. Etsy standalone GMS for the three and nine months ended September 30, 2019 was $1.1 billion and $3.2 billion, respectively.

(2)
Consolidated Revenue for the three and nine months ended September 30, 2019, includes Reverb’s revenue of $6.0 million. Etsy standalone revenue for the three and nine months ended September 30, 2019 was $191.9 million and $542.4 million, respectively.

(3)
Consolidated active sellers and active buyers includes Reverb’s active sellers and active buyers of 155 thousand and 594 thousand, respectively, as of September 30, 2019. Reverb active sellers and active buyers are sellers and buyers who have incurred at least one charge or made at least one purchase, respectively, from Reverb in the last 12 months. Etsy standalone active sellers and active buyers were approximately 2.4 million and 44.2 million, respectively.

GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We define "Paid GMS" as GMS in the Etsy marketplace that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss; acquisition-related expenses; non-ordinary course disputes; and restructuring and other exit expense (income). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.

Active Sellers
An active seller is a seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace, Services, and Other Revenue fees discussed in “Note 2—Revenue.” A seller is identified by a unique e-mail address; a single person can have multiple seller accounts. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.
Active Buyers
An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is identified by a unique e-mail address; a single person can have multiple buyer accounts. We generate revenue when buyers order items from sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platform, awareness of our brand, the engagement and loyalty of buyers, and the health of our business.
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
International GMS
International GMS is GMS from transactions where either the billing address for the seller or the shipping address for the buyer at the time of sale is outside of the United States. When calculating percent international GMS, we do not take into account refunds associated with canceled transactions. We believe that international GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2019	30.1%	31.1%	(1.0)%	23.6%	26.1%	(2.5)%
June 30, 2019	21.4%	22.8%	(1.4)%	20.2%	21.7%	(1.5)%
March 31, 2019	18.9%	20.6%	(1.7)%	18.9%	20.6%	(1.7)%
December 31, 2018	22.3%	23.1%	(0.8)%	20.8%	20.4%	0.4%
September 30, 2018	20.4%	20.8%	(0.4)%	20.2%	19.2%	1.0%

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. Our results reflect the operations of Reverb since August 15, 2019 (the date of acquisition). The period-to-period comparison of financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Revenue:
Marketplace	$140,966	$110,927	$401,499	$290,200
Services	56,319	38,194	144,386	110,306
Other	662	1,245	2,496	3,159
Total revenue	197,947	150,366	548,381	403,665
Cost of revenue	68,949	46,947	180,212	133,651
Gross profit	128,998	103,419	368,169	270,014
Operating expenses:
Marketing	50,098	39,516	131,536	94,651
Product development	32,465	24,418	86,177	68,707
General and administrative	32,203	20,748	86,733	61,359
Total operating expenses	114,766	84,682	304,446	224,717
Income from operations	14,232	18,737	63,723	45,297
Other expense, net	(4,143)	(4,141)	(5,828)	(13,095)
Income before income taxes	10,089	14,596	57,895	32,202
Benefit for income taxes	4,712	5,298	6,708	4,038
Net income	$14,801	$19,894	$64,603	$36,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Marketplace	71.2%	73.8%	73.2%	71.9%
Services	28.5	25.4	26.3	27.3
Other	0.3	0.8	0.5	0.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	34.8	31.2	32.9	33.1
Gross profit	65.2	68.8	67.1	66.9
Operating expenses:
Marketing	25.3	26.3	24.0	23.4
Product development	16.4	16.2	15.7	17.0
General and administrative	16.3	13.8	15.8	15.2
Total operating expenses	58.0	56.3	55.5	55.7
Income from operations	7.2	12.5	11.6	11.2
Other expense, net	(2.1)	(2.8)	(1.1)	(3.2)
Income before income taxes	5.1	9.7	10.6	8.0
Benefit for income taxes	2.4	3.5	1.2	1.0
Net income	7.5%	13.2%	11.8%	9.0%

Comparison of Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$140,966	$110,927	$30,039	27.1%
Percentage of total revenue	71.2%	73.8%
Services	$56,319	$38,194	$18,125	47.5%
Percentage of total revenue	28.5%	25.4%
Other	$662	$1,245	$(583)	(46.8)%
Percentage of total revenue	0.3%	0.8%
Total revenue	$197,947	$150,366	$47,581	31.6%
GMS increased $277.9 million, or 30.1%, to $1.2 billion in the three months ended September 30, 2019, which included $76.9 million related to the results of Reverb, compared to the three months ended September 30, 2018. On a currency-neutral basis GMS growth for the three months ended September 30, 2019 would have been 31.1%, or approximately 100 basis points higher than the reported 30.1% growth. Supporting this growth in GMS, active sellers increased 26.9% to 2.6 million, driven in large part by growth in international sellers and the acquisition of Reverb, and active buyers increased 20.7% to 44.8 million at September 30, 2019 compared to September 30, 2018. In the three months ended September 30, 2019, GMS from new buyers grew 21% year-over-year and represented approximately 16% of overall GMS, a decrease compared to last year. In the three months ended September 30, 2019, GMS from repeat buyers grew 32% year-over-year and represented approximately 84% of overall GMS, an increase compared to last year. We expect GMS to continue to grow, however, it has been and may continue to be impacted by headwinds as states implement marketplace sales tax laws and as Etsy sellers continue to adjust and optimize item prices in response to our free shipping initiative.
During the three months ended September 30, 2019, mobile GMS increased as a percentage of total GMS to approximately 59%, up from approximately 56% for the three months ended September 30, 2018. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the three months ended September 30, 2019, international GMS increased as a percentage of total GMS to approximately 36%, up from approximately 35% for the three months ended September 30, 2018. International GMS was up approximately 35% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, driven by GMS between U.S. buyers and international sellers and by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. International domestic GMS grew approximately 37% in the three months ended September 30, 2019 compared with the three months ended September 30, 2018. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three months ended September 30, 2019 would have been 38%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by global product enhancements and marketing.
Revenue increased $47.6 million, or 31.6%, to $197.9 million in the three months ended September 30, 2019, which included $6.0 million related to the results of Reverb, compared to the three months ended September 30, 2018. 71.2% of the total consisted of Marketplace revenue and 28.5% consisted of Services revenue.
Marketplace revenue increased $30.0 million, or 27.1%, to $141.0 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This growth corresponded with a 30.1% increase in GMS to a total of $1.2 billion for the three months ended September 30, 2019. Transaction revenue increased 28.9% year-over-year, primarily driven by GMS growth. In the third quarter of 2019 we reached the anniversary of the changes in our pricing model, which increased our transaction fee from 3.5% to 5%, and began to apply this fee to the cost of shipping in addition to the cost of the item. Payments revenue grew 28.9% largely driven by overall GMS growth trends. The share of Etsy.com GMS processed through our Etsy Payments platform was 88% in the three months ended September 30, 2019, up from 86% in the three months ended September 30, 2018. Marketplace revenue also increased due to the acquisition of Reverb.

Services revenue increased $18.1 million, or 47.5%, to $56.3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The growth in Services revenue was primarily driven by an increase in Advertising revenue (formerly referred to as Promoted Listings), up 56.0%. We launched our new unified ad platform, Etsy Ads, in the third quarter of 2019, which combines Promoted Listings, Etsy.com’s on-site ads platform, and Google Shopping, an off-site marketing tool for Etsy.com sellers. With the shift to Etsy Ads, amounts spent on Google Shopping, which were previously recorded on a net basis in other revenue, are recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. The increase in Advertising revenue was due to higher click volume and revenue from Google Shopping. We expect that Services revenue will continue to increase in the fourth quarter of the year as a result of the classification of the amount spent on Google Shopping due to Etsy Ads.
Cost of Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Cost of revenue	$68,949	$46,947	$22,002	46.9%
Percentage of total revenue	34.8%	31.2%
Cost of revenue increased $22.0 million, or 46.9%, to $68.9 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by increased costs related to processing Etsy Payments corresponding to the increase in Etsy Payments revenue and increased costs related to the Google Shopping portion of the new Etsy Ads platform and, to a lesser extent, the cost of revenue associated with the Reverb business. With the shift to Etsy Ads, Google Shopping expense is recorded in cost of revenue, but was previously recorded on a net basis in other revenue. Additionally, there were increased cloud-related hosting and bandwidth costs. We are ahead of schedule with our planned migration to the cloud and continue to expect that it will be completed in early 2020. We continue to anticipate spending more than $25 million on cloud migration costs in 2019, which includes implementation costs and costs related to cloud usage for growth initiatives. We expect that the effect of the classification of the amount spent on Google Shopping in the new Etsy Ads platform will continue to increase cost of revenuein the fourth quarter of the year.
Operating Expenses

We had 1,209 total employees on September 30, 2019, of which 175 were Reverb employees, compared with 851 total employees on September 30, 2018 and 874 on December 31, 2018.
Marketing

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Marketing	$50,098	$39,516	$10,582	26.8%
Percentage of total revenue	25.3%	26.3%
Marketing expenses increased $10.6 million, or 26.8%, to $50.1 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily a result of increased spend related to buyer acquisition, including the launch of our holiday television ad campaign, and the acquisition of Reverb. Paid GMS was 14% of overall GMS in the three months ended September 30, 2019, compared to 17% in the three months ended September 30, 2018, which we believe is a result of our television ad campaigns driving more organic traffic.

Product development

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Product development	$32,465	$24,418	$8,047	33.0%
Percentage of total revenue	16.4%	16.2%
Product development expenses increased $8.0 million, or 33.0%, to $32.5 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily a result of an increase in employee-related expenses, including salary and benefits and stock-based compensation, mainly the result of an increase in average headcount. This increase was also driven, to a lesser extent, by a decrease in the amount of employee-related costs capitalized as a result of several larger project launches in the third quarter of 2018, mainly related to cloud migration, and we expect this trend to continue into the fourth quarter of 2019.
General and administrative

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
General and administrative	$32,203	$20,748	$11,455	55.2%
Percentage of total revenue	16.3%	13.8%
General and administrative expenses increased $11.5 million, or 55.2%, to $32.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to increased professional services as well as employee-related expenses, which were mainly the result of an increase in average headcount. The increase in general and administrative expenses is also driven by increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019, and increased bad debt expense, primarily related to countries not covered by Etsy Payments. We expect a year-over-year increase in general and administrative expenses in the fourth quarter of 2019 related to these same drivers.
Other Expense, net

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(5,077)	$(6,135)	$1,058	(17.2)%
Percentage of total revenue	(2.6)%	(4.1)%
Interest and other income	$2,883	$2,367	$516	21.8%
Percentage of total revenue	1.5%	1.6%
Foreign exchange loss	$(1,949)	$(373)	$(1,576)	422.5%
Percentage of total revenue	(1.0)%	(0.2)%
Other expense, net	$(4,143)	$(4,141)	$(2)	—%
Percentage of total revenue	(2.1)%	(2.8)%
Other expense, net was $4.1 million in the three months ended September 30, 2019, which remained flat year-over-year. Foreign exchange loss increased, driven by the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances, partially offset by decreased interest expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. Additionally, interest income increased related to our investment accounts.

Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Benefit for income taxes	$4,712	$5,298	$(586)	(11.1)%
Percentage of total revenue	2.4%	3.5%
Our income tax benefit for the three months ended September 30, 2019 and 2018 was $4.7 million and $5.3 million, respectively.
The primary driver of our income tax benefit for the three months ended September 30, 2019 were excess tax benefits from employee stock-based compensation of $3.4 million and a benefit related to research and development tax credit of $4.3 million, partially offset by tax expense on pretax book income of $1.4 million and the adverse impact of certain tax provision introduced by the TCJA of $0.9 million.
The primary driver of our income tax benefit for the three months ended September 30, 2018 was a discrete tax benefit for stock-based compensation of $5.8 million.
Comparison of Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$401,499	$290,200	$111,299	38.4%
Percentage of total revenue	73.2%	71.9%
Services	$144,386	$110,306	$34,080	30.9%
Percentage of total revenue	26.3%	27.3%
Other	$2,496	$3,159	$(663)	(21.0)%
Percentage of total revenue	0.5%	0.8%
Total revenue	$548,381	$403,665	$144,716	35.9%
GMS increased $634.0 million, or 23.6%, to $3.3 billion in the nine months ended September 30, 2019, which included $76.9 million related to the results of Reverb, compared to the nine months ended September 30, 2018. On a currency-neutral basis, GMS growth for the nine months ended September 30, 2019 would have been 26.1%, or approximately 250 basis points higher than the reported 23.6% growth. Supporting this growth in GMS, active sellers increased 26.9% to 2.6 million, driven in large part by growth in international sellers and the acquisition of Reverb, and active buyers increased 20.7% to 44.8 million at September 30, 2019 compared to September 30, 2018. In the nine months ended September 30, 2019, GMS from new buyers grew 21% year-over-year and represented approximately 16% of overall GMS, a slight decrease compared to last year. In the nine months ended September 30, 2019, GMS from repeat buyers grew 33% year-over-year and represented approximately 84% of overall GMS, an increase compared to last year.
During the nine months ended September 30, 2019, mobile GMS increased as a percentage of total GMS to approximately 59%, up from approximately 55% for the nine months ended September 30, 2018. We believe this increase was a result of increased mobile traffic, and, to a lesser extent, continued improvements in our mobile offerings for Etsy buyers.
For the nine months ended September 30, 2019, international GMS increased as a percentage of total GMS to approximately 38%, up from approximately 35% for the nine months ended September 30, 2018. International GMS was up approximately 31% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 43% in the nine months ended September 30, 2019 compared with the nine months ended September 30,

2018. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the nine months ended September 30, 2019 would have been 37%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by our global product enhancements and marketing.
Revenue increased $144.7 million, or 35.9%, to $548.4 million in the nine months ended September 30, 2019, which included $6.0 million related to the results of Reverb, compared to the nine months ended September 30, 2018, of which 73.2% consisted of Marketplace revenue and 26.3% consisted of Services revenue.
Marketplace revenue increased $111.3 million, or 38.4%, to $401.5 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This growth corresponded with a 23.6% increase in GMS to a total of $3.3 billion for the nine months ended September 30, 2019. Transaction revenue increased 65.5% year-over-year, primarily driven by changes in our pricing model, which drove approximately 48% of the 65.5% increase. Payments revenue increased 23.5%, largely driven by overall GMS growth trends. The share of Etsy.com GMS processed through our Etsy Payments platform was 87% in the nine months ended September 30, 2019, in line with the nine months ended September 30, 2018. Listing fee revenue grew 17.0%, driven by overall GMS growth.
Services revenue increased $34.1 million, or 30.9%, to $144.4 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The growth in Services revenue was primarily driven by a increase in Advertising revenue (formerly referred to as Promoted Listings), up 40.8%. The increase in Advertising revenue was due to higher click volume and revenue from Google Shopping. This was partially offset by a decrease in shipping label revenue, driven by a one-time adjustment in the second quarter of 2018 to recognize prior period revenue of $2.8 million and a decrease in average margin per label.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Cost of revenue	$180,212	$133,651	$46,561	34.8%
Percentage of total revenue	32.9%	33.1%
Cost of revenue increased $46.6 million, or 34.8%, to $180.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by cloud-related hosting and bandwidth costs and increased Etsy Payments fees primarily incurred due to the corresponding increase in Etsy Payments revenue. Employee-related expenses, including stock-based compensation, also increased, primarily driven by increases in average salary and headcount. The remaining fluctuation was driven by increased professional fees and depreciation and amortization year-over-year.
Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Marketing	$131,536	$94,651	$36,885	39.0%
Percentage of total revenue	24.0%	23.4%
Marketing expenses increased $36.9 million, or 39.0%, to $131.5 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of increased spend on both digital and non-digital marketing related to buyer acquisition, including our television ad campaigns. Paid GMS was 15% of overall GMS in the nine months ended September 30, 2019, slightly down from paid GMS of 16% in the nine months ended September 30, 2018.

Product development

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Product development	$86,177	$68,707	$17,470	25.4%
Percentage of total revenue	15.7%	17.0%
Product development expenses increased $17.5 million, or 25.4%, to $86.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of an increase in employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount.
General and administrative

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
General and administrative	$86,733	$61,359	$25,374	41.4%
Percentage of total revenue	15.8%	15.2%
General and administrative expenses increased $25.4 million, or 41.4%, to $86.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. The increase in general and administrative expenses is also driven by increased professional services as well as increased employee-related expenses, including stock-based compensation, which were mainly the result of an increase in average headcount. Additionally, bad debt expense increased primarily related to countries not covered by Etsy Payments.
Other Expense, net

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(14,408)	$(16,024)	$1,616	(10.1)%
Percentage of total revenue	(2.6)%	(4.0)%
Interest and other income	$9,659	$5,902	$3,757	63.7%
Percentage of total revenue	1.8%	1.5%
Foreign exchange loss	$(1,079)	$(2,973)	$1,894	(63.7)%
Percentage of total revenue	(0.2)%	(0.7)%
Other expense, net	$(5,828)	$(13,095)	$7,267	(55.5)%
Percentage of total revenue	(1.1)%	(3.2)%
Other expense, net was $5.8 million in the nine months ended September 30, 2019, which decreased $7.3 million from $13.1 million in the nine months ended September 30, 2018. The decrease in expense was primarily driven by increased interest and dividend income related to our investment accounts, the decrease in non-functional currency intercompany balances, and the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances, and decreased interest expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019.

Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Benefit for income taxes	$6,708	$4,038	$2,670	66.1%
Percentage of total revenue	1.2%	1.0%
.Our income tax benefit for the nine months ended September 30, 2019 and 2018 was $6.7 million and $4.0 million, respectively.
The primary drivers of our income tax benefit for the nine months ended September 30, 2019 were excess tax benefits from employee stock-based compensation of $15.3 million, a benefit related to research and development tax credit of $5.4 million, , partially offset by tax expense on pretax book income of $10.0 million and the adverse impact of certain tax provision introduced by the TCJA of $2.4 million.
The primary drivers of our income tax benefit for the nine months ended September 30, 2018 were a discrete tax benefit for stock-based compensation of $9.2 million and a benefit related to our research and development tax credit of $3.6 million. These were partially offset by tax expense on pretax book income of $8.7 million.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss; acquisition-related expenses; non-ordinary course disputes; and restructuring and other exit expense (income). Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not consider the impact of stock-based compensation expense;

•	Adjusted EBITDA does not consider the impact of foreign exchange loss;

•	Adjusted EBITDA does not reflect acquisition-related expenses;

•	Adjusted EBITDA does not consider the impact of non-ordinary course disputes;

•	Adjusted EBITDA does not consider the impact of restructuring and other exit expense (income); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Net income	$14,801	$19,894	$64,603	$36,240
Excluding:
Interest and other non-operating expense, net (1)	2,194	3,768	4,749	10,122
Benefit for income taxes	(4,712)	(5,298)	(6,708)	(4,038)
Depreciation and amortization (1)	12,808	6,439	32,760	19,116
Stock-based compensation expense (2)	12,137	8,916	31,056	23,987
Foreign exchange loss (3)	1,949	373	1,079	2,973
Acquisition-related expenses (4)	1,735	—	2,941	—
Non-ordinary course disputes	1,164	—	1,164	—
Restructuring and other exit income	—	(57)	—	(249)
Adjusted EBITDA	$42,076	$34,035	$131,644	$88,151

(1)
Included in interest and depreciation expense amounts above, are interest and depreciation expense related to our headquarters lease. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, we now account for our headquarters as a financing lease. Previously, we accounted for our headquarters under build-to-suit accounting requirements. For further information, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In the three and nine months ended September 30, 2019 and 2018 those amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Interest expense	$660	$2,249	$2,033	$6,748
Depreciation	2,197	819	6,592	2,457

(2)	Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,574	$894	$4,129	$2,367
Marketing	1,196	642	2,550	1,819
Product development	5,752	4,697	14,566	11,361
General and administrative	3,615	2,683	9,811	8,440
Total stock-based compensation expense	$12,137	$8,916	$31,056	$23,987

(3)	See “Results of Operations—Other Expense, net” for more information on the fluctuation in foreign exchange loss in the three and nine months ended September 30, 2019 and 2018.

(4)	Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
The following table shows our cash and cash equivalents, short-term investments, accounts receivable, net, long-term investments, and net working capital as of the date indicated:

As of September 30, 2019
(in thousands)
Cash and cash equivalents	$671,769
Short-term investments	180,170
Accounts receivable, net	12,494
Long-term investments	4,765
Net working capital	791,133
As of September 30, 2019, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
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
Sources of Liquidity
In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy's common stock. The net proceeds from the sale of the 2019 Notes were $639.3 million after deducting initial purchasers' discount and offering expenses. For more information on the 2019 Notes, see “Note 11—Debt” in the Notes to Consolidated Financial Statements.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. See “Note 11—Debt” in the Notes to Consolidated Financial Statements for additional information.
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. When a conversion notice is received, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof. Accordingly, we cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of September 30, 2019. For more information on the 2018 Notes, see “Note 11—Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short- and long-term investments are held in the United States. We fund our international operations from our funds held in the United States on an as-needed basis.

Historical Cash Flows

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Cash provided by (used in):
Operating activities	$128,339	$96,876
Investing activities	(208,255)	(244,178)
Financing activities	388,188	201,002

Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platform, as well as associated cost of revenue and other operating expenses. Our primary source of cash from operating activities is cash collections from our customers. Net cash provided by operating activities in each period presented has been influenced by changes in working capital.
Net cash provided by operating activities was $128.3 million in the nine months ended September 30, 2019, primarily driven by cash net income of $139.0 million as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $10.7 million in cash, driven by payment timing of payables and prepayments in the period.
Net cash provided by operating activities was $96.9 million in the nine months ended September 30, 2018, primarily driven by cash net income of $88.6 million, largely as a result of revenue generated on our platform and leverage in our operating expenses, and changes in our operating assets and liabilities that provided $8.3 million in cash.
Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid in the acquisition of Reverb, a privately held marketplace for new, used, and vintage music gear, sales and purchases of short- and long-term marketable securities, cash paid to purchase intangible assets, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $208.3 million in the nine months ended September 30, 2019. This was primarily attributable to $271.4 million in cash paid to acquire Reverb and $12.1 million in capital expenditures, including $6.2 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments, such as our migration to Google Cloud. These were partially offset by net sales of marketable securities of $77.1 million
Net cash used in investing activities was $244.2 million in the nine months ended September 30, 2018. This was primarily attributable to net purchases of marketable securities of $194.7 million, $35.3 million in cash paid for the DaWanda intangible asset acquisition, and $14.1 million in capital expenditures, including $13.7 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.
Net Cash Provided by Financing Activities
Our primary financing activities include repurchases of common stock under share repurchase programs, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments on finance lease obligations and proceeds from the issuance of notes, payments related to capped call transactions with the initial purchasers and/or their respective affiliates in connection with the notes, and payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease prior to the adoption of ASC 842, Leases.
Net cash provided by financing activities was $388.2 million in the nine months ended September 30, 2019. This was primarily attributable to proceeds from issuance of the 2019 Notes of $650.0 million, partially offset by stock repurchases of $154.8 million, payments of $76.2 million for the Capped Call Transactions, payment of tax obligations on vested equity awards of $23.6 million, payment of debt issuance costs of $11.1 million and payments on finance lease obligations of $8.2 million partially offset by proceeds from the exercise of stock options of $8.9 million.

Net cash provided by financing activities was $201.0 million in the nine months ended September 30, 2018. This was primarily attributable to proceeds from issuance of the 2018 Notes of $345.0 million and proceeds from the exercise of stock options of $15.6 million, partially offset by stock repurchases under the share repurchase program of $89.7 million, payments of $34.2 million for the Capped Call Transactions, stock repurchases of vested RSUs withheld to satisfy tax obligations of $17.1 million, and $10.0 million of debt issuance cost payments.
Off Balance Sheet Arrangements
As of September 30, 2019, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased, and there are no contractual payments required until maturity. For more information on the Notes, see “Note 11—Debt” in the Notes to Consolidated Financial Statements.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At September 30, 2019, we did not have any borrowings under the 2019 Credit Agreement. For more information on 2019 Credit Agreement, see “Note 11—Debt” in the Notes to Consolidated Financial Statements.
As of September 30, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
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
We believe that the assumptions and estimates associated with revenue recognition, including determining the nature and timing of satisfaction of performance obligations and stand-alone selling price for use in allocating the subscription price of Etsy Plus; leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods, assessment of valuation allowances, and evaluation of uncertain tax positions; website development costs and internal-use software; valuation of the acquired intangibles purchased in a business combination and contingent consideration; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2019, compared to those discussed in the Annual Report, except as described below.
Currency Risk

We are a global marketplace. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. In addition, in the fourth quarter of 2018, Etsy launched a redesigned payment account and began processing seller charges in our seller’s ledger currencies. Prior to this launch, only Etsy Payments revenues were processed in our seller’s ledger currencies. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

In both the three and nine months ended September 30, 2019, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and nine months ended September 30, 2019 would have been 31.1% and 26.1%, respectively, or approximately 100 basis points higher than the reported 30.1% growth and 250 basis points higher than the reported 23.6% growth, respectively.

In the three and nine months ended September 30, 2018, approximately 18% and 17%, respectively, of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and nine months ended September 30, 2018 would have been 20.8% and 19.2%, respectively, or approximately 40 basis points higher than the reported 20.4% growth and 100 basis points lower than the reported 20.2% growth, respectively.

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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $14.3 million or approximately 2.6% of total revenue and a currency exchange loss of $25.1 million for the nine months ended September 30, 2019. This compares to a revenue decrease of $3.3 million or 0.8% of total revenue and currency exchange loss of $33.6 million based on the same analysis performed for the nine months ended September 30, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 15, 2019, we acquired Reverb Holdings Inc. (“Reverb”). We are currently integrating Reverb into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 will not include Reverb.
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
Risks Related to Our Business and Industry
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in GMS or revenue, including as a result of the seasonality of market transactions, and our sellers’ use of services;

•	our ability to convert visits into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining sellers and buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•	the timing and success of product launches, including new services and features we may introduce, including our recently launched free shipping initiative and our unified ad platform, called Etsy Ads;

•	the success of our marketing efforts;

•	the success of our integration of Reverb;

•	economic and market conditions, such as currency fluctuations and adverse global events;

•
disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our business and future growth;

•	our ability to recruit and retain employees; and

•	the impact of our global corporate structure.
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
Our business, financial performance and growth depends on our ability to attract and retain an active and engaged community of buyers and sellers.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers. For example, our revenue is driven by the number of active buyers and buyer engagement, as well as the number of active sellers and seller engagement. We must encourage buyers to return to us and purchase items in our marketplaces more frequently. We must also continue to encourage our sellers to list items for sale and use our services.
We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platform appealing, whether because of a negative experience, lack of competitive shipping costs, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platform, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
Our GMS and revenue is concentrated in our most active buyers and sellers. If we lose those buyers and sellers, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to an active community, our business, financial performance, and growth would be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business would be harmed. Trends in socially-conscious consumerism and buying unique or vintage rather than mass produced goods could also shift or slow which would make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift to ecommerce does not continue.
We have a history of losses and we may not achieve or maintain profitability in the future.
We generated net income of $64.6 million, $77.5 million, and $81.8 million for the nine months ended September 30, 2019 and the years ended December 31, 2018 and December 31, 2017, respectively, and incurred net losses of $29.9 million for the year ended December 31, 2016. However, we may not maintain profitability in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. These efforts may be more costly than we expect and our revenue may not increase sufficiently to offset these additional expenses. In addition, our revenue may decline for a number of reasons, including those described elsewhere in these Risk Factors.

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
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces could decline and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the United Kingdom’s decision to exit the European Union, or E.U., commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the nine months ended September 30, 2019, approximately 81% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war, or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. Certain events, such as hurricanes and other natural disasters and political instability, are likely to impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplaces and ship their goods. These kinds of events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
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
Filling engineering, product management, and other technical positions, particularly in New York City, San Francisco, and Chicago is challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.
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
The trustworthiness of our marketplaces and the connections within our community are important to our success. If we are unable to maintain them, our ability to attract and retain sellers and buyers could suffer.
We are focused on ensuring that our marketplaces embody our values-based culture and that we deliver trust and reliability throughout the buyer experience. Our reputation depends upon our sellers, the quality of their offerings and their adherence to our policies.
The trustworthiness of our marketplaces and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us, our platform or our policies and guidelines, even if factually incorrect or based on isolated incidents;

•	an inability to gain the trust of prospective buyers;

•
disruptions or defects in our marketplaces, such as the increased pace of product experimentation, privacy or data security breaches, website outages, payment disruptions or other incidents that impact the reliability of our platform;

•	lack of awareness of our policies or confusion about how they are applied;

•	changes to our policies that members of our community perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;

•	inadequacies in our terms of use;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplaces;

•	inadequate or unsatisfactory customer service experiences;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our guiding principles and mission.
In particular, we are focused on enhancing customer service for sellers and buyers and have migrated our legacy Etsy.com support platform to a new third-party customer service platform. Creating a trusted brand is one of the key elements of our strategy for the Etsy marketplace.For example, we plan to introduce new customer service features and tools to support a positive user experience on the Etsy marketplace. If our efforts to enhance customer service are unsuccessful or if our new customer service platform fails to meet our needs, we may need to invest additional resources in customer service and our ability to maintain trustworthy marketplaces could be harmed.
If we are unable to maintain trustworthy marketplaces and encourage connections among members of our community, then our ability to attract and retain sellers and buyers could be impaired and our reputation and business could be adversely affected.
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features and services including, for example, Etsy.com’s recently announced free shipping initiative and the new unified ad platform, Etsy Ads. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
New offerings may not drive GMS or revenue growth, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy sellers and buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than existing offerings and our revenue from the new offerings may not be enough to offset the cost of developing them, which could adversely affect our business, financial performance and growth.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to create more habitual buyers by inspiring purchases across multiple categories and special occasions. In addition, one of the primary goals of 2018 pricing increase on Etsy.com was to enable us to make further investments in marketing designed to attract more buyers to Etsy. Generating a meaningful return on our investments in marketing initiatives, however, may be difficult, particularly as we anticipate that our marketing investments will be more speculative in the future. In addition, there can be no assurance that we will deploy additional funds resulting from our 2018 pricing increase effectively.

The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our primary marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as, social media, mobile push notifications, and email. Additionally, we have begun experimenting with television and digital video advertising. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and, therefore, reduce the number of visits to our marketplaces. In addition, search engines and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities and GMS. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more buyers to our platform. In addition, ongoing privacy regulatory changes, such as the E.U. General Data Protection Regulation, may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to our sellers and buyers, or if our sellers and buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Social networking websites, such as Facebook and Pinterest, are another important source of visits. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.
If the mobile solutions available to our sellers and buyers are not effective, the use of our marketplaces could decline.
Purchases made on mobile devices by consumers, including our buyers, have increased significantly in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or less appealing. Our sellers are also increasingly using mobile devices to operate their businesses on our platform. If we are not able to deliver a rewarding experience on mobile devices, our sellers’ ability to manage and scale their businesses may be harmed and, consequently, our business may suffer. Further, although we strive to provide engaging mobile experiences for both sellers and buyers who visit our mobile websites using a browser on their mobile device, we depend on our sellers and buyers using our mobile apps for the optimal mobile experience. Mobile web conversion rate is lower than our desktop and Buy on Etsy app conversion rates. Therefore, if mobile web visits continue to grow as a percentage of overall visits, it could be a headwind to future conversion rate gains and result in less GMS and revenue for us.
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
If sellers and buyers encounter difficulty accessing or using our platform on their mobile devices, or if they choose not to use our platform on their mobile devices, our business, financial performance, and growth may be adversely affected.

Expanding our community outside of the United States is part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed.
Our vision is both global and local and we are focused on growing our business outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets outside the United States and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
Despite our execution efforts, the goods that sellers list on our sites may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that most of the goods listed on our platform are denominated in U.S. dollars.
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems.
Our success outside the United States depends upon our ability to attract sellers and buyers from the same countries in order to enable the growth of local markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop our community globally or to otherwise grow our business outside of the United States on a cost-effective basis could adversely affect our GMS, revenue, and operating results.
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
Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected. In particular, buyers and sellers seeking to engage in cross-border sales may become subject to an increasing number of barriers to international trade such as tariffs, customs or other taxes.
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
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we and our vendors collect, use, and share personal information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities. In May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the E.U., effectively extending the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. persons. The GDPR seeks to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from existing E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers or new sellers selling into the E.U. due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
GDPR, the recently passed California Consumer Privacy Act, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Non-compliance with these laws could result in proceedings against us by data protection authorities, other public authorities, third-parties, or individuals. Under GDPR alone, noncompliance could result in fines up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater.

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
Our buyers primarily pay for purchases using our payments services (i.e., Etsy Payments and Reverb Payments) or PayPal. In the United States and other countries where our payments services are available, our sellers can accept various forms of payments such as credit cards, debit cards, PayPal, Google Wallet, Apple Pay, and Gift Cards.
We rely upon third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, sanctions screening, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to change or terminate, our sellers’ ability to receive orders or payment could be adversely affected and certain fraud prevention and detection tools may not be effective, which could increase costs, lead to potential legal liability, and negatively impact our business. In addition, we and our third-party service providers may experience service outages from time to time that negatively impact payments our platform. We have in the past experienced, and may in the future experience, such service outages and, if we are unable to provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to our sellers, some of our sellers may stop listing new items for sale or even close their accounts altogether.
The laws and regulations that govern payments are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws relating to payments apply to us and to comply with applicable laws and licensing regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, could cause us significant reputational damage, or could force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact payments on our platform.
We plan to invest ongoing internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our marketplaces. Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support this service. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we may become subject to additional regulations, compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our sellers, which may negatively impact payments on our platform, usage of our payments services, and our marketplaces.
If sensitive information about members of our community or employees is misused or disclosed, or if we or our third-party providers are subject to cyber attacks, members of our community may curtail use of our platform, we may be exposed to liability, and our reputation could suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of personal or financial information of our members or employees. Cyber attacks could also result in the theft of our intellectual property. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we have experienced in the past, and may experience in the future, security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss or unauthorized disclosure of sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face potential liability, regulatory investigation, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
We may expand our business through acquisitions of other businesses, which may divert management’s attention and/or prove to be unsuccessful, including our acquisition of Reverb.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies in the future. For example, in August 2019 we acquired Reverb Holdings, Inc. We may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, and the integration of this and possible future acquisitions may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The Reverb acquisition and any future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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
We intend to operate in line with our guiding principles, focus on the long-term sustainability of our business, and work toward our mission to “Keep Commerce Human.” We may take actions in line with our mission and guiding principles that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial performance. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:

•	we may choose to prohibit the sale of items in our marketplaces that are inconsistent with our policies even though we could benefit financially from the sale of those items; or

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
We have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic, as new technologies and ways to commit fraud and other illegal activity are continually evolving. If we fail to limit the impact of fraudulent and other illegal activity in our marketplaces, our business, reputation, financial performance and growth could be adversely affected.
For example, our sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card chargeback rules, we could be held liable for orders placed through our payments services with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give the option of paying with credit cards if we fail to follow payment card industry data security standards or payment card association rules or fail to limit fraudulent transactions conducted in our marketplaces.
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
Negative publicity and sentiment resulting from fraudulent, illegal, or deceptive conduct by members of our community or the perception that our levels of responsiveness and support for our sellers and buyers are inadequate could reduce our ability to attract and retain our sellers and buyers and damage our reputation.
We are subject to risks related to our corporate social responsibility metrics.
We voluntarily report certain corporate social responsibility metrics. This transparency is consistent with our commitment to executing on a strategy that reflects the positive economic, social, and environmental impact we want to have on the world while advancing and complementing our business strategy. These metrics, whether it be the standards we set for ourselves and/or our failure to meet such metrics, may influence our reputation and the value of our brand. For example, the perception held by our buyers or sellers, our partners or vendors, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics we have chosen to aspire to and whether or not we meet these metrics on a timely basis, if at all. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in a typical auditing engagement. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, or growth.
By electing to set and share publicly these corporate social responsibility metrics, our business may also face increased scrutiny related to environmental, social, and governance activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report, such as economic security and personal empowerment, diversity and inclusion, energy and water management, carbon footprint, and data privacy or if we are perceived not to have rigorously measured our achievement against such metrics. Any harm to our reputation resulting from setting these metrics or our failure or perceived failure to meet such metrics could impact: employee engagement and retention; the willingness of our buyers and sellers and our partners and vendors to do business with us; or investors willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
We face intense competition and may not be able to compete effectively.
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain sellers and buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for sellers with both retailers and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platform, such as Bigcommerce, and Shopify.

We compete to attract, engage, and retain sellers based on many factors, including:

•	our brand awareness;

•	the global scale of our marketplaces and the breadth of our online presence;

•	the extent to which our tools and services can ease the administrative tasks that a seller might encounter in running her business;

•	the number and engagement of buyers;

•	seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business, including through Pattern or with a production partner;

•	our mobile apps;

•	the strength of our community; and

•	our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay or Alibaba, national retail chains, such as West Elm or Target, local consignment and vintage stores, social commerce channels like Instagram, event-driven platforms and vertical experiences like Zola and Wayfair, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
We compete to attract, engage, and retain buyers based on many factors, including:

•	the breadth and quality of items that sellers list in our marketplaces;

•	the ease of finding the item a buyer is looking for;

•	our brand awareness;

•	the person-to-person commerce experience;

•	customer service;

•	our reputation for trustworthiness;

•	our mobile apps;

•	the availability of fair and free shipping offered by Etsy sellers to Etsy buyers;

•	ease of payment; and

•	the availability and reliability of our platform.
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
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience with our platform. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller or that a seller has not been responsive to their questions.

Negative publicity and sentiment generated as a result of these types of complaints could reduce our ability to attract and retain our sellers and buyers or damage our reputation. A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could have similar results. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. Disruptions in the operations of a substantial number of our sellers could also result in negative experiences for a substantial number of our buyers, which could harm our reputation and adversely affect our business.

Our reputation may be harmed if members of our community use illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our community. Our policies promote legal and ethical business practices, such as encouraging Etsy sellers to work only with manufacturers who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. However, we do not control our sellers or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
Our business depends on network and mobile infrastructure provided by third parties and on our ability to maintain and scale the technology underlying our platform.
The reliability of our platform is important to our reputation and our ability to attract and retain our sellers and buyers. As the number of sellers and buyers, volume of traffic, number of transactions, and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term.
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
Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our marketplaces could significantly harm our business. For example, any significant disruption of, or interference with, our use of cloud infrastructure would negatively impact our operations and our business would be seriously harmed. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as security concerns. Our efforts to update our infrastructure may not be successful or may take longer than anticipated. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain our sellers and buyers could be adversely affected, which could harm our growth prospects and our business.

We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for Etsy.com.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we are in the process of migrating Etsy’s data centers to Google Cloud, increasing our reliance on cloud infrastructure. As we implement the transition to the cloud, there will be occasional planned or unplanned downtime for our websites and apps and potential site delays, all of which will impact Etsy sellers’ ability to conduct transactions and Etsy buyers’ ability to purchase items. We may also need to divert engineering resources away from other important business operations, which could significantly harm our business and growth. Additionally, if the costs to migrate to Google Cloud are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
We may be subject to claims that items listed in our marketplaces are counterfeit, infringing or illegal.
We frequently receive communications alleging that items listed in our marketplaces infringe third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who repeatedly violate our policies.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of our sellers.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platforms less user-friendly. Moreover, public perception that counterfeit or other unauthorized items are common in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
Our business and our sellers and buyers may be subject to sales and other taxes.
The application of indirect taxes, such as sales and use tax, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
One or more states, the federal government, or other countries are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business could be harmed. For example, taxing authorities in many U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering related legislation. Additionally, the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, states or the federal government may adopt, or begin to enforce laws requiring our sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business, financial performance, and growth. Additionally, new legislation could require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplaces less attractive.
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
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business could be adversely affected.
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of ecommerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, and rules related to security, privacy, or national security, which may impede us or our users. We could also face regulatory challenges or be subject to discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business.
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
The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user experience on our marketplaces. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our or third party APIs on which we rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the user experience and functionality of our marketplaces. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our community members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Our business depends on continued and unimpeded access to the internet and mobile networks.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps.
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In addition, we could face discriminatory or anticompetitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. In 2015, rules approved by the Federal Communications Commission (“FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018, and efforts to challenge the repeal in the courts failed to reverse the FCC’s 2018 decision. Although the recent court ruling also allows states to enact their own net neutrality rules, the repeal of federal protections may make it more difficult or costly for many small businesses such as our community of sellers, as well as our buyers, to access our platform and may result in increased costs for us, which could significantly harm our business, and the millions of microbusinesses that utilize our platform.
Outside of the United States, it is possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
The software powering our platform incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance and growth.
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
In January 2015, Etsy implemented a revised corporate structure to more closely align our structure with our global operations and future expansion plans outside of the United States. Our new corporate structure changed how we use our intellectual property and implemented certain intercompany arrangements. We believe this may result in a reduction in our overall effective tax rate over the long term and other operational efficiencies; however, the tax laws of the jurisdictions in which we operate are subject to interpretation, and their application may depend on our ability to operate our business in a manner consistent with our corporate structure. Moreover, these tax laws are subject to change. Tax authorities may disagree with our position as to the tax treatment of our transfer of intangible assets or determine that the manner in which we operate our business does not achieve the intended tax consequences. If our new corporate structure does not achieve our expectations for any of these or other reasons, we may be subject to a higher overall effective tax rate and our business may be adversely affected.
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
We have experienced rapid growth in our business, in the number of sellers and the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future, both in the United States and abroad. The growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2018, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. We are currently integrating Reverb into our operations and financial internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 will not include Reverb. We cannot assure you that Reverb will be effectively integrated into our operational or financial internal control processes or that that we or our independent registered public accounting firm will not identify a material weakness relating to Reverb in our internal control processes in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we have difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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

Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 and the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (together, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2018, our common stock’s daily closing price on Nasdaq has ranged from a low of $17.73 to a high of $72.77 through October 25, 2019. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	the amount and timing of our operating expenses and the success of any cost-savings actions we take;

•	changes in our Board of Directors or senior management team;

•	disruptions in our marketplaces due to hardware, software or network problems, security breaches, or other issues;

•	the strength of the global economy or the economy in the jurisdictions in which we operate, currency fluctuations, and market conditions in our industry and those affecting members of our community;

•	the trading activity of our largest stockholders;

•	the number of shares of our common stock that are available for public trading;

•	litigation or other claims against us;

•	stockholder activism;

•	the performance of the equity markets in general and in our industry;

•	the operating performance of other similar companies;

•	changes in legal requirements relating to our business; and

•	any other factors discussed in this Quarterly Report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)
July 1 - 31, 2019 (1)	74,746	$62.06	—	$127,500
August 1 - 31, 2019 (1)	1,641	68.14	—	127,500
September 1 - 30, 2019 (1)	2,191,278	59.32	50,721	124,702
Total	2,267,665	$59.42	50,721	$124,702

(1)	The total number of shares purchased includes 122,748 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 21, 2019, by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, as the securityholders’ agent.	8-K	001-36911	2.01	7/22/2019
4.1	Indenture, dated as of September 23, 2019, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36911	4.1	9/23/2019
4.2	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as an exhibit to the indenture filed as Exhibit 4.1).	8-K	001-36911	4.2	9/23/2019
10.1	Waiver to Credit Agreement, dated as of September 18, 2019, between Etsy, Inc., Citibank, N.A. and the other parties thereto.					X
10.2	Purchase Agreement, dated September 18, 2019, by and among Etsy, Inc. and J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-36911	99.1	9/23/2019
10.3	Form of Confirmation for Capped Call	8-K	001-36911	99.2	9/23/2019
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X

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

ETSY, INC.
Date: October 31, 2019	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)