Form 10-K
period 2019-12-31
ETSY INC
filed 2020-02-27
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7,314,888,157.

The number of shares of common stock outstanding as of February 21, 2020 was 117,949,068.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the strategic fit, benefit of and impact on our financial performance of our acquisition of Reverb Holdings, Inc. (“Reverb”), the impact of our strategy, marketing and product investments on future gross merchandise sales (“GMS”) and revenue growth, our ability to continue to benefit from our transition to the cloud, and the impact of our strategy, and the impact of our free shipping initiative and our revamped Etsy Ads platform launching in the second quarter of 2020 on our future financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I.

Item 1. Business.
Overview

Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our mission is to “Keep Commerce Human,” and we’re committed to using the power of business and technology to strengthen communities and empower people around the world. Etsy was founded in 2005.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods. The Etsy marketplace connects creative entrepreneurs with thoughtful consumers looking for items that are intended to be special, reflect their sense of style, or represent a meaningful occasion. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy sellers a marketplace with millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
Buyers come to the Etsy marketplace to be inspired and delighted by items that are crafted and curated by our creative entrepreneurs. We are focused on attracting potential buyers to Etsy for those “special” purchase occasions that happen throughout the year, and everyday items that have meaning. We are deepening engagement with our existing buyers by inspiring purchases across our many retail categories and shopping occasions. These special purchase occasions can occur many times throughout the year and include items that reflect an individual's unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else. In fact, in a 2019 survey of Etsy buyers, 88% of buyers agreed that Etsy has items that you can’t find anywhere else.

Special purchase occasions can happen many times throughout the year when a buyer is decorating a home, selecting an outfit for a special event, planning a celebration for a special moment, or buying a gift for someone special.

In August 2019, we acquired Reverb. The Reverb marketplace is a leading global online marketplace dedicated to buying and selling new, used, and vintage musical instruments, with a vibrant community of buyers and sellers all over the world. Reverb, now a wholly-owned subsidiary of Etsy, Inc., is included in all financial and other metrics from August 15, 2019 (the date of acquisition), unless otherwise noted.
As of December 31, 2019, the Etsy and Reverb marketplaces connected 2.7 million active sellers to 46.4 million active buyers. Our buyers and sellers are located all over the world and our six core geographic markets are the United States, United Kingdom, Canada, Germany, Australia, and France. We will continue to invest in these markets, as this is where we have our strongest concentration of both buyers and sellers, and continue to evaluate geographies in which to make strategic investments. There are currently nearly 66 million items for sale across many retail categories in our marketplaces. In 2019, our sellers generated $5.0 billion of Gross Merchandise Sales (“GMS”), approximately 58% of which came from purchases made on mobile devices. In 2019, our top six retail categories on the Etsy marketplace were homewares and home furnishings, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and beauty and personal care, and with the addition of Reverb, we now have significant exposure to the market for used musical instruments. We are a global company, and 36% of our 2019 GMS was generated when a seller or buyer, or both, were located outside of the United States.

Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale, completing transactions between a buyer and a seller, and using our payments platforms to process payments, including foreign currency payments. Etsy fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, the $0.20 listing fee for each item listed (for up to four months), and fees for Etsy Payments, our payment processing product. Etsy Payments processing fees vary between 3.0% to 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. When a foreign currency payment is processed, Etsy earns additional fees. As of December 31, 2019, Etsy Payments was available in 36 countries and 12 currencies and nearly all sellers in countries where Etsy Payments is available are required to use the service. In fact, 89% of total GMS from the Etsy marketplace (“Etsy.com GMS”) was processed through Etsy Payments in 2019, up from 86% in 2018. Our ability to expand Etsy Payments into additional countries is dependent upon the third-party providers we use to support this service. Reverb fees include the 3.5% transaction fee that a Reverb seller pays for each completed transaction, inclusive of shipping fees charged, and fees for payment processing. There are no listing fees for the Reverb marketplace. Marketplace revenue also includes revenue generated through our commercial partnerships, which was recorded in its own Other revenue line prior to the fourth quarter of 2019.
Services revenue is comprised of the fees a seller pays us for our optional services (“Services”). For the Etsy marketplace, primary optional services include advertising services, which allow Etsy sellers to pay for prominent placement of their listings in search results, and Etsy Shipping Labels, which allows Etsy sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels. For the Reverb marketplace, optional services include Bump, an on-site advertising product that enables Reverb sellers to determine their own ad rates as a percentage of their item’s final sale price; and Reverb Shipping Labels, which gives Reverb sellers access to discounted shipping rates.

Our Opportunity

We believe that the nature of commerce is continuing to evolve: more people are choosing to purchase goods online and many consumers are looking for unique items as an alternative to mass produced goods. We estimate that the online market size across all relevant retail categories for the Etsy marketplace within our six core geographic markets, United States, United Kingdom, Canada, Germany, Australia and France, represents a $249 billion market opportunity, and a $1.7 trillion market opportunity when offline is included. By 2023, we estimate that the online market opportunity will expand to $437 billion and $2 trillion when offline is included.
Our Platform

We leverage technology to connect people around the world through commerce. Our platform includes the Etsy and Reverb online marketplaces, our seller tools and services, our passionate and engaged sellers and buyers, and our technology. Our commitment to transparency and integrity underpins our platform and establishes trust within our marketplaces and our community.

Key Components of Our Platform

Our Marketplaces

The Etsy Marketplace

Our primary marketplace, Etsy.com, is where thoughtful buyers come to discover a broad selection of unique goods that are hard to find elsewhere. In a world of increasing automation and commoditization, Etsy celebrates creativity and human interaction. We believe this marketplace is characterized by several unique qualities, including:

•
Unique Products: Etsy boasts a large assortment of handmade, customized, personalized, vintage, and craft supply products from all over the world. There are currently approximately 65 million items listed on the Etsy marketplace. We intend to continue to improve the customer experience by investing in our search and discovery capabilities to help buyers efficiently find the special items they are looking for and deliver a brand promise around shipping to align with our buyers’ expectations of when they can expect to receive our unique items.

•
Global Reach: Etsy’s six core geographic markets are the United States, United Kingdom, Canada, Germany, Australia and France, in addition to sellers and buyers in nearly every other country around the world. Our platform makes it easy for Etsy buyers and Etsy sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, Promoted Listings, and conversations between Etsy buyers and Etsy sellers. Our payments platform allows Etsy sellers to offer Etsy buyers a wide range of payment options. In 2019, 40% of Etsy sellers were located outside the United States, and 37% of our GMS was generated between an Etsy seller, Etsy buyer, or both, located outside of the United States.

•
Organic Traffic Base: We’ve built a loyal, global base of Etsy buyers on the platform without significant investment in acquisition marketing until 2013, eight years after being founded. The vast majority of visits to the Etsy marketplace came through organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications.

•
Connection Between Etsy Buyers and Sellers: We believe that human connection is central to buyer engagement. We emphasize that the items listed for sale on the Etsy marketplace are brought to life by real people. Additionally, buyers are able to connect directly with sellers in order to ask questions and personalize or customize items to their specifications. We believe that meaningful interactions with Etsy sellers differentiate us from other e-commerce platforms, drive buyer engagement, and keep our buyers coming back. When buyers and sellers interact on the platform their conversion rate and average order value is significantly higher.

•
Connected Experience Across all Devices: We want to engage Etsy buyers wherever they are and to provide an enjoyable and accessible shopping experience no matter how they come to the Etsy marketplace. Our mobile website and our “Buy on Etsy” mobile app for Etsy buyers include search and discovery, curation, personalization and social shopping features. We offer a connected experience through each channel, desktop, mobile web, and mobile app, to help ensure that no matter what device Etsy buyers use they will have the best possible experience. Additionally, our “Sell on Etsy” mobile app helps Etsy sellers operate their shops and manage orders. For the year ended December 31, 2019 approximately 59% of Etsy.com GMS was generated on a mobile device, up from 55% in 2018. We are focused on increasing conversion rates in general; however, we are particularly focused on our mobile app. Our mobile app conversion rate is the channel with the highest conversion rate, followed by desktop and mobile web, however, mobile web contributes the largest share of traffic followed by desktop and our mobile app. Therefore, if mobile app visits continue to grow as a percentage of overall visits, we believe it could be a tailwind to future conversion rate gains.

•
Buyer Intent; People Come to the Etsy marketplace to Browse and be Inspired: Our platform is designed to provide a personalized search experience to Etsy buyers, adjusting in real time based on transaction data and previous browsing history. A large portion of our buyers come to Etsy not in search of a specific item, but to browse and be inspired. We are continuing to build more sophisticated algorithms that allow us to deliver more personalized results to our buyers, utilizing browse and transaction data to surface items they didn’t know they wanted. In 2019, we launched a number of initiatives to enhance search, including improving recommendations, making the home page more personalized and dynamic allowing buyers to more easily pick up where they left off, and incorporating more attributes to our search algorithm to improve search ranking. We also incorporated additional advanced machine learning techniques such as improved model engines and continuous feature expansion in order to drive further search improvements. All of this helps bring fun to the discovery and shopping experience. We believe we have significant opportunities to further enhance our search and discovery capabilities and plan to leverage our machine learning technology, including increased model complexity and further contextual cues to deliver an even more personalized shopping experience. Lastly, our full migration to Google Cloud, which we completed in the beginning of 2020, is expected to further improve our search and discovery effectiveness.

The Reverb Marketplace

Reverb, our wholly-owned subsidiary, operates as a standalone marketplace and was founded on the principle that buying musical instruments should be easy and affordable. This unique two-sided marketplace connects buyers and sellers of new, used, and vintage musical gear from all over the world. The foundation of Reverb is our community of musicians from all walks of life that utilize the platform for income to support their families, inspiration to fuel their passions, and instruments to create new music.

We believe the unique characteristics of this marketplace include:

•	A strong brand in a large, fragmented market, with healthy growth dynamics.

•	On-site product promotion and a strong content-driven marketing strategy, which is in the early stages of fueling incremental growth for the platform.

•
Reverb's seller base spans many countries, including key international markets such as Canada, United Kingdom, France, Germany and Australia. However, the U.S. is Reverb’s largest market by GMS volume.

Our Seller Tools and Services

Etsy Seller Tools and Services

Seller tools and services help Etsy sellers generate more sales and scale their businesses. In addition to driving incremental revenue streams, these offerings play a key role in supporting our sellers’ businesses and driving sales. We believe we can grow our optional paid services in three ways: expand the utility of existing services, expand the geographic reach of existing services, and launch new services offerings. Our paid services include:

•
Advertising: Etsy’s advertising platform allows sellers to pay for prominent placement of their listings in search results. During 2019, 16.6% of active Etsy sellers used our advertising platform, up from 15.1% in 2018. In 2019, we enhanced our dynamic cost-per-click onsite advertising, which we call Promoted Listings, by expanding inventory across all devices and applying our improved search algorithms to drive ad relevance and higher click-through rates, leading to accelerated year-over-year revenue growth for this service. In the third quarter of 2019 we combined Promoted Listings and Google Shopping, an off-site Etsy seller marketing tool, into one unified ad platform, called Etsy Ads. In the second quarter of 2020, Etsy is planning to launch a new advertising service for Etsy sellers, called Offsite Ads. Etsy will pay the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers. When a shopper clicks on an online offsite ad featuring a seller’s listing and purchases from their shop, the seller will pay Etsy an advertising fee on that order - only when they make a sale. The Etsy Ads service will be a dedicated on-site advertising program for Etsy sellers to promote their listings to shoppers on Etsy.

•
Etsy Shipping Labels: This service allows Etsy sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted United States Postal Service, FedEx, Canada Post, Royal Mail, and DAI Post shipping labels through our platform. The ability to print the shipping labels at home reduces the cost and time it takes Etsy sellers to ship items to Etsy buyers, reduces the chance for administrative error through features such as auto population of shipping addresses, and automatically provides tracking information when available and shipping notifications to buyers. During 2019, 22.9% of active Etsy sellers in regions where Etsy Shipping Labels was offered used this product, down from 24.7% in 2018. The reduction in percentage of active sellers using Etsy Shipping Labels was driven by the expansion of the service in the United Kingdom and Australia in late 2018 where we continue to expand the scope of these services. In addition, throughout the year we’ve added Pitney Bowes, ChitChats, and UShip; logistics solutions that help Etsy sellers save time and money.

In addition to our paid services, we provide a wide range of tools and educational resources to give Etsy sellers the support they need to manage the administrative side of their businesses. According to our bi-annual seller survey, most recently conducted in 2020, for every hour that an Etsy seller spends making her products, she spends almost another hour doing business-related tasks, including inventory management, marketing, shipping, customer service, and accounting. Our tools and educational resources help manage these administrative burdens.

•
Seller Tools: We offer a variety of free tools to Etsy sellers, including our Shop Manager dashboard, which we launched in 2017, and which serves as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics, and have conversations with their customers across all of their Etsy shops. We also made significant improvements to Etsy seller analytics pages in 2019 to provide additional insights regarding traffic acquisition for their shops. In 2018, we added a single, easy-to-use interface that streamlines sellers’ bills and payments accounts. Other marketing tools include Targeted Offers, our sales and promotions tool, and our social media tool, which help Etsy sellers with their marketing needs and allows them to stand out on and off the Etsy platform. Also, through a partnership with Intuit, Etsy sellers in the United States and the United Kingdom can simplify their accounting and bookkeeping.

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

Our focus on supporting our sellers in starting, managing, and scaling their businesses strengthens our marketplace and positions it for continued growth. When our sellers succeed, Etsy succeeds.

How an Etsy Seller Spends Her Time	2020 seller survey
Reverb Services

Reverb has several services that drive velocity in the marketplace and relieve friction in the purchase funnel.
Bump: This is an on-site advertising platform, which enables Reverb sellers to gain prominent placement in search in exchange for a higher percentage of their items’ final sale price.
Reverb Shipping Labels: Reverb provides sellers access to shipping labels at wholesale discounts, which reduces the cost and time it takes Reverb sellers to ship musical gear, and provides transparency through tracking information of when a buyer can expect to receive their item.
Our Passionate and Engaged Etsy Sellers and Buyers
Etsy Sellers

Our sellers are the backbone of Etsy’s business and what matters most to them is our community of approximately 46 million buyers. In order to continue to support our sellers’ growth, we are focused on making Etsy the best place to start and run a creative business. We serve those creative entrepreneurs around the world who choose to pursue their passions, offering them a global base of millions of buyers and a cohesive suite of tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants, and have a broad range of personal and professional goals. Our 2020 seller survey found that 61% of Etsy sellers are multi-channel sellers and on average Etsy is their primary source of sales.
According to the 2020 seller survey:

•	83% identify as women;

•	66% consider their Etsy shop to be a business;

•	95% run their shops from their homes;

•	82% aspire to grow their sales in the future; and

•	64% started their Etsy shop as a way to supplement income.

Our 2020 seller survey found that 29% of Etsy sellers were pursuing their creative business as their sole occupation.

Etsy Sellers
Etsy Buyers
The Etsy marketplace supports a community of approximately 46 million buyers, who value self-expression, unique items, and buying directly from creative entrepreneurs. In a 2019 survey of Etsy buyers, 88% of buyers agreed that Etsy has items that you can’t find anywhere else. Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. Etsy buyers can also purchase customized items and craft supplies from Etsy sellers. By shopping on the Etsy marketplace, Etsy buyers are supporting creative entrepreneurs in their local communities and around the world. The vast majority of visits come to the Etsy marketplace from organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications.
We are focused on driving more new buyers to the platform and encouraging existing buyers to purchase more often. New buyers are considered unique buyers that have never made a purchase on the Etsy marketplace. During 2019, we had 19 million new Etsy buyers. GMS from new buyers was up 11% year-over-year and represented approximately 16% of overall Etsy.com GMS GMS from existing Etsy buyers grew 24% year-over-year in 2019 and represented approximately 84% of overall Etsy.com GMS, an increase compared to last year.
Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. In 2019, on the Etsy marketplace, approximately 41.4% of our active buyers were repeat buyers, a slight increase compared to last year. Within that category, we are particularly focused on increasing our number of habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months. As of December 31, 2019 habitual buyers grew to 2.5 million, an increase of 22.9% compared to 2018. The growth in habitual buyers has accelerated for five consecutive quarters and is faster than overall active buyer growth, indicating our efforts to convert buyers into more loyal shoppers on the Etsy marketplace are seeing signs of success.

Active Buyers by Purchase Type

Etsy Seller & Buyer Retention
On the Etsy marketplace, our active sellers and active buyers typically remain so for multiple years. For example, 36.2% of active sellers and 37.9% of active buyers as of December 31, 2016 continued to be active sellers and active buyers through their fourth year on the platform and 33.1% of active sellers and 37.5% of active buyers as of December 31, 2015 continued to be active sellers and active buyers through their fourth year on the platform. In addition, as of December 31, 2019, 20.3% of active sellers have been selling on Etsy for more than four years. Likewise, as of December 31, 2019, 27.4% of active buyers have been Etsy buyers for more than four years.

		Year 1	Year 2	Year 3	Year 4			Year 1	Year 2	Year 3	Year 4

AVG GMS	2012	$1,079	$2,598	$3,935	$4,557	AVG GMS	2012	$96	$163	$173	$181

PER SELLER	2013	$1,260	$3,110	$4,190	$4,620	PER BUYER	2013	$96	$161	$168	$174

	2014	$1,465	$3,325	$4,228	$4,615		2014	$99	$157	$164	$169

	2015	$1,558	$3,296	$4,062	$4,939		2015	$101	$158	$163	$180

	2016	$1,660	$3,198	$4,278	$5,004		2016	$101	$157	$174	$187

Cohorts of 2016, 2015, 2014, 2013, and 2012 Active Sellers and Active Buyers
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Growth and Retention of Active Buyers and Active Sellers” for more information.

Our Technology

Our engineering team has built a sophisticated platform that enables millions of sellers and buyers to smoothly transact across borders, languages, and devices. We collect and analyze large volumes of data to enhance the performance of our platform and capture many user-generated events every day to produce personalized recommendations, improve our search experience and test features on our website.

Our use of machine learning algorithms on the Etsy marketplace creates an engaging shopping experience and also helps Etsy sellers and Etsy buyers connect across our platform. We apply proprietary machine learning to the search and discovery processes, enabling shoppers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind. Machine translation and machine learning also play an important role in making it easy for Etsy sellers and Etsy buyers to connect even if they don’t speak the same language. We translate listings within our Etsy marketplace, which we believe significantly increases the inventory available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience.

In addition, our technology infrastructure allows us to scale our efforts across the platform. In late 2017, we announced our migration to Google Cloud, which we believe will enable us to focus on growing the Etsy marketplace, prioritize the buyer and seller experience, improve our search and discovery effectiveness, and increase the pace of launching new features. We achieved a significant milestone in 2019 by successfully migrating our search infrastructure to Google Cloud, and in February 2020 we completed the migration. We believe our cloud infrastructure will result in increased engineering efficiency shifting the focus from maintaining on-premise systems to product engineering work that is more strategic. We also believe it will enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble fulfillment to capacity on an as needed basis.

Commitment to Integrity and Transparency

Members of our community rely on us to maintain trusted marketplaces. The trustworthiness of our platform and the connections among people in our community are cornerstones of our business. Our policies are designed to encourage transparency and clearly outline the rights and responsibilities of sellers and buyers participating on our platform. Transparency within our community helps to support our trustworthiness. For example, we have an impact strategy on which we provide our progress in this Annual Report.

We are focused on enhancing customer service for our sellers and buyers, which we believe bolsters the trustworthiness of our platform. For example, in 2019, we continued to evolve our offerings with Zendesk to improve our customer experience. We expanded live chat support to our sellers, and phone support is now available for both buyers and sellers.

On the Etsy marketplace, we strive to give the Etsy buyer comfort that she is purchasing goods from a shop that adheres to certain principles. Fundamentally, we require that goods listed on Etsy be handmade or unique and assembled with production partners, vintage, or craft supplies. Etsy buyers have a high degree of insight into Etsy sellers’ business practices. Our policies ask Etsy sellers to be transparent about themselves, their businesses and the goods they sell. We also annually report statistics regarding Etsy shops that do not meet our guidelines or which list items that infringe third party rights.

We have dedicated teams and sophisticated tools to help enforce our policies. For example, our Integrity team uses a combination of machine learning, automated systems, and community-generated flags to review items listed on the Etsy marketplace and Etsy shops that may violate our policies. Our Trust and Safety team helps to prevent and detect fraud through human review and automated tools and algorithms. We also recognize that sometimes transactions don’t go as planned. When that happens, our online Case System provides a way for Etsy sellers and buyers to communicate with each other to resolve disputes. We also establish trust by emphasizing the person behind every transaction. We deepen connections between Etsy sellers and buyers through our direct communication tools, seller stories on our website and apps, and in-person events, highlighting personal relationships as a key part of the Etsy experience.

Our Strategy

Since mid-2017, we have focused our strategy on growing the Etsy marketplace in our six core geographies and executing upon four key initiatives to make Etsy a better place to shop and sell. These initiatives involved making investments and improvements in search and discovery, trust and reliability, marketing capabilities, and seller tools and services. Successfully delivering on these initiatives has resulted in significant improvements to and growth of our marketplace.

In order to deliver sustainable long-term growth, we are building upon this strategy to incorporate additional elements that we believe, over time, will make Etsy a best-in-class marketplace. Our investments in product, marketing, and talent will be focused on capitalizing on what we believe are our core competitive advantages; or what we think of as our “Right to Win.”

The foundation of Etsy’s competitive advantage is our collection of our seller’s unique items, which we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. We lean into the humanity and vibrancy of our market, increasing the connection between Etsy buyers and sellers, establishing strong trust signals for product quality and customer experience, removing barriers to purchase, and giving Etsy sellers more ways to generate sales and scale their businesses.

Ultimately, the goal of our long-term strategy is to drive more new buyers to the website, give existing buyers reasons to come back more often, encourage buyers to spend more per order, and fuel success for our sellers, which we believe will drive growth. The Etsy marketplace has a significant number of habitual buyers (Etsy buyers who have purchased $200 or more on Etsy and have made purchases on six or more purchase days in the last 12 months) and we believe we have the ability to attract many more buyers like them to the Etsy marketplace and convert them into habitual buyers. For example, we believe we can deepen engagement with our existing buyers by inspiring purchases in additional categories and on additional occasions. We also plan to continue supporting our sellers by focusing on enhancing the seller tools and services that will drive buyer demand. We see a number of similarities between the levers of growth for the Etsy and Reverb marketplaces, including improving search and discovery, making selling and buying easier, and building a global brand and user community. We believe that we are just getting started improving the virtuous cycle of growth for our marketplaces.

Further expanding on these two primary components of our long-term strategy we will:

1. Focus on the Etsy marketplace in our six core geographies:

The first component and foundation of our growth strategy remains to focus on the Etsy marketplace in our six core geographies (United States, United Kingdom, Canada, Germany, Australia and France). These six locations are where we have our largest concentrations of Etsy buyers and sellers and, consequently, where we believe we have the most significant opportunities for growth. We are building local marketplaces globally, deepening local Etsy communities around the world, each with its own ecosystem of Etsy sellers and buyers. A barometer of our local market vibrancy is the performance of our international domestic trade route, by which we mean GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. Etsy.com GMS from this trade route grew approximately 37% in 2019 compared to 2018, making it the fastest growing category of international GMS. We see significant opportunity to deliver a more localized shopping experience to non-U.S. buyers in the future, including investments in the elevation of local products and sellers in search, improving non-English search, and more local specific marketing and campaigns.

While we focus on our six core markets, we will also continue to evaluate additional geographies in which to make strategic investments. For example, our initial investments in India, particularly in regard to seller acquisition, have led to the region becoming a focus area outside of our core geographies.

Our growth strategy also includes inorganic investments. Our 2018 strategic referral agreement with DaWanda in Germany and the 2019 acquisition of Reverb are examples of these types of investments. We may continue to acquire additional complementary marketplaces that are a strategic fit for the business and brand.

2. Build a sustainable competitive advantage:

As described above, the second component of our strategy is predicated around building a sustainable competitive advantage centered on these four key elements:

Our Collection of our Sellers' Unique Items: The foundation of Etsy’s competitive advantage is our collection of our sellers’ unique items. Etsy sellers’ unique items are a privilege we earn by being the best place for them to start and grow a creative business. The unique nature of the inventory we sell requires investment in a distinctive set of capabilities that helps high-quality items get made, listed, found, sold and delivered through our marketplace. The Etsy marketplace features approximately 65 million items listed across multiple retail categories, and boasts a large assortment of unique, handmade, vintage, and craft supply products from all over the world. This unique inventory is the result of having created a community that attracts, supports, and retains some of the world’s most talented makers. In a 2019 survey of Etsy buyers, 88% agreed that Etsy has items that you can’t find anywhere else - that something “special in a sea of sameness.” We believe the Etsy marketplace is the only place where you can find the depth and breadth of one-of-a-kind items, including millions that can be customized and personalized. The breadth and depth of the special items listed in the Etsy marketplace is the linchpin of our long-term strategy. However, the unique nature of these items requires that we invest in the other three elements of our long-term strategy: search and discovery, human connections, and our trusted brand in order deliver a best-in-class marketplace experience.

Best-in-class search and discovery: We are focused on continuing to develop a search and discovery experience that unlocks the value of the unique items in the Etsy marketplace. With millions of items listed on Etsy that don’t map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that surfaces the right product to the right buyer at the right time in order to drive sales and buyer satisfaction. We are utilizing artificial intelligence and machine learning to help personalize the search experience and enable Etsy buyers to more easily browse, filter and find the item they desire.

In 2019, we significantly enhanced the search and discovery experience on the Etsy marketplace. As a result of migrating our search efforts to Google Cloud, we made foundational upgrades to our search ranking algorithms, which will continue to enable us to provide more relevant search results to buyers on the Etsy.com platform. We’ve transitioned from linear to nonlinear models, which now leverage a deeper understanding of the relationship between items, attributes and users. As we continue to iterate on our search initiatives, our algorithms will learn and deliver a more personalized shopping experience, deepening buyer engagement and driving greater visit and purchase frequency.

The power of human connections: Our mission to “Keep Commerce Human” is a vital part of our strategy. We will continue to emphasize the role that humans play in every aspect of our business. What makes the Etsy marketplace special isn’t just the items in our marketplace; it’s also the stories of how those items were brought to life by the hands of real people. Our Etsy buyer experience highlights the story behind each item, and also allows Etsy buyers to create their own stories by working with an Etsy seller to personalize or customize items to their exact specifications. In fact, data shows that when an Etsy buyer reaches out to an Etsy seller with a question they are significantly more likely to purchase a listing from that seller, and conversion rate goes up as response time gets shorter.

In 2019, we rebranded our conversation tool on the Etsy marketplace and transformed the look and feel of the interface from an e-mail-like platform to a chat-like experience, enabling faster interactions that are more focused on shopping. We believe that fostering and elevating the quality of these interactions will enable us to drive buyer engagement, loyalty, and purchase frequency, and continue to differentiate Etsy from other e-commerce platforms. Shifting over time from our current item-first framework to one that highlights Etsy shops and sellers is a way to elevate the role of our makers and their creative processes. Our goal is to bring human connections to life through improvements in member support, seller forums management, our brand and marketing campaigns, and other ways that we promote the Etsy marketplace. Lastly, we plan to deepen loyalty by creating opportunities for Etsy buyers to experience Etsy across categories and occasions.

A brand you can trust: We will continue to focus on being a brand that inspires trust in our customers across the buyer journey -- when they search, purchase, anticipate and receive their special items, and all the steps in between. Since Etsy sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for providing an excellent end-to-end experience. There are two key elements to being a trusted brand: standing for something that customers understand and rely on, and delivering a purchasing experience that feels safe and supportive. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available on Etsy, and in the overall Etsy experience. In 2019, we implemented free shipping on the Etsy marketplace by providing sellers with tools and support that enable them to offer free shipping on orders of $35 or more to U.S. buyers. In September, we launched a campaign to notify Etsy buyers of the new program, highlighting shops that are offering free shipping on their orders. As of December 31, 2019, 65% of items on the Etsy marketplace offered free shipping to U.S. buyers, 74% of U.S. listing views were eligible to ship for free, and 48% of orders were delivered with free shipping.

We plan to continue to optimize the Etsy buyer shopping experience - to make it less fragmented and to remove friction. This will involve making sure that Etsy buyers can find what they want, can easily keep exploring for inspiration, and have the right information to make a purchase decision at every step along the way. We see significant room for additional improvements to our landing pages, our ability to surface recommendations, and continued improvements to friction in the purchase funnel. By focusing on free shipping, transparent delivery and returns, we can help buyers better understand what to expect across the Etsy marketplace.

In addition, we plan to evolve our marketing strategy and investments to reinforce our core brand promise in the minds of Etsy buyers. We believe that we can continue to broaden our channel mix in the marketing funnel from predominately investing in performance marketing, which we expect to continue to drive buyer growth through channels such as product listings ads on Google or search engine marketing. We also expect to continue spend on upper funnel strategies like TV, expand new marketing channels such as social, optimize our spend in these channels and work with sellers to help them better understand the impact of marketing on their business (for example, with improved seller analytics tools), and to promote their shops to Etsy buyers.

In addition to growth of the Etsy marketplace, our growth strategy includes continuing to evaluate opportunities for inorganic growth through investment, including geographic expansions (such as our 2018 agreement with DaWanda), adjacent marketplaces (such as our 2019 purchase of Reverb), vertical marketplace extensions, and technology additions, to name some examples.

Our Mission, Guiding Principles, and Team

Mission
Our mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. This is what makes us distinct from mass retailers. Our mission guides our daily decisions, sets the path for our long-term success and reinforces our commitment to make a positive social, economic, and environmental impact.
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
Our Team
We pride ourselves on our action-oriented, values-based, and purpose-driven work culture. Our employees work hard to bring innovative ideas and energy every day to strengthen the experience for our sellers and buyers. As of December 31, 2019, we had 1,240 employees worldwide, 184 of which were Reverb employees.

Our Impact Strategy and Progress

We believe that consumers are demanding more of the businesses they support and that the companies best positioned to succeed will build win-win solutions that are good for people, the planet, and profit. We are committed to growing sustainably by aligning our mission, guiding principles, and business strategy.
We have developed an impact strategy that reflects the positive economic, social, and environmental impact we want to have on the world while advancing and complementing our business strategy. Since announcing our impact strategy in 2017, we have matured and updated some of our goals to be more specific, measurable, and time bound. We expect to continue to evolve our impact strategy in the future as we grow and our impact work matures. We apply the same focus, discipline and accountability to our impact metrics, as we do our financial metrics; and together, they make us stronger and more resilient. We are pleased to share our progress as we execute on this strategy, and we will continue to report our results transparently as it relates to our impact goals. Where applicable, we have included Reverb in our 2019 Progress highlights.

In 2019, we made significant progress across all three of our focus areas, including, most notably:

•	Etsy sellers contributed $6.16 billion to the U.S. economy, up 14.7% from our 2018 baseline;

•
We continued to attract and retain world-class talent, strengthened through diversity, leading the industry in gender balance, and exceeding our goal to double hiring of under-represented minorities at Etsy in 2019; and

•	The Etsy marketplace became the first major online shopping destination to offset 100% of emissions from shipping, completing our journey to become a carbon neutral company.

Economic Impact: Make creative entrepreneurship a path to economic security and personal empowerment

2019 GOALS	2019 PROGRESS	2020 GOALS
Double U.S. Etsy sellers’ economic output by 2023
Expanding our Economic Impact
Commissioned Etsy’s second economic impact study with ECONorthwest, an independent economic consulting firm, to explore the ways Etsy sellers in the United States contribute to the national economic landscape. We found that in 2019, Etsy sellers:

- Contributed $6.16 billion to the U.S. economy, a 14.7% increase from our baseline of $5.73 billion in 2018;
- Created 1.7 million jobs in the independent worker economy, enough jobs to employ the entire city of Phoenix, AZ;
- Generated more than $2 billion in income; and,
- Produced $3.45 billion in additional economic value by harnessing their creativity and bringing unique products to market.
Create and grow economic opportunities for creative entrepreneurs. Target: Double U.S. Etsy sellers’ economic output by 2023.
Invest in social programs that foster economic security and personal empowerment for our stakeholders
Philanthropy
Invested over $580 thousand in programs and initiatives that enable creative entrepreneurship, including our Maker Cities, Craft Entrepreneurship, and Etsy Disaster Relief programs that support Etsy sellers on their paths to economic security and personal empowerment, and through Reverb Gives, which supports musical education initiatives globally.
—
Community Engagement
Collectively, Etsy employees donated over 3,400 hours of volunteer time in their communities through Etsy’s Volunteer Time Off program.

Foster economic and personal empowerment among our stakeholders.
Target: Invest in social programs that:
- Promote economic opportunities for creative entrepreneurs.
- Provide musical education to people in need.

Advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs
Advocating for Creative Entrepreneurs
Continued advocating for public policies that enable creative entrepreneurs to start and grow their businesses, including net neutrality protections, portable benefits, tax simplification, sensible platform regulation, and reduction of barriers to cross-border trade.
—
Activating the Power of Etsy Sellers
Etsy sellers advocated on the above issues in Washington, D.C., Brussels, and Paris, testified before the U.S. Senate Finance Committee, and generated over 12,000 messages to lawmakers on behalf of our community.

Advocate for public policies that advance our commitments to economic empowerment, equity, and ecological sustainability.
Target: Advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

Social Impact: Enable equitable access to the opportunities that we create

2019 GOALS	2019 PROGRESS	2020 GOALS
Approximately double the percentage of Black and Latinx employees in Etsy’s workforce by 2023
Expanding our Diversity & Inclusion Infrastructure
Established a robust Diversity & Inclusion infrastructure, with dedicated staffing, resources and support, inclusive of focused learning and development programs, internal and external events and marketing support, and dedicated recruiting support.
—
Attracting Diverse Talent
By focusing on targeted recruitment of underrepresented minorities (URM), and renewed employer brand awareness efforts, we exceeded our 2019 URM hiring goal and made meaningful progress toward our 2023 goal. In 2019, Black and Latinx employees made up 15% of U.S. Etsy hires. As a result, Black and Latinx people make up 10.4% of our workforce, up from 8.5% in 2018.
—
Employee Engagement and Retention
Launched targeted, URM-focused retention and leadership development initiatives. Initiatives included relaunching the Etsy Employee Resource Group initiative, newly equipped with a rewards and recognition program, and the launch of a Mentorship Program. We also laid the foundation for an engineering-specific sponsorship program, which we plan to roll out in 2020.
—
Pay Equity
Continued to ensure fair pay practices throughout the business as we prepare to conduct our second pay equity study in 2020.

Build diverse and inclusive workforces that are broadly representative of their communities.
Targets:
- Approximately double the percentage of Black and Latinx employees at Etsy by 2023.
- Set a baseline and goals for Reverb’s performance and pay practices, hiring rubric, and diversity & inclusion strategy.

Build a diverse, equitable, and sustainable supply chain to support our operations and bring value to both Etsy and our vendors
Supply Chain Responsibility
Through our supplier vetting program, collected impact data from 45% of Etsy’s suppliers, representing 84% of Etsy’s supplier spend in 2019, and developed a comprehensive baseline of our supply chain impact across key indicators. Of suppliers assessed in 2019, we found that:
- 59% of Etsy’s spend went to companies that have set a greenhouse gas emissions reduction goal; and,
- 46% of Etsy’s small and medium-sized suppliers (sole proprietors up to 250 employees) are owned by women, minorities or veterans.
—
Supplier Diversity
In line with Etsy’s commitment to enable equitable access to economic opportunities, we are taking meaningful steps to ensure we have diverse representation across our supply chain. We are setting a short-term goal to ensure that by 2022, at least 50% of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans. At the same time, we’ll continue our foundational work to establish targets that address the ecological and economic impacts of our supply chain.
—
Responsible Labor Practices
Introduced a more in-depth assessment of employment practices for Etsy suppliers providing contracted workforce.

Build a diverse, equitable, and sustainable supply chain to support our operations and bring value to our company and our vendors.
Target: Ensure at least 50% of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans by 2022.

Make Etsy a more inclusive and welcoming marketplace for people from underrepresented backgrounds
Embedding Diversity in Product Design
Continued investing in this stream of work, embedding our insights into our product, expanding to focus on both our buyers and our sellers, and building an inviting and inclusive user experience.
—
Inclusive Marketing
Meaningfully increased the number of Black and Latinx models and diverse product imagery within marketing materials for the Etsy marketplace during the peak holiday season.

Ensure our marketplaces are diverse, welcoming, and inclusive places to sell and shop.
Target: By 2021, define a key performance indicator and establish a baseline for marketplace diversity and inclusivity.

Ecological Impact: Build long-term resilience by eliminating our carbon impacts and fostering responsible resource use

2019 GOALS	2019 PROGRESS	2020 GOALS
Utilize and source energy responsibly so that we can power our operations with 100% renewable electricity by 2020 and reduce the intensity of our energy use by 25% by 2025
Renewable Electricity
Procured 76% of our electricity from renewable sources, up from 58% in 2018. This includes electricity used to power Etsy and Reverb’s global offices, and Etsy.com’s computing load in colocated data centers and Google Cloud Platform (GCP).
—
Energy Use
In 2019, our total energy footprint was 9,857 MWh, with colocated data centers accounting for 4,081 MWh. To address data availability challenges associated with allocating energy consumption from the cloud, Etsy has developed an estimation methodology to account for our GCP computing footprint, which has been reviewed by industry experts. Based on this methodology, we estimate our energy consumption from GCP in 2019 to be 2,295 MWh. Quantification of our cloud energy consumption will allow us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. We plan to share our estimation methodology publicly later this year. By making this methodology public, we hope to make it easier for peers to use and build on this approach, and to drive transparency, accountability and progress in efficient computing.
—
Energy Efficiency
Our 2019 office energy footprint was 3,481 MWh. In offices where Etsy maintains operational control, we achieved a 33% reduction in energy intensity (kWh per square foot) across our global operations based on a 2016 baseline.

Achieve best-in-class sustainable operations by sourcing 100% renewable electricity, reducing the intensity of our energy use, and running zero waste operations.
Targets:
- Source 100% of Etsy’s electricity from renewable sources by 2020.
- Achieve a 25% reduction in the intensity of Etsy’s energy use by 2025.
- Maintain a 90% waste diversion rate across global operations.

Mitigate the ecological impact of our marketplace by offering carbon neutral shipping on 100% of transactions by 2020
Carbon Offset Shipping
In February 2019, we announced immediate action to balance our footprint by offsetting 100% of our emissions generated from Etsy.com shipping through investment in verified emissions reductions (VERs). Carbon-offset shipping is good for the planet, and also resonates with our buyers, as we saw conversion rates increase on our checkout page when we included messaging about our carbon neutrality initiatives. This effort builds on our legacy of offsetting our other carbon emissions, which we have done since 2015. Since February 2019, Etsy.com has been running a carbon neutral business. We’ve balanced all of our measured emissions by investing in over 190,000 VERs, protecting forests, sponsoring wind and solar farms, and developing greener methods for producing auto parts.
—
Advocating for Climate-Friendly e-commerce
We continue to take action in support of solutions that will help to drive carbon reduction in the long term, including advocating at the federal and state level for comprehensive climate and carbon reduction policies, and collaborating with peers on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.
Run a carbon neutral business. Target: Offset 100% of measured Scope 1, 2, and 3 emissions.
Run zero waste operations by 2020
Diversion from Landfill
In 2019, Etsy diverted 93% of waste generated from office and data center operations from landfill, and diverted 84% of waste generated across all global operations, including construction waste from capital projects.
—
Certified Zero Waste Facilities
Completed certification of all of Etsy’s core offices as TRUE Zero Waste Facilities through the U.S. Green Building Council’s certification program.

Establish our marketplaces as destinations for sustainably-minded shoppers and conscious living.
Target: By 2021, define a key performance indicator and establish a baseline for marketplace sustainability.

Our mission to “Keep Commerce Human” means that we celebrate the uniqueness, authenticity, and richness of the human experience. Our diversity & inclusion efforts are integral to who we are as a company; namely, one that is in the business of servicing and celebrating the vibrant spectrum of unique and special qualities people possess.
We are committed to reporting transparently on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees globally. Leadership is defined as Director level and above. Engineering employees are defined as those employees who work within the Engineering Job Family Group. Tech employees are defined as those employees who work on Product, Engineering, Analytics and HR Information and Financial Systems Administration teams. Other business roles are defined as those employees who work in roles outside of the Tech definition, and is inclusive of non-tech Leadership positions. Gender and age metrics represent our global employee base, while race and ethnicity metrics represent U.S. employees only. 2019 metrics include both Etsy and Reverb employees, while metrics from previous years do not include Reverb employees.

Board	Overall	Leadership	Tech	Engineering	Other Business Roles

† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics as of December 31, 2019. Full details and data methodology are available at investors.etsy.com.
‡ Metrics for which historical data has also been subject to previous attest procedures.

RACE & ETHNICITY METRICS - U.S. ONLY
	Overall			Leadership			Tech			Engineering			Other Business Roles
	2017	2018‡	2019†	2017	2018‡	2019†	2017	2018‡	2019†	2017	2018‡	2019†	2017	2018‡	2019†
American Indian or Alaska Native	0.2%	0.1%	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	0.3%	0.2%
Asian	13.9%	16.5%	15.3%	16.9%	19.3%	15.5%	20.9%	22.6%	21.1%	20.4%	21.9%	20.0%	7.0%	8.5%	7.7%
Black/African American	4.4%	3.7%	5.2%	3.4%	3.4%	2.7%	3.3%	2.6%	4.6%	4.2%	3.2%	5.1%	5.4%	5.5%	5.9%
Hispanic	4.1%	4.8%	5.2%	1.7%	—%	1.8%	4.5%	4.7%	4.7%	4.2%	5.1%	5.5%	3.8%	5.2%	5.7%
Two or More Races	2.7%	2.8%	3.1%	5.1%	2.3%	2.7%	2.1%	3%	3.6%	2%	3.2%	4.1%	3.5%	2.7%	2.4%
White	71.8%	67.0%	64.6%	72.9%	75%	72.7%	65.6%	60.8%	58.8%	65%	60.8%	58.4%	78.1%	74.8%	72.1%
Not Declared	2.9%	5.1%	6.5%	—%	—%	4.6%	3.6%	6.3%	7.2%	4.2%	5.8%	6.9%	1.9%	3%	6.0%

AGE METRICS - GLOBAL
	2017	2018‡	2019†
24 years and younger	4.2%	5.3%	4.3%
25-29 years	28.4%	27.9%	27.6%
30-34 years	34.1%	32.2%	34.9%
35-39 years	21.2%	20.8%	19.5%
40-49 years	9.4%	11.1%	11.0%
50+ years	2.7%	2.7%	2.7%

† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics as of December 31, 2019. Full details and data methodology are available at investors.etsy.com.
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

SASB Metrics
SASB Code	Metric		2017	2018	2019
CG-EC-000.A	Entity-defined measure of user activity	Active buyers (thousands)	33,364	39,447	46,351
		Active sellers (thousands)	1,933	2,115	2,699
CG-EC-000.B	Data processing capacity
In December 2017, Etsy announced our Google Cloud Partnership, an initiative to transition Etsy.com infrastructure to Google Cloud Platform (GCP). In February 2020, we completed our full migration to GCP. We believe this transition will result in increased engineering efficiency, and enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble fulfillment to capacity on an as needed basis.

	Percentage outsourced		100%	100%	100%
Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh (Etsy only)		7,111	7,330	6,376
	Percentage renewable energy (Etsy only)		32%	65%	89%
	Percentage grid electricity (Etsy only)		100%	100%	100%
CG-EC-130.a
Discussion of the integration of environmental considerations into strategic planning for data center needs. Etsy’s goals include powering our operations with 100% renewable electricity by 2020, and reducing the intensity of our energy use by 25% by 2025. These goals are included as key considerations as we plan for our computing needs, and have been a focus of our sustainability efforts. When transitioning to a cloud computing infrastructure, we selected GCP, a partner that shares our commitment to 100% renewable electricity. Their highly efficient data centers are expected to help us save significant energy. Moreover, moving to flexible cloud-based infrastructure should enable us to reduce major idle time and associated energy consumption.

We actively monitor and manage energy consumption from our computing infrastructure. In 2019, our colocated data centers consumed 4,081 MWh and we estimate that our energy consumption in GCP was 2,295 MWh, based on a methodology developed by Etsy and reviewed by industry experts. Quantification of our cloud energy consumption will allow us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2019 hardware infrastructure footprint does not include Reverb, but we plan to include Reverb’s computing footprint in our 2020 analysis.

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

Data Security
CG-EC-230a.1
Description of approach to identifying and addressing data security risks. Data security is overseen by our Chief Information Security Officer who reports to our Chief Technology Officer. We strive to protect sensitive information through various means, such as technical safeguards, procedural requirements and policies, an intensive program of monitoring on both our web platform and within our corporate network, continuous testing of aspects of our security posture internally and with outside vendors, a robust incident response program, and regular training for employees.

Employee Recruitment, Inclusion and Performance
CG-EC-330a.1	Employee engagement as a percentage (Etsy only)		60%	70%	76%

Employee engagement as a percentage and discussion of methodology. In May 2019, Etsy conducted an engagement survey of all global employees. Of employees surveyed, 93% submitted a response. Seventy-six percent of respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 51 questions - 48 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, and three free-text questions to which employees were asked to write out a response. The responses were analyzed against the results from a similar survey conducted in 2018, as well as Culture Amp's 2019 New Tech - 500+ Benchmark, which consists of survey results from companies that are primarily internet-based or focused on creating new technologies, and that have between 500 and 5,000 employees.

CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions		See Impact Strategy section for detailed metrics.
	Discussion of diversity and inclusion strategy and performance		See Impact Strategy - Social Impact for details.

SASB Metrics
SASB Code	Metric	2017		2018		2019
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders			2.5%		3.5%
Product Packaging and Distribution
CG-EC-410a.1	Total greenhouse gas (GHG) footprint of product shipments in metric tons CO2e (Etsy only)	118,153	‡	135,459	‡	154,078	†
CG-EC-410a.2
Discussion of strategies to reduce the environmental impact of product delivery. The delivery of products sold on our marketplace represents the majority of Etsy’s carbon footprint. As a peer-to-peer marketplace, Etsy does not directly control seller shipping or the associated logistics networks, however, we are committed to addressing carbon emissions from shipping. In February 2019, we announced immediate action to balance our footprint by offsetting 100% of our emissions generated from Etsy.com shipping through investment in verified emissions reductions. In addition, we continue to take action in support of solutions that will help to drive carbon reduction in the long term, including advocating at the federal and state level for comprehensive climate and carbon reduction policies, and collaborating with peers on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector. Our 2019 shipping footprint does not include Reverb.com shipments, but we plan to include Reverb’s shipping emissions in our 2020 footprint.

Greenhouse Gas (“GHG”) Emissions Summary (tCO2e)	2017		2018		2019
GHG Emissions by Scope
Scope 1	467	‡	372	‡	371	†
Scope 2 - Market	2,209	‡	1,213	‡	652	†
Scope 2 - Location	3,152	‡	2,923	‡	1,859	†
Scope 3	119,444		137,042		155,967
Scope 3 GHG Emissions by Activity Source
Shipping (Etsy only)	118,153	‡	135,459	‡	154,078	†
Air Travel	550	‡	943	‡	1,217	†
Commuting	663		544		510
Remote Workers	64		87		114
Cloud Computing - Market (Etsy only)					29	†
Waste	7		6		13
Water	4		3		6
Electricity, Transmission and Distribution Losses	3		<1		<1
Our 2019 greenhouse gas emissions include both Etsy and Reverb, unless otherwise stated, while previous years include only Etsy. Reverb’s footprint has been accounted for from the date of acquisition forward. Etsy has included emissions generated from our colocated data centers as Scope 2 emissions, consistent with prior years. Emissions generated from cloud computing are classified as Scope 3 emissions.

† Etsy commissioned an external third party to perform attest procedures with respect to our carbon and energy metrics for the period from January 1, 2019 to December 31, 2019. Full details and data methodology are available at investors.etsy.com.
‡ Metrics for which historical data has also been subject to previous attest procedures.

Competition
Sellers can list their goods for sale with online retailers or sell their goods through local consignment and vintage stores and other venues and marketplaces, including through commerce channels on social networks like Facebook and Instagram. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling sellers to sell from their own website or otherwise run their business independently of our platform. We are able to compete for sellers based on our brand awareness, the global scale of our marketplaces and the breadth of our online presence, the number and engagement of buyers, our seller tools and services, our seller education resources, our policies and fees, our mobile apps, the strength of our community, and our values.
We also compete with retailers for the attention of the buyer. A buyer has the choice of shopping with any online or offline retailer, whether large marketplaces or national retail chains or local consignment and vintage stores or other venues or marketplaces. We are able to compete for buyers based on the unique goods that sellers list in our marketplaces, our brand awareness, the person-to-person commerce experience, customer service, our reputation for trustworthiness, our mobile apps, the availability of fair and free shipping offered by sellers, ease of payment, and the availability and reliability of our platform.
Intellectual Property
Protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including patent, trade secret, copyright, and trademark laws, in the United States and abroad. We also use confidentiality procedures, defensive licensing and acquisitions, non-disclosure agreements, invention assignment agreements, and other contractual rights to protect us and our intellectual property.
We file patents and register domain names, trademarks, copyrights, and service marks in the United States and abroad. We rely upon unregistered copyrights and common law protection for certain trademarks. We also use internal and external brand protection mechanisms that are intended to protect our brands from misuse by third parties.
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently changing. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, E.U. directives, and other national laws govern the processing of payments, consumer protection, and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country. The growing regulation of e-commerce worldwide could impose additional compliance burdens and costs on us or on sellers and could subject us to significant liability for any failure to comply. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, proxy statements and other information with the Securities and Exchange Commission, (the “SEC”). These reports are available free of charge on our website at investors.etsy.com as soon as reasonably practicable after we have filed or furnished them to the SEC. The information on our website is not incorporated into this Annual Report and investors should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com or by calling (347) 382-7582.

Our SEC reports are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished them to the SEC.

Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Consolidated Financial Statements and related notes, and the other information in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report. See “Note Regarding Forward-looking Statements.”
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

•
the timing and success of product launches, including new services and features we may introduce, such as our free shipping initiative and changes to our on-site and off-site ads products, including changes to our advertising products that we intend to launch in the second quarter of 2020;

•	the success of our marketing efforts;

•	the success of our integration of acquired businesses, such as Reverb, which we acquired in 2019;

•	adverse economic and market conditions, such as currency fluctuations and adverse global events;

•
disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our business and future growth; and

•	our ability to recruit and retain employees.
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

Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to maintain our pace of product experiments coupled with the success of such initiatives and our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
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
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business would be harmed. Trends in socially-conscious consumerism and buying unique or vintage rather than mass produced goods, which has historically been beneficial to our business, could also shift or slow which would make it more difficult to attract new buyers and sellers. In addition, our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue.
Our company has only recently become profitable, and we may not maintain the current rate of revenue growth or profitability in the future.

We have experienced rapid growth in our business, in the number of buyers and sellers and in the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures in line with our current growth. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the deceleration of our GMS growth rate and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.

Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. Conversely, if recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces could decline and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the United Kingdom’s exit from the European Union, or E.U., commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the year ended December 31, 2019, approximately 81% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war or other unexpected events, could disrupt our operations, internet or mobile networks, or the operations of one or more of our third-party service providers. Certain events, such as hurricanes and other natural disasters, political instability or crises, public health crises and significant news items in the United States or internationally that distract the public, may impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplaces and ship their goods, which may increase seller defaults and delinquencies. These kinds of events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
Our ability to recruit and retain employees is important to our success.
Our ability to attract, retain, and motivate employees, including our management team, is important to our success. We strive to attract, retain, and motivate employees, from our office administrators to our engineers to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position.
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

•	lack of awareness of our policies or confusion about how they are applied;

•	changes to our policies that members of our community perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;

•	inadequacies in our terms of use;

•	frequent product launches or updates that could deteriorate member trust;

•	a failure to enforce our policies effectively, fairly and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplaces;

•	inadequate or unsatisfactory customer service experiences;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our guiding principles and mission.
Creating a trusted brand is one of the key elements of our strategy. In particular, we are focused on enhancing customer service for sellers and buyers. For example, in 2019, we continued to evolve our offerings with Zendesk to improve our customer experience on the Etsy marketplace. In addition, we plan to introduce new customer service features and tools to support a positive user experience on the Etsy marketplace. If our efforts to enhance customer service are unsuccessful or if our customer service platform fails to meet our needs, we may need to invest additional resources in customer service and our ability to maintain trustworthy marketplaces could be harmed.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features and services including, for example, Etsy’s free shipping initiative and the planned changes to our advertising products expected to launch in the second quarter of 2020. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
New offerings may not drive GMS or revenue growth, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy sellers and buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may not drive the GMS or revenue that we anticipate, may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance and growth.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring more new buyers to the marketplace and create more habitual buyers by inspiring purchases across multiple categories and special occasions.

We continue to iterate on our marketing strategies, which may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our primary marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing and display advertising, as well as social media, mobile push notifications, and email. Additionally, we engage in brand advertising via channels such as television and digital video advertising. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and, therefore, reduce the number of visits to our marketplaces. We also obtain a significant number of visits from social media platforms such as Facebook, Instagram and Pinterest. Search engines, social networks, and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers) and GMS. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more buyers to our platform. In addition, ongoing privacy regulatory changes, such as the EU General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (“CCPA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to our sellers and buyers, or if our sellers and buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. As e-commerce, search, and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.
If the mobile solutions available to sellers and buyers are not effective, the use of our marketplaces could decline.
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
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional tariffs and customs that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted.
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
Competition is also likely to intensify outside of the United States, both where we operate now and where we plan to expand. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets. Some of our competitors may also be able to develop and grow internationally more quickly than we will.
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

•	varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States;

•	geopolitical events such as natural disasters, terrorism and acts of war;

•	uncertainties and instability in U.K. and European markets caused by Brexit; and

•	barriers to international trade, such as tariffs, customs or other taxes.
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

Legal, political and economic uncertainty surrounding the United Kingdom’s recent departure from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

On January 31, 2020, the United Kingdom formally withdrew from the E.U. Under the terms of its withdrawal, the United Kingdom will be subject to a transition period until December 31, 2020, during which the United Kingdom will remain in the single market and customs union. The United Kingdom and the E.U. have begun negotiations to determine these relationships following the expiration of the transition period.

Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, privacy and information security laws, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. In addition, depending on the terms of the United Kingdom’s withdrawal from the E.U., the United Kingdom could lose the benefits of global trade agreements negotiated by the E.U. on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the E.U. and, in particular, any arrangements for the United Kingdom to retain access to E.U. markets going forward.

The United Kingdom is one of our core markets. We are continuing to monitor Brexit developments to enable us to adjust our business and operations as appropriate with the goal of continuing to provide services to our United Kingdom and E.U. buyers and sellers after the transition period ends, including in the event of loss of all U.K. access to E.U. markets as well as lack of favorable resolution with regard to other E.U. rules and regulations. A failure by the U.K. and E.U. to negotiate agreements favorable to the United Kingdom by the end of the transition period and ongoing uncertainty with respect to potential divergent regulatory standards, however, could result in additional operational, regulatory and compliance costs to us as well as decreased revenue, all of which could adversely affect our business, results of operations and financial condition.

Regulation in the areas of privacy and protection of user data could harm our business.
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we and our vendors collect, use, and share personal information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities. The GDPR extends the scope of E.U. data protection law to certain non-E.U. companies processing data of E.U. persons. The GDPR seeks to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers or new sellers selling into the E.U. due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, the CCPA became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information, and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. The CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Beyond GDPR and CCPA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater.

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

We also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or third party providers fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentation of our actual practices.

Our payments systems depend on third-party providers, require ongoing investment, and are subject to evolving laws, regulations, rules, and standards.
Our buyers primarily pay for purchases using our payments services (i.e., Etsy Payments and Reverb Payments) or PayPal. In the United States and other countries where our payments services are available, our sellers accept various forms of payments such as credit cards, debit cards, gift cards, PayPal, Google Wallet and Apple Pay.
We rely upon third-party service providers to perform underlying compliance, credit card processing and payment disbursing, currency exchange, identity verification, sanctions screening, and fraud analysis services. If these service providers do not perform adequately or if our relationships with these service providers were to change or terminate, our sellers’ ability to receive orders or payment could be adversely affected and certain financial compliance measures, including fraud prevention and detection tools may not be effective, which could increase costs, lead to potential legal liability, and negatively impact our business. In addition, we and our third-party service providers may experience service outages from time to time that negatively impact payments on our platform. We have in the past experienced, and may in the future experience, such service outages and, if we are unable to provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to our sellers, some of our sellers may stop listing new items for sale or even close their accounts altogether.
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us and taking steps to comply with applicable laws and licensing regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, could cause us significant reputational damage, or could force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact payments on our platform.
We plan to invest ongoing internal resources into our payments tools and infrastructure in order to maintain existing availability, expand into additional markets and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our marketplaces. Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support these services. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we may become subject to additional and evolving regulations, compliance requirements, and may be exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
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
If we experience a communications or technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our community or employees is misused or disclosed, or if we or our third-party providers are subject to cyber attacks, members of our community may curtail use of our platform, we may be exposed to liability, and our reputation could suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists. In addition, we have experienced in the past, and may experience in the future, security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Cyber attacks could also result in the theft of our intellectual property.

A successful cyberattack could occur and persist for an extended period of time before being detected. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our community and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss, compromise, or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
We may expand our business through acquisitions of other businesses or assets, which may divert management’s attention and/or prove to be unsuccessful, including our acquisition of Reverb.
We have acquired a number of other businesses in the past, including our 2019 acquisition of Reverb, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, or any partnerships, and the integration of Reverb and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The Reverb acquisition and any future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

•	integrating new businesses and technologies into our infrastructure;

•	implementing growth initiatives;

•	integrating administrative functions;

•	retaining and integrating key employees;

•	supporting and enhancing morale and culture;

•	maintaining or developing controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

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

Additionally, we have developed an impact strategy that focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social and ecological efforts. Our impact strategy aims to create more economic opportunity for sellers, greater diversity in our workforce and build long-term resilience by reducing our carbon footprint. If we don’t demonstrate progress against our impact strategy or if our impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to demonstrate that our commitment to our impact strategy enhances our overall financial performance.
Failure to deal effectively with fraud or other illegal activity could harm our business.
We have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic, as new technologies and ways to commit fraud and other illegal activity are continually evolving, and regulations requiring marketplaces to detect and limit these activities are increasing. If we fail to limit the impact of fraudulent and other illegal activity in our marketplaces, our business, reputation, financial performance and growth could be adversely affected.
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
We voluntarily report certain corporate social responsibility metrics. This transparency is consistent with our commitment to executing on a strategy that reflects the positive economic, social, and ecological impact we want to have on the world while advancing and complementing our business strategy. These metrics, whether it be the standards we set for ourselves and/or our failure to meet such metrics, may influence our reputation and the value of our brand. For example, the perception held by our buyers or sellers, our partners or vendors, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics we have chosen to aspire to and whether or not we meet these metrics on a timely basis, if at all. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in a typical auditing engagement. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, or growth.
By electing to set and share publicly these corporate social responsibility metrics, our business may also face increased scrutiny related to environmental, social, and governance activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report, such as economic security and personal empowerment, diversity and inclusion, energy and water management, carbon footprint, and data privacy or if we are perceived not to have rigorously measured our achievement against such metrics. Any harm to our reputation resulting from setting these metrics or our failure or perceived failure to meet such metrics could impact: employee engagement and retention; the willingness of our buyers and sellers and our partners and vendors to do business with us; or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
We compete to attract, engage, and retain sellers based on many factors, including:

•	our brand awareness;

•	the global scale of our marketplaces and the breadth of our online presence;

•	the extent to which our tools and services can ease the administrative tasks that a seller might encounter in running her business;

•	the number and engagement of buyers;

•	seller education resources and tools;

•	our policies and fees;

•	the ability to scale her business;

•	our mobile apps;

•	the strength of our community; and

•	our mission.
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
The reliability of our platform is important to our ability to generate and grow revenue, reputation and our ability to attract and retain our sellers and buyers. As the number of sellers and buyers, volume of traffic, number of transactions, and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term. Upgrading our platform, software and networks may also subject us to disruptions, failures or delays.
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
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we have migrated Etsy’s data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected.
We may be subject to claims that items listed in our marketplace are counterfeit, infringing, or illegal.
We frequently receive communications alleging that items listed in our marketplaces infringe third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with anti-counterfeiting measures our platform employs and continues to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of our sellers.

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs or make our platforms less user-friendly. These claims, or legal and regulatory changes, could require the removal of non-infringing or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that counterfeit or other unauthorized items are common in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
Various jurisdictions (including the U.S. states and European Union member states) are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with Etsy sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering related legislation. Additionally, the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, U.S. states have begun to adopt and enforce laws requiring us or our sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business, financial performance, and growth. Additionally, this legislation could require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplaces less attractive. If we are found to be deficient in the calculation, collection and remittance of taxes in the jurisdictions in which we do business our business and results of operations could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property, and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort.
Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. For example, as described elsewhere in these Risk Factors, laws relating to privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements that are applicable to Etsy.

New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platform. For example, the European Union recently passed a directive expanding online platform liability for copyright infringement, which member states are expected to implement by 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency

Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
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
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, and rules related to security, privacy, or national security, which may impede us or our users. We could also face regulatory challenges or be subject to discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business.
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
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In addition, we could face discriminatory or anticompetitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. In 2015, rules approved by the Federal Communications Commission (“FCC”) went into effect that prohibited internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes; however, those rules were repealed in June 2018, and efforts to challenge the repeal in the courts have failed to reverse the FCC’s 2018 decision, and in October 2019, the U.S. Court of Appeals for the D.C. Circuit provided a mixed ruling that did not reverse the FCC’s 2015 decision in its entirety. Although this recent court ruling allows states to enact their own net neutrality rules, the repeal of federal protections may make it more difficult or costly for many small businesses such as our community of sellers, as well as our buyers, to access our platform and may result in increased costs for us, which could significantly harm our business, and the millions of microbusinesses that utilize our platform.
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
The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, such as requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination, or other transaction or other special requests, could disrupt our operations, be costly and time-consuming, or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may make it more difficult to attract and retain qualified employees. Our ability to continue to commit to our mission, guiding principles and culture may also be questioned, which could impact our ability to attract and retain buyers and sellers. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly or vicariously, for infringement claims against sellers or third parties, and that statutory, judicial or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We may be unable to protect our intellectual property adequately.
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and we rely on trade secret protection for parts of our technology and intellectual property. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.

In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even if we do detect violations, we may need to engage in litigation or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third party claims. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.
We are subject to the terms of open source licenses because our platform incorporates open source software.
The software powering our platform incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance and growth.
We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law such as legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, including regulations, administrative practices, outcomes of court cases and changes to the global tax framework. Further, our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.

In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although, we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ our original or adjusted estimates, our effective tax rate can be adversely affected.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact our effective tax rate and tax liabilities.

At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.
We may be involved in litigation and regulatory matters that are expensive and time consuming.
In addition to intellectual property claims, we may become involved in other litigation matters, including class action or shareholder derivative lawsuits. We may become subject to heightened regulatory scrutiny, inquiries or investigations, including with respect to our community, relating to broad, industry-wide concerns, such as antitrust and privacy, that could lead to increased expenses or reputational damage.
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

Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. We are currently integrating Reverb into our operations and financial internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 will not include Reverb. We cannot assure you that Reverb will be effectively integrated into our operational or financial internal control processes or that that we or our independent registered public accounting firm will not identify a material weakness relating to Reverb in our internal control processes in the future.

If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
In addition, our internal control over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Under Accounting Standards Codification 470-20—Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity components of the Notes are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2019, our common stock’s daily closing price on Nasdaq has ranged from a low of $40.51 to a high of $72.77 through February 21, 2020. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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
Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

In November 2018, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity.
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
Provisions in our certificate of incorporation and bylaws and the Delaware General Corporation Law may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, these provisions:

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
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law may delay or prevent a change in control of our company by imposing certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in Brooklyn, New York where we occupy approximately 225,135 square feet under a lease that expires in 2026. We use these facilities for our principal administration, technology and development and engineering activities.
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
Holders of Record
As of the close of business on February 21, 2020, there were approximately 196 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors think are relevant.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
October 1 - 31, 2019 (1)	409,052	$55.81	255,360	$110,371
November 1 - 30, 2019 (1)	175,619	46.35	169,718	102,500
December 1 - 31, 2019 (1)	3,995	43.39	—	102,500
Total	588,666	52.90	425,078	102,500

(1)	The total number of shares purchased includes 163,588 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).

(2)	Average price paid per share excludes broker commissions.

(3)
On November 6, 2018, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The stock repurchase program has no expiration date.

(4)
A portion of these shares were purchased pursuant to a 10b5-1 trading plan. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.

Performance Graph
Our 2018 Annual Report on Form 10-K included a comparison of the cumulative total return of our common stock with the NASDAQ Composite Index and the Russell 2000 Index since our initial public offering on April 16, 2015. As a result of changes in 2019 to the indices that Etsy is included in, we believe that the S&P MidCap 400 and the Russell 1000 Index are more appropriate indices for comparison of our stock performance. If a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year. Accordingly, the following graph shows a comparison from April 16, 2015 (the date our common stock commenced trading on Nasdaq) through December 31, 2019, of the cumulative total returns for our common stock, the S&P MidCap 400, the Russell 1000 Index, the Nasdaq Composite Index, and the Russell 2000 Index. The graph assumes $100 was invested at the market close on April 16, 2015 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The S&P Mid Cap 400, the Russell 1000 Index, the Nasdaq Composite Index, and the Russell 2000 Index assume reinvestment of any dividends.

COMPARISON 19-QUARTER CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the S&P 400 Mid Cap Index, the Russell 1000 Index, the NASDAQ Composite Index, and the Russell 2000 Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
4/16/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/30/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
Etsy, Inc.
S&P 400 Mid Cap Index
Russell 1000 Index
Nasdaq Composite Index
Russell 2000 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

Item 6. Selected Consolidated Financial and Other Data.
The following tables show selected consolidated financial data. The selected Consolidated Statements of Operations data for the years ended December 31, 2019, 2018, and 2017, and the selected Consolidated Balance Sheets data as of December 31, 2019 and 2018, are derived from our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015, and the selected Consolidated Balance Sheets data as of December 31, 2017, 2016, and 2015 is derived from our audited Consolidated Financial Statements and related notes not included in this Annual Report.
The following tables also show certain unaudited operational and non-GAAP financial measures as well as a reconciliation between certain GAAP and non-GAAP measures. The selected consolidated financial data and key metrics should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms: “active buyers,” “active sellers,” “Adjusted EBITDA,” “GMS,” “international GMS,” and “mobile GMS.”
Our historical results and key metrics are not necessarily indicative of future results.

	Year Ended December 31,
	2019 (1)	2018	2017	2016	2015

	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Marketplace (2)	$593,646	$444,765	$329,362	$275,534	$208,576
Services	224,733	158,928	111,869	89,433	64,923
Total revenue	818,379	603,693	441,231	364,967	273,499
Cost of revenue (3)(4)	271,036	190,762	150,986	123,328	96,979
Gross profit	547,343	412,931	290,245	241,639	176,520
Operating expenses:
Marketing (3)(4)	215,570	158,013	109,085	82,248	66,771
Product development (3)(4)	121,878	97,249	74,616	55,083	42,694
General and administrative (3)(4)	121,134	82,883	91,486	86,180	68,939
Asset impairment charges	—	—	3,162	551	—
Total operating expenses	458,582	338,145	278,349	224,062	178,404
Income (loss) from operations	88,761	74,786	11,896	17,577	(1,884)
Other (expense) income, net	(8,115)	(19,708)	20,369	(20,453)	(26,110)
Income (loss) before income taxes	80,646	55,078	32,265	(2,876)	(27,994)
Benefit (provision) for income taxes (5)	15,248	22,413	49,535	(27,025)	(26,069)
Net income (loss)	$95,894	$77,491	$81,800	$(29,901)	$(54,063)
Net income (loss) per share attributable to common stockholders:
Basic	$0.80	$0.64	$0.69	$(0.26)	$(0.59)
Diluted	$0.76	$0.61	$0.68	$(0.26)	$(0.59)
Weighted average common shares outstanding:
Basic	119,665,248	120,146,076	118,538,687	113,562,738	91,122,291
Diluted	125,720,073	127,084,785	122,267,673	113,562,738	91,122,291

(1)	The financial results of Reverb have been included in our consolidated financial results from August 15, 2019 (the date of acquisition).

(2)	In the fourth quarter of 2019, we reclassified Other revenue to Marketplace revenue. The following table provides our Marketplace and Other revenue under our previous and current presentation:

	Year-to-Date Period Ended
	Previous Presentation		Current Presentation
	Marketplace Revenue	Other Revenue	Marketplace Revenue	Other Revenue

	(in thousands)
December 31, 2018	$440,740	$4,025	$444,765	$—
December 31, 2017	326,076	3,286	329,362	—
December 31, 2016	269,628	5,906	275,534	—
December 31, 2015	204,333	4,243	208,576	—

(3)	Includes total stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$5,787	$3,357	$1,739	$1,057	$871
Marketing	3,774	2,507	1,933	971	560
Product development	21,085	21,234	8,274	5,079	2,860
General and administrative	13,749	11,133	14,613	8,794	6,550
Total stock-based compensation expense	$44,395	$38,231	$26,559	$15,901	$10,841

(4)
Includes the impact of $0.2 million in restructuring and other exit income recognized in the year ended December 31, 2018 and $13.9 million in restructuring and other exit costs recognized in the year ended December 31, 2017. For a summary of restructuring and other exit costs (income), see “Note 17—Restructuring and Other Exit Costs (Income)” in the Notes to Consolidated Financial Statements.

(5)
In the year ended December 31, 2019, we recognized an income tax benefit associated with stock-based compensation of $16.3 million and research and development credit of $9.9 million. Although these items are recurring in nature, the amount of the benefit derived is largely dependent on several factors, including our stock price and certain research and development expenses incurred in any given year. In the year ended December 31, 2018, we recognized an income tax benefit associated with the release of a valuation allowance on certain deferred tax assets. The valuation allowance release resulted in a non-recurring benefit for income taxes of $23.4 million for the year ended December 31, 2018. In the year ended December 31, 2017, we recognized an income tax benefit associated with the enactment of the Tax Cuts and Jobs Act (the “TCJA”). As a result of the TCJA, our deferred taxes at December 31, 2017 have been revalued at the reduced 21% corporate income tax rate. The revaluation resulted in a non-recurring benefit for income taxes of approximately $31.1 million for the year ended December 31, 2017.

	Year Ended December 31,
	2019 (1)	2018	2017	2016	2015

	(in thousands, except percentages)
Other Operational and Non-GAAP Financial Data:
GMS	$4,974,944	$3,931,745	$3,253,609	$2,841,985	$2,388,387
Adjusted EBITDA (Non-GAAP)	186,268	139,510	80,009	57,124	31,007
Active sellers	2,699	2,115	1,933	1,748	1,563
Active buyers	46,351	39,447	33,364	28,566	24,046
Percent mobile GMS	58%	55%	51%	48%	43%
Percent international GMS	36%	35%	33%	30%	30%

(1)	The financial results of Reverb have been included in our consolidated results from August 15, 2019 (the date of acquisition).

	Year Ended December 31,
	2019 (1)	2018	2017	2016	2015

	(in thousands)
Net income (loss)	$95,894	$77,491	$81,800	$(29,901)	$(54,063)
Excluding:
Interest and other non-operating expense, net	11,121	13,221	8,736	5,502	1,202
(Benefit) provision for income taxes	(15,248)	(22,413)	(49,535)	27,025	26,069
Depreciation and amortization	48,031	26,742	27,197	22,525	18,550
Stock-based compensation expense (2)	44,395	38,231	23,857	15,901	10,841
Foreign exchange (gain) loss	(3,006)	6,487	(29,105)	14,951	21,775
Acquisition-related expenses	3,917	—	—	570	—
Non-ordinary course disputes	1,164	—	—	—	—
Restructuring and other exit costs (income)	—	(249)	13,897	—	—
Asset impairment charges	—	—	3,162	551	—
Net unrealized loss on warrant and other liabilities	—	—	—	—	3,133
Contribution to Good Work Institute (formerly Etsy.org)	—	—	—	—	3,500
Adjusted EBITDA	$186,268	$139,510	$80,009	$57,124	$31,007

(1)	The financial results of Reverb have been included in our consolidated results from August 15, 2019 (the date of acquisition).

(2)	$2.7 million of restructuring-related stock-based compensation expense has been excluded from the year ended December 31, 2017, and is included in the restructuring and other exit costs (income) line.

	As of December 31,
	2019 (1)	2018	2017	2016	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments	$906,595	$624,287	$340,550	$282,086	$292,864
Net working capital	732,510	568,227	336,787	287,024	278,932
Total assets	1,542,352	901,851	605,583	581,193	553,061
Long-term debt, net (2)	785,126	276,486	—	—	—
Long-term liabilities	947,190	388,891	106,212	152,428	142,441
Total stockholders’ equity	406,634	400,898	396,894	344,757	330,498

(1)	The financial results of Reverb have been included in our consolidated results from August 15, 2019 (the date of acquisition).

(2)
In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”) in a private placement to qualified institutional buyers pursuant to the Securities Act. For more information on the 2019 and 2018 Notes, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.

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
Overview
Business

Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our mission is to “Keep Commerce Human,” and we’re committed to using the power of business and technology to strengthen communities and empower people around the world.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods. The Etsy marketplaceconnects creative entrepreneurs with thoughtful consumers looking for items that are intended to be special, reflect their sense of style, or represent a meaningful occasion.Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy sellers a marketplace with millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
We are focused on attracting potential buyers to the Etsy marketplace for those “special” purchaseoccasions that happen throughout the year, and for everyday items that have meaning. We are deepening engagement with our existing buyers by inspiring purchases across our many retail categories and special occasions. Special purchases for use in the every day include handmade or vintage unique clothing, accessories, household items, or furniture that the buyer wants to reflect her sense of style. Special purchase occasions can occur many times throughout the year and include shopping for special occasions that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else.
On August 15, 2019, we acquired all of the outstanding capital stock of Reverb Holdings, Inc. (“Reverb”) for $270.4 million, net of cash acquired. The Reverb marketplace is a leading global online marketplace dedicated to buying and selling new, used, and vintage musical instruments, with a vibrant community of buyers and sellers all over the world. Reverb, now a wholly-owned subsidiary of Etsy, Inc., is included in all financial and other metrics from August 15, 2019 (the date of acquisition), unless otherwise noted.
Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.

Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale, completing transactions between a buyer and a seller, and using our payments services to process payments, including foreign currency transactions. Marketplace revenue also includes revenue generated through our commercial partnerships, which was recorded in its own Other revenue line prior to the fourth quarter of 2019.

Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include advertising services, which allows sellers to pay for prominent placement of their listings in search results; and shipping labels, which allows sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
Our strategy is focused on growing the Etsy marketplace in our six core geographies and building a sustainable competitive advantage around four elements of our business that we believe differentiate us from our competitors, or what we call our “Right to Win.” The foundation of Etsy’s competitive advantage is our collection of our seller’s unique items, which, we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. Our investments in product, marketing, and talent will be focused on capitalizing on these four elements of our business. Ultimately, the goal of our long-term strategy is to drive more new buyers to the website, give existing buyers reasons to come back more often, encourage buyers to spend more per order, and fuel success for our sellers. We see a number of similarities between the levers of growth for the Etsy and Reverb marketplaces, including improving search and discovery, making selling and buying easier, and building a global brand and user community.
Year Highlights
Total revenue was $818.4 million in the year ended December 31, 2019, driven by growth in both Marketplace and Services revenue. In the year ended December 31, 2019, we recorded net income of $95.9 million, and non-GAAP Adjusted EBITDA of $186.3 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
As of December 31, 2019, our marketplaces connected 2.7 million active sellers and 46.4 million active buyers, in nearly every country in the world. In the year ended December 31, 2019, sellers generated GMS of $5.0 billion of which approximately 58% came from purchases made on mobile devices. We are a global company and approximately 36% of our GMS in the year ended December 31, 2019 came from transactions where either a seller or a buyer was located outside of the United States.
Other Operational Highlights

In 2019 we focused on growing the Etsy marketplace in our six core geographies, and owning special purchase occasions – style, gifting, and celebrations – throughout the year. Below are key operational highlights:

•
We continued to launch new product enhancements and build upon prior launches to help Etsy buyers find the right product at the right time, or discover inspiration among the items in the Etsy marketplace. Product experiment velocity reached a record high during the year. We made a foundational upgrade to our ranking algorithms, which will continue to enable us to provide more relevant search results to Etsy buyers. In addition, we continued to improve our mobile app, highlighting items that are similar to items Etsy buyers have made a favorite in the past, launched variation photos, and integrated several shipping solutions, all geared to helping improve their shopping experience. We focused on our collection of unique items by enhancing the image quality for listings on desktop, our largest channel by device, which is intended to convert more visits into purchases.

•
We continued to focus on utilizing our marketing efforts to drive new and existing buyers to Etsy. We launched a new national television campaign, which had a positive impact on visits and purchase intent. We also launched our 2019 holiday television campaign in the second half of the year, which continued to positively move brand metrics on purchase intent and brand awareness. We kicked off our first international television campaign towards the end of 2019.

•
We continued to enhance, expand, and introduce new product offerings and seller tools. In July, we began providing Etsy sellers with tools and support to make it easy for them to guarantee free shipping on orders of $35 or more to U.S. buyers. We also launched a regional sales feature, which allows for Etsy sellers to set a country-specific sale, with a focus on their domestic listings. As of the end of the year, 65% of U.S. buyer GMS shipped for free, 74% of U.S. listing views were eligible to ship for free, and 48% of orders were delivered with free shipping.

•
We made progress simplifying our marketing tools for Etsy sellers to enable them to more easily invest in their growth. In the third quarter of 2019, we streamlined Promoted Listings, Etsy’s onsite ads platform, and Google Shopping, an off-site marketing tool for Etsy.com sellers, into one unified ad platform, called Etsy Ads. Etsy Ads enables Etsy sellers to set a budget and Etsy then allocates that budget between channels, targeting optimal return on seller spend. With the initial launch of Etsy Ads, our Promoted Listings service was no longer offered as a standalone advertising option during the fourth quarter of 2019.

•
We progressed on our impact goals, including our ecological goal to build long-term resilience by eliminating our carbon impacts and fostering responsible resource use. In February 2019, we began offsetting 100% of carbon emissions generated by shipping on Etsy.com, which represent 97% of our total measured emissions.

•
We have also focused on growth investments, such as our migration to Google Cloud. In 2019, we achieved significant milestones in the process by beginning to serve our search traffic from Google Cloud and migrating a majority of our systems to Google Cloud, including our machine learning efforts. As a result of migrating our Etsy.com search efforts to Google Cloud, we were able to make the foundational upgrade to our ranking algorithms for the Etsy marketplace. We spent approximately $30 million on cloud migration costs in 2019, which includes implementation costs and costs related to cloud usage for growth initiatives, and completed the migration in February 2020.
While our Etsy Ads platform delivered positive returns for many Etsy sellers and revenue growth for Etsy in the fourth quarter of 2019, we will be iterating on our advertising offerings to help sellers more effectively drive traffic to their listings. In the second quarter of 2020, Etsy is planning to launch a new advertising service for Etsy sellers, called Offsite Ads. Etsy will pay the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers. When a shopper clicks on an online offsite ad featuring a seller’s listing and purchases from their shop, the seller will pay Etsy an advertising fee on that order - only when they make a sale. The Etsy Ads service will be a dedicated on-site advertising program for sellers to promote their listings to shoppers on Etsy.
Debt
In September 2019, we issued $650.0 million aggregate principal amount of the 2019 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of our common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting the initial purchasers' discount and offering expenses. The 2019 Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased.
We used $76.2 million of the net proceeds from the 2019 Notes offering to enter into separate capped call transactions (“2019 Capped Call Transactions”) with certain financial institutions. The 2019 Capped Call Transactions effectively increase the premium for conversion of the 2019 Notes at maturity to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2019 Notes and offset any payments we make upon conversion.
In addition, we used $124.5 million of the net proceeds from the 2019 Notes to repurchase 2,094,196 shares of our common stock. We intend to use the remainder of the net proceeds from the 2019 Notes offering for general corporate purposes.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million.
For more information on the 2019 Notes, 2019 Capped Call Transactions, and 2019 Credit Agreement, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.
Reclassification of Revenue Categories
In the fourth quarter of 2019, we reclassified Other revenue to Marketplace revenue. The following table provides our Marketplace revenue and Other revenue under our previous and current presentation for the years ended December 31, 2018 and 2017:

	Previous Presentation		Current Presentation
Year-to-Date Period Ended	Marketplace Revenue	Other Revenue	Marketplace Revenue	Other Revenue

	(in thousands)
December 31, 2018	$440,740	$4,025	$444,765	$—
December 31, 2017	326,076	3,286	329,362	—

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Reverb have been included in our consolidated financial results from August 15, 2019 (the date of acquisition). We are providing Etsy.com standalone information in certain instances where particularly relevant. The unaudited non-GAAP financial measure and key operating and financial metrics we use are:

	Year Ended December 31,		% Growth Y/Y		Year Ended December 31,	% Growth (Decline) Y/Y
	2019	2018			2017

	(in thousands, except percentages)
GMS (1)	$4,974,944	$3,931,745	26.5%		$3,253,609	20.8%
Revenue (2)	$818,379	$603,693	35.6%		$441,231	36.8%
Marketplace revenue (3)	$593,646	$444,765	33.5%		$329,362	35.0%
Services revenue	$224,733	$158,928	41.4%		$111,869	42.1%
Net income	$95,894	$77,491	23.7%		$81,800	(5.3)%
Adjusted EBITDA (Non-GAAP)	$186,268	$139,510	33.5%		$80,009	74.4%

Active sellers (4)	2,699	2,115	27.6%		1,933	9.4%
Active buyers (4)	46,351	39,447	17.5%		33,364	18.2%
Percent mobile GMS	58%	55%	300	bps	51%	400	bps
Percent international GMS (1)	36%	35%	100	bps	33%	200	bps

(1)
GMS for the year ended December 31, 2019, includes Reverb’s GMS of $242.4 million. Percent international GMS includes Reverb’s percent international GMS of 18% for the year ended December 31, 2019. Etsy.com GMS for the year ended December 31, 2019 was $4.7 billion.

(2)	Revenue for the year ended December 31, 2019, includes Reverb’s revenue of $19.1 million. Etsy.com revenue for the year ended December 31, 2019 was $799.3 million.

(3)
In the fourth quarter of 2019, we reclassified Other revenue to Marketplace revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Reclassification of Revenue Categories” for our Marketplace and Other revenue under our previous and current presentation for the years ended December 31, 2018 and 2017.

(4)
Active sellers and active buyers includes Reverb’s active sellers and active buyers of 162 thousand and 624 thousand, respectively, as of December 31, 2019. Reverb active sellers and active buyers are sellers and buyers who have incurred at least one charge or made at least one purchase, respectively, from Reverb in the last 12 months. Etsy.comactive sellers and active buyers were approximately 2.5 million and 45.7 million, respectively.

GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We track “Paid GMS” for the Etsy marketplace, and define it as Etsy.com GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; non-ordinary course disputes; restructuring and other exit costs (income); asset impairment charges; net unrealized loss on warrant and other liabilities; and contributions to Good Work Institute (formerly Etsy.org). See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Active Sellers
An active seller is a seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace and Services Revenue fees discussed in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies —Revenue Recognition” in the Notes to Consolidated Financial Statements. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.
Active Buyers
An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces. We generate revenue when buyers order items from sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platform, awareness of our brand, the engagement and loyalty of buyers, and the health of our business.
Mobile GMS
Mobile GMS is GMS that results from a transaction completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes orders initiated on mobile devices but ultimately completed on a desktop. When calculating the percentage of mobile GMS, we do not take into account refunds associated with canceled transactions. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2019	26.5%	27.5%	(1.0)%
December 31, 2018	20.8%	20.4%	0.4%
December 31, 2017	14.5%	14.3%	0.2%

Non-GAAP Financial Measures
Adjusted EBITDA
In this Annual Report on Form 10-K, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; non-ordinary course disputes; restructuring and other exit costs (income); and asset impairment charges. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Net income	$95,894	$77,491	$81,800
Excluding:
Interest and other non-operating expense, net (1)	11,121	13,221	8,736
Benefit for income taxes	(15,248)	(22,413)	(49,535)
Depreciation and amortization (1)	48,031	26,742	27,197
Stock-based compensation expense (2)	44,395	38,231	23,857
Foreign exchange (gain) loss (3)	(3,006)	6,487	(29,105)
Acquisition-related expenses (4)	3,917	—	—
Non-ordinary course disputes	1,164	—	—
Restructuring and other exit costs (income) (5)	—	(249)	13,897
Asset impairment charges (6)	—	—	3,162
Adjusted EBITDA	$186,268	$139,510	$80,009

(1) Included in interest and depreciation expense amounts above are interest and depreciation expense related to our headquarters. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, we now account for our headquarters as a financing lease. Previously, we accounted for our headquarters under build-to-suit accounting requirements. For further information, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. For the years ended December 31, 2019, 2018, and 2017 those amounts are as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Interest expense	$2,675	$8,996	$9,000
Depreciation	8,789	3,276	3,276
(2) $2.7 million of restructuring-related stock-based compensation expense has been excluded from the year ended December 31, 2017 and is included in the restructuring and other exit costs (income) line. See footnote (5) below. Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$5,787	$3,357	$1,739
Marketing	3,774	2,507	1,933
Product development	21,085	21,234	8,274
General and administrative	13,749	11,133	14,613
Total stock-based compensation expense	$44,395	$38,231	$26,559

(3)	See “Results of Operations—Other Expense, net” for more information on the fluctuation in foreign exchange (gain) loss in the years ended December 31, 2019, 2018, and 2017.

(4)	Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.

(5)	See “Note 17—Restructuring and Other Exit Costs (Income)” in the Notes to Consolidated Financial Statements for a description of the matters related to these events.

Total restructuring and other exit costs (income) included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$—	$(19)	$738
Marketing	—	(82)	2,950
Product development	—	(110)	3,232
General and administrative	—	(38)	6,977
Total restructuring and other exit costs (income)	$—	$(249)	$13,897

(6)
In the fourth quarter of 2017, we made the decision to discontinue certain product offerings, including Etsy Studio and Etsy Manufacturing, which resulted in the recognition of a $3.2 million impairment charge to write the related capitalized web development and internal-use software assets down to zero. This decision was based on our strategy to focus on the growth of the Etsy.com marketplace.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in the section titled “Risk Factors.” Our primary marketplace, Etsy.com, is the largest driver of our business and thus the following key factors affecting our performance most significantly relate to the Etsy marketplace.
Growth and Retention of Active Buyers and Active Sellers on the Etsy Marketplace
Our success depends in part on the growth and retention of our active buyers and active sellers. Our revenue is driven by the number of active buyers, buyer engagement, active sellers, seller engagement, and our ability to maintain a trusted marketplace. We believe two of our most significant opportunities to drive growth in our primary marketplace are to bring new buyers to Etsy.com and encourage existing Etsy buyers to purchase more frequently. We are particularly focused on increasing our number of habitual buyers, or buyers who have spent $200 or more and made purchases on six or more purchase days in the year. We are also focused on keeping our best sellers on the platform and helping them grow their businesses by enhancing the seller tools and services that help drive buyer demand.
During 2019, the Etsy marketplace had 19 million new Etsy buyers, or buyers who made their first-ever purchase on Etsy. GMS from new buyers was up 11% year-over-year and represented approximately 16% of overall Etsy.com GMS, a decrease compared to last year. Etsy.com GMS from existing buyers grew 24% year-over-year in 2019 and represented approximately 84% of overall Etsy.com GMS, an increase compared to last year. Repeat purchases demonstrate the loyalty of Etsy buyers. In 2019, on the Etsy marketplace, approximately 41.4% of our active buyers made purchases on two or more days in the previous 12 months, up from 40.1% in 2018.
Habitual buyers represented approximately 5.5% of Etsy.com’s active buyers as of December 31, 2019. Habitual buyers grew to 2.5 million as of December 31, 2019, an increase of 22.9% compared to 2018. We aim to increase repeat purchases and habitual buyers by inspiring purchases in additional categories and on additional occasions, building trust in the Etsy brand, and removing friction from the buying experience to improve conversion rates.
To analyze our retention rates on the Etsy marketplace, we measure repeat activity by active buyers and active sellers.

Active Buyer Cohorts on the Etsy Marketplace
We refer to active buyers as of December 31, 2016 as “2016 Active Buyers,” as of December 31, 2015 as “2015 Active Buyers,” as of December 31, 2014 as “2014 Active Buyers,” as of December 31, 2013 as “2013 Active Buyers,” and as of December 31, 2012 as “2012 Active Buyers.” Of total 2016 Active Buyers, 37.9% remained active buyers through their fourth year on the platform, compared to 37.5% for 2015 Active Buyers, 38.7% for 2014 Active Buyers, 41.1% for 2013 Active Buyers, and 42.5% for 2012 Active Buyers. The average annual GMS per 2016 Active Buyer during their fourth year on the platform was 85% higher than their first year, compared to 78% for 2015 Active Buyers, 70% for 2014 Active Buyers, 81% for 2013 Active Buyers, and 88% for 2012 Active Buyers. We note that 2013 was the first year we started to significantly invest in our paid acquisition marketing efforts to grow our buyer base.

		Year 1	Year 2	Year 3	Year 4

AVG GMS	2012	$96	$163	$173	$181

PER BUYER	2013	$96	$161	$168	$174

	2014	$99	$157	$164	$169

	2015	$101	$158	$163	$180

	2016	$101	$157	$174	$187

Etsy Cohort of 2016, 2015, 2014, 2013, and 2012 Active Buyers
These cohort data demonstrate our ability to consistently retain buyers over a multi-year period and reflects the loyalty of our buyer base. We have identified our ability to increase purchase frequency among these long-term and habitual buyers as one of our significant opportunities for growth and we are focused on improving search and recommendations to better match our buyers with the millions of items listed on Etsy.com, driving buyer growth and retention.

Active Seller Cohorts on the Etsy Marketplace
We refer to active sellers as of December 31, 2016 as “2016 Active Sellers,” as of December 31, 2015 as “2015 Active Sellers,” as of December 31, 2014 as “2014 Active Sellers,” as of December 31, 2013 as “2013 Active Sellers” and December 31, 2012 as “2012 Active Sellers.” Of the 2016 Active Sellers, 36.2% remained active through their fourth year on the platform, compared to 33.1% for 2015 Active Sellers, 31.8% for 2014 Active Sellers, 31.5% for 2013 Active Sellers, and 32.3% for 2012 Active Sellers. The average annual GMS per 2016 Active Seller during their fourth year on the platform was three times higher than their first year, compared to over three times higher for 2015 Active Sellers, also over three times higher for 2014 Active Sellers, almost four times higher for 2013 Active Sellers, and over four times higher for 2012 Active Sellers.

		Year 1	Year 2	Year 3	Year 4

AVG GMS	2012	$1,079	$2,598	$3,935	$4,557

PER SELLER	2013	$1,260	$3,110	$4,190	$4,620

	2014	$1,465	$3,325	$4,228	$4,615

	2015	$1,558	$3,296	$4,062	$4,939

	2016	$1,660	$3,198	$4,278	$5,004

Etsy Cohort of 2016, 2015, 2014, 2013, and 2012 Active Sellers
These cohort data demonstrate our success in retaining sellers over a multi-year period, with the sellers that remain on our platform maintaining consistent GMS growth. We believe there is significant opportunity for growth by fueling seller success through continued investment in paid services and tools to help Etsy sellers generate more sales on our platform.

Services Growth
We have a seller-aligned business model: we make money when sellers make money. Our goal is to enhance the seller tools and services that will drive buyer demand. To achieve this, we continue to invest our resources in developing a cohesive platform of paid services and free tools specifically designed to help our creative entrepreneurs generate more sales and scale their businesses. We believe we can grow our optional paid services in three ways: expand the utility of existing services, expand the geographic reach of existing services, and launch new services offerings. As of December 31, 2019, on the Etsy marketplace, 16.6% of active sellers used advertising services, and 22.9% of active sellers in the United States, Canada, United Kingdom, and Australia used Etsy Shipping Labels.
Investment in Marketing
We are focusing on initiatives to drive traffic to Etsy and shape perceptions of the Etsy marketplace as the go-to shopping destination for special purchases and special purchase occasions by investing primarily in digital and other marketing initiatives, such as search engine optimization and television channels, and in our team to support marketing activities. We believe that we can continue to grow our acquisition marketing efforts, both in scaling and improving our current efforts and by expanding into new marketing channels. In 2019, Paid GMS was 15% of total Etsy.com GMS and grew 7% compared to 2018. Paid GMS only reflects Etsy.com GMS related to performance marketing spend and excludes brand marketing channels such as TV. In 2018, we ran our first-ever Etsy television advertising campaign in the United States and also began to test offline marketing campaigns. We continued these marketing campaigns during 2019. We believe these campaigns can increase brand awareness, visits, and purchase intent.
In 2019, we spent $215.6 million on marketing expenses, or 26.3% of revenue, up 36.4% over 2018. In 2018, we spent $158.0 million on marketing expenses, or 26.2% of revenue, up 44.9% over 2017. We increased digital marketing spend, which excludes brand marketing channels such as TV, by 19% in 2019 to $134.0 million, including $129.3 million of which was spend for the Etsy marketplace, up 15% from 2018.
Investment in Technology
Our engineering team has built a platform that enables millions of Etsy sellers and buyers to smoothly transact across borders, languages and devices. We have made, and will continue to make, significant investments in our platform to attract buyers and sellers to the Etsy marketplace and enhance their experience.
In September 2016, we acquired Blackbird Technologies, Inc., (“Blackbird”), a machine learning company, and, during 2017, fully integrated it into our search team. During 2017, we launched Context Specific Ranking (“CSR”), which leverages our internal data to create a more personalized search experience. On the Etsy marketplace, we continued to improve the search experience using CSR throughout 2018 and migrated to non-linear search models in 2019. We completed our migration to Google Cloud in February 2020, and our technology infrastructure allows us to scale our efforts across the platform. We expect to continue to leverage artificial intelligence and machine learning to enable shoppers to more easily browse, filter and transact on the Etsy marketplace, even when they may not have something specific in mind.
In 2019, we spent $121.9 million on product development expenses, or 14.9% of revenue, up 25.3% over 2018, and in 2018 we spent $97.2 million on product development expenses, or 16.1% of revenue, up 30.3% over 2017. In addition, we capitalized website development and internal-use software costs of $8.7 million and $22.1 million in 2019 and 2018, respectively, on a consolidated basis. Additionally, in 2019 we acquired developed technology valued at $30.3 million in the Reverb acquisition. We plan to continue to invest in innovation to address the needs of our community and increase our efforts to recruit and hire employees to work on our engineering teams.
Investment in Connected Experience—Mobile and Desktop
We want to engage buyers wherever they are and to provide an enjoyable and accessible shopping experience no matter what device they use to access our marketplaces. Mobile is integrated into everything that we do, and expanding our mobile capabilities is an important focus area. Our mobile websites and mobile apps include search, discovery, curation, personalization, and social shopping features, optimized for a personal mobile experience. Etsy.com mobile GMS was 59% of total Etsy.com GMS in 2019, up from 55% in 2018. We are focused on increasing conversion rates in general; however, we are particularly focused on mobile web, which continued to be the largest driver of overall visits growth. If mobile web visits continue to grow as a percentage of overall visits, it could be a headwind to future conversion rate gains. We are focused on continuing to enhance the buyer experience through mobile offering improvements in 2020.

International Growth
Our growth will depend in part on international sellers and international buyers constituting an increasing portion of our community. Our vision is global and local. Our websites are available in many languages and supports buyers and sellers in nearly every country in the world. In 2018, we entered into a referral agreement with DaWanda GmbH (“DaWanda”), a privately held Germany-based marketplace for gifts and handmade items. As part of this agreement, DaWanda agreed to encourage its community of buyers and sellers to migrate to the Etsy platform. The referral agreement with DaWanda allowed us to grow our international business by expanding our footprint in Central Europe, particularly in Germany, one of our core geographic markets.
On a consolidated basis, international GMS was 36% of total GMS in 2019 compared to 35% in 2018.
For the Etsy marketplace, we expect international GMS to continue to grow faster than U.S. GMS in 2020, assuming that currency rates remain stable compared to average levels in December 2019, driven by our efforts to build local communities and foster local connections. In 2019, 40% of Etsy sellers were located outside the United States. Cross-border transactions is the largest component of international GMS and we remain committed to reducing barriers such as language and currency so that sellers and buyers from different countries can easily connect and transact. For the Etsy marketplace, GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country grew approximately 37% in 2019 compared with 2018, making it the fastest growing category of international GMS. The Reverb marketplace has a smaller percent of international GMS relative to the Etsy marketplace.
We are focused on building local marketplaces globally, and deepening local communities around the world, each with its own ecosystem of sellers and buyers. To execute on our international strategy, we plan to continue to invest in local marketing and other locally-relevant tools and enhancements, such as local search boost, to encourage these connections around the world.
Our Company Culture
Our success depends, in part, on our ability to attract, retain, and motivate exceptional employees who share our dedication to our community and our mission to “Keep Commerce Human.” We believe that our action-oriented, values-based and purpose-driven work culture is a competitive advantage in attracting and retaining top talent.
We are focused on employee engagement, which is linked with high performance, retention, innovation, and growth. We are also committed to fostering a diverse and inclusive workplace because we firmly believe that diverse backgrounds, thoughts, and experiences are beneficial to innovation, decision making, and our business as a whole. We are proud that as of December 31, 2019, our Board of Directors and leadership were at least 50% female.
Components of Our Results of Operations
Revenue
Our revenue consists of Marketplace revenue and Services revenue.
Etsy.com Marketplace revenue.  Marketplace revenue is primarily comprised of the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, the listing fee of $0.20 she pays for each item she lists (for up to four months) on Etsy.com, and Etsy Payments, our payment processing service. On July 16, 2018, we increased our seller transaction fee from 3.5% to 5%, and now apply it to the cost of shipping in addition to the cost of the item. Etsy Payments processing fees vary between 3.0% to 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. The Company earns additional fees on transactions in which currency conversions are performed. Marketplace revenue also includes revenue generated through our commercial partnerships, which was recorded in its own Other revenue line prior to the fourth quarter of 2019.
Reverb.com Marketplace revenue. The Reverb seller transaction fee is a variable fee, which is 3.5% of each completed transaction, including both the cost of the item and the shipping. There are no Reverb listing fees. Variable fees also include payments fees for processing payments, including foreign currency payments. Payments processing fees vary between 2.5% - 2.7% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the currency in which a listing is denominated.

Etsy.com Services revenue.  Services revenue is derived from optional services offered to sellers, which primarily include advertising services and shipping labels.

•
Revenue from Promoted Listings, our on-site advertising service, consists of cost-per-click fees an Etsy seller pays us for prominent placement of her listings in search results in our marketplace. In the third quarter of 2019, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform called Etsy Ads, where Etsy sellers can set a budget, which allows Etsy to allocate that budget between channels, targeting optimal return on seller spend. Due to this new offering, Etsy no longer offered its Promoted Listings service as a standalone advertising service after September 30, 2019. Revenue from Etsy Ads consists of cost-per-click fees, which are nonrefundable and are charged to a seller’s Etsy bill when the ad is clicked. The revenue that we recognize related to Etsy Ads is recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.

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

Reverb.com Services revenue.  Reverb has its own on-site advertising service called Bump advertising. Reverb sellers have the ability to determine their own ad rate as a percentage of their item’s final sale price. Reverb also provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. Revenue from shipping labels consists of fees a Reverb seller pays us when they purchase shipping labels directly through the Reverb platform, net of the cost we incur in purchasing those shipping labels.
Our revenue recognition policies are discussed under “Critical Accounting Policies and Significant Judgments and Estimates.”
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, and credit card chargebacks to support payments revenue, and costs of refunds made to buyers that we are not able to collect from sellers. Cost of revenue also includes expenses associated with the usage of cloud infrastructure, including employee-related costs, hosting and bandwidth costs, and depreciation and amortization. With the shift to Etsy Ads in the third quarter of 2019, amounts spent on Google Shopping, which were previously recorded on a net basis in Other revenue, are recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that payments revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin, as our payments services are lower margin products compared to our other offerings.
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
Marketing:  Marketing expenses largely consist of direct marketing and indirect employee-related expenses to support our marketing initiatives. Direct marketing includes digital marketing, brand marketing, television and video, public relations and communications, market research, marketing partnerships, and customer relationship management. Digital marketing, also referred to as performance marketing, primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, affiliate programs, display advertising and social channels, which are focused on buyer acquisition and retargeting.
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
Other (Expense) Income, net
Other (expense) income, net consists of interest expense, interest and other income, and foreign exchange gain (loss). Interest expense consists primarily of non-cash interest and amortization of debt issuance costs related to our Convertible Senior Notes due 2023 and 2026. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, interest expense includes interest associated with our Brooklyn headquarters lease, and, to a lesser extent, interest on our hosting and computer equipment leases, both accounted for as finance leases. Prior to 2019, interest expense included interest associated with the build-to-suit accounting treatment of our Brooklyn headquarters lease, and, to a lesser extent, interest on our hosting and computer equipment leases, accounted for as capital lease obligations. Interest and other income is primarily comprised of interest and dividend income from our investment accounts.
Benefit for Income Taxes
Our effective tax rate and the benefit for income taxes is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, taxable income and loss in each jurisdiction, changes in our stock price, audit-related developments, acquisitions, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the magnitude of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.
Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. To the extent that the results differ from our original or adjusted estimates of the Company, the effect will be recorded in (provision) benefit for income taxes.
The (provision) benefit for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on our tax provision and results of operations.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Revenue:
Marketplace	$593,646	$444,765	$329,362
Services	224,733	158,928	111,869
Total revenue	818,379	603,693	441,231
Cost of revenue	271,036	190,762	150,986
Gross profit	547,343	412,931	290,245
Operating expenses:
Marketing	215,570	158,013	109,085
Product development	121,878	97,249	74,616
General and administrative	121,134	82,883	91,486
Asset impairment charges	—	—	3,162
Total operating expenses	458,582	338,145	278,349
Income from operations	88,761	74,786	11,896
Other (expense) income, net	(8,115)	(19,708)	20,369
Income before income taxes	80,646	55,078	32,265
Benefit for income taxes	15,248	22,413	49,535
Net income	$95,894	$77,491	$81,800

	Year Ended December 31,
	2019	2018	2017
Revenue:
Marketplace	72.5%	73.7%	74.6%
Services	27.5	26.3	25.4
Total revenue	100.0	100.0	100.0
Cost of revenue	33.1	31.6	34.2
Gross profit	66.9	68.4	65.8
Operating expenses:
Marketing	26.3	26.2	24.7
Product development	14.9	16.1	16.9
General and administrative	14.8	13.7	20.7
Asset impairment charges	—	—	0.7
Total operating expenses	56.0	56.0	63.1
Income from operations	10.8	12.4	2.7
Other (expense) income, net	(1.0)	(3.3)	4.6
Income before income taxes	9.9	9.1	7.3
Benefit for income taxes	1.9	3.7	11.2
Net income	11.7%	12.8%	18.5%

Comparison of Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$593,646	$444,765	$148,881	33.5%
Percentage of total revenue	72.5%	73.7%
Services	$224,733	$158,928	$65,805	41.4%
Percentage of total revenue	27.5%	26.3%
Total revenue	$818,379	$603,693	$214,686	35.6%
GMS increased $1.0 billion, or 26.5%, to $5.0 billion in the year ended December 31, 2019, which included $242.4 million related to the results of Reverb, compared to the year ended December 31, 2018. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2019 would have been 27.5%, or approximately 100 basis points higher than the reported 26.5% growth. Supporting this growth in GMS, active sellers increased 27.6% to 2.7 million, driven in large part by growth in international sellers and the acquisition of Reverb, and active buyers increased 17.5% to 46.4 million at December 31, 2019 compared to December 31, 2018. In the year ended December 31, 2019, GMS from new buyers grew 16% year-over-year and represented approximately 17% of overall GMS, a decrease compared to last year. In the year ended December 31, 2019, GMS from existing buyers grew 37% year-over-year and represented approximately 83% of overall GMS, an increase compared to last year. We anticipate continued visit growth and improved conversion in 2020. We believe conversion improvements will be driven primarily by product launches enhancing the buyer experience.
During the year ended December 31, 2019, mobile GMS increased as a percentage of total GMS to approximately 58% up from approximately 55% for the year ended December 31, 2018. Mobile GMS growth during the year ended December 31, 2019 was approximately 34%, with mobile web and mobile app GMS each continuing to grow faster than desktop GMS during the year.
For the year ended December 31, 2019, international GMS increased as a percentage of total GMS to approximately 36%, up from approximately 35% for the year ended December 31, 2018. International GMS was up approximately 32% in the year ended December 31, 2019 compared to the year ended December 31, 2018, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 40% in 2019 compared with 2018. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the year ended December 31, 2019 would have been 37%. We expect international GMS to continue to grow faster than U.S. GMS on a currency-neutral basis, driven by our global product enhancements and marketing.
Revenue increased $214.7 million, or 35.6%, to $818.4 million in the year ended December 31, 2019, which included $19.1 million related to the results of Reverb, compared to the year ended December 31, 2018, of which 72.5% consisted of Marketplace revenue and 27.5% consisted of Services revenue.
Marketplace revenue increased $148.9 million, or 33.5%, to $593.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. This growth corresponded with a 26.5% increase in GMS to a total of $5.0 billion for the year ended December 31, 2019. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue and payments revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018. Transaction revenue increased 48.9% year-over-year, primarily driven by our 2018 pricing updates, which drove approximately 30% of the 48.9% increase. Payments revenue increased 25.7%, largely driven by overall GMS growth trends. The share of Etsy.com GMS processed through our Etsy Payments platform was 89% for the year ended December 31, 2019, up from 86% for the year ended December 31, 2018, primarily due to the transition of sellers in eligible countries to the platform. Listing fee revenue grew 16.6%, driven by an increase in charged listings year-over-year corresponding with the increase in overall GMS growth. Marketplace revenue also increased due to the acquisition of Reverb.

Services revenue increased $65.8 million, or 41.4%, to $224.7 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. The growth in Services revenue was primarily driven by an increase in advertising revenue (formerly referred to as Promoted Listings and Google Shopping), up 51.3%. We launched our new unified ad platform, Etsy Ads, in the third quarter of 2019, which combines Promoted Listings, Etsy.com’s on-site ads platform, and Google Shopping, an off-site marketing tool for Etsy.com sellers. With the shift to Etsy Ads, amounts spent on Google Shopping, which were previously recorded on a net basis in Other revenue, are recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. The increase in advertising revenue was due to higher click volume and revenue from Google Shopping. At December 31, 2019, 16.6% of Etsy active sellers used Etsy advertising services.
Cost of Revenue

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Cost of revenue	$271,036	$190,762	$80,274	42.1%
Percentage of total revenue	33.1%	31.6%
Cost of revenue increased $80.3 million, or 42.1%, to $271.0 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by increased costs related to processing Etsy Payments, corresponding to the increase in Etsy Payments revenue, and increased costs related to the Google Shopping portion of the new Etsy Ads platform. With the shift to Etsy Ads, Google Shopping expense is recorded in cost of revenue, but was previously recorded on a net basis in Other revenue. The increase in cost of revenue was also driven by increased cloud-related hosting and bandwidth costs, the cost of revenue associated with the Reverb business, which includes amortization expense for developed technology, and, to a lesser extent, employee-related expenses, including stock-based compensation, primarily driven by increases in average salary and headcount. We spent approximately $30 million on cloud migration in 2019, which includes implementation costs and costs related to cloud usage for growth initiatives, and completed the migration in February 2020. Starting in the second quarter of 2020, Etsy will no longer recognize costs related to the Google Shopping portion of the original Etsy Ads platform in Cost of Revenue, but will instead recognize the costs related to Offsite Ads in Marketing expense.
Operating Expenses
There were a total of 1,240 employees on December 31, 2019, of which 184 were Reverb employees, compared with 874 on December 31, 2018.
Marketing

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Marketing	$215,570	$158,013	$57,557	36.4%
Percentage of total revenue	26.3%	26.2%
Marketing expenses increased $57.6 million, or 36.4%, to $215.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily a result of increased spend related to buyer acquisition, including the launch of our holiday television ad campaign, and the acquisition of Reverb. Paid GMS was 15% of overall Etsy.com GMS in the year ended December 31, 2019, down from paid GMS of 17% in the year ended December 31, 2018, which we believe is a result of our television ad campaigns driving more organic traffic. In 2020, we expect to increase our investment in marketing, including into channels such as television. Beginning in the second quarter of 2020, Marketing expense will include costs related to our new Offsite Ads product.

Product development

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Product development	$121,878	$97,249	$24,629	25.3%
Percentage of total revenue	14.9%	16.1%
Product development expenses increased $24.6 million, or 25.3%, to $121.9 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as a result of an increase in employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount. This increase was also driven, to a lesser extent, by a decrease in the amount of employee-related costs capitalized as a result of several larger project launches in 2018, mainly related to cloud migration.
General and administrative

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
General and administrative	$121,134	$82,883	$38,251	46.2%
Percentage of total revenue	14.8%	13.7%
General and administrative expenses increased $38.3 million, or 46.2%, to $121.1 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased amortization expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU 2016-02—Leases in the first quarter of 2019. The increase in general and administrative expenses is also driven by increased bad debt expense, primarily related to countries not covered by Etsy Payments. Additionally, there were increases in professional services as well as employee-related expenses, including stock-based compensation, which were mainly the result of an increase in average headcount.
Other Expense, net

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(24,320)	$(22,178)	$(2,142)	9.7%
Percentage of total revenue	(3.0)%	(3.7)%
Interest and other income	$13,199	$8,957	$4,242	47.4%
Percentage of total revenue	1.6%	1.5%
Foreign exchange gain (loss)	$3,006	$(6,487)	$9,493	(146.3)%
Percentage of total revenue	0.4%	(1.1)%
Other expense, net	$(8,115)	$(19,708)	$11,593	(58.8)%
Percentage of total revenue	(1.0)%	(3.3)%
Other expense, net was $8.1 million in the year ended December 31, 2019, which decreased $11.6 million from $19.7 million in the year ended December 31, 2018. The decrease in expense was primarily driven by the decrease in non-functional currency intercompany balances, and the change in U.S. Dollar to Euro exchange rates on our intercompany and other non-functional currency balances, increased interest and dividend income related to our investment accounts, and decreased interest expense related to the change in accounting treatment for our Brooklyn headquarters lease associated with the adoption of ASU

2016-02—Leases in the first quarter of 2019. This was partially offset by non-cash interest related to our convertible debt issued in the third quarter of 2019.
Benefit for Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%

	(in thousands, except percentages)
Benefit for income taxes	$15,248	$22,413	$(7,165)	(32.0)%
Percentage of total revenue	1.9%	3.7%
Our income tax benefit for the years ended December 31, 2019 and 2018 was $15.2 million and $22.4 million, respectively.

The primary drivers of our income tax benefit for the year ended December 31, 2019 were excess tax benefits from employee stock-based compensation of $16.3 million, and a benefit related to research and development tax credit of $9.9 million, partially offset by tax expense on pretax book income of $11.5 million.

The primary driver of our income tax benefit for the year ended December 31, 2018 were tax benefit related to valuation allowance of $28.7 million, stock-based compensation of $11.7 million, and our research and development tax credit of $4.1 million. These were partially offset by tax expense related to income before income taxes of $11.3 million, state and local tax expense of $3.8 million, and the inclusion of additional taxes of $3.9 million due to certain tax provision introduced by the Tax Cuts and Jobs Act of 2017, as enacted by the U.S. Federal Government on December 22, 2017, (the “TCJA”).

For both periods, other drivers include the mix of income and losses in jurisdictions with a wide range of tax rates.

Comparison of Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$444,765	$329,362	$115,403	35.0%
Percentage of total revenue	73.7%	74.6%
Services	$158,928	$111,869	$47,059	42.1%
Percentage of total revenue	26.3%	25.4%
Total revenue	$603,693	$441,231	$162,462	36.8%
GMS increased $678.1 million, or 20.8%, to $3.9 billion in the year ended December 31, 2018 compared to the year ended December 31, 2017. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2018 would have been 20.4%, or approximately 40 basis points lower than the reported 20.8% growth. Supporting this growth in GMS, active sellers increased 9.4% to 2.1 million and active buyers increased 18.2% to 39.4 million at December 31, 2018 compared to December 31, 2017. In the year ended December 31, 2018, GMS from new buyers increased 16% year-over-year and represented approximately 18% of overall GMS, a decrease compared to last year. In the year ended December 31, 2018, GMS from existing buyers increased 23% year-over-year and represented approximately 82% of overall GMS, an increase compared to last year.
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
Revenue increased $162.5 million, or 36.8%, to $603.7 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, of which 73.7% consisted of Marketplace revenue and 26.3% consisted of Services revenue.
Marketplace revenue increased $115.4 million, or 35.0%, to $444.8 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. This growth corresponded with a 20.8% increase in GMS to a total of $3.9 billion in the year ended December 31, 2018. Marketplace revenue increased at a faster rate than GMS primarily due to the increase in transaction revenue and Etsy Payments revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017. Transaction revenue increased 59.6% year-over-year, primarily driven by our 2018 pricing updates, which drove approximately 41% of the 59.6% increase. Etsy Payments revenue increased 24.4%, largely driven by overall GMS growth trends and increased seller adoption. The share of GMS processed through our Etsy Payments platform was 86%, for the year ended December 31, 2018, up from 85% in the year ended December 31, 2017, primarily due to the transition of sellers in eligible countries to the platform. During the second quarter of 2018, we reached the anniversary of the Etsy Payments adoption requirement, which has been a substantial driver of year-over-year Etsy Payments revenue growth, and therefore, we expect Etsy Payments to grow more closely in-line with year-over-year GMS growth in future quarters. Listing fee revenue grew 17.0%, driven by an increase in charged listings year-over-year corresponding with the increase in overall GMS growth. Listing fee revenue increased at a slower rate than GMS primarily due to the issuance of free listings in our international markets, including France and Germany.

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

	(in thousands, except percentages)
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

	(in thousands, except percentages)
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

Product development

	Year Ended December 31,		Change
	2018	2017	$	%

	(in thousands, except percentages)
Product development	$97,249	$74,616	$22,633	30.3%
Percentage of total revenue	16.1%	16.9%
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

	(in thousands, except percentages)
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

	(in thousands, except percentages)
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

	(in thousands, except percentages)
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
Benefit for Income Taxes

	Year Ended December 31,		Change
	2018	2017	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$22,413	$49,535	$(27,122)	54.8%
Percentage of total revenue	3.7%	11.2%
Our income tax benefit for the years ended December 31, 2018 and 2017 was $22.4 million and $49.5 million, respectively.
The primary driver of the income tax benefit for the year ended December 31, 2018 were tax benefit related to valuation allowance of $28.7 million, stock-based compensation of $11.7 million, and our research and development tax credit of $4.1 million. These were partially offset by tax expense related to income before income taxes of $11.3 million, state and local tax expense of $3.8 million, and the inclusion of additional taxes of $3.9 million due to certain provisions of the Tax Cuts and Jobs Act of 2017, as enacted by the U.S. Federal Government on December 22, 2017 (the “TCJA”).
The primary drivers of our income tax benefit for the year ended December 31, 2017 was the impact on deferred taxes from the reduction in the U.S. federal corporate tax rate beginning in 2018. As a result of the TCJA, which reduced the corporate income tax rate from 35% to 21%, our deferred taxes and certain unrecognized tax benefits at December 31, 2017 have been revalued at the reduced 21% rate. The revaluation resulted in a benefit for income taxes of approximately $31.1 million for the year ended December 31, 2017.
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

Quarterly Results of Operations
The following tables show selected unaudited quarterly results of operations and other unaudited operational and non-GAAP financial data for the eight quarters ended December 31, 2019 and the percentage that each line item in the following results of operations data represents of revenue. The results of operations data for each of these quarters have been prepared on the same basis as the audited annual Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. This data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Our quarterly results of operations and operational and non-GAAP financial data will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future quarter or year.

	Three Months Ended
	Dec. 31, 2019 (1)	Sept. 30, 2019 (1)	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018 (2)	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands, except share and per share amounts)
Revenue:
Marketplace (3)	$189,651	$141,628	$135,199	$127,168	$151,406	$112,172	$92,880	$88,307
Services	80,347	56,319	45,896	42,171	48,622	38,194	39,507	32,605
Total revenue	269,998	197,947	181,095	169,339	200,028	150,366	132,387	120,912
Cost of revenue (4)(5)	90,824	68,949	58,605	52,658	57,111	46,947	45,409	41,295
Gross profit	179,174	128,998	122,490	116,681	142,917	103,419	86,978	79,617
Operating expenses:
Marketing (4)(5)	84,034	50,098	45,994	35,444	63,362	39,516	28,941	26,194
Product development (4)(5)	35,701	32,465	28,765	24,947	28,542	24,418	23,568	20,721
General and administrative (4)(5)	34,401	32,203	29,883	24,647	21,524	20,748	21,707	18,904
Total operating expenses	154,136	114,766	104,642	85,038	113,428	84,682	74,216	65,819
Income from operations	25,038	14,232	17,848	31,643	29,489	18,737	12,762	13,798
Other expense, net	(2,287)	(4,143)	(1,479)	(206)	(6,613)	(4,141)	(8,137)	(817)
Income before income taxes	22,751	10,089	16,369	31,437	22,876	14,596	4,625	12,981
Benefit (provision) for income taxes (6)	8,540	4,712	1,854	142	18,375	5,298	(1,246)	(14)
Net income	$31,291	$14,801	$18,223	$31,579	$41,251	$19,894	$3,379	$12,967
Net income per share attributable to common stockholders:
Basic	$0.26	$0.12	$0.15	$0.26	$0.34	$0.17	$0.03	$0.11
Diluted (7)	$0.25	$0.12	$0.14	$0.24	$0.32	$0.15	$0.03	$0.10
Weighted average common shares outstanding:
Basic	118,403,747	120,351,095	120,198,526	119,679,149	120,192,912	119,870,711	119,450,194	121,267,092
Diluted (7)	123,397,255	126,243,168	130,807,743	130,237,875	129,012,508	129,086,137	125,551,759	125,772,315

(1)	The financial results of Reverb have been included in our consolidated results from August 15, 2019 (the date of acquisition).

(2)
During the three months ended December 31, 2018, we recorded adjustments to correct errors in the years ended December 31, 2018 and 2017 that increased income before income taxes by $1.6 million in the current quarter and decreased net income by $1.8 million in the current quarter. We have concluded that the errors and their correction were not material to the Consolidated Financial Statements for any of the periods impacted nor are they material for results in the fourth quarter of 2018.

(3)	In the fourth quarter of 2019, we reclassified Other revenue to Marketplace revenue. The following table provides our Marketplace and Other revenue under our previous and current presentation:

	Quarter-to-Date Period Ended
	Previous Presentation		Updated Presentation
	Marketplace Revenue	Other Revenue	Marketplace Revenue	Other Revenue

	(in thousands)
September 30, 2019	$140,966	$662	$141,628	$—
June 30, 2019	134,403	796	135,199	—
March 31, 2019	126,130	1,038	127,168	—
December 31, 2018	150,540	866	151,406	—
September 30, 2018	110,927	1,245	112,172	—
June 30, 2018	91,306	1,574	92,880	—
March 31, 2018	87,967	340	88,307	—

(4)	Includes total stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands)
Cost of revenue	$1,658	$1,574	$1,456	$1,099	$990	$894	$927	$546
Marketing	1,224	1,196	723	631	688	642	699	478
Product development (a)	6,519	5,752	5,294	3,520	9,873	4,697	4,025	2,639
General and administrative	3,938	3,615	3,364	2,832	2,693	2,683	2,966	2,791
Total stock-based compensation expense	$13,339	$12,137	$10,837	$8,082	$14,244	$8,916	$8,617	$6,454

(a)
Product development includes $6.0 million and $1.0 million of expense resulting from the modification of stock options and RSUs in the three months ended December 31, 2018 and September 30, 2018, respectively, in connection with certain employee departures See “Note 16—Stock-based Compensation” in the Notes to Consolidated Financial Statements for additional information.

(5)
Includes restructuring and other exit income, as shown in the quarterly reconciliation of net income to Adjusted EBITDA below. For a summary of restructuring and other exit costs (income) see “Note 17—Restructuring and Other Exit Costs (Income)” in the Notes to Consolidated Financial Statements.

(6)
In the year ended December 31, 2018, we recognized an income tax benefit associated with the release of a valuation allowance on certain deferred tax assets. The valuation allowance release resulted in a non-recurring benefit for income taxes of $23.4 million for the year ended December 31, 2018.

(7)
Since the Company expects to settle in cash the principal outstanding under the 2019 Notes (see “Note 13—Debt”), we use the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. We used the if-converted method when calculating the dilutive effect of the 2018 Notes for the three months ended December 31, 2019 and September 30, 2019 and used the treasury stock method for the three months ended June 30, 2019, March 31, 2019, and all quarterly periods in 2018.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Revenue:
Marketplace	70.2%	71.5%	74.7%	75.1%	75.7%	74.6%	70.2%	73.0%
Services	29.8	28.5	25.3	24.9	24.3	25.4	29.8	27.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue	33.6	34.8	32.4	31.1	28.6	31.2	34.3	34.2
Gross profit	66.4	65.2	67.6	68.9	71.4	68.8	65.7	65.8
Operating expenses:
Marketing	31.1	25.3	25.4	20.9	31.7	26.3	21.9	21.7
Product development	13.2	16.4	15.9	14.7	14.3	16.2	17.8	17.1
General and administrative	12.7	16.3	16.5	14.6	10.8	13.8	16.4	15.6
Total operating expenses	57.1	58.0	57.8	50.2	56.7	56.3	56.1	54.4
Income from operations	9.3	7.2	9.9	18.7	14.7	12.5	9.6	11.4
Other expense, net	(0.8)	(2.1)	(0.8)	(0.1)	(3.3)	(2.8)	(6.1)	(0.7)
Income before income taxes	8.4	5.1	9.0	18.6	11.4	9.7	3.5	10.7
Benefit (provision) for income taxes	3.2	2.4	1.0	0.1	9.2	3.5	(0.9)	—
Net income	11.6%	7.5%	10.1%	18.6%	20.6%	13.2%	2.6%	10.7%

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands, except percentages)
Other financial and operations data (1):
GMS	$1,655,716	$1,200,371	$1,094,829	$1,024,028	$1,246,472	$922,513	$901,685	$861,075
GMS growth	32.8%	30.1%	21.4%	18.9%	22.3%	20.4%	20.4%	19.8%
Currency-neutral GMS growth	33.0%	31.1%	22.8%	20.6%	23.1%	20.8%	19.3%	17.6%
Adjusted EBITDA	$54,624	$42,076	$39,701	$49,867	$51,359	$34,035	$27,695	$26,421
Active sellers	2,699	2,592	2,333	2,227	2,115	2,043	1,983	1,970
Active buyers	46,351	44,807	42,742	41,029	39,447	37,134	35,830	34,693
Percent mobile GMS	58%	59%	58%	58%	56%	56%	55%	54%
Percent international GMS	35%	36%	38%	38%	36%	35%	34%	35%

(1)
See “Key Operating and Financial Metrics” for the definitions of the following terms: “active buyers,” “active sellers,” “Adjusted EBITDA,” “GMS,” “currency-neutral GMS growth,” “international GMS,” and “mobile GMS.”

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands)
Net income	$31,291	$14,801	$18,223	$31,579	$41,251	$19,894	$3,379	$12,967
Excluding:
Interest and other non-operating expense, net	6,372	2,194	1,287	1,268	3,099	3,768	3,687	2,667
(Benefit) provision for income taxes	(8,540)	(4,712)	(1,854)	(142)	(18,375)	(5,298)	1,246	14
Depreciation and amortization	15,271	12,808	9,810	10,142	7,626	6,439	6,357	6,320
Stock-based compensation expense	13,339	12,137	10,837	8,082	14,244	8,916	8,617	6,454
Foreign exchange (gain) loss	(4,085)	1,949	192	(1,062)	3,514	373	4,450	(1,850)
Acquisition-related expenses	976	1,735	1,206	—	—	—	—	—
Non-ordinary course disputes	—	1,164	—	—	—	—	—	—
Restructuring and other exit costs (income)	—	—	—	—	—	(57)	(41)	(151)
Adjusted EBITDA	$54,624	$42,076	$39,701	$49,867	$51,359	$34,035	$27,695	$26,421
Seasonality
Etsy sellers experience increased sales and use more Services during the fourth-quarter holiday shopping season. This has resulted in increased GMS and revenue for us during the fourth quarter of each fiscal year, which can compare to lower GMS and revenue in the first quarter of the following fiscal year. For example, revenue in the first quarter of 2019 decreased when compared with revenue in the fourth quarter of 2018. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter and lower costs in the first quarter of each fiscal year. As our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced.
Our quarterly revenue increased sequentially quarter-to-quarter for all periods presented above, other than the first quarter of 2019, corresponding to our GMS performance in the same periods. We cannot assure you that this pattern of sequential revenue and GMS growth will continue. We believe that it is generally more meaningful to compare year-over-year results than sequential quarter-over-quarter results.

Liquidity and Capital Resources
The following tables show our cash and cash equivalents, short-term investments, accounts receivable, long-term investments, and net working capital as of the dates indicated:

	As of December 31,
	2019	2018

	(in thousands)
Cash and cash equivalents	$443,293	$366,985
Short-term investments	373,959	257,302
Accounts receivable, net	15,386	12,244
Long-term investments	89,343	—
Net working capital	732,510	568,227
As of December 31, 2019, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.

We invest in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.

Sources of Liquidity
In September 2019, we issued the 2019 Notes pursuant to the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy's common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting initial purchasers' discount and offering expenses. The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased. For more information on the 2019 Notes, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.
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
In March 2018, we issued the 2018 Notes pursuant to the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. The 2018 Notes will mature on March 1, 2023, unless earlier converted or repurchased. Based on the daily closing prices of our common stock during the quarter ended December 31, 2019, holders of the 2018 Notes are not eligible to convert their 2018 Notes during the first quarter of 2020. When a conversion notice is received, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof. Accordingly, we cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of December 31, 2019. For more information on the 2018 Notes, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.
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

Historical Cash Flows

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cash provided by (used in):
Operating activities	$206,920	$198,925	$69,101
Investing activities	(488,373)	(285,393)	61,836
Financing activities	359,607	144,006	6,555
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
Net cash provided by operating activities was $206.9 million in the year ended December 31, 2019, primarily driven by cash net income of $196.9 million as a result of increased revenue generated on our platform, and changes in our operating assets and liabilities that provided $10.0 million in cash, driven by the timing of payables offset by prepayments made in the period and collections of accounts receivable.
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
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of cash paid in the acquisition of Reverb, sales and purchases of short- and long-term marketable securities, cash paid to purchase intangible assets and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $488.4 million in the year ended December 31, 2019. This was primarily attributable to $270.4 million in cash paid to acquire Reverb, net purchases of marketable securities of $200.7 million, and $15.3 million in capital expenditures, including $7.8 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments, such as our migration to Google Cloud.
Net cash used in investing activities was $285.4 million in the year ended December 31, 2018. This was primarily attributable to net purchases of marketable securities of $229.3 million, $35.3 million in cash paid for the DaWanda intangible asset acquisition, and $20.6 million in capital expenditures, including $19.5 million for website development and internal-use software.

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

Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of notes, repurchase of common stock under share repurchase programs, payments related to capped call transactions with the initial purchasers and/or their respective affiliates in connection with notes, shares withheld to satisfy tax withholding obligations in connection with the vesting of employee RSUs, proceeds from exercise of stock options, payments on finance lease obligations, and payments on our facility financing obligation related to the build-to-suit accounting treatment of our Brooklyn headquarters lease prior to the adoption of ASC 842, Leases.
Net cash provided by financing activities was $359.6 million in the year ended December 31, 2019. This was primarily attributable to proceeds from the issuance of the 2019 Notes of $650.0 million, partially offset by stock repurchases of $177.0 million, payments of $76.2 million for the 2019 Capped Call Transactions, payment of tax obligations on vested equity awards of $32.5 million, payment of debt issuance costs of $11.9 million and payments on finance lease obligations of $10.8 million, partially offset by proceeds from the exercise of stock options of $9.8 million.
Net cash provided by financing activities was $144.0 million in the year ended December 31, 2018. This was primarily attributable to proceeds from the issuance of the 2018 Notes of $345.0 million and proceeds from the exercise of stock options of $18.3 million, partially offset by stock repurchases under share repurchase programs of $134.6 million, payments of $34.2 million for the 2018 Capped Call Transactions, stock repurchases of vested RSUs withheld to satisfy tax obligations of $24.1 million, payments on our facility financing obligation of $10.2 million, related to our Brooklyn headquarters lease, and $10.0 million of debt issuance cost payments.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, in 2019, 2018, or 2017.

Contractual Obligations
The following table summarizes our future fixed contractual obligations as of December 31, 2019:

	Total	Less than 1 Year	2–3 Years	4–5 Years	More than 5 Years

	(in thousands)
Finance lease obligations, including imputed interest	$70,948	$10,805	$21,829	$21,277	$17,037
Operating lease obligations, including imputed interest	29,989	5,152	9,870	9,279	5,688
Long-term obligations	995,089	89	—	345,000	650,000
Interest payments	5,703	828	1,625	1,625	1,625
Purchase obligations	97,710	34,153	62,857	700	—
Total contractual obligations	$1,199,439	$51,027	$96,181	$377,881	$674,350

Finance lease obligations consist of obligations under finance leases for computer and hosting equipment and the portion of our headquarters in Brooklyn, New York that is accounted for as a finance lease.
Operating lease obligations consist of obligations under non-cancelable operating leases for our headquarters in Brooklyn, New York and for our offices in San Francisco, Hudson (New York), Chicago, Dublin, and London.
Long-term obligations primarily consist of the issuance of Convertible Senior Notes in 2019 and 2018, which will mature on October 1, 2026 and March 1, 2023, respectively, unless earlier converted or repurchased.
Interest payments consist of interest due in connection with our 2019 Notes.
Purchase obligations consist of commitments related to cloud computing and other support services. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $19.9 million and non-income tax related contingency reserves of $7.2 million, which amounts are not reflected in the table as the ultimate resolution and timing are uncertain. These non-income tax contingency reserves include $4.8 million due to the acquisition of Reverb, which is wholly offset by an indemnification asset of $3.7 million and a deferred tax asset of $1.1 million.
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
We believe that the assumptions and estimates associated with stock-based compensation; income taxes, including the evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; leases, including determining the incremental borrowing rate; and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Revenue Recognition
Our revenue is diversified; generated from a mix of marketplace activities and other optional services to help sellers generate more sales and scale their businesses. We recognize revenue as we transfer control of promised goods or services to sellers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, and have latitude in establishing pricing and selecting suppliers, among other factors. Based on our evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. With the exception of shipping labels, our revenues are recognized on a gross basis. Sales and usage-based taxes are excluded from revenues.
Etsy.com Marketplace revenue: As members of the Etsy.com marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and fees for processing payments, including foreign currency payments. On July 16, 2018, we increased our seller transaction fee from 3.5% to 5% of each completed transaction, and now apply it to the cost of shipping in addition to the cost of the item. Payments processing fees vary between 3.0% to 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. When a foreign currency payment is processed, an additional transaction fee is applied.
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
Marketplace revenue also includes revenue generated through our commercial partnerships, which was recorded in its own Other revenue line prior to the fourth quarter of 2019.
Reverb.com Marketplace revenue: The Reverb seller transaction fee is a variable fee, which is 3.5% of each completed transaction, including both the cost of the item and the shipping. There are no Reverb listing fees. Variable fees also include payments fees for processing payments, including foreign currency payments. Payments processing fees vary between 2.5% - 2.7% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the currency in which a listing is denominated.
Etsy.com Services revenue: Services revenue is derived from optional services we offer to Etsy sellers, which primarily include advertising services (formerly Promoted Listings) and shipping labels. Each service below represents an individual obligation that we must perform when an Etsy seller chooses to use the service.

•
Revenue from Promoted Listings, Etsy.com’s on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Etsy.com marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked, at which time revenue is recognized. In the third quarter of 2019, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform called Etsy Ads, where Etsy sellers can set a budget, which allows Etsy to allocate that budget between channels, targeting optimal return on seller spend. Due to this new offering, Etsy no longer offers its Promoted Listings service as a standalone advertising service after September 30, 2019. Revenue from Etsy Ads consists of cost-per-click fees, which are nonrefundable and are charged to a seller’s Etsy bill when the ad is clicked, at which time revenue is recognized. The revenue we recognize related to Etsy Ads is recorded on a gross basis in Services revenue with an offsetting expense recorded in Cost of Revenue.

•
Revenue from shipping labels consists of fees an Etsy seller pays us when she purchases shipping labels through our platform, net of the cost we incur in purchasing those shipping labels. We provide our sellers access to purchase shipping labels from the United States Postal Service, FedEx, Canada Post, Royal Mail and DAI Post at discounted pricing due to the volume of purchases through its platform. We recognize shipping label revenue when an Etsy seller purchases a shipping label. We recognize shipping label revenue on a net basis as we are an agent in this arrangement and do not take control of shipping labels prior to transferring the labels to the Etsy Seller. Shipping label revenue is recorded net of refunds.

Reverb Services revenue: Reverb has its own on-site advertising service called Bump advertising. Reverb sellers have the ability to determine their own ad rate as a percentage of their item’s final sale price. Revenue from Bump advertising is recognized at the time the item is sold. Reverb also provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. Revenue from shipping labels consists of fees a Reverb seller pays when they purchase shipping labels directly through the Reverb platform, net of the cost we incur in purchasing those shipping labels. Reverb recognizes shipping label revenue when a Reverb seller purchases a shipping label. Reverb recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Reverb seller. Shipping label revenue is recorded net of refunds.

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
Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s or director’s requisite service period on a straight-line basis. The fair value of RSUs is determined based on the closing price of our common stock on Nasdaq on the grant date. The Company recognizes forfeitures as they occur. We expect to continue to grant stock options and RSUs in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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

In determining the fair value of stock options granted, the following weighted-average assumptions were used in the Black-Scholes option-pricing model for awards granted in the periods indicated:

Year Ended December 31,
	2019	2018	2017
Expected volatility	39.1% - 39.5%	38.6% - 47.8%	41.7% - 44.2%
Risk-free interest rate	1.6% - 2.5%	2.6% - 2.9%	1.9% - 2.2%
Expected term (in years)	5.5 - 6.2	5.5 - 6.3	5.5 - 6.3
Dividend rate	—%	—%	—%
Income Taxes
We account for the income tax benefit based on income before income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We assess the need for a valuation allowance on a quarterly basis to reduce deferred tax assets to the amounts we expect to be realized.
On December 22, 2017 the TCJA was signed into law. The TCJA requires us to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). We recorded tax expense related to GILTI in our effective tax rate beginning in 2018, and have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI using the period cost method.
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
We recognize interest and penalties, if any, associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related tax liability in our Consolidated Balance Sheets.
Business Combinations, Intangible Assets and Goodwill
In accordance with the guidance for business combinations, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. The Company accounts for business combinations using the acquisition method of accounting. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, the purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of businesses acquired in a business combination are included in the Company’s Consolidated Financial Statements from the date of acquisition.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Our estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities whichever is earlier the adjustments will affect our earnings.
Acquisition-related expenses incurred by the Company in a business combination are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. Management has determined that we have two operating segments, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance. As a result, we have determined we have two reporting units. We perform our annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. As a result of the annual goodwill impairment test of the two reporting units conducted in the fourth quarter of 2019, no goodwill impairment was recognized.
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
The quantitative assessment involves comparing the estimated fair value of each of the reporting units with its respective book value, including goodwill. If we determine that the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, we determine that the book value of a reporting unit exceeds the fair value, we would recognize an impairment loss in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
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
Leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheet. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
Fair Value of Financial Instruments
In accounting for the issuance of the 2019 and 2018 Notes discussed in “Liquidity and Capital Resources—Sources of Liquidity,” we used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. See “Note 13—Debt” in the Notes to Consolidated Financial Statements for additional information.
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
Interest Rate Sensitivity
As of December 31, 2019 and December 31, 2018, the majority of our cash and cash equivalents and short- and long-term investments were held in cash deposits, money market funds, certificates of deposit, fixed-income funds, and U.S. Government and agency securities. The fair value of our cash, cash equivalents, and short- and long-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the relatively short maturities of these instruments. The majority of our current interest expense is attributable to debt discount related to our Notes and interest associated with our Brooklyn headquarters lease, which is accounted for as a finance lease, and is not impacted by external factors on interest rates. A 10% increase or decrease in our current interest rate would not have a significant impact on our interest expense.
Currency Risk

We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. In addition, in the fourth quarter of 2018, Etsy launched a redesigned payment account and began processing seller charges in our seller’s ledger currencies. Prior to this launch, only Etsy Payments revenues were processed in our seller’s ledger currencies. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

In the year ended December 31, 2019, approximately 19% of GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the year ended December 31, 2019 would have been 27.5%, or approximately 100 basis points higher than the reported 26.5% growth. On a currency-neutral basis, GMS growth for the three months ended December 31, 2019 would have been 33.0% compared with the reported 32.8% growth.
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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $21.0 million or approximately 2.6% of total revenue and a currency exchange loss of $11.5 million for the year ended December 31, 2019. This compares to a revenue decrease of $7.5 million or approximately 1.2% of total revenue and currency exchange loss of $17.0 million based on the same analysis performed for the year ended December 31, 2018.

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

Etsy, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Etsy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Management has excluded Reverb Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Reverb Holdings, Inc. from our audit of internal control over financial reporting. Reverb Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Customer Relationships and Trademark Intangible Assets Acquired in the Reverb Holdings Inc. Acquisition

As described in Notes 1 and 5 to the consolidated financial statements, the Company acquired all of the outstanding capital stock of Reverb Holdings, Inc. for total cash consideration of $270.4 million, net of cash acquired, which resulted in $172.9 million of customer relationships and trademark intangible assets being recorded. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue, adjusted earnings before interest and tax, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and trademark intangible assets acquired in the Reverb Holdings, Inc. acquisition is a critical audit matter are that there was significant judgment by management when developing the fair value estimates of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including estimates of future revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships and trademark intangible assets and controls over development of management’s cash flow projections and assumptions related to the valuation of these intangible assets, including estimates of future revenue. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates of intangible assets, and (iii) evaluating the appropriateness of the discounted cash flow models, testing the completeness and accuracy of underlying data used in the models, and evaluating the significant assumptions used by management, including the estimates of future revenue. Evaluating the reasonableness of the estimates of future revenue involved considering the past performance of the acquired business, the past performance of the Company, and relevant industry data.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2020

We have served as the Company’s auditor since 2012.

Etsy, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$443,293	$366,985
Short-term investments	373,959	257,302
Accounts receivable, net	15,386	12,244
Prepaid and other current assets	38,614	22,686
Funds receivable and seller accounts	49,786	21,072
Total current assets	921,038	680,289
Restricted cash	5,341	5,341
Property and equipment, net	144,864	120,179
Goodwill	138,731	37,482
Intangible assets, net	199,236	34,589
Deferred tax assets	14,257	23,464
Long-term investments	89,343	—
Other assets	29,542	507
Total assets	$1,542,352	$901,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,324	$26,545
Accrued expenses	88,345	49,158
Finance lease obligations—current	8,275	3,884
Funds payable and amounts due to sellers	49,786	21,072
Deferred revenue	7,617	7,478
Other current liabilities	8,181	3,925
Total current liabilities	188,528	112,062
Finance lease obligations—net of current portion	53,611	2,095
Deferred tax liabilities	64,497	30,455
Facility financing obligation	—	59,991
Long-term debt, net	785,126	276,486
Other liabilities	43,956	19,864
Total liabilities	1,135,718	500,953
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2019 and 2018; 118,342,772 and 119,771,702 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	119	120
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2019 and 2018)	—	—
Additional paid-in capital	642,628	562,033
Accumulated deficit	(227,414)	(153,442)
Accumulated other comprehensive loss	(8,699)	(7,813)
Total stockholders’ equity	406,634	400,898
Total liabilities and stockholders’ equity	$1,542,352	$901,851

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$818,379	$603,693	$441,231
Cost of revenue	271,036	190,762	150,986
Gross profit	547,343	412,931	290,245
Operating expenses:
Marketing	215,570	158,013	109,085
Product development	121,878	97,249	74,616
General and administrative	121,134	82,883	91,486
Asset impairment charges	—	—	3,162
Total operating expenses	458,582	338,145	278,349
Income from operations	88,761	74,786	11,896
Other (expense) income:
Interest expense	(24,320)	(22,178)	(11,130)
Interest and other income	13,199	8,957	2,394
Foreign exchange gain (loss)	3,006	(6,487)	29,105
Total other (expense) income	(8,115)	(19,708)	20,369
Income before income taxes	80,646	55,078	32,265
Benefit for income taxes	15,248	22,413	49,535
Net income	$95,894	$77,491	$81,800
Net income per share attributable to common stockholders:
Basic	$0.80	$0.64	$0.69
Diluted	$0.76	$0.61	$0.68
Weighted average common shares outstanding:
Basic	119,665,248	120,146,076	118,538,687
Diluted	125,720,073	127,084,785	122,267,673

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$95,894	$77,491	$81,800
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,078)	(1,399)	(24,898)
Unrealized gains (losses) on marketable securities, net of tax expense (benefit) of $65, $0, and ($15), respectively	192	(35)	47
Total other comprehensive loss	(886)	(1,434)	(24,851)
Comprehensive income	$95,008	$76,057	$56,949

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2016	115,973,039	$116	$442,510	$(116,341)	$18,472	$344,757
Cumulative effect adjustment related to the adoption of ASU 2016-16	—	—	85	(51,449)	—	(51,364)
Stock-based compensation	—	—	26,594	—	—	26,594
Exercise of vested options	5,760,263	6	33,832	—	—	33,838
Vesting of restricted stock units, net of shares withheld	622,167	1	(6,418)	—	—	(6,417)
Stock repurchase	(586,231)	(1)	—	(10,300)	—	(10,301)
Conversion of liability-classified restricted shares upon vesting	—	—	2,838	—	—	2,838
Other comprehensive loss	—	—	—	—	(24,851)	(24,851)
Net income	—	—	—	81,800	—	81,800
Balance as of December 31, 2017	121,769,238	122	499,441	(96,290)	(6,379)	396,894
Stock-based compensation	—	—	40,483	—	—	40,483
Exercise of vested options	1,588,779	1	18,252	—	—	18,253
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	53,323	—	—	53,323
Purchase of capped call, net of taxes	—	—	(25,400)	—	—	(25,400)
Vesting of restricted stock units, net of shares withheld	860,102	1	(24,066)	—	—	(24,065)
Stock repurchase	(4,446,417)	(4)	—	(134,643)	—	(134,647)
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Net income	—	—	—	77,491	—	77,491
Balance as of December 31, 2018	119,771,702	120	562,033	(153,442)	(7,813)	400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	45,697	—	—	45,697
Exercise of vested options	840,835	1	9,790	—	—	9,791
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,980	—	—	115,980
Purchase of capped call, net of taxes	—	—	(58,324)	—	—	(58,324)
Vesting of restricted stock units, net of shares withheld	832,642	1	(32,548)	—	—	(32,547)
Stock repurchase	(3,102,407)	(3)	—	(176,982)	—	(176,985)
Other comprehensive loss	—	—	—	—	(886)	(886)
Net income	—	—	—	95,894	—	95,894
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
 The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$95,894	$77,491	$81,800
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	44,395	38,231	26,559
Depreciation and amortization expense	48,031	26,742	27,197
Bad debt expense	10,963	4,124	2,497
Foreign exchange (gain) loss	(5,708)	5,997	(27,424)
Amortization of debt issuance costs	2,006	1,191	463
Non-cash interest expense	19,108	10,968	3,117
Interest (income) expense on marketable securities	(4,182)	(2,887)	426
Loss on disposal of assets	1,667	136	520
Asset impairment charges	—	—	3,162
Deferred income taxes	(15,248)	(22,414)	(49,535)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,656)	17,215	(8,826)
Funds receivable and seller accounts	(23,177)	23,436	(13,477)
Prepaid expenses and other current assets	(14,156)	(4,785)	3,024
Other assets	4,045	43	(28)
Accounts payable	(953)	13,364	2,837
Accrued and other current liabilities	37,410	23,079	(2,659)
Funds payable and amounts due to sellers	23,177	(23,436)	13,477
Deferred revenue	191	1,331	434
Other liabilities	(3,887)	9,099	5,537
Net cash provided by operating activities	206,920	198,925	69,101
Cash flows from investing activities
Cash paid for asset acquisition and intangible assets	(1,963)	(35,494)	—
Acquisition of businesses, net of cash acquired	(270,409)	—	—
Purchases of property and equipment	(7,528)	(1,019)	(3,948)
Development of internal-use software	(7,750)	(19,537)	(9,208)
Purchases of marketable securities	(661,821)	(514,286)	(62,348)
Sales of marketable securities	461,098	284,943	137,340
Net cash (used in) provided by investing activities	(488,373)	(285,393)	61,836
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(32,547)	(24,065)	(6,417)
Repurchase of stock	(176,985)	(134,647)	(10,301)
Proceeds from exercise of stock options	9,791	18,253	33,838
Proceeds from issuance of convertible senior notes	650,000	345,000	—
Payment of debt issuance costs	(11,904)	(9,962)	—
Purchase of capped call	(76,180)	(34,224)	—
Payments on finance lease obligations	(10,833)	(6,057)	(7,798)
Payments on facility financing obligation	—	(10,164)	(5,883)
Other financing, net	8,265	(128)	3,116
Net cash provided by financing activities	359,607	144,006	6,555
Effect of exchange rate changes on cash	(1,846)	(5,995)	(3,642)
Net increase in cash, cash equivalents, and restricted cash	76,308	51,543	133,850
Cash, cash equivalents, and restricted cash at beginning of period	372,326	320,783	186,933
Cash, cash equivalents, and restricted cash at end of period	$448,634	$372,326	$320,783

Etsy, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow disclosures:
Cash paid for interest	$3,206	$10,002	$7,555
Cash paid for income taxes	$2,084	$966	$1,003
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$1,302	$2,252	$807
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$1,148	$1,211	$956
Right-of-assets obtained in exchange for new lease liabilities:
Finance Leases	$849	$2,122	$5,586
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2019	2018	2017
Beginning balance:
Cash and cash equivalents	$366,985	$315,442	$181,592
Restricted cash	5,341	5,341	5,341
Total cash, cash equivalents, and restricted cash	$372,326	$320,783	$186,933

Ending balance:
Cash and cash equivalents	$443,293	$366,985	$315,442
Restricted cash	5,341	5,341	5,341
Total cash, cash equivalents, and restricted cash	$448,634	$372,326	$320,783

The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) was incorporated in Delaware in February 2006. Etsy is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, payments processing fees, advertising services, and shipping label sales.
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
Reclassifications
Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements. Specifically, the Company reclassified $4.0 million and $3.3 million previously included in Other revenue to Marketplace revenue (see “Note 2—Revenue”) for the years ended December 31, 2018 and 2017, respectively, to conform to the current year presentation.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities, and equity at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: leases, including determining the incremental borrowing rate; income taxes, including the accounting for uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination; valuation of goodwill and intangible assets; stock-based compensation; and fair value of financial instruments. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services to help sellers to generate more sales and scale their businesses. Revenues are recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. With the exception of shipping labels, the Company’s revenues are recognized on a gross basis. Sales and usage-based taxes are excluded from revenues.
Etsy Marketplace revenue:  As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and Etsy Payments fees for processing payments, including foreign currency payments. On July 16, 2018, the Company increased the seller transaction fee from 3.5% to 5% of each completed transaction,

Etsy, Inc.
Notes to Consolidated Financial Statements

and now applies it to the cost of shipping in addition to the cost of the item. Etsy Payments processing fees vary between 3.0% to 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. The Company earns additional fees on transactions in which currency conversions are performed.
The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The transaction fee and Etsy Payments fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees and Etsy Payments fees are recorded net of refunds.
Marketplace revenue also includes revenue generated through our commercial partnerships, which was recorded in its own Other revenue line prior to the fourth quarter of 2019.
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
Etsy Services revenue: Services revenue is derived from optional services offered to Etsy sellers, which primarily include advertising services and Etsy Shipping Labels.
Each service below represents an individual obligation that the Company must perform when an Etsy seller chooses to use the service.

•
Revenue from Promoted Listings, Etsy.com’s on-site advertising service, consists of cost-per-click fees an Etsy seller pays for prominent placement of the seller’s listings in search results in the Etsy.com marketplace. Promoted Listings fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Promoted Listings to determine the cost-per-click fee. Promoted Listing fees are nonrefundable and are charged to a seller’s Etsy bill when the Promoted Listing is clicked, at which time revenue is recognized. In the third quarter of 2019, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform called Etsy Ads, where Etsy sellers can set a budget, which allows Etsy to allocate that budget between channels, targeting optimal return on seller spend. Due to this new offering, Etsy no longer offered its Promoted Listings service as a standalone advertising service after September 30, 2019. Revenue from Etsy Ads consists of cost-per-click fees, which are nonrefundable and are charged to a seller’s Etsy bill when the ad is clicked, at which time revenue is recognized. The revenue the Company recognizes related to Etsy Ads is recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.

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

Reverb Services revenue: Reverb has its own on-site advertising service called Bump advertising. Reverb sellers have the ability to determine their own ad rate as a percentage of their item’s final sale price. Revenue from Bump advertising is recognized at the time the item is sold. Reverb also provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. Revenue from shipping labels consists of fees a Reverb seller pays when they purchase shipping labels directly through the Reverb platform, net of the cost we incur in purchasing those shipping labels. Reverb recognizes shipping label revenue when a Reverb seller purchases a shipping label. Reverb recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Reverb seller. Shipping label revenue is recorded net of refunds.

Etsy, Inc.
Notes to Consolidated Financial Statements

Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, and credit card chargebacks to support payments revenue, and costs of refunds made to buyers that the Company is not able to collect from sellers. Cost of revenue also includes expenses associated with the operation and maintenance of the Company’s platform and its data centers, including employee-related costs, hosting and bandwidth costs, and depreciation and amortization. With the shift to Etsy Ads in the third quarter of 2019, amounts spent on Google Shopping, which were previously recorded on a net basis in Other revenue, are recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.
Marketing
Marketing expenses largely consist of direct marketing and indirect employee-related expenses to support our marketing initiatives. Direct marketing includes digital marketing, brand marketing, television and video, public relations and communications, market research, marketing partnerships, and customer relationship management. Digital marketing, also referred to as performance marketing, primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, affiliate programs, display advertising, and social channels, which are focused on buyer acquisition and retargeting. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $175.2 million, $129.1 million, and $78.4 million in the years ended December 31, 2019, 2018, and 2017, respectively.
Product Development
Product development expenses consist primarily of employee-related expenses for engineering, product management, product design, and product research activities. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of our existing technology.
Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718—Compensation—Stock Compensation (“ASC 718”). Stock options and restricted stock units (“RSUs”) are awarded to employees and members of the Company’s Board of Directors and are measured at fair value at each grant date. The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company’s enterprise value, and other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of Etsy and certain publicly traded companies, and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the grant date. The requisite service period for stock options and RSUs is generally four years from the date of grant. The Company recognizes forfeitures as they occur.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
Income Taxes
The income tax benefit is based on income before income taxes and is accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company regularly reviews the recoverability of its deferred tax assets by considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate the Company records a valuation allowance against deferred tax assets that are deemed more likely than not to be realizable.

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA requires the Company to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income ("GILTI") as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has recorded tax expense related to GILTI in its effective tax rate beginning in 2018, and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.
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
The Company recognizes interest and penalties, if any, associated with income tax matters as part of the income tax provision and includes accrued interest and penalties with the related income tax liability in the Consolidated Balance Sheets.
Net Income (Loss) Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Net income in the diluted net income per share calculation is adjusted for income or loss from fair value adjustments on instruments accounted for as liabilities, but which may be settled in shares. The dilutive effect of outstanding options and stock-based compensation awards is reflected in diluted net income per share by application of the treasury stock and if-converted methods. Since the Company expects to settle in cash the principal outstanding under the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) (see “Note 13—Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The Company uses the if-converted method when calculating the dilutive effect of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) for the reporting periods starting in the third quarter of 2019, and used the treasury stock method for previous reporting periods.

Etsy, Inc.
Notes to Consolidated Financial Statements

The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Segment Data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer. The Company has determined it has two operating segments, Etsy and Reverb, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting of U.S. Government and agency securities, corporate bonds, commercial paper, and certificates of deposit with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, consisting of U.S. Government and agency securities, corporate bonds, and certificates of deposit with original maturities of greater than twelve months but less than 37 months when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.
The following table provides cash and cash equivalents, and short- and long-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$443,293	$366,985
Short-term investments	373,959	257,302
Long-term investments	89,343	—
Total cash, cash equivalents, and short- and long-term investments	$906,595	$624,287

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short- and long-term investments, and funds receivable and seller accounts. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, to the extent eligible, such amounts may exceed federally insured limits. The Company believes that minimal credit risk exists with respect to these investments due to the credit ratings of the financial institutions that hold its short- and long-term investments. In addition, funds receivable settle relatively quickly, and the Company’s historical experience of losses has not been significant.
Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents, short- and long-term investments, accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and seller accounts approximates carrying value due to the immediate or short-term maturity associated with these instruments.
In accounting for the issuance of the Notes discussed in “Note 13—Debt,” management used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities.

Etsy, Inc.
Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s trade accounts receivable are recorded at amounts billed to sellers and are presented on the Consolidated Balance Sheets net of the allowance for doubtful accounts. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of sellers. Receivables are written off once they are deemed uncollectible. Estimates of uncollectible accounts receivable are recorded to general and administrative expense. See “Note 2—Revenue” for additional information on payment terms related to the Company’s accounts receivable balances.
The following table summarizes the allowance activity during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of period	$4,720	$2,687	$1,999
Bad debt expense	10,963	4,124	2,497
Write-offs, net of recoveries and other adjustments	(10,650)	(2,091)	(1,809)
Balance as of the end of period	$5,033	$4,720	$2,687

Funds Receivable and Seller Accounts and Funds Payable and Amounts due to Sellers
The Company records funds receivable and seller accounts and funds payable and amounts due to sellers as current assets and liabilities, respectively, on the Consolidated Balance Sheets. Funds receivable and seller accounts represent amounts received or expected to be received from buyers via third-party credit card processors, which flow through a bank account for payment to sellers. This cash and related receivable represent the total amount due to sellers, and as such a liability for the same amount is recorded to funds payable and amounts due to sellers.

Property and Equipment
Property and equipment, consisting principally of capitalized website development and internal-use software, building, leasehold improvements, and computer equipment, are recorded at cost. Depreciation and amortization begin at the time the asset is placed into service and are recognized using the straight-line method in amounts sufficient to relate the cost of depreciable and amortizable assets to the Consolidated Statements of Operations over their estimated useful lives. Repairs and maintenance are charged to the Consolidated Statements of Operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss is reflected in the Consolidated Statements of Operations.
When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of tangible long-lived assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. See “Recently Adopted Accounting Pronouncements” below for information on the impact of ASU 2016-02—Leases on property and equipment balances.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

If an asset will continue to be used, but the net book value is not expected to be fully recoverable, the asset is impaired to its fair value. When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of website development and internal-use software costs based on its expectations of future profitability, undiscounted cash flows, and our plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. No impairment of capitalized website development and internal-use software assets was recorded during the years ended December 31, 2019 and 2018. The Company recognized an asset impairment charge of $3.2 million related to capitalized web development and internal-use software assets in the year ended December 31, 2017 as a result of its decision to discontinue certain product offerings, including Etsy Studio and Etsy Manufacturing.
Capitalized website development and internal-use software costs are included in property and equipment within the Consolidated Balance Sheets.
Business Combinations
In accordance with the guidance for business combinations, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. The Company accounts for business combinations using the acquisition method of accounting. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, the purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of businesses acquired in a business combination are included in the Company’s Consolidated Financial Statements from the date of acquisition.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Our estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities whichever is earlier the adjustments will affect our earnings.
Acquisition-related expenses incurred by the Company in a business combination are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. Management has determined that the Company has two operating segments, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance. As a result, the Company has determined it has two reporting units. The Company performs its annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
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
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company completed a qualitative analysis for the Etsy reporting unit and a quantitative analysis for the Reverb reporting unit during the fourth quarter of 2019. No impairment of goodwill was recorded during the three years ended December 31, 2019, 2018, and 2017.
Intangible Assets
Finite intangible assets are amortized over the estimated useful life of the asset. The estimated useful life of acquired technology is three years. The estimated useful lives of acquired customer relationships and trademarks are fifteen years and the estimated useful life of the referral agreement is ten years. When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of intangible assets based on its expectations of future profitability, undiscounted cash flows, and management’s plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value. No impairment of intangible assets was recorded during the years ended December 31, 2019, 2018, and 2017.

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
Leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations in the financial statement line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheet. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this standard in the first quarter of 2020, and the adoption is not expected to have a significant impact on its Consolidated Financial Statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this standard in the first quarter of 2020. Upon adoption of the standard, the Company’s Consolidated Financial Statements will be impacted by the timing of amortization of the integration costs related to cloud computing arrangements.
In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently considering the date it will adopt this standard, and the adoption is not expected to have a significant impact on its Consolidated Financial Statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Marketplace revenue (1)	$593,646	$444,765	$329,362
Services revenue	224,733	158,928	111,869
Revenue	$818,379	$603,693	$441,231

(1)
Other revenue for the years ended December 31, 2019, 2018, and 2017 has been reclassified and presented within Marketplace revenue. Comparative periods have been reclassified to conform to current period presentation.

See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies —Revenue Recognition” for additional information on recognition.
Payment terms
Etsy
As of November 13, 2018, for Etsy sellers using Etsy Payments, all charges, including listing fees, transaction fees, Etsy Payments fees, advertising services fees, and Etsy Shipping Labels fees, are deducted from the funds credited to the seller’s shop payment account in the seller’s ledger currency prior to settlement of those funds to the seller’s bank account. Etsy sellers receive a statement electronically on the first day of each month outlining the previous month’s charges and any remaining amount due after the Company’s fees are deducted from the seller’s shop payment account. Etsy sellers who do not use Etsy Payments receive a statement electronically on the first day of each month for the previous month’s charges in U.S. Dollars, including all listing fees, transactions fees, advertising services fees, and Etsy Shipping Labels fees. Payment is due by the 15th of every month.
Prior to November 13, 2018, Etsy sellers would receive a statement electronically on the first day of each month for the previous month’s charges in U.S. Dollars, including all listing fees, transactions fees, advertising services fees, and Etsy Shipping Labels fees. Payment was due by the 15th of every month. Prior to November 13, 2018 only Etsy Payments fees were deducted from the funds credited to the seller’s shop payment account in the seller’s ledger currency prior to settlement of those funds to the seller’s bank account.
Reverb
For most transactions, Reverb buyers use a credit card to pay for the merchandise or service, when the order is placed. For these transactions, the Company collects the total amount due on the order, retains its fees due from the Reverb seller, and remits the net proceeds to the Reverb seller.
Contract balances
Deferred revenues
The Company records deferred revenues when cash payments are received or due in advance of the completion of the listing period, which represents the value of the Company’s unsatisfied performance obligations. Deferred listing revenue is recognized ratably over the remainder of the four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The amount of revenue recognized in the year ended December 31, 2019 that was included in the deferred balance at the beginning of the period was $7.5 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$14,544	$36,157	$(16,583)
Foreign	66,102	18,921	48,848
Income before income taxes	$80,646	$55,078	$32,265

The income tax benefit is comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(3,967)	$709	$(6,397)
State	1,053	(578)	79
Foreign	352	600	476
Total current	(2,562)	731	(5,842)
Deferred:
Federal	(19,734)	(3,343)	(34,948)
State	(1,564)	3,496	(8,778)
Foreign	8,612	(23,297)	33
Total deferred	(12,686)	(23,144)	(43,693)
Total income tax benefit	$(15,248)	$(22,413)	$(49,535)

For the years ended December 31, 2019, 2018 and 2017, the Company recorded a benefit for income taxes of $15.2 million, $22.4 million, and $49.5 million or an effective tax rate of (18.9)%, (40.7)% and (153.5)%, respectively.

A reconciliation of the income tax benefit at the U.S. federal statutory income tax rate to the Company’s total income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax provision at the federal statutory rate (a)	$16,936	$11,566	$11,308
State and local income taxes net of federal benefit	973	3,839	(691)
Foreign income tax rate differential	(5,454)	(298)	(11,878)
Stock-based compensation	(16,281)	(11,717)	(12,584)
Research and development credit	(9,864)	(4,115)	(1,098)
U.S. tax reform (b)	(4,197)	3,897	(31,063)
Non-deductible expenses	1,784	(329)	168
Uncertain tax positions	380	382	789
Change in valuation allowance (c)	—	(28,733)	(4,673)
Return to provision adjustment	500	3,293	167
Other	(25)	(198)	20
Total income tax benefit	$(15,248)	$(22,413)	$(49,535)

(a) The income tax provision at the U.S. federal statutory rate is computed using 21% in 2019 and 2018 and 35% in 2017. Refer to footnote (b) below.

Etsy, Inc.
Notes to Consolidated Financial Statements

(b) On December 22, 2017, the U.S. government enacted the TCJA, as described above, which includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate, (2) Global Intangible Low-Taxed Income (“GILTI”), a new tax on worldwide income, and (3) Foreign Derived Intangible Income (“FDII”) a deduction provided with respect to certain foreign earned income. Effective January 1, 2018, the Company is subject to several provisions of the TCJA including computations under GILTI and FDII.

For the year ended December 31, 2017, primarily as a result of the permanent change in U.S. corporate income tax rate, the Company recognized a net income tax benefit of $31.1 million associated with the TCJA.

For the years ended December 31, 2019 and 2018, the Company has accounted for the impact of the new TCJA provisions, as well as any adjustments with respect to the re-measurement of its deferred taxes, as part of its income tax benefit using the currently available regulations and technical guidance on the interpretations of the TCJA. The Company has elected to account for GILTI as a period cost. The Company is not currently subject to the Base Erosion and Anti-Abuse Tax (“BEAT”) or Section 163(j) Interest Limitation. The Company will continue to monitor the forthcoming regulations and additional guidance of the GILTI, FDII, and BEAT provisions under the TCJA, which are complex and subject to continuing regulatory interpretation by the Internal Revenue Service (“IRS”).

(c) For the year ended December 31, 2018, the Company released valuation allowance recorded against deferred tax assets in certain foreign jurisdictions as it had achieved three years of cumulative pre-tax income.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$19,599	$13,347
Research and development credit carryforwards	13,133	7,567
Lease liability (a)	18,666	—
Stock-based compensation expense	7,642	6,623
Excess tax basis in intangible assets	3,572	12,109
Accrued bonus	4,065	1,049
Deferred rent (a)	—	529
Other deferred tax assets	3,944	1,858
Total deferred tax assets	70,621	43,082
Less: valuation allowance	883	1,673
Total net deferred tax asset	69,738	41,409

Deferred tax liabilities:
Excess book basis in intangible assets	(39,500)	(362)
Restructuring liability	(29,635)	(33,730)
Convertible debt	(22,839)	(7,283)
Right-of-use asset (a)	(17,596)	—
Depreciation (a)	(10,328)	(6,933)
Other deferred tax liabilities	(80)	(92)
Total deferred tax liabilities	(119,978)	(48,400)
Net deferred tax liabilities	$(50,240)	$(6,991)

(a) As part of the Company’s adoption of ASC 842 beginning in 2019, the Company recorded adjustments to the GAAP basis of certain assets and liabilities and established other assets and liabilities (i.e., right-of-use asset and lease liability). The net adjustment was recorded as a retrospective adjustment to retained earnings. The adoption of ASC 842 does not change the Company’s tax basis in these assets and liabilities. However, as a result of the adoption, an adjustment was recorded to the historic deferred taxes,

Etsy, Inc.
Notes to Consolidated Financial Statements

through retained earnings, to account for the change in GAAP basis as well as establishing deferred taxes on the newly established right-of-use assets and lease liabilities.

The Company has not recorded deferred income taxes and withholding taxes with respect to undistributed earnings from its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2019, as well as the related deferred income tax, if any, is not material.
As of December 31, 2019, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in future years:

	December 31, 2019	Expiration Period
U.S. Federal net operating loss carryforwards	$30,403	2035-Unlimited
U.S. Federal credit carryforwards	13,054	2035-2039
U.S. State net operating loss carryforwards	21,150	2027-2039
U.S. State credit carryforwards	184	2020-2024
Non-U.S. net operating loss carryforwards	91,440	Unlimited

Utilization of the net operating losses (“NOLs”) is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on our ability to use them. The Company’s U.S. federal NOLs were acquired as part of the acquisition of Reverb and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate. The NOL deferred tax asset balance additionally includes losses in certain foreign jurisdictions that are currently subject to a valuation allowance.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence at each reporting date. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance.
For the year ended December 31, 2018, the Company achieved three years of cumulative pre-tax income in certain of its foreign jurisdictions, management determined that sufficient positive evidence existed as of December 31, 2018, to conclude that was more likely than not that deferred tax assets of $23.4 million will be utilized in those jurisdictions.
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of period	$1,673	$32,455	$13,839
Additions charged to expense	504	—	16,743
Deletions credited to expense	(4)	(28,733)	—
Currency translation and other balance sheet activity	(1,290)	(2,049)	1,873
Balance as of the end of period	$883	$1,673	$32,455

Etsy, Inc.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2019	2018	2017
Balance as of the beginning of period	$18,819	$17,013	$23,574
Additions based on tax positions related to the current year	1,847	921	732
Additions for tax positions of prior years	3,620	946	118
Reductions for tax provisions of prior years	(2,423)	(61)	(7,411)
Lapse of Statute of Limitation	(184)	—	—
Additions recorded through goodwill as part of business combination	1,334	—	—
Settlements	(3,080)	—	—
Balance as of the end of period	$19,933	$18,819	$17,013

The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of December 31, 2019, 2018, and 2017 are $19.9 million, $18.8 million, and $17.0 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $19.4 million at December 31, 2019.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. For the years ended 2019 and 2018, $(0.1) million and $0.3 million, respectively, was included in income tax (benefit)/expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2019 and 2018 was approximately $0.2 million and $0.5 million, respectively.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2019, tax year 2014 and later remain open to examination.

The Company is under examination, or may be subject to examination, by the IRS for calendar year 2014 and thereafter. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$95,894	$77,491	$81,800
Net income allocated to participating securities under the two-class method	—	(37)	(80)
Net income attributable to common stockholders—basic	95,894	77,454	81,720
Dilutive effect of net income allocated to participating securities under the two-class method	—	37	80
Change in fair value of liability classified restricted stock	—	—	771
Net income attributable to common stockholders—diluted	$95,894	$77,491	$82,571

Denominator:
Weighted average common shares outstanding—basic (1)	119,665,248	120,146,076	118,538,687
Dilutive effect of assumed conversion of options to purchase common stock	4,516,413	4,238,622	2,498,448
Dilutive effect of assumed conversion of restricted stock units	1,521,719	1,721,658	1,177,799
Dilutive effect of assumed conversion of convertible debt (2)	—	900,580	—
Diluted effective of assumed conversion of restricted stock from acquisition	16,693	77,849	52,739
Weighted average common shares outstanding—diluted	125,720,073	127,084,785	122,267,673

Net income per share attributable to common stockholders—basic	$0.80	$0.64	$0.69
Net income per share attributable to common stockholders—diluted	$0.76	$0.61	$0.68

(1)	57,482, and 114,963 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the year ended December 31, 2018 and 2017, respectively.

(2)
Since the Company expects to settle in cash the principal outstanding under the 2019 Notes (see “Note 13—Debt”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The Company uses the if-converted method when calculating the dilutive effect of the 2018 Notes for the year ended December 31, 2019 and used the treasury stock method for the year ended December 31, 2018.

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Stock options	317,401	475,238	4,902,664
Restricted stock units	706,234	136,998	435,358
Convertible senior notes	9,511,993	—	—
Total anti-dilutive securities	10,535,628	612,236	5,338,022

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 5—Business Combinations
On August 15, 2019, the Company acquired all of the outstanding capital stock of Reverb, a leading online marketplace dedicated to buying and selling new, used, and vintage musical instruments. The acquisition enables the Company to expand into a new vertical, with a company that has a similar strategy and business model. The total cash consideration paid was $270.4 million, net of cash acquired.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of synergies and acquisition of workforce. The resulting goodwill is not expected to be deductible for tax purposes.
The Company has finalized the valuation of assets acquired and liabilities assumed for the acquisition of Reverb. The Company recognized certain measurement period adjustments as disclosed below during the three months ended December 31, 2019. The measurement period is closed as of December 31, 2019.
Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Reverb as of August 15, 2019 (the date of acquisition) (in thousands):

	Initial Fair Value Estimate (1)	Measurement Period Adjustments (2)	Final Fair Value as Adjusted
Short-term investments	$1,028	$—	$1,028
Other current assets (3)	6,442	(3,540)	2,902
Funds receivable and seller accounts	5,578	—	5,578
Property and equipment other	1,543	—	1,543
Developed technology	30,300	—	30,300
Trademark	79,400	—	79,400
Customer relationships	93,500	—	93,500
Goodwill	102,039	(336)	101,703
Other assets (3)	3,225	3,518	6,743
Other net working capital	(208)	—	(208)
Funds payable and amounts due to sellers	(5,578)	—	(5,578)
Other current liabilities (3)	(8,520)	4,836	(3,684)
Other liabilities (3)	(2,497)	(4,836)	(7,333)
Deferred tax liability, net	(34,898)	(587)	(35,485)
Total purchase price	$271,354	$(945)	$270,409

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. This was the quarter in which the business combination was completed.

(2)
The Company recorded measurement period adjustments in the fourth quarter of fiscal 2019 due to the final working capital adjustment as well as new facts and circumstances related to assets and liabilities which existed at the acquisition date. The adjustments included an increase in deferred tax liability of $0.6 million and a decrease in goodwill of $0.3 million. Other adjustments are related to the classification of certain assets and liabilities within the balance sheet.

(3)	Other current liabilities and other liabilities are primarily related to non-income tax related contingency reserves, which are wholly offset by an indemnification asset and a deferred tax asset.

Revenue and net loss of Reverb from August 15, 2019 (the date of acquisition) through December 31, 2019 were $19.1 million and $9.9 million, respectively. Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $3.9 million for the year ended December 31, 2019. They primarily related to advisory, legal, valuation and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$847,154	$639,743
Net income	88,595	53,587

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, based on final values of each asset and acquisition-related expenses and are tax-effected. For the year ended December 31, 2019, the pro forma financial information excludes $6.1 million of non-recurring acquisition-related expenses. For the year ended December 31, 2018, the pro forma financial information includes $2.0 million of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Balance as of the beginning of the period	$37,482	$38,541
Business combination	101,703	—
Foreign currency translation adjustments	(454)	(1,059)
Balance as of the end of the period	$138,731	$37,482
The Company has determined it has two operating segments, Etsy and Reverb, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance. As a result, the Company has determined it has two reporting units to test for goodwill impairment during the fourth quarter. The Company did not recognize any goodwill impairments during the years ended December 31, 2019, 2018, and 2017.

At December 31, 2019 and 2018, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Gross book value	Accumulated amortization	Foreign currency translation	Net book value	Gross book value	Accumulated amortization	Foreign currency translation	Net book value
Customer relationships	$93,500	$(2,338)	$—	$91,162	$—	$—	$—	$—
Trademark	79,400	(1,985)	—	77,415	—	—	—	—
Referral agreement	37,127	(5,417)	(1,356)	30,354	35,323	(1,890)	(712)	32,721
Technology	7,200	(7,200)	—	—	7,200	(5,500)	—	1,700
Patent licenses	332	(27)	—	305	172	(4)	—	168
Intangible assets, net	$217,559	$(16,967)	$(1,356)	$199,236	$42,695	$(7,394)	$(712)	$34,589

The Company acquired intangible assets valued at $172.9 million in the Reverb acquisition on August 15, 2019. As part of the acquisition, the Company recorded acquired intangible assets for customer relationships and trademark. These are both amortized on a straight-line basis over a period of 15 years. See “Note 5—Business Combinations” for additional information on the acquisition of Reverb.

Etsy, Inc.
Notes to Consolidated Financial Statements

On June 15, 2018, the Company entered into a referral agreement with DaWanda GmbH (“DaWanda”), a privately held Germany-based marketplace for gifts and handmade items. As part of this agreement, DaWanda agreed to encourage its community of buyers and sellers to migrate to the Etsy platform. DaWanda wound down its operations and shut down its site on August 30, 2018. Etsy did not acquire any of DaWanda’s assets, liabilities, or employees as part of this agreement. The Company accounted for the agreement as an asset acquisition and the referral agreement intangible asset is amortized on a straight-line basis over a period of 10 years.
Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $9.6 million, $4.3 million, and $3.4 million, respectively.
The Company did not recognize any intangible asset impairment losses in the years ended December 31, 2019, 2018, and 2017.
Based on amounts recorded at December 31, 2019, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2020	$15,148
2021	15,148
2022	15,148
2023	15,148
2024	15,148
Thereafter	123,496
Total amortization expense	$199,236

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Segment and Geographic Information
The Company has determined it has two operating segments, Etsy and Reverb, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue, (loss) income before income taxes and net income by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$550,257	$422,523	$317,755
International	268,122	181,170	123,476
Revenue	$818,379	$603,693	$441,231

United States (1)(2)	$(23,702)	$7,460	$(43,014)
International	104,348	47,618	75,279
(Loss) income before income taxes	$80,646	$55,078	$32,265

United States	$510	$7,175	$7,029
International	95,384	70,316	74,771
Net income	$95,894	$77,491	$81,800

(1)	The United States loss before income taxes in the year ended December 31, 2019 was primarily driven by a majority of operating expenses being incurred in the United States.

(2)
The United States loss before income taxes in the year ended December 31, 2017 was primarily driven by a foreign exchange loss, interest associated with the build-to-suit lease accounting related to our corporate headquarters, restructuring and other exit costs, and asset impairment charges. See “Note 17—Restructuring and Other Exit Costs (Income)” and “Note 10—Property and Equipment” for additional information on restructuring and other exit costs and asset impairment charges, respectively.

No individual international country’s revenue exceeded 10% of total revenue. All significant long-lived assets are located in the United States.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Fair Value Measurements
The Company has characterized its investments in marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. Investments recorded in the accompanying Consolidated Balance Sheets are categorized based on the inputs to valuation techniques as follows:
Level 1—These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.
Level 2—These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Commercial paper	$—	$5,794	$—	$5,794
Certificate of deposit	—	2,959	—	2,959
Money market funds	228,859	—	—	228,859
	228,859	8,753	—	237,612
Short-term investments:
Commercial paper	—	29,320	—	29,320
Certificate of deposit	—	26,132	—	26,132
Corporate bonds	—	114,202	—	114,202
U.S. Government and agency securities	204,305	—	—	204,305
	204,305	169,654	—	373,959
Funds receivable and seller accounts:
Money market funds	18,168	—	—	18,168
	18,168	—	—	18,168
Long-term investments:
Certificate of deposit	—	4,729	—	4,729
Corporate bonds	—	38,563	—	38,563
U.S. Government and agency securities	46,051	—	—	46,051
	46,051	43,292	—	89,343
	$497,383	$221,699	$—	$719,082

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Commercial paper	$—	$7,775	$—	$7,775
Money market funds	244,856	—	—	244,856
	244,856	7,775	—	252,631
Short-term investments:
Commercial paper	—	147,860	—	147,860
Corporate bonds	—	46,801	—	46,801
U.S. Government and agency securities	62,641	—	—	62,641
	62,641	194,661	—	257,302
Funds receivable and seller accounts:
Money market funds	9,229	—	—	9,229
	9,229	—	—	9,229
	$316,726	$202,436	$—	$519,162

Level 1 instruments include investments in debt securities including money market funds and U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include investments in debt securities, including fixed-income funds consisting of investments in commercial paper, corporate bonds, and certificates of deposit, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
The Company did not have any Level 3 instruments as of December 31, 2019 and December 31, 2018.
See “Note 9—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value include the 2018 Notes and the 2019 Notes (see “Note 13—Debt”). The Company estimates the fair value of the 2018 Notes and 2019 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the 2018 Notes was $310.3 million and $279.1 million as of December 31, 2019 and December 31, 2018, respectively. The estimated fair value of the 2019 Notes was $522.2 million as of December 31, 2019.
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 9—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2019
Cash equivalents:
Commercial paper	$5,794	$—	$—	$5,794
Certificate of deposit	2,958	—	1	2,959
	8,752	—	1	8,753
Short-term investments:
Commercial paper	29,319	(1)	2	29,320
Certificate of deposit	26,129	(3)	6	26,132
Corporate bonds	114,068	(22)	156	114,202
U.S. Government and agency securities	204,246	(8)	67	204,305
	373,762	(34)	231	373,959
Long-term investments:
Certificate of deposit	4,727	—	2	4,729
Corporate bonds	38,582	(35)	16	38,563
U.S. Government and agency securities	46,017	(2)	36	46,051
	89,326	(37)	54	89,343
	$471,840	$(71)	$286	$472,055
December 31, 2018
Cash equivalents:
Commercial paper	$7,775	$—	$—	$7,775
	7,775	—	—	7,775
Short-term investments:
Commercial paper	147,860	—	—	147,860
Corporate bonds	46,836	(35)	—	46,801
U.S. Government and agency securities	62,638	(9)	12	62,641
	257,334	(44)	12	257,302
	$265,109	$(44)	$12	$265,077

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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2019	2018
Computer equipment (1)	3 years	$35,190	$36,670
Furniture and equipment	2 - 4 years	7,999	6,574
Leasehold improvements (2)	Shorter of life of asset or lease term	48,688	10,731
Construction in progress	Not applicable	206	551
Building (2)	25 years	66,650	81,892
Website development and internal-use software (3)	3 - 5 years	106,215	69,201
		264,948	205,619

Less: Accumulated depreciation and amortization		120,084	85,440
		$144,864	$120,179

(1)
Computer equipment includes leased equipment which are accounted for as finance leases since the adoption of ASU 2016-02—Leases in the first quarter of 2019. These leases were previously accounted for as capital leases.

(2)
In 2014 the Company applied build-to-suit accounting treatment to its headquarters lease in Brooklyn, New York. Upon adoption of ASU 2016-02—Leases in the first quarter of 2019, the Company derecognized the existing facility financing obligation and existing building asset for sale-leaseback transactions that currently do not qualify for sale accounting of $60.0 million and $51.1 million, respectively, and $22.1 million was reclassified from building to leasehold improvements and the Company recognized a new ROU asset of $66.7 million for the associated lease. For more information on the adoption of ASU 2016-02—Leases see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies.”

(3)
On August 15, 2019, the Company acquired Reverb in a business combination, including the developed technology which was recognized at fair value. This amount is included in website development and internal-use software and is amortized on a straight-line basis over a period of 3 years.

Depreciation and amortization expense on property and equipment was $38.4 million, $22.4 million, and $23.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, which includes amortization expense for equipment acquired under finance leases of $4.3 million for the year ended December 31, 2019 and under capital leases of $5.9 million and $7.7 million for the years ended December 31, 2018 and 2017, respectively. The gross balance of leased equipment as of December 31, 2019 and 2018 was $30.4 million and $29.7 million, respectively. The related accumulated amortization of equipment under finance leases was $28.5 million at December 31, 2019 and under capital leases was $24.4 million at December 31, 2018.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes capitalized website development and internal-use software activities during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Balance as of the beginning of the period	$69,201	$48,333
Additions to website development	8,687	22,068
Acquisition of developed technology	30,300	—
Less: Retirements	1,973	1,200
	106,215	69,201
Less:
Accumulated amortization balance as of the beginning of the period	38,418	29,991
Amortization Expense	18,737	9,519
Less: Retirements	340	1,092
Accumulated amortization balance as of the end of the period	56,815	38,418
	$49,400	$30,783

For the years ended December 31, 2019, 2018, and 2017, the Company recorded amortization expense relating to capitalized website development and internal-use software of $18.7 million, $9.5 million, and $8.2 million, respectively. The loss on write-off for capitalized website development and internal-use software assets that were retired during the years ended December 31, 2019, 2018, and 2017 was $1.6 million, $0.1 million, and $0.3 million, respectively.
On August 15, 2019, the Company acquired Reverb in a business combination, including the developed technology which was recognized at fair value. As of December 31, 2019, the gross book value and accumulated amortization of the acquired developed technology classified in property and equipment, net was $30.3 million and $3.8 million, respectively. The developed technology is amortized on a straight-line basis over a period of 3 years. Amortization expense from the developed technology of Reverb was $3.8 million for the period ended December 31, 2019 and was recorded in cost of revenue.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 11—Leases
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
The Company entered into financing lease agreements with Dell Financial Services, LLC. (“DFS”) and ePlus Group, Inc. (“ePlus”) for hosting and computer equipment leases. The leases through DFS have a 36-month term, zero interest, and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. The leases through ePlus have a 36-month term, interest rate of 3.71%-6.94%, and are payable in equal monthly installments with a fair market value or a $1 buy-out option at the end of the lease term depending on the equipment.
In calculating the present value of the lease payments, the Company has elected to utilize its estimated incremental borrowing rate based on the remaining lease term and not the original lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The elements of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$5,405
Finance lease cost:
Amortization of right-of-use assets	13,124
Interest on lease liabilities	3,205
Total finance lease cost	16,329
Other lease cost, net (1)	1,149
Total lease cost	$22,883

(1)	Other lease cost, net includes short-term sublease income, short-term lease costs, and variable lease costs, which are immaterial.
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of December 31, 2019
Operating leases:
Other assets	$24,362
Other current liabilities	$4,134
Other liabilities	22,322
Total operating lease liabilities	$26,456

Finance leases:
Property and equipment, net	$59,696
Finance lease obligations—current	$8,275
Finance lease obligations—net of current portion	53,611
Total finance lease liabilities	$61,886

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2019:

As of December 31, 2019
Weighted average remaining lease term:
Operating leases	5.94 years
Finance leases	6.37 years
Weighted average discount rate:
Operating leases	4.26%
Finance leases	4.31%

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(4,889)
Operating cash flows used in finance leases	(3,181)
Finance cash flows used in finance leases	(10,833)

Future minimum lease payments under non-cancelable leases for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$5,152	$10,805
2021	4,928	11,152
2022	4,942	10,677
2023	4,981	10,599
2024	4,298	10,678
Thereafter	5,688	17,037
Total future minimum lease payments	29,989	70,948
Less imputed interest	3,533	9,062
Total	$26,456	$61,886

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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 12—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2019	2018
Sales and use tax payable	$39,250	$12,242
Vendor accruals	25,760	17,817
Accrued bonus	19,561	12,906
Payroll-related liabilities	3,172	2,406
Accrued vacation	602	3,787
Total accrued expenses	$88,345	$49,158

Note 13—Debt
2019 Convertible Debt
In September 2019, the Company issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting the initial purchasers’ discount and offering expenses.
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
The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding June 1, 2026, holders may convert all or a portion of their 2019 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any or all of the 2019 Notes called for redemption by the Company prior to the close of business on the business day immediately preceding June 1, 2026, holders may convert all or any portion of their 2019 Notes at any time prior to the close of business on the second scheduled trading day prior to the redemption date, even if the 2019 Notes are not otherwise convertible at such time; and (4) upon the occurrence of specified corporate events. On and after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances. As of December 31, 2019, the if-converted value of the 2019 Notes was approximately $321.6 million lower than the aggregate principal amount, or $328.4 million.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be repurchased. Holders of 2019 Notes who convert their 2019 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2019 Notes. As of December 31, 2019, none of the conditions permitting the holders of the 2019 Notes to early convert have been met.
The 2019 Notes are general unsecured obligations of the Company. The 2019 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2019 Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 0% Convertible Senior Notes due 2023 (the “2018

Etsy, Inc.
Notes to Consolidated Financial Statements

Notes”); are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
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
The Company capitalized $10.5 million of debt issuance costs in connection with the 2019 Notes. Non-cash interest expense, including amortization of debt issuance costs, related to the 2019 Notes for the year ended December 31, 2019 was $5.6 million. Total unamortized debt issuance costs were $7.8 million as of December 31, 2019.
The estimated fair value of the 2019 Notes was $522.2 million as of December 31, 2019. The estimated fair value of the 2019 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 8—Fair Value Measurements.”
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
2018 Convertible Debt
In March 2018, the Company issued the 2018 Notes, $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023, in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses.

The 2018 Notes are convertible based upon an initial conversion rate of 27.5691 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $36.27 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. The Company will settle any conversions of the 2018 Notes in cash, shares of the Company’s common stock, or a combination thereof, with the form of consideration determined at the Company’s election.

Etsy, Inc.
Notes to Consolidated Financial Statements

The 2018 Notes will mature on March 1, 2023, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or a portion of their 2018 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2018 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any or all of the 2018 Notes called for redemption by the Company prior to the close of business on the business day immediately preceding November 1, 2022, holders may convert all or any portion of their 2018 Notes at any time prior to the close of business on the second scheduled trading day prior to the redemption date, even if the 2018 Notes are not otherwise convertible at such time; (4) upon the occurrence of specified corporate events. On and after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2018 Notes for cash at a price equal to 100% of the principal amount of the 2018 Notes to be repurchased. Holders of 2018 Notes who convert their 2018 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2018 Notes.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2019, holders of the 2018 Notes are not eligible to convert their 2018 Notes during the first quarter of 2020. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of December 31, 2019. As of December 31, 2019, the if-converted value of the 2018 Notes was approximately $76.4 million higher than the aggregate principal amount, or $421.4 million.
The 2018 Notes are general unsecured obligations of the Company. The 2018 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 2019 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the 2018 Notes, the Company separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s own stock, was determined by deducting the fair value of the liability component from the par value of the 2018 Notes. The difference between the principal amount of the 2018 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the 2018 Notes of approximately $72.8 million is included in additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the 2018 Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company capitalized $10.0 million of debt issuance costs in connection with the 2018 Notes. Non-cash interest expense, including amortization of debt issuance costs, related to the 2018 Notes for the year ended December 31, 2019 and 2018 was $15.2 million and $12.2 million, respectively. Total unamortized debt issuance costs related to the 2018 Notes were $5.2 million and $6.7 million as of December 31, 2019 and 2018, respectively.
The estimated fair value of the 2018 Notes was $310.3 million and $279.1 million as of December 31, 2019 and 2018, respectively. The estimated fair value of the 2018 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 8—Fair Value Measurements.”
2018 Capped Call Transactions
The Company used $34.2 million of the net proceeds from the 2018 Notes offering to enter into separate capped call transactions (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The 2018 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2018 Notes upon conversion of the 2018 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the 2018 Capped Call Transactions with such reduction and/or offset subject to a cap. The 2018 Capped Call Transactions have an initial cap price of $52.76 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 8, 2018, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes.
The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the 2018 Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
2019 Credit Agreement
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for the year ended December 31, 2019 was $0.3 million. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.1 million as of December 31, 2019.
At December 31, 2019, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
Note 14—Commitments and Contingencies
Lease Commitments
Finance Leases
The Company adopted ASU 2016-02—Leases (Topic 842) in the first quarter of 2019. Prior to the adoption of this standard, the Company applied build-to-suit accounting treatment to its headquarters lease in Brooklyn, New York and accounted for leased computer equipment as capital leases. The Company now accounts for these as finance leases under the requirements of the standard. For more information on the adoption of ASU 2016-02—Leases see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies.”
In May 2014, the Company entered into a 10-year lease agreement for approximately 199,000 rentable square feet of office space in Brooklyn, New York for the Company’s headquarters, which commenced in 2015. For the year ended December 31, 2019, approximately 172,000 rentable square feet was accounted for as a finance lease and approximately 53,000 rentable square feet located in an adjacent building was accounted for as an operating lease. In connection with the lease agreement, the Company established a $5.3 million collateral account, reflected in the restricted cash balance on the Consolidated Balance Sheets.
The Company entered into a credit agreement with Dell Financial Services, LLC. (“DFS”) on February 17, 2016, which provided the Company with a credit line of up to $6.0 million for hosting equipment leases (the “DFS Line”), which was increased to $9.0 million during 2017. This credit line was reduced to $6.0 million in 2019. The DFS Line allows the Company to lease hosting equipment from DFS. The leases have a 36-month term, zero interest and are payable in equal monthly installments with a buy-out option of $1 at the end of the lease term. As of December 31, 2019, the Company has lease obligations of approximately $0.8 million related to leased hosting equipment using the previously active DFS Line.
The Company entered into a credit agreement with ePlus Group, Inc. (“ePlus”) on January 3, 2014, which provided the Company with a credit line of up to $8.0 million for computer equipment leases (the “ePlus Line”), which was increased to $18.0 million during 2015. The ePlus Line allows the Company to order equipment from any approved vendor. ePlus purchases the equipment on behalf of the Company and leases it back to the Company. The leases have a 36-month term, interest rate of 3.71-6.94% and are payable in equal monthly installments with a fair market value or a $1 buy-out option at the end of the lease term depending on the equipment. As of December 31, 2019, the Company has lease obligations of approximately $2.0 million related to leased computer equipment using the ePlus Line.
For the years ended December 31, 2019, 2018, and 2017, the accompanying Consolidated Statement of Operations includes charges of approximately $0.5 million, $1.0 million, and $1.6 million for interest expense, respectively, related to the equipment leased using the DFS and ePlus Lines.

Etsy, Inc.
Notes to Consolidated Financial Statements

Operating Leases
The Company did not enter into any material operating leases or extensions in 2019, 2018, or 2017. Rent expense for the Company’s operating leases is recognized over the term of each respective lease on a straight-line basis. In addition, the Company leases other office facilities under shorter terms and cancelable leases.
Total rent expense for the years ended December 31, 2019, 2018, and 2017 was $5.4 million, $3.8 million, and $4.1 million, respectively.
Purchase Obligations
The Company has $97.7 million of non-cancelable contractual commitments as of December 31, 2019, primarily related to cloud computing, as well as other support services. These commitments are due within four years. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2019 (in thousands):

Purchase Obligations
Periods ending
2020	$34,153
2021	30,735
2022	32,122
2023	700
2024	—
Thereafter	—
Total purchase obligations	$97,710

Long-Term Debt
In September 2019, the Company issued the 2019 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased. In March 2018, the Company issued the 2018 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The 2018 Notes will mature on March 1, 2023, unless earlier converted or repurchased, and there are no contractual payments required until maturity. For more information on the 2019 and 2018 Notes, see “Note 13—Debt.”
Non-Income Tax Contingencies
The Company had reserves of $7.2 million and $0.9 million at December 31, 2019 and 2018, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The 2019 reserve includes $4.8 million due to the acquisition of Reverb, which is wholly offset by an indemnification asset of $3.7 million and a deferred tax asset of $1.1 million. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s business.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 15—Stockholders’ Equity
At December 31, 2019 and 2018, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2019 and 2018 there were 25,000,000 shares of preferred stock authorized.
Common Stock
At December 31, 2019 and 2018 there were 118,342,772 and 119,771,702 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the Board of Directors. No dividends have been declared through December 31, 2019. The common stock has a $0.001 par value.
Convertible Preferred Stock
Upon the closing of the IPO on April 21, 2015, all outstanding shares of convertible preferred stock were converted into 53,448,243 shares of common stock. As of December 31, 2019, 2018, and 2017, there was no convertible preferred stock outstanding.
Share Repurchases
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
Under the stock repurchase programs, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. In addition, open market repurchases of common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s cumulative share repurchase activity of the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units and excluding the concurrent stock repurchase with the pricing of the 2019 Notes (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
New Authorization on November 17, 2017 of $100 million	—	$—	$—	$100,000
Repurchases of common stock for the three months ended:
December 31, 2017	586,231	17.57	10,301	(10,301)
Balance as of December 31, 2017	586,231	17.57	10,301	89,699
Repurchases of common stock for the three months ended:
March 31, 2018	2,807,393	24.43	68,586	(68,586)
June 30, 2018	722,941	29.15	21,113	(21,113)
September 30, 2018	—	—	—	—
New Authorization on November 1, 2018 of $200 million	—	—	—	200,000
Repurchases of common stock for the three months ended:
December 31, 2018	916,083	49.11	45,000	(45,000)
Balance as of December 31, 2018	5,032,648	28.80	145,000	155,000
Repurchases of common stock for the three months ended:
March 31, 2019	532,412	51.64	27,500	(27,500)
June 30, 2019	—	—	—	—
September 30, 2019	50,721	55.16	2,798	(2,798)
December 31, 2019	425,078	52.21	22,202	(22,202)
Balance as of December 31, 2019	6,040,859	$32.68	$197,500	$102,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources and all repurchased shares of common stock have been retired.
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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance cash awards to employees, directors, and consultants. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. The Board of Directors approved an increase of 5,917,139, 2,395,434, and 6,088,461 shares available for issuance under the 2015 Plan as of January 2, 2020, January 2, 2019, and January 2, 2018, respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. The number of shares of the Company’s common stock initially reserved for issuance under the 2015 Plan equaled the sum of 14,100,000 shares plus up to 12,653,075 shares

Etsy, Inc.
Notes to Consolidated Financial Statements

reserved for issuance or subject to outstanding awards under the 2006 Stock Plan. At December 31, 2019, 31,831,808 shares were authorized under the 2015 Plan and 20,494,369 shares were available for future grant.
In the year ended December 31, 2019, the Company granted nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date. In general, options granted to newly-hired employees prior to July 2018 vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, RSUs granted to newly-hired employees prior to July 2018 vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who received an additional grant prior to March 2018, options vest ratably each month over a 48-month period. In general, for current employees who received an additional grant prior to March 2018, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant. The Company recognizes forfeitures as they occur.
Beginning in July 2018, in general, for newly-hired employees, both options and RSUs vest 25% after the first year of service and ratably each six-month period over a four-year period following the vesting commencement date, which is the first day of the month following the date of grant. Beginning in March 2018, in general, for current employees who receive an additional grant, both options and RSUs vest ratably each six-month period over a four-year period following the vesting commencement date.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the inputs below. Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company’s enterprise value, and other factors deemed relevant in estimating the fair value of its common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant for time periods that approximate the expected life of the option awards. Expected volatilities are based on implied volatilities from Etsy and market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq (rounded to the nearest hundredth) for the 30 trading days immediately prior to and including the date of grant. The requisite service period for stock options and RSUs is generally four years from the date of grant.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Year Ended December 31,
	2019	2018	2017
Volatility	39.1% - 39.5%	38.6% - 47.8%	41.7% - 44.2%
Risk-free interest rate	1.6% - 2.5%	2.6% - 2.9%	1.9% - 2.2%
Expected term (in years)	5.5 - 6.2	5.5 - 6.3	5.5 - 6.3
Dividend rate	—%	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company’s options (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,339,567	$7.89	6.64	$43,613
Granted	5,887,183	11.04
Exercised	(5,760,263)	5.87
Forfeited/Canceled	(1,518,548)	11.36
Outstanding at December 31, 2017	7,947,939	11.02	7.93	74,996
Granted	797,201	29.87
Exercised	(1,588,779)	11.49
Forfeited/Canceled	(265,367)	15.68
Outstanding at December 31, 2018	6,890,994	12.91	7.94	239,177
Granted	462,563	64.29
Exercised	(840,835)	11.64
Forfeited/Canceled	(217,803)	30.11
Outstanding at December 31, 2019	6,294,919	16.26	7.24	185,900
Total exercisable at December 31, 2019	3,835,279	12.30	6.88	123,671

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of options granted	$26.75	$13.33	$4.85
Intrinsic value of options exercised	42,758	34,268	52,693
Fair value of awards vested	41,997	32,717	19,826

The total unrecognized compensation expense at December 31, 2019 was $22.6 million, which will be recognized over a weighted-average period of 2.47 years.
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2016	3,135,181	$10.70
Granted	2,360,315	12.17
Vested	(1,072,321)	10.44
Forfeited/Canceled	(1,348,928)	10.56
Unvested at December 31, 2017	3,074,247	11.98
Granted	2,448,169	28.22
Vested	(1,496,906)	13.80
Forfeited/Canceled	(545,142)	18.47
Unvested at December 31, 2018	3,480,368	22.87
Granted	1,464,785	61.92
Vested	(1,392,295)	22.67
Forfeited/Canceled	(592,445)	31.25
Unvested at December 31, 2019	2,960,413	40.61

The total unrecognized compensation at December 31, 2019 was $107.4 million, which will be recognized over a weighted-average period of 2.98 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$5,787	$3,357	$1,739
Marketing	3,774	2,507	1,933
Product development	21,085	21,234	8,274
General and administrative	13,749	11,133	14,613
Total stock-based compensation expense	$44,395	$38,231	$26,559

The total stock-based compensation expense in the years ended December 31, 2019, 2018, and 2017 includes $1.3 million, $3.8 million, and $3.9 million, in acquisition-related stock-based compensation expense, respectively.
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
The following table displays restructuring and other exit costs (income) recorded related to the Actions and a rollforward of the charges to the accrued expenses balance as of December 31, 2019 (in thousands):

	Severance Charge	Stock-Based Compensation	Other Exit Costs	Total
Balance, December 31, 2016	$—	$—	$—	$—
Total restructuring and other exit costs	10,204	2,701	992	13,897
Costs charged against equity/assets	—	(2,701)	(286)	(2,987)
Cash payments	(8,896)	—	(672)	(9,568)
Balance, December 31, 2017	1,308	—	34	1,342
Total restructuring and other exit income	(244)	—	(5)	(249)
Cash payments	(1,064)	—	(29)	(1,093)
Balance, December 31, 2018	—	—	—	—
Balance, December 31, 2019	$—	$—	$—	$—

Etsy, Inc.
Notes to Consolidated Financial Statements

Total restructuring and other exit costs (income) included in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$—	$(19)	$738
Marketing	—	(82)	2,950
Product development	—	(110)	3,232
General and administrative	—	(38)	6,977
Total restructuring and other exit costs (income)	$—	$(249)	$13,897

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Management has excluded Reverb Holdings Inc. (“Reverb”) from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company on August 15, 2019. Reverb is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, dated as of July 21, 2019	8-K	001-36911	2.1	7/22/2019
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	001-36911	4.1	3/14/2018
4.2	Form of Global Note, representing Etsy Inc.’s 0% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	3/14/2018
4.3	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.4	Form of Global Note, representing Etsy, Inc.’s 0.0125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-36911	4.2	9/23/2019
4.5	Form of Confirmation for Called Call Transaction	8-K	001-36911	99.2	9/23/2019
4.6	Description of Securities					X
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019

10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.6*	Letter Agreement between Etsy, Inc. and Josh Silverman, dated May 2, 2017	10-Q	001-36911	10.1	8/7/2017
10.7*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.7.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8*	Employment offer letter between Etsy, Inc. and Michael Fisher, dated July 27, 2017	10-K	001-36911	10.11	3/1/2018
10.9*	Employment offer letter between Etsy, Inc. and Jill Simeone, dated January 6, 2017	10-K	001-36911	10.12	3/1/2018
10.10*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.11*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.11.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.12*	Amended and Restated Compensation Program for Non-Employee Directors, effective January 1, 2018	10-K	001-36911	10.19.3	3/1/2018
10.12.1*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 18, 2020					X
10.13	Credit Agreement, dated as of February 25, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto.	10-Q	001-36911	10.1	5/9/2019
10.13.1	Waiver to Credit Agreement, dated as of September 18, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	10/31/2019
10.14	Purchase Agreement, dated September 18, 2019 by and among Etsy, Inc. and J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-36911	99.1	9/23/2019
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’	X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, formatted in inline XBRL.**

*	Indicates a management contract or compensatory plan.

†
These certifications are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Etsy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

**	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETSY, INC.
Date: February 26, 2020	/s/ Rachel Glaser
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

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2020
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
/s/ Fred Wilson Fred Wilson	Chair	February 26, 2020
/s/ Gary Briggs Gary Briggs	Director	February 26, 2020
/s/ M. Michele Burns M. Michele Burns	Director	February 26, 2020
/s/ Edith Cooper Edith Cooper	Director	February 26, 2020
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 26, 2020
/s/ Melissa Reiff Melissa Reiff	Director	February 26, 2020
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 26, 2020