Form 10-Q
period 2020-03-31
ETSY INC
filed 2020-05-07
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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

The number of shares of common stock outstanding as of May 4, 2020 was 118,677,964.

Etsy, Inc.
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” and “mobile GMS.”

Etsy has used, and intends to continue using, its investor relations website and the Etsy News Blog (blog.etsy.com/news) to disclose material non-public information and to comply with its disclosure obligations under Regulation FD. Accordingly, you should monitor our investor relations website and the Etsy News Blog in addition to following our press releases, SEC filings, and public conference calls and webcasts.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the impact of our strategy, marketing and product investments on future gross merchandise sales (“GMS”) and revenue growth, the impact of our “Right to Win” strategy and levers for growth, the impact of ongoing settlement of intercompany balances on future foreign exchange rate volatility, our free shipping initiative, and our new Offsite Ads service on our future financial performance, and the uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows and changes in overall level of consumer spending and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Quarterly Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks.
Forward-looking statements represent our beliefs and assumptions only as of the date of this Quarterly Report. We disclaim any obligation to update forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$442,354	$443,293
Short-term investments	361,640	373,959
Accounts receivable, net of expected credit losses of $6,734 and $5,033 as of March 31, 2020 and December 31, 2019, respectively	11,712	15,386
Prepaid and other current assets	36,074	38,614
Funds receivable and seller accounts	55,172	49,786
Total current assets	906,952	921,038
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $131,114 and $120,084 as of March 31, 2020 and December 31, 2019, respectively	134,519	144,864
Goodwill	138,305	138,731
Intangible assets, net of accumulated amortization of $13,377 and $16,911 as of March 31, 2020 and December 31, 2019, respectively	194,874	199,236
Deferred tax assets	15,232	14,257
Long-term investments	94,080	89,343
Other assets	28,339	29,542
Total assets	$1,517,642	$1,542,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,557	$26,324
Accrued expenses	68,885	88,345
Finance lease obligations—current	8,000	8,275
Funds payable and amounts due to sellers	55,172	49,786
Deferred revenue	8,250	7,617
Other current liabilities	7,985	8,181
Total current liabilities	158,849	188,528
Finance lease obligations—net of current portion	51,458	53,611
Deferred tax liabilities	63,126	64,497
Long-term debt, net	794,129	785,126
Other liabilities	43,233	43,956
Total liabilities	1,110,795	1,135,718
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 118,376,782 and 118,342,772 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	118	119
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2020 and December 31, 2019)	—	—
Additional paid-in capital	657,311	642,628
Accumulated deficit	(239,883)	(227,414)
Accumulated other comprehensive loss	(10,699)	(8,699)
Total stockholders’ equity	406,847	406,634
Total liabilities and stockholders’ equity	$1,517,642	$1,542,352
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$228,055	$169,339
Cost of revenue	82,416	52,658
Gross profit	145,639	116,681
Operating expenses:
Marketing	48,505	35,444
Product development	37,782	24,947
General and administrative	33,987	24,647
Total operating expenses	120,274	85,038
Income from operations	25,365	31,643
Other (expense) income:
Interest expense	(9,967)	(4,653)
Interest and other income	3,613	3,385
Foreign exchange (loss) gain	(9,318)	1,062
Total other expense	(15,672)	(206)
Income before income taxes	9,693	31,437
Benefit for income taxes	2,829	142
Net income	$12,522	$31,579
Net income per share attributable to common stockholders:
Basic	$0.11	$0.26
Diluted	$0.10	$0.24
Weighted-average common shares outstanding:
Basic	118,138,186	119,679,149
Diluted	123,119,053	130,237,875
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$12,522	$31,579
Other comprehensive loss:
Cumulative translation adjustment	(2,671)	(1,061)
Unrealized gains on marketable securities, net of tax expense of $205 and $0, respectively	671	99
Total other comprehensive loss	(2,000)	(962)
Comprehensive income	$10,522	$30,617
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
Stock-based compensation	—	—	13,985	—	—	13,985
Exercise of vested options	447,886	—	4,896	—	—	4,896
Vesting of restricted stock units, net of shares withheld	129,230	—	(4,198)	—	—	(4,198)
Stock repurchase	(543,106)	(1)	—	(24,991)	—	(24,992)
Other comprehensive loss	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	12,522	—	12,522
Balance as of March 31, 2020	118,376,782	$118	$657,311	$(239,883)	$(10,699)	$406,847

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	8,616	—	—	8,616
Exercise of vested options	534,693	1	5,929	—	—	5,930
Vesting of restricted stock units, net of shares withheld	159,403	—	(5,672)	—	—	(5,672)
Stock repurchase	(532,412)	(1)	—	(27,491)	—	(27,492)
Other comprehensive loss	—	—	—	—	(962)	(962)
Net income	—	—	—	31,579	—	31,579
Balance as of March 31, 2019	119,933,386	$120	$570,906	$(142,238)	$(8,775)	$420,013

 The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$12,522	$31,579
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,811	8,082
Depreciation and amortization expense	15,163	10,142
Bad debt expense	3,684	1,182
Foreign exchange loss (gain)	8,157	(171)
Non-cash interest expense	8,570	3,376
Deferred income taxes	(2,829)	(142)
Other non-cash expense (income), net	530	(448)
Changes in operating assets and liabilities:
Current assets	(2,784)	(48,293)
Non-current assets	915	1,008
Current liabilities	(27,235)	25,815
Non-current liabilities	(840)	(672)
Net cash provided by operating activities	29,664	31,458
Cash flows from investing activities
Purchases of property and equipment	(567)	(683)
Development of internal-use software	(1,261)	(3,390)
Purchases of marketable securities	(101,501)	(158,883)
Sales of marketable securities	109,422	140,952
Net cash provided by (used in) investing activities	6,093	(22,004)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(4,198)	(5,672)
Repurchase of stock	(24,992)	(27,492)
Proceeds from exercise of stock options	4,896	5,930
Payment of debt issuance costs	(14)	(1,192)
Payments on finance lease obligations	(2,566)	(2,745)
Other financing, net	(5,804)	1,864
Net cash used in financing activities	(32,678)	(29,307)
Effect of exchange rate changes on cash	(4,018)	(1,458)
Net decrease in cash, cash equivalents, and restricted cash	(939)	(21,311)
Cash, cash equivalents, and restricted cash at beginning of period	448,634	372,326
Cash, cash equivalents, and restricted cash at end of period	$447,695	$351,015

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$174	$534
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$65	$1,180
Additions to intangible assets included in other current liabilities	$—	$1,348
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$135	$202
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2020	2019
Beginning balance:
Cash and cash equivalents	$443,293	$366,985
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$448,634	$372,326

Ending balance:
Cash and cash equivalents	$442,354	$345,674
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$447,695	$351,015
The accompanying notes are an integral part of these Consolidated Financial Statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our primary marketplace, Etsy.com, is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction and listing fees, payments processing fees, advertising services, and shipping label sales.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information and Use of Estimates
The accompanying Consolidated Balance Sheet as of March 31, 2020, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual Consolidated Financial Statements except for new accounting standards adopted as disclosed below, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019.
The future effects of the COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position are unclear. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions in preparing the Consolidated Financial Statements. The accounting estimates that require management’s most subjective judgments include: leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods and evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; stock-based compensation; fair value of financial instruments; and provision for expected credit losses. Actual results could differ from these estimates and assumptions. The results for these interim periods are not necessarily indicative of the results to be anticipated for the full annual period or any future period due to seasonal and other factors. The financial data and the other information disclosed in the Notes to the interim financial statements related to the quarters ended March 31, 2020 and 2019 and as of March 31, 2020 are unaudited. These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020 (the “Annual Report”).
There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report other than those adopted in the quarter ended March 31, 2020 as disclosed below in Recently Adopted Accounting Pronouncements.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this standard in the first quarter of 2020, effective as of January 1, 2020, on a prospective basis. The effect of this standard was not material to the Company’s Consolidated Financial Statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard January 1, 2020 on a prospective basis. The effect of this standard was not material to the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, including accounts receivable and funds receivable and seller accounts, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The Company adopted this standard January 1, 2020 using a modified retrospective transition method. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements on the date of its adoption.
For the three months ended March 31, 2020, our assessment of the provision for expected credit losses considered market disruptions caused by COVID-19 and estimates of expected and emerging credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a significant impact on our provision for credit losses in future periods.
Accounts Receivable: This standard requires the Company to consider forward-looking information to estimate expected credit losses in addition to its previous policy of determining the allowance by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of sellers on its platform.
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

As of March 31, 2020
Balance as of the beginning of period	$5,033
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—
Provision for expected credit losses	3,684
Amounts written off charged against the allowance	(1,983)
Balance as of the end of period	$6,734

Available-For-Sale Debt Securities: The Company’s investment portfolio at any point in time contains investments in U.S. Government and agency securities, corporate bonds, commercial paper, certificates of deposit, cash deposits, and money market funds. The Company's investment policy is to invest in high quality, investment grade securities from diverse issuers with credit ratings higher than BBB. In accordance with its investment policy, the Company’s investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. Government agency securities. The potential of credit losses for the remainder of the portfolio of available-for-sale debt securities is mitigated by the high quality nature of the investments. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. As of March 31, 2020, the Company did not recognize any year-to-date credit loss related to available-for-sale debt securities. The Company evaluates fair values for each individual security in the investment portfolio. See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketplace revenue	$155,921	$127,168
Services revenue	72,134	42,171
Revenue	$228,055	$169,339

Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2020 that was included in the deferred balance at January 1, 2020 was $7.3 million.
Note 3—Income Taxes
The Company’s provision or benefit from income taxes in interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The estimate of the annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.
The Company’s quarterly tax provision, and its quarterly estimate of the annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting its income or loss before tax and the mix of jurisdictions to which they relate, taxable income or loss in each jurisdiction, changes in its stock price, audit-related developments, acquisitions, changes in its deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of income or loss before tax. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when income before tax is lower.
For the three months ended March 31, 2020 the Company’s effective income tax rate was (29.2)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based payments, a benefit related to research and development tax credit and the impact from foreign operations that are subject to lower tax rates, partially offset by additional U.S. taxes on foreign earnings.
Although management believes its tax positions and related provisions reflected in the Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $0.2 million in the three months ended March 31, 2020, from $19.9 million at December 31, 2019 to $20.1 million at March 31, 2020. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $19.6 million at March 31, 2020. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax (benefit)/expense for the three months ended March 31, 2020 was nil, and the total amount accrued as of March 31, 2020 remained flat at $0.2 million from December 31, 2019.
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$12,522	$31,579
Net income allocated to participating securities under the two-class method	—	(15)
Net income attributable to common stockholders—basic	12,522	31,564
Dilutive effect of net income allocated to participating securities under the two-class method	—	15
Net income attributable to common stockholders—diluted	$12,522	$31,579

Denominator:
Weighted-average common shares outstanding—basic (1)	118,138,186	119,679,149
Dilutive effect of assumed conversion of options to purchase common stock	4,000,177	4,849,246
Dilutive effect of assumed conversion of restricted stock units	980,690	1,970,865
Dilutive effect of assumed conversion of convertible debt (2)	—	3,720,694
Dilutive effect of assumed conversion of restricted stock from acquisition	—	17,921
Weighted-average common shares outstanding—diluted	123,119,053	130,237,875

Net income per share attributable to common stockholders—basic	$0.11	$0.26
Net income per share attributable to common stockholders—diluted	$0.10	$0.24

(1)	23,759 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the three months ended March 31, 2019.

(2)
Since the Company expects to settle in cash the principal outstanding under the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), it uses the treasury stock method when calculating the potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The Company uses the if-converted method when calculating the dilutive effect of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) for the three months ended March 31, 2020 and used the treasury stock method for the three months ended March 31, 2019. See “Note 9—Debt” for more information on the 2019 Notes and the 2018 Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Stock options	624,906	111,444
Restricted stock units	1,144,169	174,681
Convertible senior notes	16,924,593	—
Total anti-dilutive securities	18,693,668	286,125

Note 5—Business Combinations

On August 15, 2019, the Company acquired all of the outstanding capital stock of Reverb, a leading online marketplace dedicated to buying and selling new, used, and vintage musical instruments. The acquisition enables the Company to expand into a new vertical with a company that has a similar strategy and business model. The total cash consideration paid was $270.4 million, net of cash acquired.

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

The Company has finalized the valuation of assets acquired and liabilities assumed for the acquisition of Reverb as of December 31, 2019.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Reverb as of August 15, 2019 (the date of acquisition) (in thousands):

Final Fair Value as Adjusted
Short-term investments	$1,028
Other current assets (1)	2,902
Funds receivable and seller accounts	5,578
Property and equipment other	1,543
Developed technology	30,300
Trademark	79,400
Customer relationships	93,500
Goodwill	101,703
Other assets (1)	6,743
Other net working capital	(208)
Funds payable and amounts due to sellers	(5,578)
Other current liabilities (1)	(3,684)
Other liabilities (1)	(7,333)
Deferred tax liability, net (1)	(35,485)
Total purchase price	$270,409

(1)
Other current liabilities and other liabilities are primarily related to non-income tax related contingency reserves, which are wholly offset by an indemnification asset of $5.5 million and a deferred tax asset.

Etsy, Inc.
Notes to Consolidated Financial Statements

Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $0.7 million for the three months ended March 31, 2020. They primarily related to non-recurring employee-related costs associated with the acquisition.
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018 (in thousands):

Three Months Ended March 31, 2019
Revenue	$181,159
Net income	28,017

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$300,279	$—	$—	$300,279
Commercial paper	—	6,291	—	6,291
	300,279	6,291	—	306,570
Short-term investments:
Commercial paper	—	26,079	—	26,079
Certificates of deposit	—	23,933	—	23,933
Corporate bonds	—	110,948	—	110,948
U.S. Government and agency securities	200,680	—	—	200,680
	200,680	160,960	—	361,640
Funds receivable and seller accounts:
Money market funds	19,783	—	—	19,783
	19,783	—	—	19,783
Long-term investments:
Certificate of deposit	—	2,001	—	2,001
Corporate bonds	—	16,633	—	16,633
U.S. Government and agency securities	75,446	—	—	75,446
	75,446	18,634	—	94,080
	$596,188	$185,885	$—	$782,073

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$228,859	$—	$—	$228,859
Certificate of deposit	—	2,959	—	2,959
Commercial paper	—	5,794	—	5,794
	228,859	8,753	—	237,612
Short-term investments:
Commercial paper	—	29,320	—	29,320
Certificate of deposit	—	26,132	—	26,132
Corporate bonds	—	114,202	—	114,202
U.S. Government and agency securities	204,305	—	—	204,305
	204,305	169,654	—	373,959
Funds receivable and seller accounts:
Money market funds	18,168	—	—	18,168
	18,168	—	—	18,168
Long-term investments:
Certificate of deposit	—	4,729	—	4,729
Corporate bonds	—	38,563	—	38,563
U.S. Government and agency securities	46,051	—	—	46,051
	46,051	43,292	—	89,343
	$497,383	$221,699	$—	$719,082

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
The Company did not have any Level 3 instruments as of March 31, 2020 and December 31, 2019.

The Company evaluates fair value for each individual security in the investment portfolio.
See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Disclosure of Fair Values

The Company’s financial instruments that are not remeasured at fair value include the 2018 Notes and 2019 Notes (see “Note 9—Debt”). The Company estimates the fair value of the 2018 Notes and 2019 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the 2018 Notes was $289.6 million and $310.3 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 2019 Notes was $442.7 million and $522.2 million as of March 31, 2020 and December 31, 2019, respectively.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
March 31, 2020
Cash equivalents:
Commercial paper	$6,292	$(2)	$1	$6,291
	6,292	(2)	1	6,291
Short-term investments:
Commercial paper	26,059	(12)	32	26,079
Certificates of deposit	23,913	(25)	45	23,933
Corporate bonds	111,362	(439)	25	110,948
U.S. Government and agency securities	199,228	—	1,452	200,680
	360,562	(476)	1,554	361,640
Long-term investments:
Certificate of deposit	2,044	(43)	—	2,001
Corporate bonds	17,028	(397)	2	16,633
U.S. Government and agency securities	74,997	(12)	461	75,446
	94,069	(452)	463	94,080
	$460,923	$(930)	$2,018	$462,011
December 31, 2019
Cash equivalents:
Commercial paper	$5,794	$—	$—	$5,794
Certificate of deposit	2,958	—	1	2,959
	8,752	—	1	8,753
Short-term investments:
Commercial paper	29,319	(1)	2	29,320
Certificates of deposit	26,129	(3)	6	26,132
Corporate bonds	114,068	(22)	156	114,202
U.S. Government and agency securities	204,246	(8)	67	204,305
	373,762	(34)	231	373,959
Long-term investments:
Certificate of deposit	4,727	—	2	4,729
Corporate bonds	38,582	(35)	16	38,563
U.S. Government and agency securities	46,017	(2)	36	46,051
	89,326	(37)	54	89,343
	$471,840	$(71)	$286	$472,055

All investments in an unrealized loss position are in an unrealized loss position for less than 12 months as of March 31, 2020. See “Note 6—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2020	As of December 31, 2019
Sales and use tax payable	$29,289	$39,250
Vendor accruals	24,452	25,760
Payroll-related liabilities	8,935	3,774
Accrued bonus	6,209	19,561
Total accrued expenses	$68,885	$88,345

Note 9—Debt
2019 Convertible Debt
In September 2019, the Company issued $650.0 million aggregate principal amount of the 2019 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting the initial purchasers’ discount and offering expenses. The equity component of the 2019 Notes is approximately $154.0 million and is included in additional paid-in capital in the Consolidated Balance Sheets. The Company used $76.2 million of the net proceeds from the 2019 Notes offering to enter into separate capped call transactions (“2019 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2020, holders of the 2019 Notes are not eligible to convert their 2019 Notes during the second quarter of 2020. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of March 31, 2020. As of March 31, 2020, the if-converted value of the 2019 Notes was approximately $365.1 million lower than the aggregate principal amount, or $284.9 million.
The 2019 Notes are general unsecured obligations of the Company. The 2019 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2019 Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 2018 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
The Company capitalized $10.5 million of debt issuance costs in connection with the 2019 Notes. Non-cash interest expense, including amortization of debt issuance costs, related to the 2019 Notes for the three months ended March 31, 2020 was $5.3 million. Total unamortized debt issuance costs were $7.5 million and $7.8 million as of March 31, 2020 and December 31, 2019, respectively.
The estimated fair value of the 2019 Notes was $442.7 million and $522.2 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 2019 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of March 31, 2020, there were no other material changes related to the 2019 Notes and 2019 Capped Call Transactions compared to that disclosed in the Annual Report.
2018 Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of the 2018 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses. The equity component of the 2018 Notes is

Etsy, Inc.
Notes to Consolidated Financial Statements

approximately $72.8 million and is included in additional paid-in capital in the Consolidated Balance Sheets. The Company used $34.2 million of the net proceeds from the 2018 Notes offering to enter into separate capped call transactions (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2020, holders of the 2018 Notes are not eligible to convert their 2018 Notes during the second quarter of 2020. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of March 31, 2020. As of March 31, 2020, the if-converted value of the 2018 Notes was approximately $20.6 million higher than the aggregate principal amount, or $365.6 million.
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
The Company capitalized $10.0 million of debt issuance costs in connection with the 2018 Notes. Non-cash interest expense, including amortization of debt issuance costs, related to the 2018 Notes for the three months ended March 31, 2020 and 2019 was $3.9 million and $3.7 million, respectively. Total unamortized debt issuance costs related to the 2018 Notes were $4.8 million and $5.2 million as of March 31, 2020 and December 31, 2019, respectively.
The estimated fair value of the 2018 Notes was $289.6 million and $310.3 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 2018 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of March 31, 2020, there were no other material changes related to the 2018 Notes and 2018 Capped Call Transactions compared to that disclosed in the Annual Report.
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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for the three months ended March 31, 2020 was $0.1 million. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.1 million as of both March 31, 2020 and December 31, 2019.
At March 31, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 10—Commitments and Contingencies
Legal Proceedings
From time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation, regardless of their success, could have an adverse effect on the Company’s results of operations, cash flows, or business and financial condition in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business.
Note 11—Stockholders’ Equity
In November 2018, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $200 million of its common stock. The program does not have a time limit and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with Etsy’s working capital requirements, general business conditions, and other factors.
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
The following table summarizes the Company’s cumulative share repurchase activity of the program noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2019	1,924,294	$50.65	$97,500	$102,500
Repurchases of common stock for the three months ended:
March 31, 2020	543,106	46.02	25,000	(25,000)
Balance as of Balance as of March 31, 2020	2,467,400	$49.63	$122,500	$77,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources and all repurchased shares of common stock have been retired. In light of the macroeconomic situation related to COVID-19, our Board of Directors has decided to temporarily pause share repurchases.
Note 12—Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted stock options and RSUs under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 5,917,139 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2020. At March 31, 2020, 31,831,808 shares were authorized under the 2015 Plan and 24,638,778 shares were available for future grant.

Etsy, Inc.
Notes to Consolidated Financial Statements

The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Volatility	39.5%	39.5%
Risk-free interest rate	0.6% - 1.7%	2.5%
Expected term (in years)	6.15	6.15
Dividend rate	—%	—%

The following table summarizes the activity for the Company’s options during the three months ended March 31, 2020 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,294,919	$16.26
Granted	590,601	42.56
Exercised	(447,886)	10.93
Forfeited/Canceled	(535)	69.89
Outstanding at March 31, 2020	6,437,099	19.04	7.40	$139,464
Total exercisable at March 31, 2020	3,708,091	12.38	6.86	97,817

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Weighted-average grant date fair value of options granted	$16.68	$29.55
Intrinsic value of options exercised	20,425	28,523
Fair value of awards vested	7,385	6,083

The total unrecognized compensation expense at March 31, 2020 related to the Company’s options was $28.5 million, which will be recognized over an estimated weighted-average amortization period of 2.88 years.
The following table summarizes the activity for the Company’s unvested RSUs during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	2,960,413	$40.61
Granted	1,348,762	43.01
Vested	(218,793)	26.55
Forfeited/Canceled	(76,535)	40.21
Unvested at March 31, 2020	4,013,847	42.18

The total unrecognized compensation expense at March 31, 2020 related to the Company’s unvested RSUs was $150.2 million, which will be recognized over an estimated weighted-average amortization period of 3.25 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,620	$1,099
Marketing	1,224	631
Product development	6,801	3,520
General and administrative	4,166	2,832
Stock-based compensation expense	$13,811	$8,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020. This discussion, particularly information with respect to our outlook, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the “Risk Factors” section. For more information regarding key factors affecting our performance, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report on Form 10-K, which we incorporate by reference. The forward-looking information and preliminary information relating to our results for the quarter ended March 31, 2020 provided on our April 2, 2020 Business Update call has been updated and superceded by the information contained in this quarterly report and in our earnings release dated May 6, 2020.
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
We are focused on attracting potential buyers to the Etsy marketplace for those “special” purchase occasions that happen throughout the year, and for everyday items that have meaning. We are deepening engagement with our existing buyers by inspiring purchases across our many retail categories and special occasions. Special purchases for use in the everyday include handmade or vintage unique clothing, accessories, household items, or furniture that the buyer wants to reflect her sense of style. Special purchase occasions can occur many times throughout the year and include shopping for special occasions that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else.
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
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale, completing transactions between a buyer and a seller, and using our payments services to process payments, including foreign currency transactions. Marketplace revenue also includes revenue generated through our commercial partnerships.
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include advertising services, which allow sellers to pay for prominent placement of their listings in search results; and shipping labels, which allow sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
Our strategy is focused on growing the Etsy marketplace in our six core geographies and building a sustainable competitive advantage around four elements of our business that we believe differentiate us from our competitors, or what we call our “Right to Win.” The foundation of Etsy’s competitive advantage is our collection of our sellers’ unique items, which, we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. Our investments in product, marketing, and talent will be focused on capitalizing on these four elements of our business. Ultimately, the goal of our long-term strategy is to drive more new buyers to the website, give existing buyers reasons to come back more often, encourage buyers to spend more per order, and fuel success for our sellers. We see a number of similarities between the levers of growth for the Etsy and Reverb marketplaces, including improving search and discovery, making selling and buying easier, and building a global brand and user community.
While current macroeconomic conditions have had a dramatic effect on the global economy and on our business, our experience thus far has reaffirmed the appropriateness of our long-term strategy and has only strengthened our commitment to it.
First Quarter 2020 Highlights
The impacts of COVID-19 on the global economy and on our business continue to evolve. Etsy’s performance in the first quarter was strong for the months of January and February, and as the crisis intensified, the effects of COVID-19 began to impact demand and the Company’s growth. Beginning in early March, consolidated growth began to decelerate until it reached negative year-over-year growth in the third week, and recovered to positive year-over-year growth at the end of the month. We responded quickly across our organization to guard the health and safety of our team, support our global seller community, mitigate risk, and maximize our financial performance.
Highlights of our business initiatives during the quarter, including those related to COVID-19, are outlined below:

•
Etsy assembled a COVID-19 task force in January, and moved to a fully remote workforce for both Etsy and Reverb by early March. Despite this shift in working environment, we were able to maintain high experiment velocity and minimal business disruption.

•
In living up to our mission to “Keep Commerce Human,” we introduced several initiatives during the first quarter to support our seller community during this challenging time. These included waiving fees for our new Offsite Ads service, extending our free trial into May; a one-month grace period to give sellers extra time to pay their bills; a seller guide to managing an Etsy shop during COVID-19; and 24/7 member support to address any questions with their businesses, delivery times, and shipping issues.

•
We adjusted our marketing strategies and spend for the Etsy marketplace during the first quarter to respond quickly to the changing macro dynamics. Performance marketing spend adjusts naturally with demand, and we pivoted brand and above-the-line spend, as well as messaging, to focus on “finding joy in the everyday” and supporting small and independent businesses. This included the launch of our #StandWithSmall campaign across all of our owned and paid channels in the beginning of April.

•
Both Etsy and Reverb have a highly variable cost structure with minimal capital expenditure requirements and costs that are variable with revenue. That said, we looked for ways to tighten spending in light of the changing macro situation. For example, during the quarter we limited hiring to only focus on roles critical to growth. Overall, actions we took during the first quarter to reduce spending represented annualized savings of approximately $2 to $3 million.

To capitalize on our unique and defensible Right to Win, we continued to invest in product development, making material improvements to the customer experience during the first quarter. These include the following:

•
As we work to provide Etsy.com sellers with tools and support to make it easy for them to offer free and fair shipping, we have partnered with a third party in order to support lower costs and stable logistics for U.S. sellers to ship to international buyers. In order to continue growing buyer awareness on free shipping, we launched a more celebratory and visible free shipping nudge to listing pages. Additionally, during the first quarter we implemented a “quick to ship” badge to alert buyers of items that are ready to ship within four days, which led to an improvement in conversion rate.

•
We continued to utilize our marketing efforts to drive new and existing buyers to Etsy.com. We launched an updated television campaign in January with a new approach to ad length, which iterates on our holiday campaign, continuing to highlight that Etsy.com is the destination for all things special, for moments big and small. We anticipate that our ongoing marketing investments will continue to help drive GMS in 2020.

•
We made additional improvements to our mobile web, collapsing the item information section on the listing page, allowing for buyers to more easily find items that interest them. We also made mobile app improvements, aimed to allow better viewing of listing images in order to help buyers gain confidence in their purchases. Additionally, we continued to improve on search and discovery by continuing to iterate on our ranking algorithms and delivering more relevant recommendations when buyers are further along in the purchase funnel.

•
We made progress simplifying our marketing tools for sellers to enable them to more easily invest in their growth. In the first quarter of 2020, we announced that we will be iterating on our advertising offerings to help sellers more effectively drive traffic to their listings. At the end of the first quarter seller listings were migrated to our new Offsite Ads service. Etsy will pay the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers. When a shopper clicks on an online offsite ad featuring a seller’s listing and purchases from their shop, the seller will pay Etsy an advertising fee on that order - only when they make a sale. The Etsy Ads service will now be a dedicated on-site advertising program for sellers to promote their listings to shoppers on Etsy.

Financial Highlights include:

•
As of March 31, 2020, our marketplaces connected 2.8 million active sellers and 47.7 million active buyers, in nearly every country in the world. In the three months ended March 31, 2020, sellers generated GMS of $1.4 billion of which approximately 58% came from purchases made on mobile devices. We are a global company and approximately 36% of our GMS in the three months ended March 31, 2020 came from transactions where either a seller or a buyer was located outside of the United States.

•
Total revenue was $228.1 million in the three months ended March 31, 2020, driven by growth in both Marketplace and Services revenue. In the three months ended March 31, 2020, we recorded net income of $12.5 million, and non-GAAP Adjusted EBITDA of $55.1 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.

•
Cash, cash equivalents, and short-term investments were $804.0 million as of March 31, 2020. Etsy has $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 and $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026. Additionally, Etsy has the ability to draw down on its $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2020, Etsy had positive operating cash flows of $29.7 million. In light of the macroeconomic situation related to COVID-19, our Board of Directors has decided to temporarily pause share repurchases.

Subsequent Events Related to COVID-19
After a volatile March, Etsy experienced a dramatic shift in demand during the month of April as global buyers turned to Etsy for cloth face masks given updated guidelines to slow the spread of COVID-19. Our team mobilized quickly to address the surge in face mask demand, which included creation of on-site banners and automated filters, scaling inventory with a call to action for sellers, retraining our search algorithms, and managing delivery expectations. We also experienced broad-based demand across the marketplace leading to over 100% growth for the Etsy marketplace in April. As consumer mindshare shifted in our direction, we again adjusted our marketing messaging and strategy, creating onsite experiences to engage new buyers, and launched a new TV and digital video campaign with an ‘Always Open’ theme. Our strong performance is thanks to a combination of macro dynamics and Etsy’s agility to pivot to meet market demands.
Etsy extended our seller support initiatives in April, including providing listing credits for mask sellers as well as listing and ad credits to some of our hardest hit sellers in categories like weddings and party supplies. We donated thousands of face masks to hospitals and have supported many of our small, contracted vendors by keeping them employed despite our own office closures. The combination of one time investments to support our sellers and communities totaled approximately $11-13 million, the majority of which will be incurred in the second quarter of 2020.
Reverb also reported a strong April, with increased demand from new and existing buyers, as the marketplace leveraged its ability to serve as a primary online channel for sellers and buyers at a time when retail stores are closed or have delayed shipping times.
As a result, our consolidated GMS for April was approximately $860 million, up over 130% from the prior year. We currently expect that the recent surge in demand is likely to ease as economic hardship continues to mount in the global economy and traditional retail begins to reopen, creating more choice for consumers. The combination of these two factors could potentially lead to some level of deceleration in GMS and revenue in our second quarter and for the balance of the year, compared to April results.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited non-GAAP financial measures and key operating and financial metrics we use are:

	Three Months Ended March 31,		% Growth (Decline) Y/Y
	2020	2019

	(in thousands, except percentages)
GMS (1)	$1,353,291	$1,024,028	32.2%
Revenue	$228,055	$169,339	34.7%
Marketplace revenue	$155,921	$127,168	22.6%
Services revenue	$72,134	$42,171	71.1%
Net income	$12,522	$31,579	(60.3)%
Adjusted EBITDA (Non-GAAP)	$55,056	$49,867	10.4%

Active sellers	2,814	2,227	26.4%
Active buyers	47,748	41,029	16.4%
Percent mobile GMS	58%	58%	—	bps
Percent international GMS	36%	38%	(200	) bps

(1)	GMS for the three months ended March 31, 2020, includes Reverb’s GMS of $168.3 million. Etsy.com GMS for the three months ended March 31, 2020 was $1.2 billion.
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We track “Paid GMS” for the Etsy marketplace and define it as Etsy.com GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); and acquisition-related expenses. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Active Sellers
An active seller is a seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business.” A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.

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
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
March 31, 2020	32.2%	32.6%	(0.4)%	32.2%	32.6%	(0.4)%
December 31, 2019	32.8%	33.0%	(0.2)%	26.5%	27.5%	(1.0)%
September 30, 2019	30.1%	31.1%	(1.0)%	23.6%	26.1%	(2.5)%
June 30, 2019	21.4%	22.8%	(1.4)%	20.2%	21.7%	(1.5)%
March 31, 2019	18.9%	20.6%	(1.7)%	18.9%	20.6%	(1.7)%

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

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Revenue:
Marketplace	$155,921	$127,168
Services	72,134	42,171
Total revenue	228,055	169,339
Cost of revenue	82,416	52,658
Gross profit	145,639	116,681
Operating expenses:
Marketing	48,505	35,444
Product development	37,782	24,947
General and administrative	33,987	24,647
Total operating expenses	120,274	85,038
Income from operations	25,365	31,643
Other expense, net	(15,672)	(206)
Income before income taxes	9,693	31,437
Benefit for income taxes	2,829	142
Net income	$12,522	$31,579

	Three Months Ended March 31,
	2020	2019
Revenue:
Marketplace	68.4%	75.1%
Services	31.6	24.9
Total revenue	100.0	100.0
Cost of revenue	36.1	31.1
Gross profit	63.9	68.9
Operating expenses:
Marketing	21.3	20.9
Product development	16.6	14.7
General and administrative	14.9	14.6
Total operating expenses	52.7	50.2
Income from operations	11.1	18.7
Other expense, net	(6.9)	(0.1)
Income before income taxes	4.3	18.6
Benefit for income taxes	1.2	0.1
Net income	5.5%	18.6%

Comparison of Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$155,921	$127,168	$28,753	22.6%
Percentage of total revenue	68.4%	75.1%
Services	$72,134	$42,171	$29,963	71.1%
Percentage of total revenue	31.6%	24.9%
Total revenue	$228,055	$169,339	$58,716	34.7%
The impacts of COVID-19 on the global economy and on our business continue to evolve. Etsy’s performance in the first quarter was strong for the months of January and February, and as the crisis intensified, the effects of COVID-19 began to impact demand and the Company’s growth, and became a headwind on revenue and GMS growth in March.
Despite this, GMS increased $329.3 million, or 32.2%, to $1.4 billion in the three months ended March 31, 2020, which included $168.3 million related to the results of Reverb, compared to the three months ended March 31, 2019. On a currency-neutral basis, GMS growth for the three months ended March 31, 2020 would have been 32.6%, or approximately 40 basis points higher than the reported 32.2% growth. Supporting this growth in GMS, active sellers increased 26.4% to 2.8 million, driven in large part by growth in international sellers and the acquisition of Reverb, and active buyers increased 16.4% to 47.7 million at March 31, 2020 compared to March 31, 2019. In the three months ended March 31, 2020, GMS from new buyers grew 24% year-over-year and represented approximately 16% of overall GMS, in line with last year. In the three months ended March 31, 2020, GMS from existing buyers grew 34% year-over-year and represented approximately 84% of overall GMS, in line with last year.
During both the three months ended March 31, 2020 and the three months ended March 31, 2019 mobile GMS as a percentage of total GMS was approximately 58%.
For the three months ended March 31, 2020, international GMS decreased as a percentage of total GMS to approximately 36%, down from approximately 38% for the three months ended March 31, 2019, driven by the acquisition of Reverb, which primarily has U.S. GMS. International GMS increased approximately 26% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 35% in the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three months ended March 31, 2020 would have been 27%.
Revenue increased $58.7 million, or 34.7%, to $228.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, of which 68.4% consisted of Marketplace revenue and 31.6% consisted of Services revenue.
Marketplace revenue increased $28.8 million, or 22.6%, to $155.9 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This growth corresponded with a 32.2% increase in GMS to a total of $1.4 billion for the three months ended March 31, 2020. Payments revenue increased 31.5%, largely driven by overall GMS growth trends. The share of Etsy.com GMS processed through our Etsy Payments platform was 89% in the three months ended March 31, 2020, up from 86% in the three months ended March 31, 2019, primarily due to the transition of sellers in eligible countries to the platform. Transaction revenue increased 20.4% and listing fee revenue grew 11.9%, driven by overall GMS growth. Marketplace revenue also increased due to the acquisition of Reverb.
Services revenue increased $30.0 million, or 71.1%, to $72.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The growth in Services revenue was primarily driven by an increase in Advertising revenue (formerly referred to as Promoted Listings and Google Shopping), up 70.2%, and, to a lesser extent, Shipping Label revenue, up 99.1%. We launched our new unified ad platform, Etsy Ads, in the third quarter of 2019, which combines Promoted Listings, Etsy.com’s on-site ads platform, and Google Shopping, an off-site marketing tool for Etsy.com sellers. With the shift to Etsy Ads, amounts spent on Google Shopping, which were previously recorded on a net basis, are recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. The increase in Advertising revenue was due to higher click volume and revenue from Google Shopping. The increase in Shipping Label revenue reflects a combination of an increase in label volume and an increase in average margin per label.

Cost of Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$82,416	$52,658	$29,758	56.5%
Percentage of total revenue	36.1%	31.1%
Cost of revenue increased $29.8 million, or 56.5%, to $82.4 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by increased costs related to the Google Shopping portion of the new Etsy Ads platform. With the shift to Etsy Ads, Google Shopping expense is recorded in cost of revenue, but was previously recorded on a net basis. The increase in cost of revenue was also driven by the cost of revenue associated with the Reverb.com marketplace, which includes amortization expense for developed technology. Additionally, there were increased costs related to processing Etsy Payments, corresponding to the increase in Etsy Payments revenue, and increased cloud-related hosting and bandwidth costs. Starting in the second quarter of 2020, Etsy will no longer recognize costs related to the Google Shopping portion of the original Etsy Ads platform in cost of revenue, but will instead recognize the costs related to Offsite Ads in marketing expenses.
Operating Expenses
We had 1,276 total employees on March 31, 2020, compared with 914 total employees on March 31, 2019 and 1,240 on December 31, 2019.
Marketing

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Marketing	$48,505	$35,444	$13,061	36.8%
Percentage of total revenue	21.3%	20.9%
Marketing expenses increased $13.1 million, or 36.8%, to $48.5 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of marketing expenses associated with the Reverb.com marketplace, which includes amortization expense for customer relationships and trademark, and increased spend on non-digital marketing related to buyer acquisition, including our television ad campaigns. Paid GMS was 16% of overall GMS in the three months ended March 31, 2020, up from paid GMS of 15% in the three months ended March 31, 2019. The increase in marketing expenses was also driven by increased employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount. Beginning in the second quarter of 2020, marketing expenses will include costs related to our new Offsite Ads product.

Product development

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Product development	$37,782	$24,947	$12,835	51.4%
Percentage of total revenue	16.6%	14.7%
Product development expenses increased $12.8 million, or 51.4%, to $37.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of an increase in employee-related expenses, including stock-based compensation, mainly the result of an increase in average headcount. This increase was also driven, to a lesser extent, by product development expenses associated with the Reverb.com marketplace and a decrease in the amount of employee-related costs capitalized as a result of several larger project launches in the first quarter of 2019, mainly related to cloud migration.
General and administrative

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
General and administrative	$33,987	$24,647	$9,340	37.9%
Percentage of total revenue	14.9%	14.6%
General and administrative expenses increased $9.3 million, or 37.9%, to $34.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to general and administrative expenses associated with the Reverb.com marketplace and increased employee-related expenses, including stock-based compensation, which were mainly the result of an increase in average headcount. Additionally, bad debt expense increased primarily related to overall revenue growth and consideration of risk of non-collection due to current macroeconomic conditions.
Other Expense, net

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(9,967)	$(4,653)	$(5,314)	114.2%
Percentage of total revenue	(4.4)%	(2.7)%
Interest and other income	$3,613	$3,385	$228	6.7%
Percentage of total revenue	1.6%	2.0%
Foreign exchange (loss) gain	$(9,318)	$1,062	$(10,380)	(977.4)%
Percentage of total revenue	(4.1)%	0.6%
Other expense, net	$(15,672)	$(206)	$(15,466)	7,507.8%
Percentage of total revenue	(6.9)%	(0.1)%
Other expense, net was $15.7 million in the three months ended March 31, 2020, which increased $15.5 million from $0.2 million in the three months ended March 31, 2019. The increase in expense was primarily driven by the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances as we decided to hold more foreign currencies than usual due to current macroeconomic trends to ensure the timeliness of paying our sellers in their currency. We have taken steps to reduce the volatility in foreign exchange gains or losses on intercompany balances and will continue to settle intercompany balances to reduce future potential volatility. The increase in expense was also driven by non-cash interest expense related to our convertible debt issued in the third quarter of 2019.

Benefit for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Benefit for income taxes	$2,829	$142	$2,687	1,892.3%
Percentage of total revenue	1.2%	0.1%
Our income tax benefit for the three months ended March 31, 2020 and 2019 was $2.8 million and $0.1 million, respectively.
The primary drivers of our income tax benefit for the three months ended March 31, 2020 were excess tax benefits from employee stock-based compensation of $4.4 million, partially offset by tax expense on income before tax of $1.3 million.
The primary drivers of our income tax benefit for the three months ended March 31, 2019 were excess tax benefits from employee stock-based compensation of $6.7 million, partially offset by tax expense on income before tax of $6.4 million.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; benefit for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); and acquisition-related expenses. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net income	$12,522	$31,579
Excluding:
Interest and other non-operating expense, net (1)	6,354	1,268
Benefit for income taxes (2)	(2,829)	(142)
Depreciation and amortization (3)	15,163	10,142
Stock-based compensation expense (4)	13,811	8,082
Foreign exchange loss (gain) (5)	9,318	(1,062)
Acquisition-related expenses (6)	717	—
Adjusted EBITDA	$55,056	$49,867

(1)
Included in interest and other non-operating expense, net is non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018 and September 2019.

(2)	See “Results of Operations—Benefit for Income Taxes” for more information on the fluctuation in benefit for income taxes in the three months ended March 31, 2020 and 2019.

(3)
Included in depreciation and amortization, is depreciation expense related to our headquarters lease, which is accounted for as a finance lease. Additionally, the three months ended March 31, 2020 includes amortization expense related to acquired intangible assets and developed technology related to the acquisition of Reverb in the third quarter of 2019.

(4)	Stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$1,620	$1,099
Marketing	1,224	631
Product development	6,801	3,520
General and administrative	4,166	2,832
Stock-based compensation expense	$13,811	$8,082

(5)
Foreign exchange loss (gain) is primarily driven by the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances as we decided to hold more foreign currencies than usual due to current macroeconomic trends to ensure our ability to pay our sellers. We have taken steps to reduce the volatility in foreign exchange gains or losses on intercompany balances.

(6)	Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $804.0 million as of March 31, 2020. Additionally, we have $94.1 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2020, we had positive operating cash flows of $29.7 million and we expect to generate additional cash flow from operations in the remainder of 2020. In light of the macroeconomic situation related to COVID-19, our Board of Directors has decided to temporarily pause share repurchases. We believe that this capital resource structure, as well as the nature and the framework of our business will allow us to meet our operating cash needs for at least the next 12 months, meet all debt covenants, and be able to react to changing macroeconomic conditions. As a result, we did not apply for, nor receive, assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
The following table shows our cash and cash equivalents, and short- and long-term investments, and our accounts receivable, net and net working capital as of the date indicated:

As of March 31, 2020
(in thousands)
Cash and cash equivalents	$442,354
Short-term investments	361,640
Long-term investments	94,080
Total cash and cash equivalents, and short- and long-term investments	$898,074
Accounts receivable, net	$11,712
Net working capital	748,103
As of March 31, 2020, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
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
Sources of Liquidity
In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Securities Act”). The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy's common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting initial purchasers' discount and offering expenses. Based on the terms of the 2019 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when we receive a conversion notice. Accordingly, we cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of March 31, 2020. For more information on the 2019 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At March 31, 2020, the Company did not have any borrowings under the 2019 Credit Agreement. See “Note 9—Debt” in the Notes to Consolidated Financial Statements for additional information.
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”) in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. Based on the terms of the 2018 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Accordingly, we cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of March 31, 2020. For more information on the 2018 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.

Even given current macroeconomic conditions, we believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short- and long-term investments are held in the United States. We fund our international operations from our funds held in the United States on an as-needed basis.
Historical Cash Flows

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cash provided by (used in):
Operating activities	$29,664	$31,458
Investing activities	6,093	(22,004)
Financing activities	(32,678)	(29,307)

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
Net cash provided by operating activities was $29.7 million in the three months ended March 31, 2020, primarily driven by cash net income of $59.6 million as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $29.9 million in cash, driven by payment timing of payables in the period.
Net cash provided by operating activities was $31.5 million in the three months ended March 31, 2019, primarily driven by cash net income of $53.6 million, as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $22.1 million in cash, driven by payment timing of payables and prepayments in the period.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities, cash paid to purchase intangible assets, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash provided by investing activities was $6.1 million in the three months ended March 31, 2020. This was primarily attributable to net sales of marketable securities of $7.9 million. This was partially offset by $1.8 million in capital expenditures, including $1.3 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments.
Net cash used in investing activities was $22.0 million in the three months ended March 31, 2019. This was primarily attributable to net purchases of marketable securities of $17.9 million and $4.1 million in capital expenditures, including $3.4 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock under share repurchase programs, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, and payments on finance lease obligations.
Net cash used in financing activities was $32.7 million in the three months ended March 31, 2020. This was primarily attributable to share activity, including the January 2020 stock repurchases of $25.0 million and payment of tax obligations on vested equity awards of $4.2 million, partially offset by proceeds from the exercise of stock options of $4.9 million.

Net cash used in financing activities was $29.3 million in the three months ended March 31, 2019. This was primarily attributable to share activity, including stock repurchases under the share repurchase program of $27.5 million and payment of tax obligations on vested equity awards of $5.7 million, partially offset by proceeds from the exercise of stock options of $5.9 million.
Off Balance Sheet Arrangements
As of March 31, 2020, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of March 31, 2020, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position are unclear, however the Company believes it has used reasonable estimates and assumptions in preparing the Consolidated Financial Statements. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods and evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; stock-based compensation; fair value of financial instruments; and provision for expected credit losses have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
With respect to our valuation of goodwill, as of the date of the last annual goodwill impairment test during the fourth quarter of 2019, we determined that the estimated fair value of the Reverb reporting unit was not substantially in excess of its carrying value, due to the proximity of the acquisition date.
For information regarding our significant accounting policies, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. For a summary of our significant accounting policies, see our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2020, compared to those discussed in the Annual Report, except as described below.
Currency Risk

We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. Etsy processes seller charges in our seller’s ledger currencies. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

In the three months ended March 31, 2020, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2020 would have been 32.6%, or approximately 40 basis points higher than the reported 32.2% growth.

In the three months ended March 31, 2019, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three months ended March 31, 2019 would have been 20.6%, or approximately 170 basis points higher than the reported 18.9% growth.
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $5.6 million or approximately 2.5% of total revenue for the three months ended March 31, 2020. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $1.1 million based on balance sheet balances as of March 31, 2020, which has been reduced from $11.5 million as of December 31, 2019, as we have settled a significant portion of our intercompany balances that could generate foreign exchange gains or losses in the first quarter of 2020. This compares to a revenue decrease of $4.5 million or 2.6% of total revenue for the three months ended March 31, 2019 and a currency exchange loss of $21.1 million based on the same analysis performed based on balance sheet balances as of March 31, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 15, 2019, we acquired Reverb Holdings Inc. (“Reverb”). In our 2019 Annual Report on Form 10-K, we excluded Reverb from our evaluation of internal control over financial reporting. We are in the process of incorporating the internal controls and procedures of Reverb into our assessment of and report on internal control over financial reporting as of December 31, 2020.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic is unprecedented and is impacting our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
The impact of the current COVID-19 pandemic is severe, widespread and evolving. The pandemic and related government and private sector responsive actions have already affected the broader economies and financial markets, triggering an economic downturn, which has and could continue to adversely affect demand for our products. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. The COVID-19 pandemic has disrupted the global supply chain and the preventative and protective measures currently in place, such as quarantines, closures and travel restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our GMS and revenue could be negatively impacted.
As a result of the COVID-19 pandemic, our employees are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, if the current COVID-19 pandemic continues unabated, we may experience disruptions as our employees or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security and fraud concerns.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as ‘essential’ vs ‘non-essential items.’ It is difficult to predict how our business might be impacted by changing consumer spending patterns. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and risks, or the public perception of risks, related to epidemics or pandemics like COVID-19. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income and Adjusted EBITDA.
The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. The full extent of COVID-19’s impact on our operations, key metrics and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:

•	fluctuations in GMS or revenue, including as a result of adverse market conditions due to the COVID-19 pandemic, the seasonality of market transactions, and our sellers’ use of services;

•	our ability to convert visits into sales for our sellers;

•	the amount and timing of our operating expenses;

•	our success in attracting and retaining sellers and buyers;

•	our success in executing on our strategy and the impact of any changes in our strategy;

•
the timing and success of product launches, including new services and features we may introduce, such as our free shipping initiative and changes to our on-site and off-site ads products, including changes to our advertising products that we launched in April 2020;

•	the success of our marketing efforts;

•	the success of our integration of acquired businesses, such as Reverb, which we acquired in 2019;

•	adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, and adverse global events;

•
disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

•	the impact of competitive developments and our response to those developments;

•	our ability to manage our business and future growth; and

•	our ability to recruit and retain employees.

Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
We believe that our quarterly operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results and key metrics to fluctuate. You should not rely on the results of one quarter as an indication of future performance.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. For example, we historically provide annual guidance, but we withdrew our 2020 annual guidance on April 2, 2020 given the economic uncertainty caused by the COVID-19 pandemic. On May 6, 2020, we provided guidance for the second quarter of 2020. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict, particularly in the long term. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
Given the uncertainty surrounding the impact of COVID-19, we may choose to discontinue providing guidance, or provide more limited guidance, as we have for the second quarter of 2020. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance, and growth could be adversely affected.

Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth.
Our business, financial performance, and growth depends on our ability to attract and retain an active and engaged community of buyers and sellers.
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
We have a history of losses and we may not maintain profitability in the future.
We have experienced rapid growth in our business, in the number of buyers and sellers and in the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures in line with our current growth. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the COVID-19 pandemic and the associated adverse macroeconomic environment, which could, among other things, trigger a deceleration of our GMS growth rate and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises, or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available in our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the current COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, which may cause consumer discretionary spending to decline for an unknown period of time. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as ‘essential’ vs ‘non-essential items. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the United Kingdom’s exit from the European Union, or E.U., commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the three months ended March 31, 2020, approximately 81% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. Certain events, such as hurricanes and other natural disasters, political instability or crises, public health crises, and significant news items in the United States or internationally that distract the public, may impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplaces and ship their goods, which may increase seller defaults and delinquencies. These kinds of events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.

Our ability to recruit and retain employees is important to our success.
Our ability to attract, retain, and motivate employees, including our management team, is important to our success. We strive to attract, retain, and motivate employees, from our office administrators to our engineers to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment.
Some of the challenges we face in attracting and retaining employees include:

•	perceived uncertainties as to our commitment to our mission, guiding principles, and culture;

•	skepticism regarding our ability to continue to accelerate GMS growth in the future;

•	continuing to offer competitive compensation and benefits;

•	enhancing engagement levels among existing employees and supporting their work-life balance;

•	attracting and retaining qualified employees who support our mission and guiding principles;

•	promotion opportunities for employees into leadership positions;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling engineering, product management, and other technical positions, particularly in New York City, San Francisco, and Chicago is challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, particularly in this negative macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, or unsuccessful succession planning, could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
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

•
disruptions or defects in our marketplaces, such as the increased pace of product experimentation, privacy or data security breaches, website outages, payment disruptions, or other incidents that impact the reliability of our platform;

•	lack of awareness of our policies or confusion about how they are applied;

•	changes to our policies that members of our community perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;

•	inadequacies in our terms of use;

•	frequent product launches or updates that could deteriorate member trust;

•	a failure to enforce our policies effectively, fairly, and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplaces;

•	inadequate or unsatisfactory customer service experiences;

•	a failure on the part of our sellers to fulfill their orders in accordance with our policies, their own shop-specific policies, or buyer expectations;

•	a failure to respond to feedback from our community; or

•	a failure to operate our business in a way that is consistent with our guiding principles and mission.
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
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly launch new products, features, and services including, for example, Etsy’s free shipping initiative and the planned changes to our advertising products that were launched in April 2020. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
New offerings may not drive GMS or revenue growth, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do.
If we do not continue to cost-effectively develop new offerings that satisfy sellers and buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may not drive the GMS or revenue that we anticipate, may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.

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

We continue to iterate on our marketing strategies, which may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our primary marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email. Additionally, we engage in brand advertising via channels such as television and digital video advertising. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and, therefore, reduce the number of visits to our marketplaces. We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers) and GMS. The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more buyers to our platform. In addition, ongoing privacy regulatory changes, such as the E.U. General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (“CCPA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

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
Doing business outside of the United States subjects us to increased risks and burdens such as:

•
complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, consumer protection, online platform liability, and taxation of goods and services);

•	fluctuations of foreign exchange rates;

•	potentially heightened risk of fraudulent or other illegal transactions;

•	limitations on the repatriation of funds;

•
exposure to liabilities under anti-corruption, anti-money laundering, and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control, and similar laws and regulations in other jurisdictions;

•	varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;

•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States;

•	geopolitical events such as natural disasters, terrorism, and acts of war;

•	uncertainties and instability in U.K. and European markets caused by Brexit; and

•	barriers to international trade, such as tariffs, customs, or other taxes.
Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected. In particular, buyers and sellers seeking to engage in cross-border sales may become subject to an increasing number of barriers to international trade such as tariffs, customs, or other taxes.
If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.

Legal, political, and economic uncertainty surrounding the United Kingdom’s recent departure from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom, and pose additional risks to our business, revenue, financial condition, and results of operations.

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

Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, privacy and information security laws, environmental, health, and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. In addition, depending on the terms of the United Kingdom’s withdrawal from the E.U., the United Kingdom could lose the benefits of global trade agreements negotiated by the E.U. on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the E.U. and, in particular, any arrangements for the United Kingdom to retain access to E.U. markets going forward.

The United Kingdom is one of our core markets. We are continuing to monitor Brexit developments to enable us to adjust our business and operations as appropriate with the goal of continuing to provide services to our United Kingdom and E.U. buyers and sellers after the transition period ends, including in the event of loss of all U.K. access to E.U. markets as well as lack of favorable resolution with regard to other E.U. rules and regulations. A failure by the United Kingdom and the E.U. to negotiate agreements favorable to the United Kingdom by the end of the transition period and ongoing uncertainty with respect to potential divergent regulatory standards, however, could result in additional operational, regulatory and compliance costs to us as well as decreased revenue, all of which could adversely affect our business, results of operations and financial condition.

Regulation in the areas of privacy and protection of user data could harm our business.
In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we and our vendors collect, use, and share personal information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities. The GDPR extends the scope of E.U. data protection law to certain non-E.U. companies processing data of E.U. persons. The GDPR seeks to harmonize the data protection regulations throughout the entire E.U. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the E.U., including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and e-mail marketing, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of Data Protection Authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers or new sellers selling into the E.U. due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, the CCPA became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information, and the right to opt out of sales of their personal information. The CCPA also authorizes limited private lawsuits to recover statutory damages for certain data breaches. The CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Beyond GDPR and CCPA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater.

In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, the evolving data protection landscape also creates uncertainty as to how to comply with E.U. privacy law, including potentially inconsistent guidance, rulings, or requirements from multiple authorities in the E.U., as well as in the U.S. and worldwide. Further, we may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).

We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or third party providers fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentation of our actual practices.
Our payments systems depends on third-party providers, requires ongoing investment, and are subject to evolving laws, regulations, rules, and standards.
Our buyers primarily pay for purchases using our payments services (i.e., Etsy Payments and Reverb Payments) or PayPal. In the United States and other countries where our payments services are available, our sellers accept various forms of payments such as credit cards, debit cards, gift cards, PayPal, Google Wallet, and Apple Pay.
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
We plan to invest ongoing internal resources into our payments tools and infrastructure in order to maintain existing availability, expand into additional markets, and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our marketplaces. Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support these services. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we may become subject to additional and evolving regulations, compliance requirements, and may be exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists.
In addition, we have experienced in the past, and may experience in the future, security breaches as a result of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. As we have moved to a fully remote work environment due to the COVID-19 pandemic, and as industry generally moves to online remote infrastructure for core work, we and our partners may be more vulnerable to cyber attacks. Cyber attacks could also result in the theft of our intellectual property or user data.
Cyber attacks and security breaches may occur through intentional or unintentional acts by individuals or groups having authorized or unauthorized access to our systems or our buyers’ and sellers’ information, which may include confidential information. If we do not maintain proper access to these systems or information, our risk of a cyber attack or security breach is heightened.

A successful cyber attack could occur and persist for an extended period of time before being detected. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our community, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident.
We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to some confidential and sensitive member data. If these third parties fail to adhere to adequate security practices, or experience a cyber attack such as a breach of their networks, our members’ data may be improperly accessed, used, or disclosed. Many of our service providers have moved to a remote work environment and may be more vulnerable to cyber attacks.
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss, compromise, or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
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
We have acquired a number of other businesses in the past, including our 2019 acquisition of Reverb, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, or any partnerships, and the integration of Reverb and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The Reverb acquisition and any future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

•	integrating new businesses and technologies into our infrastructure;

•	implementing growth initiatives;

•	integrating administrative functions;

•	retaining and integrating key employees;

•	supporting and enhancing morale and culture;

•	maintaining or developing controls, procedures, and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

•
assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyber attacks, taxes, and other matters.

We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts, investors, or the members of our community.

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

•
we may choose to revise our policies in ways that we believe will be beneficial to our community in the long-term even though the changes may be perceived unfavorably, such as updates to the way we define “handmade.”

Additionally, we have developed an impact strategy that focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social, and ecological efforts. Our impact strategy aims to create more economic opportunity for sellers, greater diversity in our workforce, and build long-term resilience by reducing our carbon footprint. If we don’t demonstrate progress against our impact strategy or if our impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to demonstrate that our commitment to our impact strategy enhances our overall financial performance.
Failure to deal effectively with fraud or other illegal activity could harm our business.
We have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic, as new technologies and ways to commit fraud and other illegal activity are continually evolving, and regulations requiring marketplaces to detect and limit these activities are increasing. If we fail to limit the impact of fraudulent and other illegal activity in our marketplaces, our business, reputation, financial performance, and growth could be adversely affected.
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
We have adopted policies and procedures that are intended to ensure compliance with anti-corruption, anti-money laundering, export controls, and trade sanctions requirements. In addition, as stated elsewhere in these Risk Factors, we rely upon third-party service providers to perform certain underlying compliance, credit card processing identity verification, and risk and fraud analysis services. If we or our service providers do not perform adequately, certain of our fraud prevention and detection tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.
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
A small portion of buyers complain to us about their experience with our platform. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller or that a seller has not been responsive to their questions. Similarly, we occasionally identify sellers who are unable to fulfill orders in a time frame or manner consistent with buyer expectations.

Negative publicity and sentiment generated as a result of these types of complaints or any associated enforcement action taken against sellers could reduce our ability to attract and retain our sellers and buyers or damage our reputation. A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could have similar results. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, many countries are experiencing delays in international shipping due to the COVID-19 pandemic. Additionally, disruptions in the operations of a substantial number of our sellers could also result in negative experiences for a substantial number of our buyers, which could harm our reputation and adversely affect our business. For example, we have recently experienced a surge in demand for handmade face masks, hand sanitizer and other COVID-19-related products. If buyers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our reputation could be damaged.

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
The reliability of our platform is important to our ability to generate and grow revenue, our reputation and our ability to attract and retain our sellers and buyers. As the number of sellers and buyers, volume of traffic, number of transactions, and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term. Upgrading our platform, software, and networks may also subject us to disruptions, failures, or delays.
We also depend on the development and maintenance of the internet, cloud, and mobile infrastructure, and increasingly rely on the availability, features, cost, and reliability of third-party service providers and platforms. For example, this includes maintenance of reliable internet and mobile networks with the necessary speed, data capacity, and security, as well as timely development of complementary products.
Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our marketplaces could significantly harm our business. For example, any significant disruption of, or interference with, our use of cloud infrastructure would negatively impact our operations and our business would be seriously harmed. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as security concerns. Our efforts to update our infrastructure may not be successful as we may not sufficiently distribute our risk across providers or geographies or may take longer than anticipated. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain our sellers and buyers could be adversely affected, which could harm our growth prospects and our business.
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
We may be subject to claims that items listed in our marketplaces are counterfeit, infringing, or illegal.
We frequently receive communications alleging that items listed in our marketplaces infringe third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with proactive anti-counterfeiting measures our platform employs and continues to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.
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

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by sellers on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These claims, or legal and regulatory changes, could require the removal of non-infringing or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, or other unauthorized items are common in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with Etsy sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws, and others are considering related legislation. Additionally, the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, U.S. states have begun to adopt and enforce laws requiring us or our sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business, financial performance, and growth. Additionally, this legislation could require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplaces less attractive. If we are found to be deficient in the calculation, collection, and remittance of taxes in the jurisdictions in which we do business our business and results of operations could be adversely impacted.
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
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business could be adversely affected.
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
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
Our software is highly complex and may contain undetected errors.
The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user experience on our marketplaces. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our or third party APIs on which we rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the user experience and functionality of our marketplaces. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our community members, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, such as requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination, or other transaction or other special requests, could disrupt our operations, be costly and time-consuming, or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may make it more difficult to attract and retain qualified employees. Our ability to continue to commit to our mission, guiding principles, and culture may also be questioned, which could impact our ability to attract and retain buyers and sellers. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers or third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law such as legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, including regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Further, our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although, we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our effective tax rate can be adversely affected.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination, may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact our effective tax rate and tax liabilities.
At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.
We may be involved in litigation and regulatory matters that are expensive and time consuming.
In addition to intellectual property claims, we may become involved in other litigation matters, including class action or shareholder derivative lawsuits. We may become subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our community, relating to broad, industry-wide concerns, such as antitrust and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our website that items sold on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make medical or health claims, we may nevertheless be subject to claims.
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
Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. We are currently integrating Reverb into our operations and financial internal control processes. We cannot assure you that Reverb will be effectively integrated into our operational or financial internal control processes or that that we or our independent registered public accounting firm will not identify a material weakness relating to Reverb in our internal control processes in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 and the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (together, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. If, for example, we incur additional debt, secure existing or future debt, or recapitalize our debt, these actions may diminish our ability to make payments on our substantial debt when due.
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
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
Risks Related to Ownership of Our Common Stock
The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2019, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $72.77 through May 4, 2020. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

•
the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during the current COVID-19 pandemic, currency fluctuations, and market conditions in our industry and those affecting members of our community;

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
In November 2018, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time. On May 6, 2020 we announced that we have temporarily paused share repurchases in light of the current macroenvironment.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management, and could depress the price of our common stock.
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
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law may delay or prevent a change in control of our company by imposing certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
January 1 - 31, 2020 (1)	610,774	$45.84	543,106	$77,500
February 1 - 29, 2020 (1)	7,273	48.81	—	77,500
March 1 - 31, 2020 (1)	14,622	57.81	—	77,500
Total	632,669	46.15	543,106	77,500

(1)	The total number of shares purchased includes 89,563 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2)	Average price paid per share excludes broker commissions.

(3)
In November 2018, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The stock repurchase program has no expiration date. In light of the macroeconomic situation related to COVID-19, our Board of Directors has decided to temporarily pause share repurchases.

(4)	All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01	Agreement and Plan of Merger, dated as of July 21, 2019, by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, as the securityholders’ agent.	8-K	001-36911	2.01	7/22/2019
10.1	Letter Agreement between Etsy, Inc. and Raina Moskowitz dated March 5, 2018					X
10.2	Amended and Restated Compensation Program for Non-Employee Directors, effective February 18, 2020	10-K	001-36911	10.12.1	2/26/2020
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X

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

ETSY, INC.
Date: May 7, 2020	/s/ Rachel Glaser
Rachel Glaser Chief Financial Officer
(Principal Financial and Accounting Officer)