Form 10-Q
period 2020-06-30
ETSY INC
filed 2020-08-06
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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

The number of shares of common stock outstanding as of August 3, 2020 was 119,327,613.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the impact of our strategy, marketing, and product investments on future gross merchandise sales (“GMS”) and revenue growth, the impact of our “Right to Win” strategy and levers for growth, the impact of ongoing settlement of intercompany balances on future foreign exchange rate volatility, our free shipping initiative, and our new Offsite Ads offering on our future financial performance, and the uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows and changes in overall level of consumer spending and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$677,524	$443,293
Short-term investments	365,659	373,959
Accounts receivable, net of expected credit losses of $6,182 and $5,033 as of June 30, 2020 and December 31, 2019, respectively	16,527	15,386
Prepaid and other current assets	30,768	38,614
Funds receivable and seller accounts	103,857	49,786
Total current assets	1,194,335	921,038
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $141,307 and $120,084 as of June 30, 2020 and December 31, 2019, respectively	126,187	144,864
Goodwill	138,757	138,731
Intangible assets, net of accumulated amortization of $17,293 and $16,911 as of June 30, 2020 and December 31, 2019, respectively	191,685	199,236
Deferred tax assets	8,336	14,257
Long-term investments	73,143	89,343
Other assets	24,247	29,542
Total assets	$1,762,031	$1,542,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,978	$26,324
Accrued expenses	134,016	88,345
Finance lease obligations—current	8,073	8,275
Funds payable and amounts due to sellers	103,857	49,786
Deferred revenue	9,181	7,617
Other current liabilities	8,474	8,181
Total current liabilities	279,579	188,528
Finance lease obligations—net of current portion	49,258	53,611
Deferred tax liabilities	66,301	64,497
Long-term debt, net	803,227	785,126
Other liabilities	39,491	43,956
Total liabilities	1,237,856	1,135,718
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 119,140,637 and 118,342,772 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	119	119
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	675,213	642,628
Accumulated deficit	(143,458)	(227,414)
Accumulated other comprehensive loss	(7,699)	(8,699)
Total stockholders’ equity	524,175	406,634
Total liabilities and stockholders’ equity	$1,762,031	$1,542,352
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$428,737	$181,095	$656,792	$350,434
Cost of revenue	111,381	58,605	193,797	111,263
Gross profit	317,356	122,490	462,995	239,171
Operating expenses:
Marketing	114,707	45,994	163,212	81,438
Product development	45,233	28,765	83,015	53,712
General and administrative	38,276	29,883	72,263	54,530
Total operating expenses	198,216	104,642	318,490	189,680
Income from operations	119,140	17,848	144,505	49,491
Other (expense) income:
Interest expense	(10,026)	(4,678)	(19,993)	(9,331)
Interest and other income	1,732	3,391	5,345	6,776
Foreign exchange gain (loss)	1,470	(192)	(7,848)	870
Total other expense	(6,824)	(1,479)	(22,496)	(1,685)
Income before income taxes	112,316	16,369	122,009	47,806
(Provision) benefit for income taxes	(15,891)	1,854	(13,062)	1,996
Net income	$96,425	$18,223	$108,947	$49,802
Net income per share attributable to common stockholders:
Basic	$0.81	$0.15	$0.92	$0.42
Diluted	$0.75	$0.14	$0.88	$0.38
Weighted-average common shares outstanding:
Basic	118,865,885	120,198,526	118,483,712	119,848,289
Diluted	134,408,041	130,807,743	133,238,316	130,463,025
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$96,425	$18,223	$108,947	$49,802
Other comprehensive income (loss):
Cumulative translation adjustment	2,538	982	(133)	(79)
Unrealized gains on marketable securities, net of tax expense of $142, $0, $347, and $0, respectively	462	378	1,133	477
Total other comprehensive income	3,000	1,360	1,000	398
Comprehensive income	$99,425	$19,583	$109,947	$50,200
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2020	118,376,782	$118	$657,311	$(239,883)	$(10,699)	$406,847
Stock-based compensation	—	—	16,975	—	—	16,975
Exercise of vested options	510,113	1	7,280	—	—	7,281
Vesting of restricted stock units, net of shares withheld	253,742	—	(6,353)	—	—	(6,353)
Other comprehensive income	—	—	—	—	3,000	3,000
Net income	—	—	—	96,425	—	96,425
Balance as of June 30, 2020	119,140,637	$119	$675,213	$(143,458)	$(7,699)	$524,175

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
Stock-based compensation	—	—	30,960	—	—	30,960
Exercise of vested options	957,999	1	12,176	—	—	12,177
Vesting of restricted stock units, net of shares withheld	382,972	—	(10,551)	—	—	(10,551)
Stock repurchase	(543,106)	(1)	—	(24,991)	—	(24,992)
Other comprehensive income	—	—	—	—	1,000	1,000
Net income	—	—	—	108,947	—	108,947
Balance as of June 30, 2020	119,140,637	$119	$675,213	$(143,458)	$(7,699)	$524,175

Etsy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2019	119,933,386	$120	$570,906	$(142,238)	$(8,775)	$420,013
Stock-based compensation	—	—	11,280	—	—	11,280
Exercise of vested options	154,197	—	1,910	—	—	1,910
Vesting of restricted stock units, net of shares withheld	247,941	—	(10,485)	—	—	(10,485)
Other comprehensive income	—	—	—	—	1,360	1,360
Net income	—	—	—	18,223	—	18,223
Balance as of June 30, 2019	120,335,524	$120	$573,611	$(124,015)	$(7,415)	$442,301

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	19,896	—	—	19,896
Exercise of vested options	688,890	1	7,839	—	—	7,840
Vesting of restricted stock units, net of shares withheld	407,344	—	(16,157)	—	—	(16,157)
Stock repurchase	(532,412)	(1)	—	(27,491)	—	(27,492)
Other comprehensive income	—	—	—	—	398	398
Net income	—	—	—	49,802	—	49,802
Balance as of June 30, 2019	120,335,524	$120	$573,611	$(124,015)	$(7,415)	$442,301

 The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$108,947	$49,802
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	30,536	18,919
Depreciation and amortization expense	29,334	19,952
Bad debt expense	5,904	4,146
Foreign exchange loss (gain)	10,394	(1,240)
Non-cash interest expense	17,026	6,792
Deferred income taxes	7,389	(1,996)
Other non-cash expense (income), net	1,845	(478)
Changes in operating assets and liabilities:
Current assets	(51,975)	(51,284)
Non-current assets	4,994	2,037
Current liabilities	90,707	37,626
Non-current liabilities	(5,006)	(2,982)
Net cash provided by operating activities	250,095	81,294
Cash flows from investing activities
Purchases of property and equipment	(209)	(3,747)
Development of internal-use software	(2,043)	(4,669)
Purchases of marketable securities	(181,198)	(305,391)
Sales of marketable securities	206,182	265,852
Net cash provided by (used in) investing activities	22,732	(47,955)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(10,551)	(16,157)
Repurchase of stock	(24,992)	(27,492)
Proceeds from exercise of stock options	12,177	7,840
Payment of debt issuance costs	(14)	(1,392)
Payments on finance lease obligations	(4,927)	(5,475)
Other financing, net	(10,196)	2,072
Net cash used in financing activities	(38,503)	(40,604)
Effect of exchange rate changes on cash	(93)	(561)
Net increase (decrease) in cash, cash equivalents, and restricted cash	234,231	(7,826)
Cash, cash equivalents, and restricted cash at beginning of period	448,634	372,326
Cash, cash equivalents, and restricted cash at end of period	$682,865	$364,500

Etsy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$424	$977
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$658	$2,637
Additions to intangible assets included in other current liabilities	$—	$1,720
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$370	$333
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2020	2019
Beginning balance:
Cash and cash equivalents	$443,293	$366,985
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$448,634	$372,326

Ending balance:
Cash and cash equivalents	$677,524	$359,159
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$682,865	$364,500
The accompanying notes are an integral part of these consolidated financial statements

Etsy, Inc.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our primary marketplace, Etsy.com, is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction, listing, and payments processing fees, and on-site advertising and shipping label services.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected in the consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying Notes. Actual results could differ from these estimates and assumptions. However, the Company believes it has used reasonable estimates and assumptions in preparing the consolidated financial statements. The accounting estimates that require management’s most subjective judgments include: leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods and evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; stock-based compensation; fair value of financial instruments; and provision for expected credit losses.
As of June 30, 2020, the effects of the ongoing COVID-19 pandemic on our business, results of operations, and financial condition continue to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.
Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements. Specifically, the Company reclassified $6.8 million previously included in other non-cash expense (income), net to non-cash interest expense on the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 to conform to the current year presentation.

Etsy, Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, including accounts receivable and funds receivable and seller accounts, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The Company adopted this standard January 1, 2020 using a modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements on the date of its adoption.
For the six months ended June 30, 2020, our assessment of the provision for expected credit losses considered market disruptions caused by COVID-19 and estimates of expected and emerging credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a significant impact on our provision for credit losses in future periods.
Accounts Receivable: This standard requires the Company to consider forward-looking information to estimate expected credit losses in addition to its previous policy of determining the allowance by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of sellers on its platform.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

June 30, 2020
Balance as of December 31, 2019	$5,033
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—
Provision for expected credit losses	5,904
Amounts written off, net of recoveries	(4,755)
Balance as of June 30, 2020	$6,182

Available-For-Sale Debt Securities: The Company’s investment portfolio at any point in time contains investments in U.S. Government and agency securities, corporate bonds, commercial paper, certificates of deposit, cash deposits, and money market funds. The Company’s investment policy is to invest in high quality, investment grade securities from diverse issuers with credit ratings higher than BBB. In accordance with its investment policy, the Company’s investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. Government agency securities. The potential of credit losses for the remainder of the portfolio of available-for-sale debt securities is mitigated by the high quality nature of the investments. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. As of June 30, 2020, the Company did not recognize any year-to-date credit loss related to available-for-sale debt securities. The Company evaluates fair values for each individual security in the investment portfolio. See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 2—Revenue

The following table summarizes revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketplace revenue	$332,031	$135,199	$487,952	$262,367
Services revenue	96,706	45,896	168,840	88,067
Revenue	$428,737	$181,095	$656,792	$350,434

On May 4, 2020, Etsy started charging sellers on its marketplace platform for Offsite Ads, whereby sellers will pay Etsy an advertising fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by the Company on third-party internet platforms. The Company recognizes the revenue related to Offsite Ads on a gross basis in Marketplace revenue. The Company recognizes the cost of promoting the sellers’ listing on multiple third-party internet platforms as marketing expense.
Our dedicated on-site advertising service for sellers to promote their listings to shoppers on Etsy.com has been renamed Etsy Ads (formerly Promoted Listings). Revenue from Etsy Ads consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Etsy.com marketplace. Etsy Ads fees are based on an auction system, which utilizes the budget that each Etsy seller sets when using Etsy Ads to determine the cost-per-click fee. Etsy Ads fees are nonrefundable and are charged to a seller’s Etsy bill when the Etsy Ad is clicked, at which time the Company recognizes revenue as part of Services revenue.
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2020 that was included in the deferred balance at January 1, 2020 was $7.6 million.

Etsy, Inc.
Notes to Consolidated Financial Statements

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
For the six months ended June 30, 2020 the Company’s effective income tax rate was 10.7% representing an income tax provision recorded on net income before tax. The effective tax rate for the six months ended June 30, 2020 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, a benefit related to research and development tax credit and the impact from foreign operations that are subject to lower tax rates, partially offset by additional U.S. taxes on foreign earnings.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.3 million in the six months ended June 30, 2020, from $19.9 million at December 31, 2019 to $21.2 million at June 30, 2020. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $20.7 million at June 30, 2020. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax (benefit)/expense for the six months ended June 30, 2020 was nil, and the total amount accrued as of June 30, 2020 remained flat at $0.2 million from December 31, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$96,425	$18,223	$108,947	$49,802
Net income allocated to participating securities under the two-class method	—	(9)	—	(24)
Net income attributable to common stockholders—basic	96,425	18,214	108,947	49,778
Dilutive effect of net income allocated to participating securities under the two-class method	—	9	—	24
Add back interest expense, net of tax attributable to assumed conversion of the 2018 Notes (1)	3,969	—	7,891	—
Net income attributable to common stockholders—diluted	$100,394	$18,223	$116,838	$49,802

Denominator:
Weighted-average common shares outstanding—basic (2)	118,865,885	120,198,526	118,483,712	119,848,289
Dilutive effect of assumed conversion of options to purchase common stock	4,279,288	4,667,849	4,149,229	4,764,942
Dilutive effect of assumed conversion of restricted stock units	1,750,875	1,693,130	1,093,382	1,841,363
Dilutive effect of assumed conversion of the 2018 Notes (1)	9,511,993	4,226,839	9,511,993	3,989,402
Dilutive effect of assumed conversion of restricted stock from acquisition	—	21,399	—	19,029
Weighted-average common shares outstanding—diluted	134,408,041	130,807,743	133,238,316	130,463,025

Net income per share attributable to common stockholders—basic	$0.81	$0.15	$0.92	$0.42
Net income per share attributable to common stockholders—diluted	$0.75	$0.14	$0.88	$0.38

(1)
The Company used the if-converted method when calculating the dilutive effect of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) for the three and six months ended June 30, 2020 and used the treasury stock method for the three and six months ended June 30, 2019.

(2)	22,993 and 23,759 shares of unvested stock were considered participating securities and were excluded from basic shares outstanding for the three and six months ended June 30, 2019, respectively.

Since the Company expects to settle in cash the principal outstanding under the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), it used the treasury stock method to determine that the 2019 Notes were anti-dilutive for the three and six months ended June 30, 2020. The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	410,409	337,907	777,412	224,706
Restricted stock units	42,361	716,869	1,166,627	424,461
2019 Notes	7,412,600	—	7,412,600	—
Total anti-dilutive securities	7,865,370	1,054,776	9,356,639	649,167

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

Acquisition-related expenses are expensed as incurred and are recorded in general and administrative expenses. They were $0.6 million and $1.3 million for the three and six months ended June 30, 2020, respectively, and primarily related to non-recurring employee-related costs associated with the acquisition. Acquisition-related expenses were $1.2 million for both the three and six months ended June 30, 2019, and primarily related to advisory, legal, and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$192,365	$373,524
Net income	14,948	42,965

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, based on final values of each asset and acquisition-related expenses and are tax-effected. For the three and six months ended June 30, 2019, the pro forma financial information excludes $1.7 million of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$550,544	$—	$—	$550,544
	550,544	—	—	550,544
Short-term investments:
Certificate of deposit	—	14,998	—	14,998
Commercial paper	—	8,690	—	8,690
Corporate bonds	—	81,849	—	81,849
U.S. Government and agency securities	260,122	—	—	260,122
	260,122	105,537	—	365,659
Funds receivable and seller accounts:
Money market funds	35,495	—	—	35,495
	35,495	—	—	35,495
Long-term investments:
Certificate of deposit	—	2,040	—	2,040
Corporate bonds	—	13,803	—	13,803
U.S. Government and agency securities	57,300	—	—	57,300
	57,300	15,843	—	73,143
	$903,461	$121,380	$—	$1,024,841

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Certificate of deposit	$—	$2,959	$—	$2,959
Commercial paper	—	5,794	—	5,794
Money market funds	228,859	—	—	228,859
	228,859	8,753	—	237,612
Short-term investments:
Certificate of deposit	—	26,132	—	26,132
Commercial paper	—	29,320	—	29,320
Corporate bonds	—	114,202	—	114,202
U.S. Government and agency securities	204,305	—	—	204,305
	204,305	169,654	—	373,959
Funds receivable and seller accounts:
Money market funds	18,168	—	—	18,168
	18,168	—	—	18,168
Long-term investments:
Certificate of deposit	—	4,729	—	4,729
Corporate bonds	—	38,563	—	38,563
U.S. Government and agency securities	46,051	—	—	46,051
	46,051	43,292	—	89,343
	$497,383	$221,699	$—	$719,082

Level 1 instruments include investments in debt securities, including money market funds and U.S. Government and agency securities, which are valued based on inputs including quotes from broker-dealers or recently executed transactions in the same or similar securities.
Level 2 instruments include investments in debt securities, including fixed-income funds consisting of investments in certificates of deposit, commercial paper, and corporate bonds, which are valued based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
The Company did not have any Level 3 instruments as of June 30, 2020 and December 31, 2019.

The Company evaluates fair value for each individual security in the investment portfolio.
See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Disclosure of Fair Values

The Company’s financial instruments that are not remeasured at fair value include the 2018 Notes and 2019 Notes (see “Note 9—Debt”). The Company estimates the fair value of the 2018 Notes and 2019 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the 2018 Notes was $312.2 million and $310.3 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2019 Notes was $517.5 million and $522.2 million as of June 30, 2020 and December 31, 2019, respectively.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
June 30, 2020
Short-term investments:
Certificate of deposit	$14,938	$—	$60	$14,998
Commercial paper	8,634	—	56	8,690
Corporate bonds	81,426	(1)	424	81,849
U.S. Government and agency securities	259,245	—	877	260,122
	364,243	(1)	1,417	365,659
Long-term investments:
Certificate of deposit	2,041	(1)	—	2,040
Corporate bonds	13,765	(19)	57	13,803
U.S. Government and agency securities	57,060	—	240	57,300
	72,866	(20)	297	73,143
	$437,109	$(21)	$1,714	$438,802
December 31, 2019
Cash equivalents:
Certificate of deposit	$2,958	$—	$1	$2,959
Commercial paper	5,794	—	—	5,794
	8,752	—	1	8,753
Short-term investments:
Certificates of deposit	26,129	(3)	6	26,132
Commercial paper	29,319	(1)	2	29,320
Corporate bonds	114,068	(22)	156	114,202
U.S. Government and agency securities	204,246	(8)	67	204,305
	373,762	(34)	231	373,959
Long-term investments:
Certificate of deposit	4,727	—	2	4,729
Corporate bonds	38,582	(35)	16	38,563
U.S. Government and agency securities	46,017	(2)	36	46,051
	89,326	(37)	54	89,343
	$471,840	$(71)	$286	$472,055

All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of June 30, 2020. See “Note 6—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2020	As of December 31, 2019
Taxes payable	$64,320	$39,250
Vendor accruals	46,333	25,760
Employee compensation-related liabilities	23,363	23,335
Total accrued expenses	$134,016	$88,345

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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2020, holders of the 2019 Notes are not eligible to convert their 2019 Notes during the third quarter of 2020. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of June 30, 2020. As of June 30, 2020, the if-converted value of the 2019 Notes was approximately $137.4 million higher than the aggregate principal amount, or $787.4 million.
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
The Company capitalized $10.5 million of debt issuance costs in connection with the 2019 Notes. The effective interest rate for the 2019 Notes is 4.00%. Interest expense, including amortization of debt issuance costs, related to the 2019 Notes for the three and six months ended June 30, 2020 was $5.3 million and $10.6 million, respectively. Total unamortized debt issuance costs were $7.3 million and $7.8 million as of June 30, 2020 and December 31, 2019, respectively.
The estimated fair value of the 2019 Notes was $517.5 million and $522.2 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2019 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of June 30, 2020, there were no other material changes related to the 2019 Notes and 2019 Capped Call Transactions compared to that disclosed in the Annual Report.

Etsy, Inc.
Notes to Consolidated Financial Statements

2018 Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of the 2018 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses. The equity component of the 2018 Notes is approximately $72.8 million and is included in additional paid-in capital in the Consolidated Balance Sheets. The Company used $34.2 million of the net proceeds from the 2018 Notes offering to enter into separate capped call transactions (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2020. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of June 30, 2020. As of June 30, 2020, the if-converted value of the 2018 Notes was approximately $665.4 million higher than the aggregate principal amount, or $1.0 billion.
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
The Company capitalized $10.0 million of debt issuance costs in connection with the 2018 Notes. The effective interest rate for the 2018 Notes is 4.75%. Interest expense, including amortization of debt issuance costs, related to the 2018 Notes for the three months ended June 30, 2020 and 2019 was $4.0 million and $3.8 million, respectively. Interest expense, including amortization of debt issuance costs, related to the 2018 Notes for the six months ended June 30, 2020 and 2019 was $7.9 million and $7.5 million, respectively. Total unamortized debt issuance costs related to the 2018 Notes were $4.4 million and $5.2 million as of June 30, 2020 and December 31, 2019, respectively.
The estimated fair value of the 2018 Notes was $312.2 million and $310.3 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2018 Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in “Note 6—Fair Value Measurements.”
As of June 30, 2020, there were no other material changes related to the 2018 Notes and 2018 Capped Call Transactions compared to that disclosed in the Annual Report.
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

Etsy, Inc.
Notes to Consolidated Financial Statements

The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Interest expense related to debt issuance costs on the 2019 Credit Agreement for both the three and six months ended June 30, 2020 and 2019 was $0.1 million. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $1.0 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
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
The following table summarizes the Company’s cumulative share repurchase activity of the program noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2019	1,924,294	$50.65	$97,500	$102,500
Repurchases of common stock for the three months ended:
March 31, 2020	543,106	46.02	25,000	(25,000)
June 30, 2020	—	—	—	—
Balance as of June 30, 2020	2,467,400	$49.63	$122,500	$77,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources and all repurchased shares of common stock have been retired. In light of the macroeconomic situation related to COVID-19, our Board of Directors decided to temporarily pause share repurchases in the second quarter of 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 12—Stock-Based Compensation

During the three and six months ended June 30, 2020, the Company granted stock options and RSUs under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 5,917,139 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2020. At June 30, 2020, 31,831,808 shares were authorized under the 2015 Plan and 24,665,329 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Volatility	41.3% - 41.7%	39.2% - 39.5%	38.9% - 41.7%	39.2% - 39.5%
Risk-free interest rate	0.4% - 0.5%	1.9% - 2.4%	0.4% - 1.7%	1.9% - 2.5%
Expected term (in years)	5.52 - 6.16	5.50 - 6.16	5.52 - 6.16	5.50 - 6.16
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company’s options during the six months ended June 30, 2020 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,294,919	$16.26
Granted	645,300	45.26
Exercised	(957,999)	12.71
Forfeited/Canceled	(14,490)	32.15
Outstanding at June 30, 2020	5,967,730	19.93	7.23	$515,046
Total exercisable at June 30, 2020	3,638,011	13.37	6.71	337,836

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average grant date fair value of options granted	$28.97	$25.00	$17.72	$28.90
Intrinsic value of options exercised	32,034	8,373	52,458	36,896
Fair value of awards vested	19,022	12,108	26,408	18,191

The total unrecognized compensation expense at June 30, 2020 related to the Company’s options was $26.6 million, which will be recognized over an estimated weighted-average amortization period of 2.69 years.

Etsy, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity for the Company’s unvested RSUs during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	2,960,413	$40.61
Granted	1,509,157	44.16
Vested	(635,645)	32.34
Forfeited/Canceled	(141,115)	41.06
Unvested at June 30, 2020	3,692,810	43.46

The total unrecognized compensation expense at June 30, 2020 related to the Company’s unvested RSUs was $142.7 million, which will be recognized over an estimated weighted-average amortization period of 3.08 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$1,907	$1,456	$3,527	$2,555
Marketing	1,357	723	2,581	1,354
Product development	8,472	5,294	15,273	8,813
General and administrative	4,989	3,364	9,155	6,197
Stock-based compensation expense	$16,725	$10,837	$30,536	$18,919

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Annual Report”). This discussion, particularly information with respect to our outlook, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the “Risk Factors” section. For more information regarding key factors affecting our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report, which we incorporate by reference.
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
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities primarily include listing an item for sale; completing transactions between a buyer and a seller, which includes, beginning in the second quarter of 2020, an additional transaction fee related to offsite advertising; and using our payments services to process payments, including foreign currency transactions.
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include on-site advertising, which allow sellers to pay for prominent placement of their listings in search results; and shipping labels, which allow sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
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
Second Quarter 2020 Financial Highlights
As of June 30, 2020, our marketplaces connected 3.1 million active sellers and 60.3 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2020, sellers generated GMS of $2.7 billion and $4.0 billion, respectively, of which approximately 61% and 60%, respectively, came from purchases made on mobile devices. We are a global company and approximately 32% and 33% of our GMS in the three and six months ended June 30, 2020, respectively, came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $428.7 million and $656.8 million in the three and six months ended June 30, 2020, respectively, driven by strong growth in both Marketplace and Services revenue. In the three and six months ended June 30, 2020, we recorded net income of $96.4 million and $108.9 million, respectively, and non-GAAP Adjusted EBITDA of $150.6 million and $205.7 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash, cash equivalents, and short-term investments were $1.0 billion as of June 30, 2020. Etsy has $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 and $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026. Additionally, Etsy has the ability to draw down on its $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2020, Etsy had positive operating cash flows of $250.1 million.
Quarterly Operating Highlights
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. Etsy’s performance in the second quarter was extremely strong, with GMS growth of 145.6% and revenue growth of 136.7%. Factors contributing to this performance included our quick and successful transition to remote work; guarding the health and safety of our team; our agility in supporting our global seller community; and our investments in our brand and marketplace — all of which mitigated risk and maximized our financial performance. In addition, Etsy benefited from several tailwinds including the shift from off-line to online shopping, specific competitive dynamics, retail business closures, new buyer cohorts, pent-up demand, emerging categories such as face masks, gifting trends, and stimulus checks.
To capitalize on our unique and defensible “Right to Win,” we continued to invest in product development, making key improvements to the customer experience during the second quarter. Given the strong business trends, we’ve prioritized our product portfolio for 2020 both to invest in near term product improvements and allocate more resources to longer-term initiatives such as frequency and customer engagement. Highlights of our second quarter are outlined below:

•
We experienced broad-based demand across the Etsy marketplace, including significant demand for face masks. Mask GMS was approximately $346 million and non-mask GMS increased by 93% year-over-year, or by approximately $1.0 billion. Our team mobilized quickly to address the surge in face mask demand by scaling inventory with a call to action for sellers, retraining our search algorithms, creating on-site banners and automated filters, and managing delivery expectations.

•
We continued to adjust our marketing strategies and spend for the Etsy marketplace during the second quarter to respond quickly to changing macroeconomic dynamics and continue to build top of mind awareness for Etsy. We launched several new advertising campaigns, including a focus on supporting small businesses, an ‘always open’ message, and Etsy as a place for everyday needs. We developed a thoughtful and powerful strategy to define what “everyday” means for Etsy and bring it to life in our marketing and product experiences for buyers. We expanded our investment in performance marketing as return on investment remains strong across all channels, and we leveraged our new customer relationship management tools to optimize data in real-time and more effectively target buyers through Etsy’s owned and paid channels.

•
In the second quarter of 2020, we completed the migration of seller listings to our new Offsite Ads, an iteration on our advertising offerings, to help sellers more effectively drive traffic to their listings. Etsy will pay the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers.

•
To strengthen the buyer experience, we made improvements to mobile web: we enhanced search and discovery by improving our query-listing matching and continuing to iterate on ranking algorithms to deliver more relevant recommendations further along in the purchase funnel; we added a more prominent “In Stock” indicator to increase buyer confidence that an item is not mass-produced; we highlighted recent positive seller reviews to drive repeat purchases and spend per buyer; and unveiled a new augmented reality feature which helps buyers visualize the items they’re interested in purchasing in their own homes.

•
We continued to deepen the human connections and trust in our marketplace through product development efforts focused on the core buying experience, including improving shipping, fulfillment, and post-purchase experiences, and making our Etsy app more engaging and habit-driving.

•
During the second quarter the Etsy marketplace saw an influx of 18.7 million new and reactivated buyers; the latter being those who hadn’t purchased in a year or more. Given the significant amount of new buyers on the platform, our focus on buyer frequency became even more urgent, specifically engaging first-time buyers to bring them back to Etsy to make their second purchase. We are focused on increasing the 30 day repeat purchase rate for new buyers by using strategies such as targeting buyers on and off site with personalized and consistent messaging across many channels.

•
Reverb benefited from similar macroeconomic ecommerce tailwinds to Etsy during the second quarter, as well as a strong increase in new buyers and novice musicians. We continued to execute on product and marketing initiatives to bolster Reverb’s two-sided marketplace. Beginning on August 4, 2020, Reverb increased its seller transaction fee for the first time from 3.5% to 5%. Reverb plans to increase investments in marketing, expand its global customer engagement team, and grow the capacity of its team that creates and enhances seller tools and services.

Quarterly Impact Highlights

We continued to make progress on our impact strategy, reflecting the positive economic, social, and ecological impact we want to have on the world while advancing and complementing our business strategy. Highlights during the second quarter are outlined below:

•
In living up to our mission to “Keep Commerce Human,” when the pandemic began impacting our seller community, we continued our seller support initiatives in the second quarter, including waiving certain seller fees, providing sellers a one-month grace period to pay their bills, and providing listing credits for mask sellers. The combination of one-time investments to support our sellers totaled approximately $12 million in the second quarter of 2020.

•
Etsy stands for the human connections made on our platform and the lives behind them. Black Lives Matter is the civil rights movement of our time, addressing a fundamental inequality in our society: that Black lives are too often undervalued. In support of this movement, in the second quarter of 2020 Etsy made $1 million in donations to the Equal Justice Initiative and Borealis Philanthropy’s Black-Led Movement Fund and matched employee donations.

•
We deepened our commitment to carbon-offset shipping by offsetting 100% of Reverb’s emissions from shipping beginning in April of 2020. Now, as with the Etsy marketplace, for every item purchased on Reverb, we will invest in environmental projects to offset the impact from shipping.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited non-GAAP financial measures and key operating and financial metrics we use are:

	Three Months Ended June 30,		% Growth (Decline) Y/Y		Six Months Ended June 30,		% Growth (Decline) Y/Y
	2020	2019			2020	2019

	(in thousands, except percentages)
GMS (1)	$2,688,783	$1,094,829	145.6%		$4,042,074	$2,118,857	90.8%
Revenue	$428,737	$181,095	136.7%		$656,792	$350,434	87.4%
Marketplace revenue	$332,031	$135,199	145.6%		$487,952	$262,367	86.0%
Services revenue	$96,706	$45,896	110.7%		$168,840	$88,067	91.7%
Net income	$96,425	$18,223	429.1%		$108,947	$49,802	118.8%
Adjusted EBITDA (Non-GAAP)	$150,628	$39,701	279.4%		$205,684	$89,568	129.6%

Active sellers	3,140	2,333	34.6%		3,140	2,333	34.6%
Active buyers	60,274	42,742	41.0%		60,274	42,742	41.0%
Percent mobile GMS	61%	58%	300	bps	60%	58%	200	bps
Percent international GMS	32%	38%	(600	) bps	33%	38%	(500	) bps

(1)
GMS for the three and six months ended June 30, 2020, includes Reverb’s GMS of $227.0 million and $395.3 million, respectively. Etsy.com GMS for the three and six months ended June 30, 2020 was $2.5 billion and $3.6 billion, respectively.

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
GMS increased $1.6 billion, or 145.6%, to $2.7 billion and increased $1.9 billion, or 90.8%, to $4.0 billion in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. GMS for the three and six months ended June 30, 2020, included $227.0 million and $395.3 million, respectively, related to the results of Reverb. On a currency-neutral basis GMS growth for the three and six months ended June 30, 2020 would have been 146.7% and 91.6%, respectively, or approximately 110 basis points higher than the reported 145.6% growth and 80 basis points higher than the reported 90.8% growth, respectively. Supporting this growth in GMS, both active sellers and active buyers had strong year-over-year growth. Active sellers increased 34.6% to 3.1 million, and active buyers increased 41.0% to 60.3 million at June 30, 2020 compared to June 30, 2019. In the three and six months ended June 30, 2020, GMS from new buyers grew 162% and 94%, respectively, year-over-year and represented approximately 18% and 17% of overall GMS, respectively, a slight increase in the three months ended June 30, 2020 and flat in the six months ended June 30, 2020 compared to last year. In the three and six months ended June 30, 2020, GMS from existing buyers grew 142% and 90%, respectively, year-over-year and represented approximately 82% and 83% of overall GMS, respectively, a slight decrease in the three months ended June 30, 2020 and flat in the six months ended June 30, 2020 compared to last year.
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
During the three and six months ended June 30, 2020, mobile GMS increased as a percentage of total GMS to approximately 61% and 60%, respectively, up from approximately 58% for both the three and six months ended June 30, 2019.
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
For the three and six months ended June 30, 2020, international GMS decreased as a percentage of total GMS to approximately 32% and 33%, respectively, down from approximately 38% for both the three and six months ended June 30, 2019, driven by strong growth in U.S. domestic GMS, which is GMS generated between an U.S. buyer and an U.S. seller, and the acquisition of Reverb, which primarily has U.S. domestic GMS. International GMS increased approximately 111% and 70%, respectively, in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 191% and 117%, respectively in the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019, respectively. The increase in international GMS was partially offset by decreases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three and six months ended June 30, 2020 would have been 114% and 72%, respectively.

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
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2020	145.6%	146.7%	(1.1)%	90.8%	91.6%	(0.8)%
March 31, 2020	32.2%	32.6%	(0.4)%	32.2%	32.6%	(0.4)%
December 31, 2019	32.8%	33.0%	(0.2)%	26.5%	27.5%	(1.0)%
September 30, 2019	30.1%	31.1%	(1.0)%	23.6%	26.1%	(2.5)%
June 30, 2019	21.4%	22.8%	(1.4)%	20.2%	21.7%	(1.5)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
Marketplace	$332,031	$135,199	$487,952	$262,367
Services	96,706	45,896	168,840	88,067
Total revenue	428,737	181,095	656,792	350,434
Cost of revenue	111,381	58,605	193,797	111,263
Gross profit	317,356	122,490	462,995	239,171
Operating expenses:
Marketing	114,707	45,994	163,212	81,438
Product development	45,233	28,765	83,015	53,712
General and administrative	38,276	29,883	72,263	54,530
Total operating expenses	198,216	104,642	318,490	189,680
Income from operations	119,140	17,848	144,505	49,491
Other expense, net	(6,824)	(1,479)	(22,496)	(1,685)
Income before income taxes	112,316	16,369	122,009	47,806
(Provision) benefit for income taxes	(15,891)	1,854	(13,062)	1,996
Net income	$96,425	$18,223	$108,947	$49,802

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Marketplace	77.4%	74.7%	74.3%	74.9%
Services	22.6	25.3	25.7	25.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	26.0	32.4	29.5	31.8
Gross profit	74.0	67.6	70.5	68.2
Operating expenses:
Marketing	26.8	25.4	24.8	23.2
Product development	10.6	15.9	12.6	15.3
General and administrative	8.9	16.5	11.0	15.6
Total operating expenses	46.2	57.8	48.5	54.1
Income from operations	27.8	9.9	22.0	14.1
Other expense, net	(1.6)	(0.8)	(3.4)	(0.5)
Income before income taxes	26.2	9.0	18.6	13.6
(Provision) benefit for income taxes	(3.7)	1.0	(2.0)	0.6
Net income	22.5%	10.1%	16.6%	14.2%

Comparison of Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$332,031	$135,199	$196,832	145.6%
Percentage of total revenue	77.4%	74.7%
Services	$96,706	$45,896	$50,810	110.7%
Percentage of total revenue	22.6%	25.3%
Total revenue	$428,737	$181,095	$247,642	136.7%
Revenue increased $247.6 million, or 136.7%, to $428.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, of which 77.4% consisted of Marketplace revenue and 22.6% consisted of Services revenue.
During the three months ended June 30, 2020, Etsy transitioned from its combined “Etsy Ads” on-site and offsite advertising to two separate advertising offerings: Offsite Ads, with 12% or 15% transaction fees reported in Marketplace revenue, and Etsy Ads, the new name for our on-site product (formerly Promoted Listings), with advertising fees reported in Services revenue.
Marketplace revenue increased $196.8 million, or 145.6%, to $332.0 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the three months ended June 30, 2020 to a total of $2.7 billion, and the balance was due to pricing related to the introduction of our new Offsite Ads fee. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to our acquisition of Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 132.1%, payments revenue grew 149.4%, and listing fee revenue increased 78.8% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the three months ended June 30, 2020, up from 87% in the three months ended June 30, 2019.
Services revenue increased $50.8 million, or 110.7%, to $96.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The growth in Services revenue was primarily driven by an increase of 102.3% in on-site advertising revenue (through our renamed Etsy Ads product), which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 206.9% from the prior year quarter. The increase in advertising revenue was primarily due to higher click volume. The increase in shipping label revenue was primarily driven by an increase in label volume.

Cost of Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$111,381	$58,605	$52,776	90.1%
Percentage of total revenue	26.0%	32.4%
Cost of revenue increased $52.8 million, or 90.1%, to $111.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by increased costs related to overall volume increases on our marketplaces. The increase in cost of revenue was also driven by the cost of revenue associated with the Reverb.com marketplace, which includes amortization expense for developed technology and employee compensation-related expenses. Additionally, there was an increase in cloud-related hosting and bandwidth costs.
Operating Expenses

We had 1,292 total employees on June 30, 2020, of which 190 were Reverb employees, compared with 950 total employees on June 30, 2019 and 1,240 on December 31, 2019.
Marketing

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Marketing	$114,707	$45,994	$68,713	149.4%
Percentage of total revenue	26.8%	25.4%
Marketing expenses increased $68.7 million, or 149.4%, to $114.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns, both related to buyer acquisition. Paid GMS was 21% of overall GMS in the three months ended June 30, 2020, compared to 15% in the three months ended June 30, 2019, which is a result of the launch of Offsite Ads and higher return on ad spend due to favorable competitive dynamics during the second quarter of 2020. Marketing expense also increased due to the acquisition of Reverb, which includes amortization expense for customer relationships and trademark.
Product development

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Product development	$45,233	$28,765	$16,468	57.3%
Percentage of total revenue	10.6%	15.9%
Product development expenses increased $16.5 million, or 57.3%, to $45.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily a result of an increase in employee compensation-related expenses, including stock-based compensation and the acquisition of Reverb, mainly driven by an increase in average headcount.

General and administrative

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
General and administrative	$38,276	$29,883	$8,393	28.1%
Percentage of total revenue	8.9%	16.5%
General and administrative expenses increased $8.4 million, or 28.1%, to $38.3 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to increased employee compensation-related expenses, including stock-based compensation, which were mainly the result of an increase in average headcount, and due to general and administrative expenses associated with the Reverb.com marketplace.
Other Expense, net

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(10,026)	$(4,678)	$(5,348)	114.3%
Percentage of total revenue	(2.3)%	(2.6)%
Interest and other income	$1,732	$3,391	$(1,659)	(48.9)%
Percentage of total revenue	0.4%	1.9%
Foreign exchange gain (loss)	$1,470	$(192)	$1,662	(865.6)%
Percentage of total revenue	0.3%	(0.1)%
Other expense, net	$(6,824)	$(1,479)	$(5,345)	361.4%
Percentage of total revenue	(1.6)%	(0.8)%
Other expense, net was $6.8 million in the three months ended June 30, 2020, which increased $5.3 million from $1.5 million in the three months ended June 30, 2019. The increase in expense was primarily driven by interest expense related to our convertible debt issued in the third quarter of 2019.
(Provision) Benefit for Income Taxes

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(15,891)	$1,854	$(17,745)	(957.1)%
Percentage of total revenue	(3.7)%	1.0%
Our income tax provision and benefit for the three months ended June 30, 2020 and 2019 was $15.9 million and $1.9 million, respectively.
The primary driver of our income tax provision for the three months ended June 30, 2020 was tax expense of $20.0 million on income before income taxes, partially offset by excess tax benefits from employee stock-based compensation of $5.9 million.
The primary driver of our income tax benefit for the three months ended June 30, 2019 was excess tax benefit from employee stock-based compensation of $5.2 million partially offset by tax expense of $3.1 million on income before income taxes.

Comparison of Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$487,952	$262,367	$225,585	86.0%
Percentage of total revenue	74.3%	74.9%
Services	$168,840	$88,067	$80,773	91.7%
Percentage of total revenue	25.7%	25.1%
Total revenue	$656,792	$350,434	$306,358	87.4%
Revenue increased $306.4 million, or 87.4%, to $656.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, of which 74.3% consisted of Marketplace revenue and 25.7% consisted of Services revenue.
Marketplace revenue increased $225.6 million, or 86.0%, to $488.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the six months ended June 30, 2020 to a total of $4.0 billion, and the balance was due to pricing related to the introduction of our new Offsite Ads fee. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to our acquisition of Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 77.8%, payments revenue increased 92.9%, and listing fee revenue increased 46.0% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 91% in the six months ended June 30, 2020, up from 86% in the six months ended June 30, 2019.
Services revenue increased $80.8 million, or 91.7%, to $168.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The growth in Services revenue was primarily driven by an increase of 87.0% in advertising revenue, which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 153.7% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads (formerly Promoted Listings), and to a lesser extent, due to revenue from Google Shopping until the launch of Offsite Ads. Prior to September 2019, Google Shopping was recorded net in Services revenue, and thus, there was no corresponding revenue amount in the six months ended June 30, 2019. The increase in shipping label revenue was primarily driven by an increase in label volume.

Cost of Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$193,797	$111,263	$82,534	74.2%
Percentage of total revenue	29.5%	31.8%
Cost of revenue increased $82.5 million, or 74.2%, to $193.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by increased costs related to overall volume increases on our marketplaces. Additionally, the six months ended June 30, 2020 includes costs related to Google Shopping under our former combined “Etsy Ads” on-site and offsite advertising offering. The increase in cost of revenue was also driven by the cost of revenue associated with the Reverb.com marketplace, which includes amortization expense for developed technology and employee compensation-related expenses. Cloud-related hosting and bandwidth costs also contributed to the overall increase.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Marketing	$163,212	$81,438	$81,774	100.4%
Percentage of total revenue	24.8%	23.2%
Marketing expenses increased $81.8 million, or 100.4%, to $163.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns, both related to buyer acquisition. Paid GMS was 19% of overall GMS in the six months ended June 30, 2020, up from paid GMS of 15% in the six months ended June 30, 2019, which is a result of the launch of Offsite Ads and higher return on ad spend due to favorable competitive dynamics during the second quarter of 2020. Marketing expenses also increased due to expenses associated with the Reverb.com marketplace, which include amortization expense for customer relationships and trademark. Additionally, the increase in marketing expenses was driven by increased employee compensation-related expenses, including stock-based compensation, mainly the result of an increase in average headcount.
Product development

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Product development	$83,015	$53,712	$29,303	54.6%
Percentage of total revenue	12.6%	15.3%
Product development expenses increased $29.3 million, or 54.6%, to $83.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of an increase in employee compensation-related expenses, including stock-based compensation and the acquisition of Reverb, mainly driven by an increase in average headcount. This increase was also driven, to a lesser extent, by a decrease in the amount of employee-related costs capitalized as a result of several larger project launches in 2019, mainly related to cloud migration.
General and administrative

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
General and administrative	$72,263	$54,530	$17,733	32.5%
Percentage of total revenue	11.0%	15.6%
General and administrative expenses increased $17.7 million, or 32.5%, to $72.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to increased employee compensation-related expenses, including stock-based compensation, which were mainly the result of an increase in average headcount, and due to general and administrative expenses associated with the Reverb.com marketplace.

Other Expense, net

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(19,993)	$(9,331)	$(10,662)	114.3%
Percentage of total revenue	(3.0)%	(2.7)%
Interest and other income	$5,345	$6,776	$(1,431)	(21.1)%
Percentage of total revenue	0.8%	1.9%
Foreign exchange (loss) gain	$(7,848)	$870	$(8,718)	(1,002.1)%
Percentage of total revenue	(1.2)%	0.2%
Other expense, net	$(22,496)	$(1,685)	$(20,811)	1,235.1%
Percentage of total revenue	(3.4)%	(0.5)%
Other expense, net was $22.5 million in the six months ended June 30, 2020, which increased $20.8 million from $1.7 million in the six months ended June 30, 2019. The increase in expense was primarily driven by interest expense related to our convertible debt issued in the third quarter of 2019 and the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances. In the first quarter of 2020, due to macroeconomic trends, we held more foreign currencies than usual to ensure the timeliness of paying our sellers in their local currency.
(Provision) Benefit for Income Taxes

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(13,062)	$1,996	$(15,058)	(754.4)%
Percentage of total revenue	(2.0)%	0.6%
Our income tax provision and benefit for the six months ended June 30, 2020 and 2019 was $13.1 million and $2.0 million, respectively.
The primary driver of our income tax provision for the six months ended June 30, 2020 was tax expense of $21.3 million on income before income taxes, partially offset by excess tax benefits from employee stock-based compensation of $10.3 million.
The primary driver of our income tax benefit for the six months ended June 30, 2019 was excess tax benefit from employee stock-based compensation of $11.9 million, partially offset by tax expense of $8.1 million on income before income taxes and tax expense on U.S. Tax Reform items of $1.6 million.

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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$96,425	$18,223	$108,947	$49,802
Excluding:
Interest and other non-operating expense, net (1)	8,294	1,287	14,648	2,555
Provision (benefit) for income taxes (2)	15,891	(1,854)	13,062	(1,996)
Depreciation and amortization (3)	14,171	9,810	29,334	19,952
Stock-based compensation expense (4)	16,725	10,837	30,536	18,919
Foreign exchange (gain) loss (5)	(1,470)	192	7,848	(870)
Acquisition-related expenses (6)	592	1,206	1,309	1,206
Adjusted EBITDA	$150,628	$39,701	$205,684	$89,568

(1)
Included in interest and other non-operating expense, net is interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018 and September 2019.

(2)
See “Results of Operations—(Provision) Benefit for Income Taxes” for more information on the fluctuation in provision (benefit) for income taxes in the three and six months ended June 30, 2020 and 2019.

(3)
Included in depreciation and amortization is depreciation expense related to our headquarters lease, which is accounted for as a finance lease. Additionally, the three and six months ended June 30, 2020 include amortization expense related to acquired intangible assets and developed technology related to the acquisition of Reverb in the third quarter of 2019.

(4)	Stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$1,907	$1,456	$3,527	$2,555
Marketing	1,357	723	2,581	1,354
Product development	8,472	5,294	15,273	8,813
General and administrative	4,989	3,364	9,155	6,197
Stock-based compensation expense	$16,725	$10,837	$30,536	$18,919

(5)	Foreign exchange (gain) loss is primarily driven by the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances.

(6)	Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $1.0 billion as of June 30, 2020. Additionally, we have $73.1 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2020, we had positive operating cash flows of $250.1 million and we expect to generate additional cash flow from operations in the remainder of 2020. We believe that this capital resource structure, as well as the nature and the framework of our business will allow us to meet our operating cash needs for at least the next 12 months, meet all debt covenants, and be able to react to changing macroeconomic conditions. In light of the macroeconomic situation related to COVID-19, our Board of Directors decided to temporarily pause share repurchases in the second quarter of 2020.
The following table shows our cash and cash equivalents, and short- and long-term investments, and our accounts receivable, net and net working capital as of the date indicated:

As of June 30, 2020
(in thousands)
Cash and cash equivalents	$677,524
Short-term investments	365,659
Long-term investments	73,143
Total cash and cash equivalents, and short- and long-term investments	$1,116,326
Accounts receivable, net	$16,527
Net working capital	914,756
As of June 30, 2020, our cash and cash equivalents, a majority of which were held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes.
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
Sources of Liquidity
In September 2019, we issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Securities Act”). The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting initial purchasers' discount and offering expenses. Based on the terms of the 2019 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when we receive a conversion notice. Accordingly, we cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of June 30, 2020. For more information on the 2019 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
In March 2018, we issued $345.0 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”) in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2020. Based on the terms of the 2018 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Accordingly, we cannot be required to settle the 2018 Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of June 30, 2020. For more information on the 2018 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.

On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At June 30, 2020, the Company did not have any borrowings under the 2019 Credit Agreement. For more information on the 2019 Credit Agreement, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our “Risk Factors” in this report.
The majority of our cash and cash equivalents and short- and long-term investments are held in the United States. We fund our international operations from our funds held in the United States on an as-needed basis.
Historical Cash Flows

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash provided by (used in):
Operating activities	$250,095	$81,294
Investing activities	22,732	(47,955)
Financing activities	(38,503)	(40,604)

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
Net cash provided by operating activities was $250.1 million in the six months ended June 30, 2020, primarily driven by cash net income of $211.4 million as a result of revenue generated on our platform and changes in our operating assets and liabilities that provided $38.7 million in cash, driven by payment timing of payables in the period.
Net cash provided by operating activities was $81.3 million in the six months ended June 30, 2019, primarily driven by cash net income of $95.9 million, as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $14.6 million in cash, driven by payment timing of payables and prepayments in the period.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash provided by investing activities was $22.7 million in the six months ended June 30, 2020. This was primarily attributable to net sales of marketable securities of $25.0 million. This was partially offset by $2.3 million in capital expenditures, including $2.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform and focused on growth investments.
Net cash used in investing activities was $48.0 million in the six months ended June 30, 2019. This was primarily attributable to net purchases of marketable securities of $39.5 million and $8.4 million in capital expenditures, including $4.7 million for website development and internal-use software.

Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock under share repurchase programs, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, and payments on finance lease obligations.
Net cash used in financing activities was $38.5 million in the six months ended June 30, 2020. This was primarily attributable to the January 2020 stock repurchases of $25.0 million, payment of tax obligations on vested equity awards of $10.6 million, and payments on finance lease obligations of $4.9 million, partially offset by proceeds from the exercise of stock options of $12.2 million.
Net cash used in financing activities was $40.6 million in the six months ended June 30, 2019. This was primarily attributable to stock repurchases under the share repurchase program of $27.5 million, payment of tax obligations on vested equity awards of $16.2 million, and payments on finance lease obligations of $5.5 million, partially offset by proceeds from the exercise of stock options of $7.8 million.
Off Balance Sheet Arrangements
As of June 30, 2020, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of June 30, 2020, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the ongoing COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position are unclear; however the Company believes it has used reasonable estimates and assumptions in preparing the consolidated financial statements. Our actual results could differ from these estimates.
Except for changes resulting from the adoption of new accounting standards during the first quarter of 2020, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies,” there have been no significant changes to our critical accounting policies and estimates included in the Company’s Annual Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2020, compared to those discussed in the Annual Report, except as described below.
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

In both the three and six months ended June 30, 2020, approximately 19% of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and six months ended June 30, 2020 would have been 146.7% and 91.6%, respectively, or approximately 110 basis points higher than the reported 145.6% growth and 80 basis points higher than the reported 90.8% growth, respectively.

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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $16.2 million or approximately 2.5% of total revenue for the six months ended June 30, 2020. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $1.8 million based on balance sheet balances as of June 30, 2020, which has been reduced from $11.5 million as of December 31, 2019, as we settled a significant portion of our intercompany balances that could generate foreign exchange gains or losses in the first quarter of 2020. This compares to a revenue decrease of $9.2 million or approximately 2.6% of total revenue for the six months ended June 30, 2019 and a currency exchange loss of $23.4 million based on the same analysis performed based on balance sheet balances as of June 30, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our common stock and other securities could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. The pandemic and related government and private sector responsive actions have already affected the broader economies and financial markets, triggering an economic downturn, which has at points adversely affected, and could again adversely affect demand for our products. It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to rapidly evolve. The COVID-19 pandemic has disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures, and travel restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our GMS and revenue could be negatively impacted.
As a result of the COVID-19 pandemic, our employees continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues and as certain businesses return to on-site operations, we may experience disruptions as our employees or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud concerns.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as “essential” versus “non-essential items.” It is difficult to predict how our business might be impacted by changing consumer spending patterns. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, stimulus checks and risks, or the public perception of risks, related to epidemics or pandemics like COVID-19. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the virus, its spread to other regions, as well as the actions taken to contain it, among others. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. For example, we historically provide annual guidance, but we withdrew our 2020 annual guidance on April 2, 2020 given the economic uncertainty caused by the COVID-19 pandemic. On August 5, 2020, we provided guidance for the third quarter of 2020. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict, particularly in the long term. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock would decline.
Given the uncertainty surrounding the impacts of COVID-19, we may choose to discontinue providing guidance, or provide more limited guidance, as we have for the third quarter of 2020. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platform appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platform, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
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
We have experienced rapid growth and we may not maintain profitability in the future.
We have experienced rapid growth in our business, in the number of buyers and sellers, and in the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures in line with our current growth. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the COVID-19 pandemic and the associated adverse macroeconomic environment, which could, among other things, trigger a deceleration of our GMS growth rate and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises, or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, which may cause consumer discretionary spending to decline for an unknown period of time. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as “essential” versus “non-essential” items. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the terms of the United Kingdom’s exit from the European Union (“E.U.”) commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S. denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the six months ended June 30, 2020, approximately 81% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. Certain events, such as hurricanes and other natural disasters, political instability or crises, public health crises, disruption of public services, and significant news items in the United States or internationally that distract the public, may impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplaces and ship their goods, which may increase seller defaults and delinquencies. These kinds of events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.

Our ability to recruit and retain employees is important to our success.
Our ability to attract, retain, and motivate employees, including our management team, is important to our success. We strive to attract, retain, and motivate employees, from our office administrators to our engineers to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment. We may not meet our impact goal of building diverse and inclusive workforces that are broadly representative of their communities.
Some of the challenges we face in attracting and retaining employees include:

•	perceived uncertainties as to our commitment to our mission, guiding principles, and culture;

•	skepticism regarding our ability to continue to accelerate GMS growth in the future;

•	continuing to offer competitive compensation and benefits;

•	evolving expectations regarding the ability to work remotely;

•	enhancing engagement levels among existing employees and supporting their work-life balance;

•	attracting and retaining qualified employees who support our mission and guiding principles;

•	promotion opportunities for employees into leadership positions;

•	hiring employees in multiple locations globally; and

•	responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
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
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer, or unsuccessful succession planning, could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
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

The trustworthiness of our marketplaces and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:

•	complaints or negative publicity about us, our platforms, or our policies and guidelines, even if factually incorrect or based on isolated incidents;

•	an inability to gain the trust of prospective buyers;

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
Creating a trusted brand is one of the key elements of our strategy. In particular, we are focused on enhancing customer service for sellers and buyers. We continue to evolve our offerings and improve our customer experience on our marketplaces. If our efforts to maintain or enhance customer service are unsuccessful or if our customer service platform fails to meet our needs, we may need to invest additional resources in customer service and our ability to maintain trustworthy marketplaces could be harmed.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete and the cost of incorporating new technologies into our products and services may be substantial. We strive to respond to evolving customer needs and regularly invest in and launch new products, features, and services including, for example, Etsy’s free shipping initiative and the changes to our advertising products that were launched in April 2020. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
We continue to iterate on and invest in our marketing strategies, which may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Our primary marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email. Additionally, we engage in brand advertising via channels such as television and digital video advertising. We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and, therefore, reduce the number of visits. We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers) and GMS. Etsy-provided controls for users to limit third party advertising features, along with the growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more buyers to our platform. In addition, ongoing privacy regulatory changes, such as the E.U. General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (“CCPA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.
We also obtain a significant number of visits through email. If we are unable to successfully deliver emails to our sellers and buyers, if our email subscription tools do not function correctly, or if our sellers and buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. As e-commerce, search, and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.
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
Our vision is both global and local and we are focused on growing our business outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations over a broad geographic area with varying cultural norms and customs, and adapting our platform to local markets.
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
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional tariffs and customs that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, varying quarantines, closures, delayed or terminated delivery services, and travel restrictions related to the ongoing COVID-19 pandemic may interfere with our international growth strategy.
Our success outside the United States depends upon our ability to attract sellers and buyers from the same countries in order to enable the growth of local markets. If we are not able to expand outside of the United States successfully, our growth prospects could be harmed. An inability to develop our community globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Competition is also likely to intensify outside of the United States, both where we operate now and where we plan to expand. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets, along with regulations that may favor local companies. Some of our competitors may also be able to develop and grow internationally more quickly than we will.
Continued international expansion may also require significant financial investment. For example, Etsy has made initial investments to explore growth opportunities in India, a dynamic market where we have limited operating experience. We plan to invest in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
Further expansion outside of the United States will subject us to risks associated with operations abroad.
Doing business outside of the United States subjects us to increased risks and burdens such as:

•
complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, consumer protection, online platform liability, ecommerce marketplace regulation, and taxation of goods and services);

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

•	varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;

•	our ability to enforce contracts, our policies, and intellectual property rights in jurisdictions outside the United States;

•	geopolitical events such as natural disasters, terrorism, and acts of war;

•	uncertainties on the continuing impact of pandemic-related quarantines, closures, delayed or shut down delivery services, and travel restrictions on operations;

•	uncertainties and instability in U.K. and European markets caused by Brexit; and

•	barriers to international trade, such as tariffs, customs, or other taxes.
Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected. In particular, buyers and sellers seeking to engage in cross-border sales may become subject to an increasing number of barriers to international trade such as tariffs, customs, or other taxes. In addition, Etsy may become subject to increased liability in certain jurisdictions if the buyer or seller are not readily available under the laws of that jurisdiction.
If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.
Legal, political, and economic uncertainty surrounding the United Kingdom’s recent departure from the E.U. may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom, and pose additional risks to our business, revenue, financial condition, and results of operations.
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
Continuing lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, privacy and information security laws, environmental, health, and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. In addition, depending on the terms of the United Kingdom’s withdrawal from the E.U., the United Kingdom could lose the benefits of global trade agreements negotiated by the E.U. on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the E.U. and, in particular, any arrangements for the United Kingdom to retain access to E.U. markets going forward.
The United Kingdom is one of our core markets. We are continuing to monitor Brexit developments to enable us to adjust our business and operations as appropriate with the goal of continuing to provide services to our United Kingdom and E.U. buyers and sellers after the transition period ends, including in the event of loss of all U.K. access to E.U. markets as well as lack of favorable resolution with regard to other E.U. rules and regulations. A failure by the United Kingdom and the E.U. to negotiate agreements favorable to the United Kingdom by the end of the transition period and ongoing uncertainty with respect to potential divergent regulatory standards, however, could result in additional operational, regulatory, and compliance costs to us as well as decreased revenue, all of which could adversely affect our business, results of operations, and financial condition.
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
In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, the evolving data protection landscape also creates uncertainty as to how to comply with E.U. privacy law, including potentially inconsistent guidance, rulings, or requirements from multiple authorities in the E.U., as well as in the U.S. and worldwide. Further, we may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements). The Court of Justice of the European Union recently found Privacy Shield, a framework enabling cross-border transfers of personal data between the E.U. and the U.S., to be invalid. While Etsy does not rely upon Privacy Shield for cross-border transfers, Reverb has done so. While effective solutions may be available to permit these transfers, this may nonetheless impede Etsy and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or third party providers fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us and taking steps to comply with applicable laws and licensing regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems less profitable. For example, any significant change in credit or debit card interchange rates in the United States or other markets, including as a result of changes in interchange fee limitations, may negatively impact payments on our platform.
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
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements (including the Payment Card Industry Data Security Standard) and direct contractual requirements from our third-party payments processors regarding our respective compliance programs, all of which are subject to change. Failure to comply with these rules and requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or impact our relationship with our third-party payments processors. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our sellers, which may negatively impact payments on our platform, usage of our payments services, and our marketplaces.
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
A successful cyber attack could occur and persist for an extended period of time before being detected. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our community, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident. Remediation of cyber attacks may be costly and may cause further disruption to services. Applicable rules regarding how to respond, notice to users and reporting to regulators vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
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

We may expand our business through acquisitions of other businesses or assets or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful, including our acquisition of Reverb.
We have acquired a number of other businesses in the past, including our 2019 acquisition of Reverb, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, or any partnerships, and the integration of Reverb and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The Reverb acquisition and any future acquisitions or partnership may result in unforeseen operational difficulties and expenditures associated with:

•	integrating new businesses and technologies into our infrastructure;

•	implementing growth initiatives;

•	integrating administrative functions;

•	hiring, retaining, and integrating key employees;

•	supporting and enhancing morale and culture;

•	retaining key customers, merchants, vendors, and other key business partners;

•	maintaining or developing controls, procedures, and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

•
assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyber attacks, taxes, and other matters.

We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions or partnership could be viewed negatively by analysts, investors, or the members of our community.
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
We have adopted policies and procedures that are intended to ensure compliance with anti-corruption, anti-money laundering, export controls, and trade sanctions requirements. In addition, as stated elsewhere in these Risk Factors, we rely upon third-party service providers to perform certain underlying compliance, credit card processing identity verification, and risk and fraud analysis services. If we or our service providers do not perform adequately, our fraud prevention and detection tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.
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
We compete for sellers with both retailers and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Google, Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platform, such as Bigcommerce and Shopify.

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
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
We compete to attract, engage, and retain buyers based on many factors, including:

•	the breadth and quality of items that sellers list in our marketplaces;

•	the ease of finding items;

•	our brand awareness;

•	the person-to-person commerce experience;

•	customer service;

•	our reputation for trustworthiness;

•	our mobile apps;

•	the availability of timely, fair, and free shipping offered by Etsy sellers to Etsy buyers;

•	ease of payment; and

•	the availability and reliability of our platform.
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
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, many countries continue to experience delays in international shipping due to the COVID-19 pandemic. Additionally, disruptions in the operations of a substantial number of our sellers could also result in negative experiences for a substantial number of our buyers, which could harm our reputation and adversely affect our business. For example, beginning in the second quarter of 2020, we began experiencing a surge in demand for handmade face masks, hand sanitizer, and other COVID-19-related products. If buyers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our reputation could be damaged.
Our reputation may be harmed if members of our community use illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our community. Our policies promote legal and ethical business practices. Etsy expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. However, we do not control our sellers or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
Our business depends on network and mobile infrastructure provided by third parties and on our ability to maintain and scale the technology underlying our platform.
The reliability of our platform is important to our ability to generate and grow revenue, our reputation, and our ability to attract and retain our sellers and buyers. As the number of sellers and buyers, volume of traffic, number of transactions, and the amount of information shared on our platform grow, our need for additional network capacity and computing power will also grow. The operation of the technology underlying our platform is expensive and complex, and we could experience operational failures. If we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. The investments we make in our platform are designed to grow our business and to improve our operating results in the long-term, but these investments could also delay our ability to achieve profitability or reduce profitability in the near term. Upgrading our platform, software, and networks may also subject us to disruptions, failures, or delays.
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
We frequently receive communications alleging that items listed in our marketplaces infringe third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with proactive anti-counterfeiting measures our platform employs and continues to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies. These procedures and our policies may require significant investment and be costly to implement and maintain.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers, and for non-intellectual property state law claims against content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings, including analogous ones in other jurisdictions, may change unfavorably. In that event, we may be held directly or secondarily liable for the intellectual property infringement of our sellers.
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
The application of indirect taxes, such as sales and use tax, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, and gross receipt tax, to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
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
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. In some jurisdictions, these laws and regulations may be subject to attempts to apply such domestic rules world-wide against Etsy or its subsidiaries.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platform. For example, the European Union has passed a directive expanding online platform liability for copyright infringement, which member states are expected to implement by 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that claim to cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers or third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
The software powering our platform incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
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
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law, and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our effective tax rate can be adversely affected.
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
Our insurance policies cover a number of risks and potential liabilities. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance or insurance may not be available to us on economically reasonable terms. The scope of coverage may be limited, and not include some of our risks or liabilities.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”) and the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2020. See “Note 9 — Debt” for more information on the 2018 Notes.
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
Under Accounting Standards Codification 470-20—Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity components of the Notes are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2019 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2019 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2019 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2019, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $126.62 through August 3, 2020. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:

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

•	announcements of new services or enhancements, strategic alliances or significant agreements, or other developments by us or our competitors;

•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;

•	the amount and timing of our operating expenses and the success of any cost-savings actions we take;

•	changes in our Board of Directors or senior management team;

•	disruptions in our marketplaces due to hardware, software or network problems, security breaches, or other issues;

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, financial performance, or growth. Stock prices of many internet and technology companies have historically been highly volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.
In November 2018, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time. In light of the macroeconomic situation related to COVID-19, our Board of Directors decided to temporarily pause share repurchases in the second quarter of 2020.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2020. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 9—Debt” for more information on the Notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(2)
April 1 - 30, 2020 (1)	147,477	$35.45	—	$77,500
May 1 - 31, 2020 (1)	7,327	64.44	—	77,500
June 1 - 30, 2020 (1)	8,306	78.59	—	77,500
Total	163,110	38.95	—	77,500

(1)	The total number of shares purchased includes 163,110 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2)
In November 2018, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The stock repurchase program has no expiration date. In light of the macroeconomic situation related to COVID-19, our Board of Directors decided to temporarily pause share repurchases in the second quarter of 2020.

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

ETSY, INC.
Date: August 5, 2020	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)