Form 10-Q
period 2020-09-30
ETSY INC
filed 2020-10-29
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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

    The number of shares of common stock outstanding as of October 23, 2020 was 126,090,966.

Etsy, Inc.
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile GMS,” and “currency-neutral GMS growth.”

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to the impact of our strategy, marketing, and product investments on future gross merchandise sales (“GMS”) and revenue growth, the impact of our “Right to Win” strategy and levers for growth, the impact of our Offsite Ads offering on our future financial performance, and the uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows and changes in overall level of consumer spending and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should read this Quarterly Report in its entirety and not place undue reliance on any forward-looking statements in this Quarterly Report.
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,144,974	$443,293
Short-term investments	379,586	373,959
Accounts receivable, net of expected credit losses of $7,392 and $5,033 as of September 30, 2020 and December 31, 2019, respectively	16,311	15,386
Prepaid and other current assets	43,590	38,614
Funds receivable and seller accounts	113,370	49,786
Total current assets	1,697,831	921,038
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $152,335 and $120,084 as of September 30, 2020 and December 31, 2019, respectively	118,141	144,864
Goodwill	139,740	138,731
Intangible assets, net of accumulated amortization of $21,437 and $16,911 as of September 30, 2020 and December 31, 2019, respectively	189,120	199,236
Deferred tax assets	1,819	14,257
Long-term investments	36,679	89,343
Other assets	25,834	29,542
Total assets	$2,214,505	$1,542,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,130	$26,324
Accrued expenses	174,206	88,345
Finance lease obligations—current	8,345	8,275
Funds payable and amounts due to sellers	113,370	49,786
Deferred revenue	10,508	7,617
Other current liabilities	12,383	8,181
Total current liabilities	340,942	188,528
Finance lease obligations—net of current portion	47,147	53,611
Deferred tax liabilities	63,448	64,497
Long-term debt, net	1,054,604	785,126
Other liabilities	41,697	43,956
Total liabilities	1,547,838	1,135,718
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 125,660,433 and 118,342,772 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	126	119
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	886,295	642,628
Accumulated deficit	(217,866)	(227,414)
Accumulated other comprehensive loss	(1,888)	(8,699)
Total stockholders’ equity	666,667	406,634
Total liabilities and stockholders’ equity	$2,214,505	$1,542,352
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$451,478	$197,947	$1,108,270	$548,381
Cost of revenue	120,168	68,949	313,965	180,212
Gross profit	331,310	128,998	794,305	368,169
Operating expenses:
Marketing	126,779	50,098	289,991	131,536
Product development	45,908	32,465	128,923	86,177
General and administrative	40,454	32,203	112,717	86,733
Total operating expenses	213,141	114,766	531,631	304,446
Income from operations	118,169	14,232	262,674	63,723
Other (expense) income:
Loss on extinguishment of debt	(16,855)	—	(16,855)	—
Interest expense	(10,615)	(5,077)	(30,608)	(14,408)
Interest and other income	1,158	2,883	6,503	9,659
Foreign exchange loss	(1,464)	(1,949)	(9,312)	(1,079)
Total other expense	(27,776)	(4,143)	(50,272)	(5,828)
Income before income taxes	90,393	10,089	212,402	57,895
Benefit (provision) for income taxes	1,368	4,712	(11,694)	6,708
Net income	$91,761	$14,801	$200,708	$64,603
Net income per share attributable to common stockholders:
Basic	$0.75	$0.12	$1.68	$0.54
Diluted	$0.70	$0.12	$1.59	$0.51
Weighted-average common shares outstanding:
Basic	121,978,272	120,351,095	119,666,841	120,090,291
Diluted	137,560,385	126,243,168	134,376,695	126,471,364
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$91,761	$14,801	$200,708	$64,603
Other comprehensive income (loss):
Cumulative translation adjustment	6,441	(3,948)	6,308	(4,027)
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(189), $97, $158, and $97, respectively	(630)	(160)	503	317
Total other comprehensive income (loss)	5,811	(4,108)	6,811	(3,710)
Comprehensive income	$97,572	$10,693	$207,519	$60,893
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2020	119,140,637	$119	$675,213	$(143,458)	$(7,699)	$524,175
Stock-based compensation	—	—	17,448	—	—	17,448
Exercise of vested options	399,793	—	6,309	—	—	6,309
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	102,131	—	—	102,131
Purchase of capped calls, net of taxes	—	—	(56,848)	—	—	(56,848)
Settlement of convertible senior notes, net of taxes	7,271,632	7	151,303	—	—	151,310
Vesting of restricted stock units, net of shares withheld	124,961	1	(9,261)	—	—	(9,260)
Stock repurchase	(1,276,590)	(1)	—	(166,169)	—	(166,170)
Other comprehensive income	—	—	—	—	5,811	5,811
Net income	—	—	—	91,761	—	91,761
Balance as of September 30, 2020	125,660,433	$126	$886,295	$(217,866)	$(1,888)	$666,667

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
Stock-based compensation	—	—	48,408	—	—	48,408
Exercise of vested options	1,357,792	1	18,485	—	—	18,486
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	102,131	—	—	102,131
Purchase of capped calls, net of taxes	—	—	(56,848)	—	—	(56,848)
Settlement of convertible senior notes, net of taxes	7,271,632	7	151,303	—	—	151,310
Vesting of restricted stock units, net of shares withheld	507,933	1	(19,812)	—	—	(19,811)
Stock repurchase	(1,819,696)	(2)	—	(191,160)	—	(191,162)
Other comprehensive income	—	—	—	—	6,811	6,811
Net income	—	—	—	200,708	—	200,708
Balance as of September 30, 2020	125,660,433	$126	$886,295	$(217,866)	$(1,888)	$666,667

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2019	120,335,524	$120	$573,611	$(124,015)	$(7,415)	$442,301
Stock-based compensation	—	—	12,323	—	—	12,323
Exercise of vested options	85,390	—	1,094	—	—	1,094
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,891	—	—	115,891
Purchase of capped calls, net of taxes	—	—	(58,294)	—	—	(58,294)
Vesting of restricted stock units, net of shares withheld	173,660	1	(7,449)	—	—	(7,448)
Stock repurchase	(2,144,917)	(2)	—	(127,296)	—	(127,298)
Other comprehensive loss	—	—	—	—	(4,108)	(4,108)
Net income	—	—	—	14,801	—	14,801
Balance as of September 30, 2019	118,449,657	$119	$637,176	$(236,510)	$(11,523)	$389,262

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	32,219	—	—	32,219
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,891	—	—	115,891
Purchase of capped calls, net of taxes	—	—	(58,294)	—	—	(58,294)
Exercise of vested options	774,280	1	8,933	—	—	8,934
Vesting of restricted stock units, net of shares withheld	581,004	1	(23,606)	—	—	(23,605)
Stock repurchase	(2,677,329)	(3)	—	(154,787)	—	(154,790)
Other comprehensive loss	—	—	—	—	(3,710)	(3,710)
Net income	—	—	—	64,603	—	64,603
Balance as of September 30, 2019	118,449,657	$119	$637,176	$(236,510)	$(11,523)	$389,262

 The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$200,708	$64,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	47,664	31,056
Depreciation and amortization expense	45,088	32,760
Provision for expected credit losses	9,572	7,464
Foreign exchange loss	8,559	25
Non-cash interest expense	26,326	10,500
Deferred income taxes	5,755	(6,708)
Loss on extinguishment of debt	16,855	—
Other non-cash expense (income), net	3,231	(664)
Changes in operating assets and liabilities:
Current assets	(75,526)	(23,131)
Non-current assets	3,395	2,839
Current liabilities	146,634	13,748
Non-current liabilities	(2,972)	(4,153)
Net cash provided by operating activities	435,289	128,339
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(271,353)
Cash paid for asset acquisition and intangible assets	—	(1,898)
Purchases of property and equipment	(388)	(5,889)
Development of internal-use software	(3,685)	(6,242)
Purchases of marketable securities	(300,880)	(318,221)
Sales of marketable securities	346,596	395,348
Net cash provided by (used in) investing activities	41,643	(208,255)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(19,811)	(23,605)
Repurchase of stock	(191,162)	(154,790)
Proceeds from exercise of stock options	18,486	8,934
Proceeds from issuance of convertible senior notes	650,000	650,000
Payment of debt issuance costs	(9,764)	(11,142)
Purchase of capped calls	(74,685)	(76,180)
Settlement of convertible senior notes	(137,166)	—
Payments on finance lease obligations	(7,056)	(8,177)
Other financing, net	(8,268)	3,148
Net cash provided by financing activities	220,574	388,188
Effect of exchange rate changes on cash	4,175	(3,488)
Net increase in cash, cash equivalents, and restricted cash	701,681	304,784
Cash, cash equivalents, and restricted cash at beginning of period	448,634	372,326
Cash, cash equivalents, and restricted cash at end of period	$1,150,315	$677,110

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software	$744	$1,163
Additions to development of internal-use software and property and equipment included in accounts payable and accrued expenses	$2,008	$1,444
Debt issuance costs included in accounts payable and accrued expenses	$795	$900
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$641	$657
During the third quarter of 2020, the Company issued approximately 7.3 million shares of common stock in conjunction with the partial repurchase of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”). See “Note 9—Debt” in the Notes to Consolidated Financial Statements for more information.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2020	2019
Beginning balance:
Cash and cash equivalents	$443,293	$366,985
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$448,634	$372,326

Ending balance:
Cash and cash equivalents	$1,144,974	$671,769
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$1,150,315	$677,110
The accompanying notes are an integral part of these consolidated financial statements.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying Notes. Actual results could differ from these estimates and assumptions. The accounting estimates that require management’s most subjective judgments include: leases, including determining the incremental borrowing rate; income taxes, including the estimate of annual effective tax rate at interim periods and evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; stock-based compensation; fair value of financial instruments including the fair value of convertible senior notes; and provision for expected credit losses. As of September 30, 2020, the effects of the ongoing COVID-19 pandemic on our business, results of operations, and financial condition continue to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.
Reclassifications
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements. Specifically, the Company reclassified $10.5 million previously included in other non-cash expense (income), net to non-cash interest expense on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 to conform to the current year presentation.

Etsy, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less non-cash interest expense through accretion. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
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
For the nine months ended September 30, 2020, our assessment of the provision for expected credit losses considered market disruptions caused by COVID-19 and estimates of expected and emerging credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a significant impact on our provision for credit losses in future periods.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

September 30, 2020
Balance as of December 31, 2019	$5,033
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—
Provision for expected credit losses	9,572
Amounts written off, net of recoveries	(7,213)
Balance as of September 30, 2020	$7,392
Available-For-Sale Debt Securities: The Company’s investment portfolio at any point in time contains investments in U.S. Government and agency securities, corporate bonds, commercial paper, certificates of deposit, cash deposits, and money market funds. The Company’s investment policy is to invest in high quality, investment grade securities from diverse issuers with credit ratings higher than BBB. In accordance with its investment policy, the Company’s investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. Government and agency securities. The potential of credit losses for the remainder of the portfolio of available-for-sale debt securities is mitigated by the high quality nature of the investments. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. As of September 30, 2020, the Company did not recognize any year-to-date credit loss related to available-for-sale debt securities. The Company evaluates fair values for each individual security in the investment portfolio. See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue

The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketplace revenue	$341,623	$141,628	$829,575	$403,995
Services revenue	109,855	56,319	278,695	144,386
Revenue	$451,478	$197,947	$1,108,270	$548,381
On May 4, 2020, Etsy started charging sellers on its marketplace platform for Offsite Ads, whereby sellers pay Etsy an advertising fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by the Company on third-party internet platforms. The Company recognizes the revenue related to Offsite Ads on a gross basis in Marketplace revenue. The Company recognizes the cost of promoting the seller’s listing on multiple third-party internet platforms as marketing expense.
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
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2020 that was included in the deferred balance at January 1, 2020 was $7.6 million.

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
The Company’s quarterly tax provision, and its quarterly estimate of the annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting its income or loss before tax and the mix of jurisdictions to which they relate, taxable income or loss in each jurisdiction, changes in its stock price, audit-related developments, acquisitions, changes in its deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of income or loss before tax. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when income before income taxes is lower.
For the nine months ended September 30, 2020, the Company’s effective income tax rate was 5.5% representing an income tax provision recorded on net income before tax. The effective tax rate for the nine months ended September 30, 2020 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, a benefit related to research and development tax credit, and the impact from foreign operations that are subject to lower tax rates, partially offset by additional U.S. taxes on foreign earnings.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $2.2 million in the nine months ended September 30, 2020, from $19.9 million as of December 31, 2019 to $22.1 million as of September 30, 2020. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $21.3 million as of September 30, 2020. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax (benefit)/expense for the nine months ended September 30, 2020 was nil, and the total amount accrued as of September 30, 2020 remained flat at $0.2 million from December 31, 2019.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
For the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), the Company used the treasury stock method for the three and nine months ended September 30, 2020 when calculating earnings per share, since the Company expects to settle the outstanding principal in cash. For the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), the Company used the if-converted method for the three and nine months ended September 30, 2020 and used the treasury stock method for the three and nine months ended September 30, 2019 when calculating earnings per share. For the 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the Company used the if-converted method for the three and nine months ended September 30, 2020 and 2019 when calculating earnings per share.
The 2020 Notes were anti-dilutive for the three and nine months ended September 30, 2020. The 2019 Notes were dilutive for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the dilutive effect of the 2018 Notes was determined using the remaining principal of $43.9 million, while the $301.1 million principal associated with the partial repurchase in the third quarter of 2020 was anti-dilutive. See “Note 9—Debt” for more information.
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders—basic	$91,761	$14,801	$200,708	$64,603
Add back interest expense, net of tax attributable to assumed conversion of convertible debt	4,494	—	13,348	—
Net income attributable to common stockholders—diluted	$96,255	$14,801	$214,056	$64,603

Denominator:
Weighted-average common shares outstanding—basic	121,978,272	120,351,095	119,666,841	120,090,291
Dilutive effect of assumed conversion of convertible debt	8,623,473	—	8,623,473	—
Dilutive effect of assumed conversion of options to purchase common stock	4,533,426	4,443,408	4,380,663	4,652,088
Dilutive effect of assumed conversion of restricted stock units	2,425,214	1,429,305	1,705,718	1,711,362
Dilutive effect of assumed conversion of restricted stock from acquisition	—	19,360	—	17,623
Weighted-average common shares outstanding—diluted	137,560,385	126,243,168	134,376,695	126,471,364

Net income per share attributable to common stockholders—basic	$0.75	$0.12	$1.68	$0.54
Net income per share attributable to common stockholders—diluted	$0.70	$0.12	$1.59	$0.51
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	5,769	392,435	341,109	276,803
Restricted stock units	36,260	836,684	66,231	581,439
Convertible senior notes	8,213,081	3,647,693	10,430,621	3,877,636
Total anti-dilutive securities	8,255,110	4,876,812	10,837,961	4,735,878

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Business Combinations

On August 15, 2019, the Company acquired all of the outstanding capital stock of Reverb, a leading online marketplace dedicated to buying and selling new, used, and vintage musical instruments. The acquisition enabled the Company to expand into a new vertical with a company that has a similar strategy and business model. The total cash consideration paid was $270.4 million, net of cash acquired.

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

The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of Reverb as of December 31, 2019.

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
(1)Other current liabilities and other liabilities are primarily related to non-income tax related contingency reserves, which are wholly offset by an indemnification asset of $5.5 million and a deferred tax asset.
Acquisition-related expenses are expensed as incurred and are recorded in general and administrative expenses. They were $0.4 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. They primarily related to non-recurring employee-related costs associated with the acquisition. Acquisition-related expenses were $1.7 million and $2.9 million for the three and nine months ended September 30, 2019, respectively. They primarily related to advisory, legal, valuation, and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$203,632	$577,156
Net income	14,341	57,306

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, based on final values of each asset and acquisition-related expenses and are tax-effected. For the three and nine months ended September 30, 2019, the pro forma financial information excludes $3.4 million and $5.1 million, respectively, of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$861,529	$—	$—	$861,529
	861,529	—	—	861,529
Short-term investments:
Certificate of deposit	—	14,998	—	14,998
Commercial paper	—	8,697	—	8,697
Corporate bonds	—	60,159	—	60,159
U.S. Government and agency securities	295,732	—	—	295,732
	295,732	83,854	—	379,586
Funds receivable and seller accounts:
Money market funds	43,255	—	—	43,255
	43,255	—	—	43,255
Long-term investments:
Certificate of deposit	—	2,040	—	2,040
Corporate bonds	—	8,034	—	8,034
U.S. Government and agency securities	26,605	—	—	26,605
	26,605	10,074	—	36,679
	$1,227,121	$93,928	$—	$1,321,049

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Certificate of deposit	$—	$2,959	$—	$2,959
Commercial paper	—	5,794	—	5,794
Money market funds	228,859	—	—	228,859
	228,859	8,753	—	237,612
Short-term investments:
Certificate of deposit	—	26,132	—	26,132
Commercial paper	—	29,320	—	29,320
Corporate bonds	—	114,202	—	114,202
U.S. Government and agency securities	204,305	—	—	204,305
	204,305	169,654	—	373,959
Funds receivable and seller accounts:
Money market funds	18,168	—	—	18,168
	18,168	—	—	18,168
Long-term investments:
Certificate of deposit	—	4,729	—	4,729
Corporate bonds	—	38,563	—	38,563
U.S. Government and agency securities	46,051	—	—	46,051
	46,051	43,292	—	89,343
	$497,383	$221,699	$—	$719,082
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
The Company did not have any Level 3 instruments as of September 30, 2020 and December 31, 2019.

The Company evaluates fair value for each individual security in the investment portfolio.
See “Note 7—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements
Disclosure of Fair Values

The Company’s financial instruments that are not measured at fair value in the Consolidated Balance Sheets include the 2020 Notes, 2019 Notes, and 2018 Notes (collectively, “the Notes”), see “Note 9—Debt.” The Company estimates the fair value of the liability component of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments, classified as Level 2 as described above. The following table presents the estimated fair value and the carrying value of the liability component of the Notes as of the dates indicated (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2020 Notes	$507,148	$513,956	$—	$—
2019 Notes	508,802	538,326	493,409	522,243
2018 Notes (1)	38,654	41,100	291,717	310,322
	$1,054,604	$1,093,382	$785,126	$832,565
(1)The decrease in fair value of the 2018 Notes is substantially due to the partial repurchase of the 2018 Notes in August 2020 (see “Note 9—Debt”).
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

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 7—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
September 30, 2020
Short-term investments:
Certificate of deposit	$14,983	$—	$15	$14,998
Commercial paper	8,674	—	23	8,697
Corporate bonds	59,918	(2)	243	60,159
U.S. Government and agency securities	295,373	—	359	295,732
	378,948	(2)	640	379,586
Long-term investments:
Certificate of deposit	2,040	—	—	2,040
Corporate bonds	8,000	—	34	8,034
U.S. Government and agency securities	26,402	—	203	26,605
	36,442	—	237	36,679
	$415,390	$(2)	$877	$416,265
December 31, 2019
Cash equivalents:
Certificate of deposit	$2,958	$—	$1	$2,959
Commercial paper	5,794	—	—	5,794
	8,752	—	1	8,753
Short-term investments:
Certificates of deposit	26,129	(3)	6	26,132
Commercial paper	29,319	(1)	2	29,320
Corporate bonds	114,068	(22)	156	114,202
U.S. Government and agency securities	204,246	(8)	67	204,305
	373,762	(34)	231	373,959
Long-term investments:
Certificate of deposit	4,727	—	2	4,729
Corporate bonds	38,582	(35)	16	38,563
U.S. Government and agency securities	46,017	(2)	36	46,051
	89,326	(37)	54	89,343
	$471,840	$(71)	$286	$472,055
All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of September 30, 2020. See “Note 6—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2020	As of December 31, 2019
Taxes payable	$72,798	$39,250
Vendor accruals	69,187	25,760
Employee compensation-related liabilities	32,221	23,335
Total accrued expenses	$174,206	$88,345

Note 9—Debt
2020 Convertible Debt
In August 2020, the Company issued $650.0 million aggregate principal amount of the 2020 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2020 Notes were approximately $639.5 million after deducting the offering expenses and before the purchase of the 2020 Capped Call Transactions and the partial repurchase of the 2018 Notes, each as described below.
The 2020 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 5.0007 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes (equivalent to an initial conversion price of approximately $199.97 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of September 30, 2020.
The 2020 Notes will mature on September 1, 2027, unless earlier converted or repurchased. Prior to the close of business on the business day immediately preceding May 1, 2027, holders may convert all or a portion of their 2020 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On and after May 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes at any time, regardless of the foregoing circumstances.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of September 30, 2020, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
The 2020 Notes are general unsecured obligations of the Company. The 2020 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2020 Notes; rank equal in right of payment with all of the Company’s liabilities that are not so subordinated, including the Company’s 2018 Notes and 2019 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.

Etsy, Inc.
Notes to Consolidated Financial Statements
In accounting for the issuance of the 2020 Notes, the Company separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of the 2020 Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s own stock, was determined by deducting the fair value of the liability component from the par value of the 2020 Notes. The difference between the principal amount of the 2020 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the 2020 Notes of $136.4 million is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the 2020 Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
2020 Capped Call Transactions
The Company used $74.7 million of the net proceeds from the 2020 Notes to enter into privately negotiated capped call instruments (“2020 Capped Call Transactions”) with certain financial institutions. The 2020 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2020 Notes upon conversion of the 2020 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the 2020 Capped Call Transactions with such reduction and/or offset subject to a cap. The 2020 Capped Call Transactions have an initial cap price of $327.83 per share of the Company’s common stock, which represents a premium of 150% over the last reported sale price of the Company’s common stock on August 19, 2020, and is subject to certain adjustments under the terms of the 2020 Capped Call Transactions. Collectively, the 2020 Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2020 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2020 Notes.

The 2020 Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the 2020 Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
2019 Convertible Debt
In September 2019, the Company issued $650.0 million aggregate principal amount of the 2019 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting the initial purchasers’ discount and offering expenses. The equity component of the 2019 Notes is approximately $154.0 million and is included in additional paid-in capital in the Consolidated Balance Sheets. The Company used $76.2 million of the net proceeds from the 2019 Notes offering to enter into separate capped call instruments (“2019 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the 2019 Notes are not eligible to convert their 2019 Notes during the fourth quarter of 2020. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of September 30, 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
The 2019 Notes are general unsecured obligations of the Company. The 2019 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2019 Notes; rank equal in right of payment with all of the Company’s liabilities that are not so subordinated, including our 2018 Notes and 2020 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
2018 Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of the 2018 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses. The equity component of the 2018 Notes issuance was approximately $72.8 million and is included in additional paid-in capital in the Consolidated Balance Sheets. The Company used $34.2 million of the net proceeds from the 2018 Notes offering to enter into separate capped call instruments (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, the Company repurchased 1.3 million shares of Etsy’s common stock for $166.2 million, in order to effectively complete the partial repurchase of 2018 Notes principal value in cash, and the conversion premium in shares. The equity component associated with the conversion premium on the 2018 Notes was a net increase to additional paid-in capital of $143.2 million and is included in the Consolidated Balance Sheets. As of September 30, 2020, $43.9 million aggregate principal of the 2018 Notes remained outstanding, of which the equity component was approximately $9.3 million which is included in the additional paid-in capital in the Consolidated Balance Sheets.
This transaction was accounted for as an extinguishment of debt, and the Company recognized a non-cash loss on extinguishment of $16.9 million. This loss was calculated by comparing the carrying value of the debt component with the fair value of a similar liability that does not have an associated convertible feature immediately prior to extinguishment as well as writing off any remaining unamortized deferred debt issuance costs at the time of extinguishment.
Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company also agreed with its counterparties to the 2018 Capped Call Transactions that they would remain outstanding with a maturity of March 2023. This was mutually agreed to between Etsy and its counterparties and there was no exchange of any consideration for such agreement.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2020. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the remaining 2018 Notes are classified as long-term debt as of September 30, 2020.
The 2018 Notes are general unsecured obligations of the Company. The 2018 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment with all of the Company’s liabilities that are not so subordinated, including our 2019 Notes and 2020 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2020
	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$650,000	$650,000	$43,921	$1,343,921
Unamortized debt discount	134,628	134,196	4,754	273,578
Unamortized debt issuance costs	8,224	7,002	513	15,739
Net carrying value	$507,148	$508,802	$38,654	$1,054,604

	As of December 31, 2019
	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$—	$650,000	$345,000	$995,000
Unamortized debt discount	—	148,822	48,091	196,913
Unamortized debt issuance costs	—	7,769	5,192	12,961
Net carrying value	$—	$493,409	$291,717	$785,126
The effective interest rate for the 2020 Notes, 2019 Notes, and 2018 Notes at the date of issuance was 3.50%, 4.00%, and 4.75%, respectively. Interest expense, including amortization of debt issuance costs, related to the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2020 Notes	$1,952	$—	$1,952	$—
2019 Notes	5,386	400	16,003	400
2018 Notes	2,580	3,830	10,470	11,355
	$9,918	$4,230	$28,425	$11,755
As of September 30, 2020, the if-converted value of the Notes was lower than or exceeded its principal amount by the following (in thousands):

As of September 30, 2020
2020 Notes	$(254,647)
2019 Notes	251,595
2018 Notes	103,357
The estimated fair value of the liability component of the Notes was determined through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments, classified as Level 2. See “Note 6—Fair Value Measurements” for more information regarding the fair value of the Notes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit.
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.9 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively. Interest expense related to debt issuance costs on the 2019 Credit Agreement for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2019 Credit Agreement	$70	$70	$209	$183
At September 30, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
Note 10—Commitments and Contingencies
Commitments did not materially change during the nine months ended September 30, 2020, except for debt activity, as discussed in more detail in “Note 9—Debt.”
Legal Proceedings
From time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation could have an adverse effect on the Company’s results of operations, cash flows, or business and financial condition in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
In August 2020, the Company repurchased $166.2 million, or 1.3 million shares of its common stock concurrently with the repurchase of $301.1 million aggregate principal amount of the outstanding 2018 Notes, see “Note 9—Debt.” This repurchase was separate from the stock repurchase plan approved by the Board of Directors in November 2018.
The following table summarizes the Company’s cumulative share repurchase activity of the program noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) and excluding the 1.3 million shares repurchased in August 2020 (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2019	1,924,294	$50.65	$97,500	$102,500
Repurchases of common stock for the three months ended:
March 31, 2020	543,106	46.02	25,000	(25,000)
June 30, 2020	—	—	—	—
September 30, 2020	—	—	—	—
Balance as of September 30, 2020	2,467,400	$49.63	$122,500	$77,500
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources and all repurchased shares of common stock have been retired. In the third quarter of 2020, our Board of Directors decided to re-initiate purchases under the stock repurchase program beginning in the fourth quarter of 2020, after temporarily pausing share repurchases in the second quarter of 2020 in light of the macroeconomic situation related to COVID-19.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Stock-Based Compensation

During the three and nine months ended September 30, 2020, the Company granted stock options and RSUs under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 5,917,139 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2020. At September 30, 2020, 37,748,947 shares were authorized under the 2015 Plan and 24,641,901 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Volatility	41.7%	39.2%	38.9% - 41.7%	39.2% - 39.5%
Risk-free interest rate	0.3%	1.9%	0.3% - 1.7%	1.9% - 2.4%
Expected term (in years)	6.12 - 6.16	6.20	5.52 - 6.16	5.50 - 6.20
Dividend rate	—%	—%	—%	—%

The following table summarizes the activity for the Company’s options during the nine months ended September 30, 2020 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,294,919	$16.26
Granted	654,296	46.38
Exercised	(1,357,792)	13.61
Forfeited/Canceled	(14,490)	32.15
Outstanding at September 30, 2020	5,576,933	20.40	7.02	$564,636
Total exercisable at September 30, 2020	3,558,264	13.07	6.48	386,299
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average grant date fair value of options granted	$50.68	$25.40	$18.18	$28.52
Intrinsic value of options exercised	42,278	3,787	94,737	40,683
Fair value of awards vested	8,855	7,047	35,262	25,238
The total unrecognized compensation expense at September 30, 2020 related to the Company’s options was $23.6 million, which will be recognized over an estimated weighted-average amortization period of 2.56 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s unvested RSUs during the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	2,960,413	$40.61
Granted	1,638,396	50.38
Vested	(841,113)	32.81
Forfeited/Canceled	(175,415)	41.39
Unvested at September 30, 2020	3,582,281	46.87
The total unrecognized compensation expense at September 30, 2020 related to the Company’s unvested RSUs was $143.5 million, which will be recognized over an estimated weighted-average amortization period of 2.98 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2,032	$1,574	$5,559	$4,129
Marketing	1,360	1,196	3,941	2,550
Product development	8,668	5,752	23,941	14,566
General and administrative	5,068	3,615	14,223	9,811
Stock-based compensation expense	$17,128	$12,137	$47,664	$31,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” For more information regarding key factors affecting our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report, which we incorporate by reference.
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
While current macroeconomic conditions have had a dramatic effect on the global economy and on our business, our experience thus far has reaffirmed the appropriateness of our long-term strategy and has strengthened our commitment to it.
Third Quarter 2020 Financial Highlights
As of September 30, 2020, our marketplaces connected 3.7 million active sellers and 69.6 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2020, sellers generated GMS of $2.6 billion and $6.7 billion, respectively, of which approximately 62% and 61%, respectively, came from purchases made on mobile devices. We are a global company and approximately 35% and 34% of our GMS in the three and nine months ended September 30, 2020, respectively, came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $451.5 million and $1.1 billion in the three and nine months ended September 30, 2020, respectively, driven by strong growth in both Marketplace and Services revenue. In the three and nine months ended September 30, 2020, we recorded net income of $91.8 million and $200.7 million, respectively, and non-GAAP Adjusted EBITDA of $151.4 million and $357.1 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash, cash equivalents, and short-term investments were $1.5 billion as of September 30, 2020. Etsy has $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and $43.9 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes”). Additionally, Etsy has the ability to draw down on its $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2020, Etsy had positive operating cash flows of $435.3 million.
Convertible Debt
In August 2020, the Company issued the 2020 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The initial conversion price of the 2020 Notes represented a premium of approximately 52.5% over the price of our common stock. The net proceeds from the sale of the 2020 Notes were $639.5 million after deducting the offering expenses. The 2020 Notes will mature on September 1, 2027, unless earlier converted or repurchased.
We used $74.7 million of the net proceeds from the 2020 Notes offering to enter into separate capped call instruments (“2020 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates. The 2020 Capped Call Transactions effectively limit the premium for conversion of the 2020 Notes to 150% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2020 Notes and/or offset any payments we make upon conversion.
In addition, we paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of the outstanding 2018 Notes through privately negotiated transactions.
Etsy intends to use the remainder of the net proceeds from the 2020 Notes for general corporate purposes. For more information on the 2020 Notes, 2020 Capped Call Transactions, and the 2018 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
Quarterly Operating Highlights
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. Etsy’s performance in the third quarter was extremely strong, with GMS growth of 119.4% and revenue growth of 128.1%. We are focused on capitalizing on our unique and defensible “Right to Win,” which we have conviction continues to be key for our long-term success. We have continued to invest in product development, making key improvements to the customer experience during the third quarter. Highlights of our third quarter are outlined below:
•Of the 138 million all time buyers on the Etsy marketplace, approximately 50% have now purchased at least once in the last year, with approximately 69 million active buyers in the third quarter. In addition, the Etsy marketplace saw an influx of 14.8 million new buyers and reactivated buyers during the third quarter - the latter being those who haven’t purchased in a year or more. We have implemented various strategies to engage and target new and existing buyers on and off-site, with personalized and consistent messaging across many channels, driving repeat visitation.
•The majority of Etsy’s GMS is driven by existing buyers, and we have experienced a significant change in buyer cohorts in terms of the frequency with which they shop and the amount they are spending on Etsy. In terms of third quarter 2020 GMS per buyer, when using data for our 2018 buyer cohort as a proxy for how our historical cohorts have performed, existing buyers have increased their GMS per buyer by more than 50% in the third quarter of 2020 when compared to the third quarter of 2019, even when excluding face mask purchases.
•We have also seen an increase in the value of our recent new buyer cohorts when measured by GMS per buyer. For example, a buyer in the second quarter of 2020, whose first purchase was not a face mask, spent 50% more in their subsequent purchases in the first 90 days on Etsy than a new buyer in the second quarter of 2019. New buyers in the second quarter of 2020 whose first purchase on Etsy was a face mask are similarly valuable in GMS per buyer in terms of subsequent 90-day purchases, although they are primarily returning to Etsy to buy more face masks.
•We made additional progress in search and discovery by relieving friction in the search journey to make the site more browseable, increasing site performance, and improving the relevance and engagement of recommendations. We removed guided search icons, which had a neutral impact as we’ve made improvements to organic search, and launched Single Page App pagination to create faster, more responsive search pages. In addition, we began to incorporate buyer characteristics into our ranking algorithm for in-cart recommendations, which drove incremental GMS in the third quarter.
•We leveraged reviews to help buyers make more informed purchase decisions on items they are searching for. By incorporating machine learning we are now able to prioritize the most helpful reviews which are those that have substantial text, images, and are similar to the target listing.
•We deepened the human connections in our marketplace by launching listing videos, which help sellers showcase their products to buyers in ways they previously could not with photos, showing their expertise in making and bringing their products to life. As of September 30, 2020, approximately 1.5 million sellers videos were uploaded.
•Through our product development efforts we built trust in our marketplace by focusing on the core buying experience, improving shipping transparency and post-purchase experiences. We are helping buyers better understand when they should expect an item to arrive by expanding listing coverage of expected delivery dates. We launched a tool to help sellers adjust their processing times, a key input for expected delivery dates, based on their historical performance for time to ship.
•We added enhancements to our Etsy Ads (formerly Promoted Listings) service, improving the relevance of ads in search and the speed of incorporating changes in a seller’s budget. We also made our Etsy Ads infrastructure more efficient, providing better search results while simultaneously using fewer cloud resources. To add to the seller experience, we launched performance graphs in the ads dashboard, helping to make advertising on Etsy as easy as possible for our sellers. These efforts contributed to the 91.4% year-over-year growth of on-site advertising revenue in the third quarter.
•We significantly increased our investments in marketing, and our optimization of spend across our marketing channels, with a particular focus on increasing the percentage of spend to mid and upper funnel channels. Upper funnel marketing spend, including television and digital video, was 18.1% of our overall marketing spend, or approximately $23 million, in the third quarter of 2020. During the quarter, the teams also worked to finalize our holiday plans, which include a sales hub, earlier visibility of holiday onsite, and gift guides.
•We’re also investing to drive frequency and buyer engagement. During the quarter, we launched a new buyer offer to target buyers through a series of emails after their initial purchase. We leveraged our customer relationship management capabilities and machine learning to incentivize buyers to return to the site for a subsequent purchase.
•Reverb launched a new feature that enables sellers to offer more competitive shipping rates to buyers that purchase multiple qualifying items. Reverb also made investments in customer support that are shortening response times for buyers and sellers.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited GAAP and non-GAAP financial measures and key operating and financial metrics we use are:

	Three Months Ended September 30,		% Growth (Decline) Y/Y		Nine Months Ended September 30,		% Growth (Decline) Y/Y
	2020	2019			2020	2019

	(in thousands, except percentages)
GMS (1)	$2,633,927	$1,200,371	119.4%		$6,676,001	$3,319,228	101.1%
Revenue	$451,478	$197,947	128.1%		$1,108,270	$548,381	102.1%
Marketplace revenue	$341,623	$141,628	141.2%		$829,575	$403,995	105.3%
Services revenue	$109,855	$56,319	95.1%		$278,695	$144,386	93.0%
Net income	$91,761	$14,801	520.0%		$200,708	$64,603	210.7%
Adjusted EBITDA (Non-GAAP)	$151,443	$42,076	259.9%		$357,127	$131,644	171.3%

Active sellers	3,681	2,592	42.0%		3,681	2,592	42.0%
Active buyers	69,649	44,807	55.4%		69,649	44,807	55.4%
Percent mobile GMS	62%	59%	300	bps	61%	59%	200	bps
Percent international GMS	35%	36%	(100)	bps	34%	38%	(400)	bps
(1)GMS for the three months ended September 30, 2020 and 2019 includes Reverb’s GMS of $205.1 million and $76.9 million, respectively. Etsy.com GMS for the three months ended September 30, 2020 and 2019 was $2.4 billion and $1.1 billion, respectively. GMS for the nine months ended September 30, 2020 and 2019 includes Reverb’s GMS of $600.4 million and $76.9 million, respectively. Etsy.com GMS for the nine months ended September 30, 2020 and 2019 was $6.1 billion and $3.2 billion, respectively.
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
GMS increased $1.4 billion, or 119.4%, to $2.6 billion and increased $3.4 billion, or 101.1%, to $6.7 billion in the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. GMS for the three months ended September 30, 2020 and 2019, included $205.1 million and $76.9 million, respectively, related to the results of Reverb. GMS for the nine months ended September 30, 2020 and 2019, included $600.4 million and $76.9 million, respectively, related to the results of Reverb. On a currency-neutral basis GMS growth for the three and nine months ended September 30, 2020 would have been 117.4% and 100.9%, respectively, or approximately 200 basis points lower than the reported 119.4% growth and 20 basis points lower than the reported 101.1% growth, respectively. Supporting this growth in GMS, both active sellers and active buyers had strong year-over-year growth. Active sellers increased 42.0% to 3.7 million, and active buyers increased 55.4% to 69.6 million at September 30, 2020 compared to September 30, 2019. In the three and nine months ended September 30, 2020, GMS from new buyers grew 117% and 102%, respectively, year-over-year and represented approximately 16% and 17% of overall GMS, respectively, flat in the three months ended September 30, 2020 and a slight increase in the nine months ended September 30, 2020 compared to last year. In the three and nine months ended September 30, 2020, GMS from existing buyers grew 120% and 101%, respectively, year-over-year and represented approximately 84% and 83% of overall GMS, respectively, flat in the three months ended September 30, 2020 and a slight decrease in the nine months ended September 30, 2020 compared to last year. We experienced sequential deceleration in GMS growth in the third quarter of 2020 compared to the second quarter of 2020 primarily driven by the contraction in mask sales and deceleration of new buyer growth. We currently expect the contraction of mask sales to continue as masks become more widely available and the deceleration of new buyer growth to continue as businesses return to on-site operations and as mask sales contract.

Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss; acquisition-related expenses; non-ordinary course disputes; and loss on extinguishment of debt. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
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
During the three and nine months ended September 30, 2020, mobile GMS increased as a percentage of total GMS to approximately 62% and 61%, respectively, up from approximately 59% for both the three and nine months ended September 30, 2019.
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
For the three and nine months ended September 30, 2020, international GMS decreased as a percentage of total GMS to approximately 35% and 34%, respectively, down from approximately 36% and 38% for the three and nine months ended September 30, 2019, respectively, driven by strong growth in U.S. domestic GMS, which is GMS generated between an U.S. buyer and an U.S. seller. International GMS increased approximately 112% and 85%, respectively, in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 201% and 146%, respectively in the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019, respectively. The increase in international GMS included increases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the three and nine months ended September 30, 2020 would have been 106% and 78%, respectively.

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
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2020	119.4%	117.4%	2.0%	101.1%	100.9%	0.2%
June 30, 2020	145.6%	146.7%	(1.1)%	90.8%	91.6%	(0.8)%
March 31, 2020	32.2%	32.6%	(0.4)%	32.2%	32.6%	(0.4)%
December 31, 2019	32.8%	33.0%	(0.2)%	26.5%	27.5%	(1.0)%
September 30, 2019	30.1%	31.1%	(1.0)%	23.6%	26.1%	(2.5)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
Marketplace	$341,623	$141,628	$829,575	$403,995
Services	109,855	56,319	278,695	144,386
Total revenue	451,478	197,947	1,108,270	548,381
Cost of revenue	120,168	68,949	313,965	180,212
Gross profit	331,310	128,998	794,305	368,169
Operating expenses:
Marketing	126,779	50,098	289,991	131,536
Product development	45,908	32,465	128,923	86,177
General and administrative	40,454	32,203	112,717	86,733
Total operating expenses	213,141	114,766	531,631	304,446
Income from operations	118,169	14,232	262,674	63,723
Other expense, net	(27,776)	(4,143)	(50,272)	(5,828)
Income before income taxes	90,393	10,089	212,402	57,895
Benefit (provision) for income taxes	1,368	4,712	(11,694)	6,708
Net income	$91,761	$14,801	$200,708	$64,603

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Marketplace	75.7%	71.5%	74.9%	73.7%
Services	24.3	28.5	25.1	26.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	26.6	34.8	28.3	32.9
Gross profit	73.4	65.2	71.7	67.1
Operating expenses:
Marketing	28.1	25.3	26.2	24.0
Product development	10.2	16.4	11.6	15.7
General and administrative	9.0	16.3	10.2	15.8
Total operating expenses	47.2	58.0	48.0	55.5
Income from operations	26.2	7.2	23.7	11.6
Other expense, net	(6.2)	(2.1)	(4.5)	(1.1)
Income before income taxes	20.0	5.1	19.2	10.6
Benefit (provision) for income taxes	0.3	2.4	(1.1)	1.2
Net income	20.3%	7.5%	18.1%	11.8%

Comparison of Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$341,623	$141,628	$199,995	141.2%
Percentage of total revenue	75.7%	71.5%
Services	$109,855	$56,319	$53,536	95.1%
Percentage of total revenue	24.3%	28.5%
Total revenue	$451,478	$197,947	$253,531	128.1%
Revenue increased $253.5 million, or 128.1%, to $451.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, of which 75.7% consisted of Marketplace revenue and 24.3% consisted of Services revenue.
Marketplace revenue increased $200.0 million, or 141.2%, to $341.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the three months ended September 30, 2020 to a total of $2.6 billion, and the balance was due to pricing related to the introduction of our new Offsite Ads fee. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to our acquisition of Reverb in the third quarter of 2019, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 121.4%, payments revenue grew 135.0%, and listing fee revenue increased 77.2% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the three months ended September 30, 2020, up from 88% in the three months ended September 30, 2019.
Services revenue increased $53.5 million, or 95.1%, to $109.9 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The growth in Services revenue was primarily driven by an increase of 91.4% in on-site advertising revenue (primarily through our renamed Etsy Ads product), which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 179.8% from the prior year quarter. The increase in on-site advertising revenue was primarily due to higher click volume. The increase in shipping label revenue was primarily driven by an increase in label volume.
Cost of Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$120,168	$68,949	$51,219	74.3%
Percentage of total revenue	26.6%	34.8%
Cost of revenue increased $51.2 million, or 74.3%, to $120.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by increased costs related to overall volume increases on our marketplaces, including payments fees and cloud-related hosting and bandwidth costs. We gained leverage as cost of revenue did not increase as fast as revenue.

Operating Expenses

We had 1,374 total employees on September 30, 2020, compared with 1,209 total employees on September 30, 2019 and 1,240 on December 31, 2019.
Marketing

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Marketing	$126,779	$50,098	$76,681	153.1%
Percentage of total revenue	28.1%	25.3%
Marketing expenses increased $76.7 million, or 153.1%, to $126.8 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing was largely due to the shift to our Offsite Ads offering beginning in the second quarter of 2020 and increased site traffic. Paid GMS was 19% of overall GMS in the three months ended September 30, 2020, compared to 14% in the three months ended September 30, 2019, which is a result of the launch of Offsite Ads and higher return on ad spend due to favorable competitive dynamics.
Product development

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Product development	$45,908	$32,465	$13,443	41.4%
Percentage of total revenue	10.2%	16.4%
Product development expenses increased $13.4 million, or 41.4%, to $45.9 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount at Etsy and the acquisition of Reverb. Additionally, we gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
General and administrative	$40,454	$32,203	$8,251	25.6%
Percentage of total revenue	9.0%	16.3%
General and administrative expenses increased $8.3 million, or 25.6%, to $40.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount as a result of the acquisition of Reverb. Additionally, we gained leverage as general and administrative expenses did not increase as fast as revenue.

Other Expense, net

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Other expense, net:
Loss on extinguishment of debt	$(16,855)	$—	$(16,855)	NM
Percentage of total revenue	(3.7)%	—%
Interest expense	$(10,615)	$(5,077)	$(5,538)	109.1%
Percentage of total revenue	(2.4)%	(2.6)%
Interest and other income	$1,158	$2,883	$(1,725)	(59.8)%
Percentage of total revenue	0.3%	1.5%
Foreign exchange loss	$(1,464)	$(1,949)	$485	(24.9)%
Percentage of total revenue	(0.3)%	(1.0)%
Other expense, net	$(27,776)	$(4,143)	$(23,633)	570.4%
Percentage of total revenue	(6.2)%	(2.1)%
Other expense, net was $27.8 million in the three months ended September 30, 2020, which increased $23.6 million from $4.1 million in the three months ended September 30, 2019. The increase in expense was primarily driven by a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes. Additionally, there was an increase in primarily non-cash interest expense driven by our 2019 Notes, issued in September 2019.
Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Benefit for income taxes	$1,368	$4,712	$(3,344)	(71.0)%
Percentage of total revenue	0.3%	2.4%
Our income tax benefit for the three months ended September 30, 2020 and 2019 was $1.4 million and $4.7 million, respectively.
The primary drivers of our income tax benefit for the three months ended September 30, 2020 were excess tax benefits from employee stock-based compensation of $13.4 million and a benefit related to research and development tax credit of $7.5 million, partially offset by tax expense of $15.7 million on income before income taxes and U.S. taxes on foreign earnings of $2.8 million.
The primary drivers of our income tax benefit for the three months ended September 30, 2019 were excess tax benefits from employee stock-based compensation of $3.4 million and a benefit related to research and development tax credit of $4.3 million, partially offset by tax expense on pre-tax book income of $1.4 million and the adverse impact of certain tax provisions introduced by The Tax Cuts and Jobs Act (“the TCJA”) of $0.9 million.

Comparison of Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$829,575	$403,995	$425,580	105.3%
Percentage of total revenue	74.9%	73.7%
Services	$278,695	$144,386	$134,309	93.0%
Percentage of total revenue	25.1%	26.3%
Total revenue	$1,108,270	$548,381	$559,889	102.1%
Revenue increased $559.9 million, or 102.1%, to $1.1 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, of which 74.9% consisted of Marketplace revenue and 25.1% consisted of Services revenue.
During the second quarter of 2020, Etsy transitioned from its combined “Etsy Ads” on-site and offsite advertising to two separate advertising offerings: Offsite Ads, with 12% or 15% transaction fees reported in Marketplace revenue, and Etsy Ads, the new name for our on-site product (formerly Promoted Listings), with advertising fees reported in Services revenue.
Marketplace revenue increased $425.6 million, or 105.3%, to $829.6 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the nine months ended September 30, 2020 to a total of $6.7 billion, and the balance was due to pricing related to the introduction of our new Offsite Ads fee. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to our acquisition of Reverb in the third quarter of 2019, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 93.0%, payments revenue increased 107.9%, and listing fee revenue increased 56.7% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the nine months ended September 30, 2020, up from 87% in the nine months ended September 30, 2019.
Services revenue increased $134.3 million, or 93.0%, to $278.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The growth in Services revenue was primarily driven by an increase of 88.7% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 163.0% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads (formerly Promoted Listings). The increase in shipping label revenue was primarily driven by an increase in label volume.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$313,965	$180,212	$133,753	74.2%
Percentage of total revenue	28.3%	32.9%
Cost of revenue increased $133.8 million, or 74.2%, to $314.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by increased costs related to overall volume increases on our marketplaces, including payments fees and cloud-related hosting and bandwidth costs. We gained leverage as cost of revenue did not increase as fast as revenue. Additionally, the nine months ended September 30, 2020 includes cost of revenue associated with the Reverb.com marketplace, which includes amortization expense for developed technology and employee compensation-related expenses. The increase in cost of revenue was also driven by costs related to Google Shopping under our former combined “Etsy Ads” on-site and offsite advertising offering.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Marketing	$289,991	$131,536	$158,455	120.5%
Percentage of total revenue	26.2%	24.0%
Marketing expenses increased $158.5 million, or 120.5%, to $290.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing was largely due to the shift to our Offsite Ads offering beginning in the second quarter of 2020 and increased site traffic. Paid GMS was 19% of overall GMS in the nine months ended September 30, 2020, up from paid GMS of 15% in the nine months ended September 30, 2019, which is a result of the launch of Offsite Ads and higher return on ad spend due to favorable competitive dynamics. Marketing expenses also increased due to amortization expense of acquired customer relationships and trademark assets related to the acquisition of Reverb in the third quarter of 2019.
Product development

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Product development	$128,923	$86,177	$42,746	49.6%
Percentage of total revenue	11.6%	15.7%
Product development expenses increased $42.7 million, or 49.6%, to $128.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount at Etsy and the acquisition of Reverb. Additionally, we gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
General and administrative	$112,717	$86,733	$25,984	30.0%
Percentage of total revenue	10.2%	15.8%
General and administrative expenses increased $26.0 million, or 30.0%, to $112.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount as a result of the acquisition of Reverb. Additionally, we gained leverage as general and administrative expenses did not increase as fast as revenue.

Other Expense, net

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Other expense, net:
Loss on extinguishment of debt	$(16,855)	$—	$(16,855)	NM
Percentage of total revenue	(1.5)%	—%
Interest expense	$(30,608)	$(14,408)	$(16,200)	112.4%
Percentage of total revenue	(2.8)%	(2.6)%
Interest and other income	$6,503	$9,659	$(3,156)	(32.7)%
Percentage of total revenue	0.6%	1.8%
Foreign exchange loss	$(9,312)	$(1,079)	$(8,233)	763.0%
Percentage of total revenue	(0.8)%	(0.2)%
Other expense, net	$(50,272)	$(5,828)	$(44,444)	762.6%
Percentage of total revenue	(4.5)%	(1.1)%
Other expense, net was $50.3 million in the nine months ended September 30, 2020, which increased $44.4 million from $5.8 million in the nine months ended September 30, 2019. The increase in expense was primarily driven by both a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes, and an increase in primarily non-cash interest expense driven by our 2019 Notes, issued in September 2019. Additionally, there was an increase in foreign exchange loss due to the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances. In the first quarter of 2020, due to macroeconomic trends, we held more foreign currencies than usual to ensure the timeliness of paying our sellers in their local currency.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(11,694)	$6,708	$(18,402)	(274.3)%
Percentage of total revenue	(1.1)%	1.2%
Our income tax provision and benefit for the nine months ended September 30, 2020 and 2019 was $11.7 million and $6.7 million, respectively.
The primary driver of our income tax provision for the nine months ended September 30, 2020 was tax expense of $37.0 million on income before income taxes, partially offset by excess tax benefits from employee stock-based compensation of $23.7 million.
The primary drivers of our income tax benefit for the nine months ended September 30, 2019 were excess tax benefits from employee stock-based compensation of $15.3 million and a benefit related to research and development tax credit of $5.4 million, partially offset by tax expense on income before income taxes of $10.0 million and the adverse impact of certain tax provision introduced by the TCJA of $2.4 million.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss; acquisition-related expenses; non-ordinary course disputes; and loss on extinguishment of debt. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not consider the impact of stock-based compensation expense;
•Adjusted EBITDA does not consider the impact of foreign exchange loss;
•Adjusted EBITDA does not reflect acquisition-related expenses;
•Adjusted EBITDA does not consider the impact of non-ordinary course disputes;
•Adjusted EBITDA does not consider the impact of the loss on extinguishment of debt; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$91,761	$14,801	$200,708	$64,603
Excluding:
Interest and other non-operating expense, net (1)	9,457	2,194	24,105	4,749
(Benefit) provision for income taxes (2)	(1,368)	(4,712)	11,694	(6,708)
Depreciation and amortization (3)	15,754	12,808	45,088	32,760
Stock-based compensation expense (4)	17,128	12,137	47,664	31,056
Foreign exchange loss (5)	1,464	1,949	9,312	1,079
Acquisition-related expenses (6)	392	1,735	1,701	2,941
Non-ordinary course disputes	—	1,164	—	1,164
Loss on extinguishment of debt (7)	16,855	—	16,855	—
Adjusted EBITDA	$151,443	$42,076	$357,127	$131,644
(1)Included in interest and other non-operating expense, net is primarily non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018, September 2019, and August 2020.
(2)See “Results of Operations—(Provision) Benefit for Income Taxes” for more information on the fluctuation in (benefit) provision for income taxes in the three and nine months ended September 30, 2020 and 2019.
(3)Included in depreciation and amortization is depreciation expense related to our headquarters lease, which is accounted for as a finance lease. Additionally, the three and nine months ended September 30, 2020 and 2019 include amortization expense of acquired intangible assets and developed technology related to the acquisition of Reverb in the third quarter of 2019.
(4)See “Note 12—Stock-Based Compensation” in the Notes to Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(5)The foreign exchange loss is primarily driven by the change in U.S. Dollar, Euro, and Pound Sterling exchange rates on our intercompany and other non-functional currency cash balances.
(6)Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.
(7)During the third quarter of 2020, the Company repurchased $301.1 million aggregate principal amount of its outstanding 2018 Notes. The Company recognized a non-cash loss on extinguishment of debt of $16.9 million as a result. For more information see “Note 9—Debt” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $1.5 billion as of September 30, 2020. Additionally, we have $36.7 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2020, we had positive operating cash flows of $435.3 million and we expect to generate additional cash flow from operations in the remainder of 2020. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions. In the third quarter of 2020, our Board of Directors decided to re-initiate purchases under the stock repurchase program beginning in the fourth quarter of 2020, after temporarily pausing share repurchases in the second quarter of 2020 in light of the macroeconomic situation related to COVID-19.
The following table shows our cash and cash equivalents, and short- and long-term investments, and net working capital as of the date indicated:

As of September 30, 2020
(in thousands)
Cash and cash equivalents	$1,144,974
Short-term investments	379,586
Long-term investments	36,679
Total cash and cash equivalents, and short- and long-term investments	$1,561,239
Net working capital	$1,356,889
As of September 30, 2020, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our international operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
In August 2020, we issued the 2020 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2020 Notes represented a premium of approximately 52.5% over the price of our common stock. The net proceeds from the sale of the 2020 Notes were $639.5 million after deducting the offering expenses. Based on the terms of the 2020 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Accordingly, we cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of September 30, 2020. For more information on the 2020 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
In September 2019, we issued the 2019 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting initial purchasers' discount and offering expenses. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the 2019 Notes are not eligible to convert their 2019 Notes during the fourth quarter of 2020. Based on the terms of the 2019 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when we receive a conversion notice. Accordingly, we cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of September 30, 2020. For more information on the 2019 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
In March 2018, we issued the 2018 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. Based on the terms of the 2018 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Accordingly, we cannot be required to settle the 2018

Notes in cash and, therefore, the 2018 Notes are classified as long-term debt as of September 30, 2020. During the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, the Company repurchased 1.3 million shares of Etsy’s common stock for $166.2 million. As of September 30, 2020, $43.9 million aggregate principal of the 2018 Notes remained outstanding. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2020. For more information on the 2018 Notes, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At September 30, 2020, the Company did not have any borrowings under the 2019 Credit Agreement. For more information on the 2019 Credit Agreement, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report.
Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash provided by (used in):
Operating activities	$435,289	$128,339
Investing activities	41,643	(208,255)
Financing activities	220,574	388,188

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
Net cash provided by operating activities was $435.3 million in the nine months ended September 30, 2020, primarily driven by cash net income of $363.8 million as a result of revenue generated on our platform and changes in our operating assets and liabilities that provided $71.5 million in cash, primarily driven by payment timing of payables in the period.
Net cash provided by operating activities was $128.3 million in the nine months ended September 30, 2019, primarily driven by cash net income of $139.0 million, as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $10.7 million in cash, driven by payment timing of payables and prepayments in the period.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of cash paid in the acquisition of Reverb, sales and purchases of short- and long-term marketable securities, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash provided by investing activities was $41.6 million in the nine months ended September 30, 2020. This was primarily attributable to net sales of marketable securities of $45.7 million. This was partially offset by $4.1 million in capital expenditures, including $3.7 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.

Net cash used in investing activities was $208.3 million in the nine months ended September 30, 2019. This was primarily attributable to $271.4 million in cash paid to acquire Reverb and $12.1 million in capital expenditures, including $6.2 million for website development and internal-use software. These were partially offset by net sales of marketable securities of $77.1 million.
Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible notes, repurchases of common stock, settlement of convertible senior notes, payments related to capped call transactions, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash provided by financing activities was $220.6 million in the nine months ended September 30, 2020. This was primarily attributable to proceeds from issuance of the 2020 Notes of $650.0 million and proceeds from the exercise of stock options of $18.5 million, partially offset by stock repurchases of $191.2 million, partial repurchase of the 2018 Notes of $137.2 million, payments of $74.7 million for the 2020 Capped Call Transactions, and payment of tax obligations on vested equity awards of $19.8 million.
Net cash provided by financing activities was $388.2 million in the nine months ended September 30, 2019. This was primarily attributable to proceeds from issuance of the 2019 Notes of $650.0 million and proceeds from the exercise of stock options of $8.9 million, partially offset by stock repurchases of $154.8 million, payments of $76.2 million for the 2019 Capped Call Transactions, payment of tax obligations on vested equity awards of $23.6 million, payment of debt issuance costs of $11.1 million, and payments on finance lease obligations of $8.2 million.
Off Balance Sheet Arrangements
As of September 30, 2020, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations

As of September 30, 2020, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report, except for debt activity. For more information, see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2020, compared to those discussed in the Annual Report, except as described below.
Currency Risk

We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. Etsy processes seller charges in our sellers’ ledger currencies. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates.

In the three and nine months ended September 30, 2020, approximately 21% and 20%, respectively, of our GMS was from goods that were not listed in U.S. dollars and, therefore, subject to currency exchange fluctuations. On a currency-neutral basis, GMS growth for the three and nine months ended September 30, 2020 would have been 117.4% and 100.9%, respectively, or approximately 200 basis points lower than the reported 119.4% growth and 20 basis points lower than the reported 101.1% growth, respectively.

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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $28.2 million or approximately 2.5% of total revenue for the nine months ended September 30, 2020. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $5.9 million based on balance sheet balances as of September 30, 2020, which has been reduced from $11.5 million as of December 31, 2019, as we settled a significant portion of our intercompany balances that could generate foreign exchange gains or losses in the first quarter of 2020. This compares to a revenue decrease of $14.3 million or approximately 2.6% of total revenue for the nine months ended September 30, 2019 and a currency exchange loss of $25.1 million based on the same analysis performed on balance sheet balances as of September 30, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the COVID-19 pandemic, our employees continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues and as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud concerns.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as “essential” versus “non-essential items.” Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from off-line to online shopping, specific competitive dynamics, retail business closures, stimulus checks, and emerging categories such as face masks. However, we cannot predict whether these trends will continue as businesses return to on-site operations, economies reopen and things that were difficult to obtain in the second quarter of 2020, like masks, have become more widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and stimulus checks and risks, or the public perception of risks related to epidemics or pandemics like COVID-19. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
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
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of adverse market conditions due to the COVID-19 pandemic, the seasonality of market transactions, and our sellers’ use of services;
•our ability to convert visits into sales for our sellers;
•the amount and timing of our operating expenses;
•our success in attracting and retaining sellers and buyers;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce, such as changes to our advertising products that we launched in April 2020;
•the success of our marketing efforts;
•the success of our integration of acquired businesses, such as Reverb, which we acquired in 2019;
•adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, and adverse global events;
•disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;
•the impact of competitive developments and our response to those developments;
•our ability to manage our business and future growth; and
•our ability to recruit and retain employees.
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
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. For example, we historically provide annual guidance, but we withdrew our 2020 annual guidance on April 2, 2020 given the economic uncertainty caused by the COVID-19 pandemic. On October 28, 2020, we provided guidance for the fourth quarter of 2020. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict, particularly in the long term. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts of COVID-19, we may choose to discontinue providing guidance, or provide more limited guidance, as we did in 2020. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers. For example, our revenue is driven by the number of active buyers and buyer engagement, as well as the number of active sellers and seller engagement. If we are not successful in encouraging buyers to return to us and purchase items in our marketplaces more frequently and sellers to list items for sale and use our services, our financial performance may be negatively impacted.
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
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business would be harmed. Trends in socially-conscious consumerism and buying unique or vintage rather than mass produced goods, which has historically been beneficial to our business, could also shift or slow which would make it more difficult to attract new buyers and sellers. In addition, the COVID-19 pandemic has fueled a dramatic increase in new buyers and reactivated lapsed buyers. There is no guarantee that these trends will continue. Our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue, or reverses when the COVID-19 pandemic abates.
We have experienced rapid growth and we may not maintain profitability in the future.
We have experienced rapid growth in our business, in the number of buyers and sellers, and in the number of countries in which we have sellers and buyers, and we plan to continue to grow in the future. Our revenue growth may not be sustainable, and our rate of growth may decrease. Our costs may increase as we continue to invest in the development of our platform, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, and management controls and enhance our reporting systems and procedures in line with our current growth. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the COVID-19 pandemic and the associated adverse macroeconomic environment, which could, among other things, trigger a deceleration of our GMS growth rate and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises, or other unexpected events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, which may cause consumer discretionary spending to decline for an unknown period of time. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continued uncertainty around the terms of the United Kingdom’s exit from the European Union (“E.U.”), commonly referred to as Brexit, may result in future exchange rate volatility, which may strengthen the U.S. dollar against foreign currencies. If the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated GMS and revenue will result in lower U.S.-denominated GMS and revenue. Currency exchange rates may also dampen demand from buyers outside the United States for goods denominated in U.S. dollars, which could impact GMS and revenue. For the nine months ended September 30, 2020, approximately 80% of our GMS was denominated in U.S. dollars.
Natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. Certain events, such as hurricanes and other natural disasters, political instability or crises, public health crises, disruption of public services, and significant news items in the United States or internationally that distract the public, may impact buyer behavior for discretionary goods and sellers’ ability to run their businesses on our marketplaces and ship their goods, which may increase seller defaults and delinquencies. For example, a delay in determining the final results of the November 2020 U.S. presidential election may result in significant distraction to the public or to our workforce, which could adversely affect our business, financial performance, and growth. These kinds of events may also impact consumer perceptions of well-being and security, which may adversely impact consumer discretionary spending. If any of these events occurs, our business could be adversely affected.
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
Some of the challenges we face in attracting and retaining employees include:
•perceived uncertainties as to our commitment to our mission, guiding principles, and culture;
•skepticism regarding our ability to continue to accelerate GMS growth in the future;
•continuing to offer competitive compensation and benefits;
•evolving expectations regarding the ability to work remotely;
•enhancing engagement levels among existing employees and supporting their work-life balance;
•attracting and retaining qualified employees who support our mission and guiding principles;
•promotion opportunities for employees into leadership positions;
•hiring employees in multiple locations globally; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling engineering, product management, and other technical positions, particularly in New York City, San Francisco, and Chicago is challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, particularly in this volatile macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer, or unsuccessful succession planning, could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19 or other reasons, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
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
The trustworthiness of our marketplaces and the connections among the members of our community are the cornerstones of our business. Many things could undermine these cornerstones, such as:
•complaints or negative publicity about us, our platforms, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•an inability to gain the trust of prospective buyers;
•disruptions or defects in our marketplaces, such as the increased pace of product experimentation, privacy or data security breaches, website outages, payment disruptions, or other incidents that impact the reliability of our platform;
•lack of awareness of our policies or confusion about how they are applied;
•changes to our policies that members of our community perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
•inadequacies in our terms of use;
•frequent product launches or updates that could deteriorate member trust;
•a failure to enforce our policies effectively, fairly, and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplaces;
•inadequate or unsatisfactory customer service experiences;
•a failure on the part of our sellers to fulfill their orders in accordance with our policies, their own shop-specific policies, or buyer expectations;
•a failure to respond to feedback from our community; or
•a failure to operate our business in a way that is consistent with our guiding principles and mission.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete, and the cost of incorporating new technologies into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
The success of our mobile apps could also be harmed by factors outside our control, such as:
•actions taken by providers of mobile operating systems or mobile app download stores, such as policy changes that interfere with, add tolls to, or otherwise limit our ability to provide users with a full mobile experience;

•unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•increased costs to distribute or use our mobile apps; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.
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
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs and customs that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, varying quarantines, closures, delayed or terminated delivery services, and travel restrictions related to the ongoing COVID-19 pandemic may interfere with our international growth strategy.
Our success outside the United States also depends upon our ability to attract sellers and buyers from the same countries in order to enable the growth of local markets. An inability to develop our community globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, and taxation of goods and services);
•fluctuations of foreign exchange rates;
•potentially heightened risk of fraudulent or other illegal transactions;
•limitations on the repatriation of funds;
•exposure to liabilities under anti-corruption, anti-money laundering, and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control, and similar laws and regulations in other jurisdictions;
•varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;
•our ability to enforce contracts, our policies, and intellectual property rights in jurisdictions outside the United States;
•geopolitical events such as natural disasters, pandemics, terrorism, and acts of war;
•uncertainties on the continuing impact of pandemic-related quarantines, closures, delayed or shut down delivery services, and travel restrictions on operations;
•uncertainties and instability in U.K. and European markets caused by Brexit; and
•barriers to international trade, such as tariffs, customs, or other taxes.
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
Legal, political, and economic uncertainty surrounding the United Kingdom’s departure from the E.U. may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom, and pose additional risks to our business, revenue, financial condition, and results of operations.
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
In the United States, the CCPA became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information, and the right to opt out of sales of their personal information. The CCPA also authorizes limited private lawsuits to recover statutory damages for certain data breaches. The CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In November 2020, an additional California privacy law commonly called CPRA is set for a state-wide vote as a ballot initiative. If passed, the CPRA may add further uncertainty, compliance costs, and potential liability with respect to California residents.
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
In addition, the laws relating to the transfer of personal data outside of the E.U. continue to evolve and remain uncertain. Although we are taking steps to comply and mitigate the potential impact to us, the efficacy and longevity of these steps are uncertain. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, the evolving data protection landscape also creates uncertainty as to how to comply with E.U. privacy law, including potentially inconsistent guidance, rulings, or requirements from multiple authorities in the E.U., as well as in the U.S. and worldwide. Further, we may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements). The Court of Justice of the European Union recently found Privacy Shield, a framework enabling cross-border transfers of personal data between the E.U. and the U.S., to be invalid. While Etsy does not rely upon Privacy Shield for cross-border transfers, Reverb has done so. While effective solutions may be available to permit these transfers, this may nonetheless impede Etsy and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In addition, other mechanisms for cross-border transfers, such as model commercial clauses, may be subject to uncertainty.

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
Some providers of consumer devices and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
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
Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules and certification requirements (including the Payment Card Industry Data Security Standard) and direct contractual requirements from our third-party payments processors, all of which are subject to change. Failure to comply with these rules and requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or impact our relationship with our third-party payments processors. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our sellers, which may negatively impact payments on our platform, usage of our payments services, and our marketplaces.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we rely on a variety of security measures, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists.
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
We have acquired a number of other businesses in the past, including our 2019 acquisition of Reverb, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions, including the acquisition of Reverb, or any partnerships, and the integration of Reverb and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. The Reverb acquisition and any future acquisitions or partnership may result in unforeseen operational difficulties and expenditures associated with:
•integrating new businesses and technologies into our infrastructure;
•implementing growth initiatives;
•integrating administrative functions;
•hiring, retaining, and integrating key employees;
•supporting and enhancing morale and culture;
•retaining key customers, merchants, vendors, and other key business partners;
•maintaining or developing controls, procedures, and policies (including effective internal control over financial reporting and disclosure controls and procedures); and
•assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyber attacks, taxes, and other matters.
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
We intend to operate in line with our guiding principles, focus on the long-term sustainability of our business, and work toward our mission to “Keep Commerce Human.” We may take actions in line with our mission and guiding principles that we believe will benefit our business and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial performance. However, these longer-term benefits may not materialize within the time frame we expect or at all. For example:
•we may choose to prohibit the sale of items in our marketplaces that are inconsistent with our policies even though we could benefit financially from the sale of those items; or
•we may choose to revise our policies in ways that we believe will be beneficial to our community in the long term even though the changes may be perceived unfavorably, such as updates to the way we define “handmade.”
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
We have adopted policies and procedures that are intended to ensure compliance with anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic, as new technologies and ways to commit fraud and other illegal activity are continually evolving, and regulations requiring marketplaces to detect and limit these activities are increasing. If we fail to limit the impact of fraudulent and other illegal activity in our marketplaces, our business, reputation, financial performance, and growth could be adversely affected.
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
We compete for sellers with both retailers and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook and Instagram. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platform, such as BigCommerce, Wix, and Shopify.

We compete to attract, engage, and retain sellers based on many factors, including:
•our brand awareness;
•the global scale of our marketplaces and the breadth of our online presence;
•the extent to which our tools and services can ease the administrative tasks that a seller might encounter in running her business;
•the number and engagement of buyers;
•seller education resources and tools;
•our policies and fees;
•the ability to scale her business;
•our mobile apps;
•the strength of our community; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth and quality of items that sellers list in our marketplaces;
•the ease of finding items;
•our brand awareness;
•the person-to-person commerce experience;
•customer service;
•our reputation for trustworthiness;
•our mobile apps;
•the availability of timely, fair, and free shipping offered by Etsy sellers to Etsy buyers;
•ease of payment; and
•the availability and reliability of our platform.
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. To the extent Etsy and our sellers may rely on these competitors’ services, they may seek to disintermediate Etsy or reduce services to our users. Additionally, we believe that it is relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship.
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

If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business and results of operations could be adversely affected.
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
Third-party providers host much of our technology infrastructure and are likely to host more in the future. Any disruption in their services, or any failure of our providers to handle the demands of our marketplaces could significantly harm our business. For example, any significant disruption of, or interference with, our use of cloud infrastructure would negatively impact our operations and our business would be seriously harmed. We exercise little control over these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, or security concerns. Our efforts to update our infrastructure may not be successful as we may not sufficiently distribute our risk across providers or geographies or may take longer than anticipated. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain our sellers and buyers could be adversely affected, which could harm our growth prospects and our business.
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
We frequently receive communications alleging that items listed in our marketplaces infringe third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with proactive anti-counterfeiting measures our platform employs and continues to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces, limiting item or seller visibility, and, in certain cases, closing the shops of sellers who violate our policies. These procedures and our policies may require significant investment and be costly to implement and maintain.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers, and Section 230 of the Communications Act of 1934 (commonly referred to as CDA § 230) limits claims for non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings, including analogous ones in other jurisdictions, may change unfavorably. For example, proposed laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments (such as the pending Bolger v. Amazon case in California), may unpredictably increase our liability as a platform for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, or regulatory issues of our sellers.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with Etsy sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws, and others are considering related legislation. Additionally, the Supreme Court’s decision in South Dakota v. Wayfair, Inc. et al overturned existing law that sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. As a result of the Wayfair decision, U.S. states have begun to adopt and enforce laws requiring us or our sellers to calculate, collect, and remit taxes on their sales. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business, financial performance, and growth. Additionally, this legislation could require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplaces less attractive. If we are found to be deficient in the calculation, collection, and remittance of taxes in the jurisdictions in which we do business our business and results of operations could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property, product liability, and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platform. For example, the European Union has passed a directive expanding online platform liability for copyright infringement, which member states are expected to implement by 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Act of 1934, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
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
Our business depends on continued and unimpeded access to the internet, mobile networks, and the postal service.
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
In addition, our sellers rely on continued and unimpeded access to the postal service to deliver their goods reliably and timely to buyers. As a result of the COVID-19 pandemic and other factors, our sellers have experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our buyers may have a poor purchasing experience and may lose trust in our marketplace which could negatively impact our business, financial performance, and growth.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that claim to cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers or third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
In addition to intellectual property claims, we may become involved in other litigation matters, including class action or shareholder derivative lawsuits. We may become subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our community, relating to broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our website that items sold on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make medical or health claims, we may nevertheless be subject to claims.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters. Any lawsuit or regulatory action to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits or regulatory actions on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. We have completed integrating Reverb into our operations and financial internal control processes, however, it remains possible that we or our independent public accounting firm could identify a material weakness relating to Reverb in our internal control processes in the future. We cannot assure you that Reverb will be effectively integrated into our operational or financial internal control processes or that that we or our independent registered public accounting firm will not identify a material weakness relating to Reverb in our internal control processes in the future.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”) and the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes” and together with the 2018 Notes and the 2019 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2020. See “Note 9 — Debt” in the Notes to Consolidated Financial Statements for more information on the 2018 Notes.
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
Under Accounting Standards Codification 470-20—Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity components of the Notes are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2020 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2020 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2020 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
The terms of our debt instruments may restrict our ability to pursue our business strategies.
We do not currently have any obligations outstanding under our credit facility. However, our credit facility requires us to comply with various covenants that limit our ability to take actions such as:
•disposing of assets;
•completing mergers or acquisitions;
•incurring additional indebtedness;
•encumbering our properties or assets;

•paying dividends or making other distributions;
•making specified investments; and
•engaging in transactions with our affiliates.
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
The price of our common stock has been and is likely to continue to be volatile. For example, since January 1, 2019, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $153.20 through October 23, 2020. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report, as well as how those results and metrics compare to analyst and investor expectations;
•forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock or a negative view of our financial guidance or projections and our failure to meet or exceed the estimates of such analysts;
•entry into or exit from stock market indices;
•announcements of new services or enhancements, strategic alliances or significant agreements, or other developments by us or our competitors;
•announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•the amount and timing of our operating expenses and the success of any cost-savings actions we take;
•changes in our Board of Directors or senior management team;
•disruptions in our marketplaces due to hardware, software or network problems, security breaches, or other issues;

•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during the current COVID-19 pandemic, currency fluctuations, and market conditions in our industry and those affecting members of our community;
•the trading activity of our largest stockholders;
•the number of shares of our common stock that are available for public trading;
•litigation or other claims against us;
•stockholder activism;
•the operating performance of other similar companies;
•changes in legal requirements relating to our business; and
•any other factors discussed in this Quarterly Report.
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
In November 2018, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time. In the third quarter of 2020, our Board of Directors decided to re-initiate purchases under the stock repurchase program beginning in the fourth quarter of 2020, after temporarily pausing share repurchases in the second quarter of 2020 in light of the macroeconomic situation related to COVID-19.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2020. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 9—Debt” in the Notes to Consolidated Financial Statements for more information on the Notes.
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
Provisions in our certificate of incorporation and bylaws and the Delaware General Corporation Law may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, these provisions:
•provide for a classified board of directors so that not all members of our Board of Directors are elected at one time;
•permit our Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which means all stockholder actions must be taken at a meeting of our stockholders;
•provide that our Board of Directors is expressly authorized to amend or repeal any provision of our bylaws; and
•require advance notice for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
July 1 - 31, 2020 (1)	53,965	$111.21	—	$77,500
August 1 - 31, 2020 (1) (2)	1,285,667	130.08	—	77,500
September 1 - 30, 2020 (1)	17,465	125.05	—	77,500
Total	1,357,097	129.27	—	77,500
(1)The total number of shares purchased includes 80,507 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)In August 2020, the Company repurchased $166.2 million, or approximately 1.3 million shares of our common stock. This repurchase was separate from the stock repurchase plan approved by the Board of Directors in November 2018 and discussed in footnote 3 below. Average price paid per share for this repurchase excludes broker commissions. For more information see “Note 9—Debt” in the Notes to Consolidated Financial Statements.
(3)In November 2018, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The stock repurchase program has no expiration date. In the third quarter of 2020, our Board of Directors decided to re-initiate purchases under the stock repurchase program beginning in the fourth quarter of 2020, after temporarily pausing share repurchases in the second quarter of 2020 in light of the macroeconomic situation related to COVID-19. No purchases were made pursuant to this program in the third quarter of 2020.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
		Form	File No.		Filing Date
2.1	Agreement and Plan of Merger, dated as of July 21, 2019, by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, as the security holders’ agent.	8-K	001-36911	2.01	7/22/2019
4.1	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36911	4.1	8/24/2020
4.2	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36911	4.2	8/24/2020
10.1	Waiver to Credit Agreement, dated as of August 18, 2020, between Etsy, Inc., Citibank, N.A. and the other parties thereto.					X
10.2	Form of Confirmation for 2020 Capped Call Transactions.	8-K	001-36911	99.1	8/24/2020
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X

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

ETSY, INC.
Date: October 29, 2020	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)