Form 10-K
period 2020-12-31
ETSY INC
filed 2021-02-26
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $12,574,335,258.

The number of shares of common stock outstanding as of February 19, 2021 was 126,049,276.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Etsy, Inc.
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “international GMS,” “mobile GMS,” and “currency-neutral GMS growth.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our opportunity, the impact of our strategy, marketing, and product investments on future gross merchandise sales (“GMS”) and revenue growth, the impact of our “Right to Win” strategy and levers for growth, the impact of our Offsite Ads offering on our future financial performance, our plans for acquisitions and strategic investments and its impact on our growth and results of operations, and the uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows and changes in overall level of consumer spending and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and derivative forms and/or negatives of those terms.
Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should read this Annual Report in its entirety and not place undue reliance on any forward-looking statements in this Annual Report.
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
SUMMARY RISK FACTORS
Our business is subject to numerous risks. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.
Financial Performance and Operational Risks Related to Our Business
•We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
•Our business could be adversely affected by economic downturns, natural disasters, public health crises (such as COVID-19), political crises, geopolitical changes (such as Brexit), or other similar events, which have and could continue to have an impact our key metrics including our GMS, and could impact our results of operations in numerous ways that remain volatile and unpredictable.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline. The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

•Our business could suffer if we experience a technology disruption that results in a loss of information, if personal data or sensitive information about users or employees is misused or disclosed, or if we or our third-party providers are unable to protect against technology vulnerabilities, service interruptions, security breaches, or other cyber incidents.
•The trustworthiness of our marketplaces and the connections within our community are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain an active and engaged community of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
•Our business depends on continued and unimpeded access to third party services, platforms, and infrastructure that we rely upon to maintain and scale our platform.
•We have experienced rapid domestic and global growth, and we may be subject to expanded and potentially uninsured risk, making it more difficult for us to maintain profitability in the future.
•Our ability to attract and hire a diverse pipeline of talent and retain key employees is important to our success. If we experience significant attrition or turnover it could impact our ability to grow our business.
Strategic Risks Related to Our Business and Industry
•We face intense competition and may not be able to compete effectively.
•If we are not able to keep pace with technological changes, and enhance current and develop new offerings to respond to the changing needs of sellers and buyers, our business may be harmed.
•If the widely adopted mobile, social, search and advertising solutions that we, our sellers and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
•If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
•Expanding our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•We may expand our business through acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
•We have a significant amount of convertible debt that may be settled in cash and may incur additional debt in the future.
Regulatory, Compliance, and Legal Risks
•Compliance and protection under evolving global legal and regulatory requirements including privacy and data protection laws, tax laws, product liability laws, antitrust laws, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
•We may be involved in litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platform and how our business operates.
•We may be subject to intellectual property or other claims, which, even if untrue, could damage our brand, require us to pay significant damages, and could limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock, or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

PART I.

Item 1. Business.
Overview
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our mission is to “Keep Commerce Human,” and we’re committed to using the power of business and technology to strengthen communities and empower people around the world.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are intended to make both everyday and meaningful occasions feel special as well as reflect their sense of style. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy sellers a marketplace with millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
Buyers come to the Etsy marketplace to be inspired and delighted by items that are crafted and curated by our creative entrepreneurs. We are focused on attracting potential buyers to Etsy for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. These occasions can occur many times throughout the year and include items that reflect an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. They can also happen many times throughout the year when a buyer is decorating a home, selecting an outfit for a special event, planning a celebration for a special moment, or buying a gift for someone special. In fact, in a 2020 survey of Etsy buyers, 88% of buyers agreed that Etsy has items that you can’t find anywhere else.

During 2020, the COVID-19 pandemic significantly shifted global consumer shopping behavior towards online purchases of many retail categories. Millions of buyers found us for the first time, or discovered Etsy again, for many everyday items, including those that were temporarily unavailable elsewhere. This enabled Etsy to reinforce our brand messaging by aligning “special” with everyday purchase occasions. We highlighted sellers’ merchandise and categories to focus on essentials and developed a thoughtful and powerful strategy to define what “everyday” means for Etsy, bringing it to life in our marketing and product experiences for buyers. We now have the opportunity to focus on deepening our engagement with buyers by inspiring purchases across many retail categories and shopping occasions - and well beyond how they may have thought of Etsy in the past. The graphic below depicts just a few examples of Etsy’s relevance, and we believe we can deepen engagement with buyers by inspiring purchases in additional categories and on additional occasions.

Reverb, which we acquired in 2019, is a leading global online marketplace dedicated to buying and selling new, used, and vintage musical instruments, with a vibrant community of buyers and sellers all over the world. Reverb, now a wholly-owned subsidiary of Etsy, Inc., is included in all financial and other metrics, unless otherwise noted.
As of December 31, 2020, the Etsy and Reverb marketplaces connected 4.4 million active sellers to 81.9 million active buyers. Our buyers and sellers are located all over the world, and our seven core geographic markets are the United States, United Kingdom, Germany, Canada, Australia, France, and India, which is the most recent addition to the list. In identifying our core geographies, we consider locations that represent our most attractive buyer GMS opportunities, where we currently have or believe we can create a vibrant two-sided marketplace, or as in the case of India, where we are making strategic investments in domestic growth. There are currently nearly 87 million items for sale across many retail categories in our marketplaces. In 2020, our sellers generated $10.3 billion of Gross Merchandise Sales (“GMS”), approximately 61% of which came from purchases made on mobile devices. In 2020, our top six retail categories on the Etsy marketplace were homewares and home furnishings, jewelry and personal accessories, craft supplies, apparel, beauty and personal care, paper and party supplies, and with the addition of Reverb, we now have a significant presence in the market for musical instruments. We are a global company, and 36% of our 2020 GMS was generated when a seller or buyer, or both, were located outside of the United States.

Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale; completing transactions between a buyer and a seller, which includes, where applicable, beginning in the second quarter of 2020, an additional transaction fee related to offsite advertising; and using our payments platforms to process payments, including foreign currency payments. Etsy fees include the $0.20 listing fee for each item listed (for up to four months), the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, where applicable, an additional transaction fee of 12% or 15% related to offsite advertising, and fees for Etsy Payments, our payment processing product. Etsy began charging for Offsite Ads in May 2020; sellers pay Etsy 12% or 15% of the value of a sale based on the seller’s volume of sales if such sale is generated from an advertisement placed by us on third-party internet platforms. In the second half of 2020, 9% of Etsy GMS was subject to an Offsite Ads transaction fee. Etsy Payments processing fees vary between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. We earn additional fees on transactions in which currency conversions are performed. As of December 31, 2020, Etsy Payments was available in 45 countries and 21 currencies, and nearly all sellers in countries where Etsy Payments is available are required to use the service. In fact, 92% of total GMS from the Etsy marketplace (“Etsy.com GMS”) was processed through Etsy Payments in 2020, up from 89% in 2019. By October of 2020, we expanded Etsy Payments to 9 additional countries, so GMS processed through Etsy Payments only reflects a partial year for those countries in 2020. Our ability to expand Etsy Payments into additional countries is dependent upon the third-party providers we use to support this service. Reverb fees include the 5.0% transaction fee that a Reverb seller pays for each completed transaction, inclusive of shipping fees charged, and fees for payment processing. On August 4, 2020, Reverb increased its seller transaction fee from 3.5% to 5%. There are no listing fees for the Reverb marketplace.
Services revenue is comprised of the fees a seller pays us for our optional services (“Services”), which help Etsy sellers generate more sales and play a key role in enabling our sellers to scale their businesses. We believe we can grow seller optional paid services in three ways: by expanding the utility of existing services, expanding the geographic reach of existing services, and launching new services offerings. For the Etsy marketplace, primary optional services include on-site advertising services, which allow Etsy sellers to pay for prominent placement of their listings in search results, and Etsy Shipping Labels, which allows Etsy sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels. During 2020, 22% of active Etsy sellers used our advertising platform, up from 17% in 2019. In 2020, we enhanced our dynamic cost-per-click on-site advertising by improving the relevance of ads in search and the speed of incorporating changes in a seller's budget. We also applied our improved search algorithms to Etsy Ads to drive ad relevance and higher click-through rates, leading to accelerated year-over-year revenue growth for this service. Our shipping label service provides Etsy sellers the ability to print their shipping labels at home, which reduces the cost and time it takes Etsy sellers to ship items to Etsy buyers and reduces the chance for administrative error through features such as auto population of shipping addresses, and automatically provides buyers with tracking information (when available) and shipping notifications. Our shipping labels service also incorporates logistics solutions that help Etsy sellers save time and money. During 2020, 22% of active Etsy sellers in regions where Etsy Shipping Labels was offered used this service. While this utilization rate is down from 23% in 2019 as a result of the year-over-year growth in active Etsy sellers, the total number of active Etsy sellers using the service has increased. For the Reverb marketplace, optional services include Bump, an on-site advertising product that enables Reverb sellers to determine their own ad rates as a percentage of their item’s final sale price, and Reverb Shipping Labels, which gives Reverb sellers access to discounted shipping rates.

Our Opportunity
We believe that the nature of commerce is continuing to evolve: more people are choosing to purchase goods online and many consumers are looking for special items as an alternative to mass produced goods. In 2019, Etsy conducted a market opportunity analysis. At that time we estimated that the online market size across all relevant retail categories for the Etsy marketplace within six of our seven core geographic markets, United States, United Kingdom, Germany, Canada, Australia, and France, represents a $249 billion market opportunity, and a $1.7 trillion market opportunity when offline is included. We estimated that by 2023, the online market opportunity would expand to $437 billion and $2 trillion when offline is included. We have not updated this market opportunity analysis as a result of the dramatic shift to online that has occurred during 2020, nor have we included India, our seventh core geographic market in this analysis.
We operate in over 50 different retail categories and our top six categories based on GMS (inclusive of masks) in 2020 were: homewares and home furnishings, jewelry and personal accessories, craft supplies, apparel, beauty and personal care, and paper and party supplies. Mask sales, a subcategory of beauty and personal care, added $743 million in GMS in 2020.

$4.0B
$3.0B
$2.0B
$1.0B
$—B
Homewares & Home Furnishings
Jewelry & Personal Accessories
Craft Supplies
Apparel
Paper & Party Supplies
Beauty & Personal Care*

*Excludes mask sales.

2020 Category Etsy.com GMS

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

Key Components of Our Platform
Our Marketplaces
The Etsy Marketplace
Our primary marketplace, Etsy.com, is where thoughtful buyers come to discover a broad selection of unique goods that are hard to find elsewhere. In a world of increasing automation and commoditization, Etsy celebrates creativity and human interaction. We believe this marketplace is characterized by several unique qualities, including:
•Unique Products: Etsy boasts a large assortment of handmade, customized, personalized, vintage, and craft supply products from all over the world. There are currently approximately 85 million items listed on the Etsy marketplace. We continue to improve the customer experience by delivering a brand promise around shipping to align with our buyers’ expectations of when they can expect to receive our unique items.
•Global Reach: Etsy’s seven core geographic markets are the United States, United Kingdom, Germany, Canada, Australia, France, and India, which is the most recent addition to our core markets, in addition to sellers and buyers in nearly every other country around the world. Our platform makes it easy for Etsy buyers and Etsy sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, Etsy Ads, and conversations between Etsy buyers and Etsy sellers. In addition to language processing we invest in localization within our international markets to create a fully localized experience for all Etsy buyers and sellers. Our payments platform allows Etsy sellers to offer Etsy buyers a wide range of payment options. In 2020, 43% of Etsy sellers were located outside the United States, and 38% of our GMS was generated between an Etsy seller, Etsy buyer, or both, located outside of the United States.
•Organic Traffic Base: We’ve organically built a loyal, global base of Etsy buyers on the platform. The vast majority of visits to the Etsy marketplace come through organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications. In 2020, 80% of our GMS was generated through organic channels.
•Connection Between Etsy Buyers and Sellers: We believe that human connection is central to buyer engagement. We emphasize that the items listed for sale on the Etsy marketplace are brought to life by real people. Additionally, buyers are able to connect directly with sellers in order to ask questions and personalize or customize items to their specifications. We believe that meaningful interactions with Etsy sellers differentiate us from other e-commerce platforms, drive buyer engagement, and keep our buyers coming back. When buyers and sellers interact on the platform, their conversion rate and average order value is significantly higher. In 2020,we launched listing videos, where sellers showcase their expertise in making and bringing their products to life, reinforcing buyer and seller engagement. Approximately 3.2 million seller videos were uploaded in 2020.
•Marketing: We’ve evolved our marketing strategy to reinforce our core brand promise in the minds of Etsy buyers, and strengthened our capabilities by employing a full-funnel marketing approach and optimizing our investments in each area of the funnel. During 2020 we leaned more heavily into upper funnel strategies through TV, digital video, and paid social, to create a flywheel that elevates the effectiveness of other channels. In 2020, we launched our innovative advertising program for sellers called Offsite Ads, in which Etsy pays the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers. When a shopper clicks on an offsite ad featuring a seller’s listing and purchases from their shop within 30 days of that click, the seller will pay Etsy a transaction fee on that order - but only when they make a sale. Our Offsite Ads program is a win-win for Etsy and our sellers: sellers only pay when they make a sale and the additional fee enables Etsy to expand the Lifetime Value, or “LTV,” of buyers and drive more visits to the Etsy marketplace. In 2020, the percentage of GMS attributed to performance marketing was 20%, up from 15% in 2019, with the expansion in paid GMS primarily driven by Offsite Ads. Our investments in performance marketing, which we define as spend related to the digital acquisition of buyers, adjust according to demand and scale based on incremental return.
•Connected Experience Across all Devices: We want to engage Etsy buyers wherever they are and provide an enjoyable and accessible shopping experience regardless of the format. Our mobile website and our Etsy mobile app for Etsy buyers include search and discovery, curation, personalization, augmented reality, and social shopping features. We offer a connected experience through each channel, desktop, mobile web, and mobile app, to help ensure that no matter what device Etsy buyers use they will have the best possible experience. Additionally, our “Sell on Etsy” mobile app helps Etsy sellers operate their shops and manage orders. For the year ended December 31, 2020, approximately 62% of Etsy.com GMS was generated on a mobile device, up from 59% in 2019. Mobile web contributes the largest share of traffic, followed by desktop and our mobile app. We believe growth in percentage of mobile app visits could be a tailwind to future conversion rate gains, as our mobile app channel has the highest conversion rate, followed by desktop and mobile web.
•Buyer Intent; People Come to the Etsy Marketplace to Browse and be Inspired: Our platform is designed to provide a personalized search experience to Etsy buyers, adjusting results and recommendations based on transaction data and previous browsing history. Many of our buyers come to Etsy not in search of a specific item, but to browse and be inspired. We are continuing to build more sophisticated algorithms that allow us to deliver more personalized results to our buyers, utilizing browse and transaction data to surface items buyers didn’t know they wanted. In the beginning of 2020, we completed our major migration to Google Cloud and, during the course of 2020, launched a number of initiatives to enhance search and bring fun to the discovery and shopping experience, including more relevant recommendations when buyers are further along in the purchase funnel, additional progress with saved searches and favorites, making the site more browsable and increasing site performance, which all improved organic search. We integrated advanced machine learning techniques such as improved model engines in order to drive further search improvements. During 2020, we doubled our utilization of data processed per search query compared to 2019 and continued our efforts to close the semantic gap and leverage buyer attributes to deliver more personalized search results. We believe we have significant opportunities to further enhance our search and discovery capabilities and plan to leverage our machine learning technology, including increased model complexity and further contextual cues to deliver an even more personalized shopping experience in the future.
The Reverb Marketplace
Reverb, our wholly-owned subsidiary, operates as a separate marketplace and was founded on the principle that buying and selling musical instruments should be easy. Reverb’s mission is to make the world more musical. This unique two-sided marketplace connects buyers and sellers of new, used, and vintage musical gear from all over the world, uniting music makers with the gear that inspires them. Reverb’s buyers and sellers range from beginning musicians looking for their first instruments, professional musicians that utilize the platform to expand their tools, local music stores that use Reverb to do more business online and the largest music retailers in the world that use Reverb to reach an even larger audience.
Reverb’s unique characteristics include:
•Depth and Breadth of Inventory: The Reverb marketplace had 1.8 million listings as of December 31, 2020, including unique used and vintage gear, instruments played on tour and on popular albums by well-known musicians, and exclusive, boutique, and handmade items that you can only find on Reverb.
•Range of Sellers: Reverb provides buyers unparalleled access to an expansive inventory because of its wide network of retailers, manufacturers, and individual sellers distributed across the globe. During the COVID-19 pandemic, while competitors experienced warehouse backlog issues and out-of-stock inventory, Reverb continued to connect buyers with sellers who had in-stock inventory and were able to ship safely. With Reverb’s global footprint and network of sellers, it offers players a wider variety of inventory than any single retailer can.

•Expertise: Reverb’s team of musicians and gear experts has created not only a marketplace built for buying and selling gear, but also one of the largest musical instrument databases in the world, with transaction information for nearly 10 million orders. This extensive data set means that when a seller lists an instrument for sale, the seller can estimate the current market value of the item.
•Community of Players: Reverb has a large and passionate community of musicians and music gear lovers that engage on its platform, resulting in high quality transactions and interactions for both buyers and sellers.
Laying the foundation for further success, we brought on a new Chief Executive to lead Reverb and rolled out a new product experimentation process similar to Etsy’s, enabling the team to iterate much faster. The Reverb team has launched initiatives to accelerate seller sales volume including enhancing the presentation of financing options, adding seller reviews to product pages, offering more competitive shipping rates to buyers that purchase multiple items, and increasing customer support to improve the experience for buyers and sellers. These initiatives are all designed to positively impact conversion rate and order size for sellers. To enable further incremental improvements to the marketplace, in August 2020 Reverb increased its seller transaction fee for the first time from 3.5% to 5%. With this change, Reverb increased investments in marketing, expanded its global customer engagement team, and grew the capacity of its product team focused on creating and enhancing seller tools and services.
As the COVID-19 pandemic shifted consumer habits to shopping online and shelter-in-place restrictions increased interest in creating and recording music at home, Reverb experienced an increase in sales and new buyers. Based on which items were popular and a significant increase in new gear sales, it appears that many consumers were picking up musical instruments for the first time. Reverb’s fastest growing categories in 2020 included acoustic guitars, synthesizers and keyboards, audio interfaces (often used for home recording) and drum machines.
Reverb believes that the pandemic accelerated the shift to buying instruments online and that this shift is likely to continue even after retailers fully reopen. Leveraging this momentum, Reverb is making investments in the marketplace to drive sustained growth over time.
Additional Etsy Tools and Services
In addition to our paid services, we provide a wide range of tools and educational resources to give Etsy sellers the support they need to manage the administrative side of their businesses. According to our seller survey, most recently conducted in 2021, for every hour that an Etsy seller spends making her products, she spends almost another hour doing business-related tasks, including inventory management, marketing, shipping, customer service, and accounting. Our tools and educational resources help manage these administrative burdens.
As 2020 brought an unparalleled set of challenges for our seller community, we expanded our resources and tools to help sellers grow their businesses during the pandemic. We collected our best practices and published our “Ultimate Guide to Running Your Shop During COVID-19,” which highlights trends and some of the biggest themes that emerged in 2020. During the year we dedicated resources to invest in our seller community and advocated on their behalf. We provided over $13 million of one-time investments and donations to support our sellers and communities, launched a multi-channel campaign titled “Stand with Small” to remind shoppers that a purchase from Etsy supports independent sellers, and advocated on behalf of our sellers to members of the U.S. Congress to ensure that the self-employed were included in major COVID-19 relief bills and legislation.
•Seller Tools: We offer a variety of free tools to Etsy sellers, including our Shop Manager dashboard, which serves as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics, and have conversations with their customers across all of their Etsy shops. This dashboard is a single, easy-to-use interface that streamlines sellers’ bills and payments accounts. Our Etsy seller analytics pages provide additional insights regarding traffic acquisition for their shops. Other marketing tools include Targeted Offers, our sales and promotions tool, and our social media tool, which help Etsy sellers with their marketing needs and allows them to stand out on and off the Etsy platform. Also, through a partnership with Intuit, Etsy sellers in the United States and the United Kingdom can simplify their accounting and bookkeeping.
•Education: We provide extensive educational resources to teach Etsy sellers how to start, manage, and scale their businesses on our platform, including blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums, and insights from our support teams. In addition to our resources, Etsy sellers connect through self-organized Etsy Teams to build personal relationships with other Etsy sellers, collaborate, educate, and support each other as they build their independent creative businesses.

Our focus on supporting our sellers in starting, managing, and scaling their businesses strengthens our marketplace and positions it for continued growth. When our sellers succeed, Etsy succeeds.

How an Etsy Seller Spends Her Time	2021 seller survey
Reverb Services
Reverb has several services that drive growth in the marketplace and relieve friction in the purchase funnel.
Advertising: Reverb’s on-site advertising platform, referred to as Bump, enables Reverb sellers to gain prominent placement on Reverb in exchange for a higher percentage of their items’ final sale price.
Reverb Shipping Labels: Reverb provides sellers access to shipping labels at significant discounts, which reduces the cost and time it takes Reverb sellers to ship musical gear, and provides transparency through tracking information about when a buyer can expect to receive their item. The ability to print the shipping labels at home reduces the cost and time it takes Reverb sellers to ship items to Reverb buyers, reduces the chance for administrative error through features such as auto population of shipping addresses, and automatically provides tracking information when available and shipping notifications to buyers.
Our Passionate and Engaged Etsy Sellers and Buyers
Etsy Sellers
Our sellers are the backbone of Etsy’s business and what matters most to them is our community of approximately 81 million buyers. In order to continue to support our sellers’ growth, we are focused on making Etsy the best place to start and run a creative business. We serve creative artisans and entrepreneurs around the world who choose to pursue their passions, offering them a global base of millions of buyers and a cohesive suite of tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants and have a broad range of personal and professional goals. In 2020, active sellers, those who sold an item or incurred a bill charge in the last 12 months, grew 63.5% compared to 2019. As cloth face coverings became mandatory in many geographies, we mobilized our sellers to make and sell face masks on the Etsy platform, a category that was relatively small entering 2020. Many sellers pivoted their product listings to face masks, and given the ease of starting a shop on Etsy, we acquired new sellers, reaching millions of buyers.

Our 2021 seller survey found that 55% of Etsy sellers are multi-channel sellers and that, on average, Etsy is their primary source of sales. In 2019, the second largest channel was craft fairs and live selling events, but during the COVID-19 pandemic, many sellers focused their efforts in online channels, with Etsy garnering the majority share.
According to our 2021 seller survey:
•81% identify as women;
•69% consider their Etsy shop to be a business;
•97% run their shops from their homes;
•82% aspire to grow their sales in the future; and
•65% started their Etsy shop as a way to supplement income.
Our 2021 seller survey found that 30% of Etsy sellers were pursuing their creative business as their sole occupation.

Etsy Sellers
Etsy Buyers
The Etsy marketplace supports a community of approximately 81 million buyers, who value self-expression, unique items, and buying directly from creative artisans and entrepreneurs. In a 2020 survey of Etsy buyers, 88% of buyers agreed that Etsy has items that you can’t find anywhere else. Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. Etsy buyers can also purchase customized items, vintage merchandise, and craft supplies from Etsy sellers. By shopping on the Etsy marketplace, Etsy buyers are supporting creative artisans and entrepreneurs in their local communities and around the world. The vast majority of visits come to the Etsy marketplace from organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications.
We are focused on driving more new buyers to the platform and encouraging existing buyers to purchase more often. New buyers are considered unique buyers that have never made a purchase on the Etsy marketplace. During 2020, we had over 38 million new Etsy buyers, up 102% compared to last year. GMS from new buyers was up 94% year-over-year and represented approximately 16% of overall Etsy.com GMS.
GMS from existing Etsy buyers grew 101% year-over-year in 2020 and represented approximately 84% of overall Etsy.com GMS, in line with last year. We’ve made significant strides in reactivating buyers, generating purchases from buyers who hadn’t made a purchase in a year or more. We generated over 22 million reactivated buyers in 2020, growing 77% compared to the prior year. Of the 60.7 million new and reactivated buyers in 2020, approximately 17% made four or more purchases across two or more categories, demonstrating encouraging signs for frequency.
Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. In 2020, on the Etsy marketplace, approximately 48% of our active buyers were repeat buyers, an increase compared to last year. We are particularly focused on converting our repeat buyers into habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months. As of December 31, 2020, habitual buyers grew to 6.5 million, an increase of 157% compared to 2019. The growth in habitual buyers has accelerated for three consecutive quarters and is faster than overall active buyer growth, indicating our efforts to convert buyers into more loyal shoppers on the Etsy marketplace are seeing signs of success.

We’ve attracted nearly 151 million total buyers on the platform (unique buyers who have ever purchased on Etsy) since our launch in 2005.

ACTIVE BUYERS
80M
70M
60M
50M
40M
30M
20M
10M
0M
2016
2017
2018
2019
2020
One Purchase Day
Multiple Purchase Days
Habitual Buyers

Active Buyers by Purchase Type

Etsy Seller & Buyer Retention
On the Etsy marketplace, our active sellers and active buyers typically remain so for multiple years. For example, 42.5% of active sellers and 41.5% of active buyers as of December 31, 2017 continued to be active sellers and active buyers through their fourth year on the platform, and 36.2% of active sellers and 37.9% of active buyers as of December 31, 2016 continued to be active sellers and active buyers through their fourth year on the platform. In addition, as of December 31, 2020, 18.4% of active sellers have been selling on Etsy for more than four years. Likewise, as of December 31, 2020, 20.2% of active buyers have been Etsy buyers for more than four years.

100%
75%
50%
25%
0%
Year 1
Year 2
Year 3
Year 4
2013 Seller Cohort
2014 Seller Cohort
2015 Seller Cohort
2016 Seller Cohort
2017 Seller Cohort

100%
75%
50%
25%
0%
Year 1
Year 2
Year 3
Year 4
2013 Buyer Cohort
2014 Buyer Cohort
2015 Buyer Cohort
2016 Buyer Cohort
2017 Buyer Cohort

		Year 1	Year 2	Year 3	Year 4			Year 1	Year 2	Year 3	Year 4

AVG GMS	2013	$1,260	$3,110	$4,190	$4,620	AVG GMS	2013	$96	$161	$168	$174

PER SELLER	2014	$1,465	$3,325	$4,228	$4,615	PER BUYER	2014	$99	$157	$164	$169

	2015	$1,558	$3,296	$4,062	$4,939		2015	$101	$158	$163	$180

	2016	$1,660	$3,198	$4,278	$5,004		2016	$101	$157	$174	$187

	2017	$1,641	$2,875	$4,090	$6,538		2017	$92	$173	$186	$241

Cohorts of 2017, 2016, 2015, 2014, and 2013 Active Sellers and Active Buyers

$41.4
$41.4
$44.6
$50.2
$55.7
2019
2018
2017
2016
2015
GMS per Buyer ($)*

*2020 GMS per buyer by cohort from 2015 - 2019 excluding mask GMS

Historical Cohorts: 2020 GMS per Buyer

Our Technology
Our engineering team has built a sophisticated platform that enables millions of sellers and buyers to smoothly transact across borders, languages, and devices. We collect and analyze large volumes of data to enhance the performance of our platform to produce personalized recommendations, improve our search experience, and test features on our website.
Our use of machine learning algorithms on the Etsy marketplace creates an engaging shopping experience and helps Etsy sellers and Etsy buyers connect across our platform. We apply proprietary machine learning to the search and discovery processes, enabling shoppers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind. Machine translation and machine learning also play an important role in making it easy for Etsy sellers and Etsy buyers to connect even if they don’t speak the same language. We translate listings within our Etsy marketplace, which we believe significantly increases the inventory available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience.
In addition, our technology infrastructure allows us to scale our efforts across the platform. In February 2020 we completed our principal migration to Google Cloud, which we believe will result in increased engineering efficiency, shifting the focus from maintaining on-premise systems to product engineering work that is more strategic. As the COVID-19 pandemic shifted consumer shopping habits to more online commerce, traffic volume increased dramatically, and the cloud migration enabled us to dynamically flex our infrastructure. In addition to its flexible capacity, we also believe the cloud will enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble technology on an as needed basis. For example, during 2020 we processed twice as much data per search query as we did in 2019.
Commitment to Integrity and Transparency
Members of our community rely on us to maintain trusted marketplaces. The trustworthiness of our marketplaces and the connections among people in our community are cornerstones of our business. Our policies are designed to encourage transparency among our members by clearly outlining the rights and responsibilities of sellers and buyers participating on our platform. Transparency within our community reflects and helps to support our own trustworthiness. For example, we have an Impact strategy on which we provide our progress in this Annual Report.
On the Etsy marketplace, we strive to give the Etsy buyer comfort that she is purchasing goods from a shop that adheres to certain principles, which starts with our policies. Fundamentally, we require that goods listed on Etsy be handmade (whether by the seller alone or with the help of a production partner), vintage, or craft supplies. Etsy buyers have a high degree of insight into Etsy sellers’ business practices. Our policies ask Etsy sellers to be transparent about themselves, their businesses, and the goods they sell.
We are focused on enhancing customer service for our sellers and buyers, which we believe bolsters the trustworthiness of our marketplaces. For example, in 2020, we continued to evolve our offerings with Zendesk to improve our customer experience. We expanded 24/7 live chat and phone support for both our buyers and sellers. Our commitment to integrity and transparency came into particular focus in 2020. When the COVID-19 pandemic triggered the sale of masks and other COVID-19-related products, our Policy and Trust and Safety teams agilely calibrated our policy interpretation and enforcement approaches to align with constantly evolving official guidance. When Etsy called for sellers to make masks to meet soaring buyer demand, our Trust and Safety team worked to provide sellers with educational resources highlighting what is permitted to be sold on the Etsy platform and best practices for listing masks in accordance with our policies. In response to the social justice protests and civil unrest that began in the spring of 2020 and continued through a divisive, highly polarized U.S. election cycle, our Policy and Trust and Safety teams closely followed unfolding events and their impact on our marketplaces. These teams re-evaluated content on Etsy in the context of emerging trends to determine whether such content violated our Terms of Use, including our Prohibited Items policy and zero tolerance approach for items that promote, support, or glorify hate or violence or that perpetuate the spread of harmful misinformation.
We have dedicated teams and sophisticated tools to help enforce our policies. Our Integrity team uses a combination of machine learning, automated systems, and community-generated flags to review items listed on the Etsy marketplace and Etsy shops that may violate our policies. Our Trust and Safety team helps to prevent and detect fraud through human review and automated tools and algorithms. We also recognize that sometimes transactions don’t go as planned. When that happens, our online Case System provides a way for Etsy sellers and buyers to communicate with each other to resolve disputes. We also establish trust by emphasizing the person behind every transaction. We deepen connections between Etsy sellers and buyers through our direct communication tools, seller stories on our website and apps, and, when possible, in-person events, highlighting personal relationships as a key part of the Etsy experience.

We publish an annual transparency report, which details our policy enforcement for the year on Intellectual Property, Prohibited Items, and Requests for Member Information policies. We’ve shared this report on our corporate website annually since 2015, and believe that publicly reporting on our enforcement efforts builds trust in our marketplace and community.
Our Strategy
Etsy
Our strategy is focused on growing the Etsy marketplace in our seven core geographies and executing upon four key initiatives to make Etsy a better place to shop and sell: We focus our investments in search and discovery, trust and reliability, marketing capabilities, and seller tools and services. Investing in and successfully delivering on these initiatives has resulted in significant improvements to and growth of our marketplace.
In order to deliver sustainable long-term growth, we are building upon this strategy to incorporate additional elements that we believe, over time, will make Etsy a best-in-class marketplace. Our investments in product, marketing, and talent will be focused on capitalizing on what we believe are our core competitive advantages, or what we think of as our “Right to Win.”
The foundation of Etsy’s Right to Win is our sellers’ collection of unique items, which we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. Ultimately, the goal of our long-term strategy is to attract new buyers, increase buyer frequency, encourage buyers to spend more per order, fuel success for our sellers, and drive growth. During the COVID-19 pandemic in 2020, we saw the effectiveness of our Right to Win, as our buyers came to Etsy for our sellers’ unique inventory of essentials and everyday items.
The Etsy marketplace has a significant number of habitual buyers (Etsy buyers who have purchased $200 or more on Etsy and have made purchases on six or more purchase days in the last 12 months), and we believe we have the ability to attract many more buyers like them and convert them into habitual buyers. We believe we can deepen engagement with our existing buyers by inspiring purchases in additional categories and occasions. We also plan to continue supporting our sellers by creating and enhancing seller tools and services designed to help sellers scale and grow their business and drive buyer demand.
Further expanding on these two primary components of our long-term strategy we will:
1. Focus on the Etsy marketplace in our seven core geographies:
The first component and foundation of our growth strategy is our focus on the Etsy marketplace in our seven core geographies (United States, United Kingdom, Germany, Canada, Australia, France, and India). Our core geographies are locations that meet any of the following criteria:
•represent our most attractive buyer GMS opportunities,
•where we currently have or believe we can create a vibrant two-sided marketplace, or
•where we’re making strategic investments in domestic growth.
We are continuing to expand our global reach. A barometer of our local market vibrancy is the performance of our international domestic trade routes, measured by GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country.

Etsy.com GMS from this trade route grew approximately 182% in 2020 compared to 2019, making it the fastest growing category of international GMS. We see significant opportunity to deliver a more localized shopping experience to non-U.S. buyers in the future. This opportunity may include making investments in the elevation of local products and sellers in search, improving non-English search, and providing more localized marketing and campaigns.
We have buyers and sellers in nearly every country around the world, and while we focus on our seven core markets, we will also continue to evaluate additional geographies for strategic investments. Continued international expansion may require significant financial investment, especially in markets where we have limited operating experience, including in areas such as seller and buyer acquisition marketing, enhancing our machine translation across new languages, and forming relationships with third-party service providers.
Our growth strategy also includes investments for inorganic growth, including our 2018 strategic referral agreement with DaWanda in Germany and the 2019 acquisition of Reverb. We may continue to acquire additional marketplaces or businesses that are a strategic fit for the business and brand.
2. Build a sustainable competitive advantage:
As described above, our Right to Win is centered on these four key elements:
Our Sellers’ Collection of Unique Items: The foundation of Etsy’s competitive advantage is our sellers’ collection of unique items. Sellers choose to list their collections of unique items on our marketplace because they believe that we are the best place for them to start and grow a creative business and that we have created a community that attracts, supports, and retains some of the world’s most talented makers. The Etsy marketplace features approximately 85 million items listed across multiple retail categories and boasts a large assortment of unique, handmade, vintage, and craft supply products from all over the world. In a 2020 survey of Etsy buyers, 88% agreed that Etsy has items that you can’t find anywhere else - that something “special in a sea of sameness.” We believe the Etsy marketplace is the only place where you can find this depth and breadth of one-of-a-kind items, including millions that can be customized and personalized. The unique nature of these items requires that we invest in the other three elements of our long-term strategy: search and discovery, human connections, and our trusted brand in order deliver a best-in-class marketplace experience.
Best-in-class search and discovery: We are focused on continuing to develop a search and discovery experience that unlocks the value of the unique items in the Etsy marketplace. With millions of items listed on Etsy that don’t map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that surfaces the right unique product to the right buyer at the right time in order to drive sales and buyer satisfaction. We are utilizing artificial intelligence and machine learning to help personalize the search experience and enable Etsy buyers to more easily browse, filter and find the item they desire.
In 2020, we significantly enhanced the search and discovery experience on the Etsy marketplace. As a result of migrating our search efforts to Google Cloud, we made foundational upgrades to our search ranking algorithms, which continues to enable us to provide more relevant search results to buyers on the Etsy platform. We continue to make progress closing the semantic gap, and during 2020, we processed two times more data per search query compared to last year. All of our efforts have enabled us to launch personalized search, where two buyers who enter the same search query may receive different results based on their characteristics. As we continue to iterate on our search initiatives, our algorithms will learn and deliver a more personalized shopping experience, which we anticipate will deepen buyer engagement and drive greater visit and purchase frequency.
The power of human connections: Our mission to “Keep Commerce Human” is a vital part of our strategy. We continue to emphasize the role that humans play in every aspect of our business. What makes the Etsy marketplace special isn’t just the unique items in our marketplace; it’s also the stories of how those items were brought to life by the hands of real people. Our Etsy buyer experience highlights the story behind each item and also allows Etsy buyers to work with Etsy sellers to personalize or customize items to their exact specifications. In fact, data shows that when an Etsy buyer reaches out to an Etsy seller with a question, they are significantly more likely to purchase an item from that seller, and conversion rate goes up as response time gets shorter. We believe that fostering and elevating the quality of these human connections will enable us to drive buyer engagement, loyalty, and purchase frequency and to continue to differentiate Etsy from other e-commerce platforms.
In 2020, we deepened the human connections in our marketplace by launching listing videos, which help sellers showcase their products to buyers in ways they previously could not with photos, while bringing their products to life. As of the end of 2020, approximately 3.2 million sellers’ videos were uploaded. Our goal is to bring human connections to life through improvements in member support, seller forums management, our brand and marketing campaigns, and other ways that we promote the Etsy marketplace. Lastly, we deepen loyalty by creating opportunities for Etsy buyers to experience Etsy across categories and occasions.

Our trusted brand: We will continue to focus on being a brand that inspires trust in our customers across the buyer journey — when they search, purchase, anticipate, and receive their special items, and all the steps in between. Since Etsy sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for providing an excellent end-to-end experience. There are two key elements to being a trusted brand: standing for something that customers understand and rely on, and delivering a purchasing experience that feels safe and supportive. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available on Etsy, and in the overall Etsy experience. In 2020, we leveraged reviews to help buyers make more informed purchase decisions on items they are searching for. By incorporating machine learning we are now able to prioritize the most helpful reviews which are those that have substantial text, images, and are similar to the target listing. We also continue to expand our service offerings and choice of support channels for our buyers and sellers. Offering a choice of channels continues to resonate well with the community as evidenced by a greater share of our buyers opting to connect with Etsy by phone and chat; 73% of buyer contacts in the fourth quarter of 2020 were managed by phone and chat with the balance handled in email, as compared to 64% and 26% managed by phone and chat in the fourth quarter of 2019 and 2018, respectively. In addition, we continue to focus on the post purchase experience, including free shipping and transparent delivery and returns. As of December 31, 2020, 66% of items on the Etsy marketplace offered free shipping to U.S. buyers, 73% of U.S. listing views were eligible to ship for free, and 46% of global orders were delivered with free shipping. We made significant improvements in shipping transparency; as of December 31, 2020 approximately 34% of U.S. listing views had an expected delivery date.
We plan to continue to optimize the Etsy buyer shopping experience, to make it less fragmented, and to minimize friction. This will involve making sure that Etsy buyers can find what they want, can easily keep exploring for inspiration, and have the right information to make a purchase decision at every step along the way. We see significant room for additional improvements to our landing pages, our ability to surface recommendations, and continued improvements to reduce friction in the purchase funnel.
In addition, we continue to evolve our marketing strategy and investments to reinforce our core brand promise in the minds of Etsy buyers. We believe that we can continue to broaden our channel mix in the marketing funnel from predominately investing in performance marketing, which we expect to continue to drive buyer growth through channels such as product listings ads on Google or search engine marketing. Our performance marketing spend adjusts naturally with demand so as consumer habits evolve and more commerce shifts from offline to online, Etsy stands to benefit by spending more and driving more buyers to the site. We also expect to continue spending on upper funnel strategies like TV to build top of mind awareness, introduce Etsy for more of our buyers’ purchase occasions, and better engage new and existing buyers everywhere they are - on Etsy and off. In addition, we’re expanding into new marketing channels such as podcasts and influencer collections to engage with those celebrities and influencers who are passionate about Etsy. Through “Collections,” which are limited edition, exclusively curated items, Etsy and our sellers partner with celebrities and influencers to drive engagement, reach, impressions, and visits. We believe our marketing strategy coupled with a better user experience on-site will foster improved engagement with Etsy buyers.
Reverb
There are a number of similarities between the levers of growth for the Etsy and Reverb marketplaces, including improving search and discovery, making selling and buying easier, and building a global brand and user community. We believe that we are just getting started in improving the virtuous cycle of growth for our marketplaces.
2020 was also a transformational year for Reverb and its community of buyers and sellers. As the COVID-19 pandemic shifted consumer habits to shopping online, and shelter in place restrictions increased interest in creating music, Reverb experienced an increase in new buyers, many of whom were novice musicians. We are leveraging this momentum by fostering investments in the marketplace to drive sustained growth over time, including in talent, marketing, and enhancing seller tools and services to build on our core strengths.

Our Mission, Guiding Principles, and People

Mission
Our mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. We believe that consumers are demanding more of the businesses they support and that companies that build win-win solutions that are good for people, the planet, and profit will be best positioned to succeed. We are committed to growing sustainably by aligning our mission, guiding principles, and business strategy. This is what makes us distinct from mass retailers. Our mission guides our daily decisions, sets the path for our long-term success, and reinforces our commitment to make a positive social, economic, and ecological impact.
Guiding Principles
Our guiding principles describe how we, individually and as a team, show up at work. They define who we strive to be, inform our business decisions, inform the qualities we look to recognize, and enable us to achieve our mission. Our guiding principles are:
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
People
We are focused on employee engagement, which is linked with high performance, retention, innovation, and growth. Our employees have chosen to work at Etsy because they believe in our action-oriented, values-based, and purpose-driven work culture. Nurturing a culture of diversity and inclusivity has always been a part of Etsy’s DNA. We welcome people of all backgrounds and walks of life into our community as employees. They work hard to bring innovative ideas and energy every day to strengthen the experience for our sellers and buyers. We believe that embracing diverse perspectives makes us stronger, more resilient and enables us to be the best we can be.
In March 2020, Etsy employees moved to a remote work environment due to the COVID-19 pandemic. Despite this shift in work environment, we were able to maintain high experiment velocity and minimal business disruption. The shift to fully remote work was not without personal stress on many of our employees, but Etsy stepped up to support our team and contractors. We initiated company-wide “rest and recharge” days off, expanded paid family leave, and provided additional resources to help our teams weather the impact of the pandemic. Our company-wide initiatives were among many efforts to provide a safe and sustainable working environment.
As of December 31, 2020, we had 1,414 employees worldwide, including Reverb, which had 205 employees.
For further information on our approach to Human Capital see “Our Impact Strategy and Progress” below.

Our Impact Strategy and Progress
We are committed to growing sustainably by aligning our mission, guiding principles, and business strategy.
We have developed an Impact strategy that reflects the positive economic, social, and ecological impact we want to have on the world while advancing and complementing our business strategy, and we are pleased to provide this update on our progress. Since announcing our Impact strategy in 2017, we have continued to evolve and update many of our goals to be more specific, measurable, and time bound, all while continuing to expand the transparency of our reporting on these activities. We apply the same focus, discipline, and accountability to our Impact metrics as we do our financial metrics, and together, they make us stronger and more resilient. We expect to continue to evolve our Impact strategy and disclosures in the future as we grow and our Impact work matures. In addition, we have made improvements to our Investor website to make it easier for investors to find details on our Impact strategy and progress, including our three primary Impact pillars, as well as more details on human capital management, data privacy and security, and other important ESG disclosure areas.

We acquired Reverb in August 2019 and updated our 2020 Impact goals to be inclusive of Reverb. Except where specifically noted, our Impact data includes the operations of our Reverb subsidiary.
2020 Impact Highlights

Economic Impact	Social Impact	Ecological Impact

Make creative entrepreneurship a path to economic security and personal empowerment.	Enable equitable access to the opportunities that we create.	Build long-term resilience by eliminating our carbon impacts and fostering responsible resource use.
We have met our goal to double Etsy sellers’ U.S. economic output by 2023. U.S. Etsy sellers contributed $13 billion to the U.S. economy in 2020, up 142% from our 2018 baseline, created 2.6 million jobs, enough to employ the entire city of Houston, Texas while generating nearly $4 billion in income to U.S. households.	Etsy continued to attract and retain world-class talent in 2020, with a keen focus on diversity and gender balance. In 2020, Etsy (excluding Reverb) more than doubled the percentage of our leadership level employee population who identify as an underrepresented minority (Black, Latinx, or Native American; collectively, “URM”). URM hires constituted 20% of U.S. hires in 2020, and our U.S. URM employee population has increased from 8.5% in 2018 to 12.5% in 2020.	We met our 2020 goal to source 100% of our electricity from renewable energy. This includes electricity used to power our global offices, remote electricity used by employees working from home in the United States as a result of COVID-19, and our computing load in colocated data centers and Google Cloud. We also met our goal to run a carbon neutral business for 2020 by investing in over 400,000 verified emissions reductions that protect forests, sponsor wind and solar farms, and help develop greener methods for producing auto parts.

2020 was an unprecedented year due to the global pandemic and broad social issues impacting our team and the communities we serve. With our Impact strategy as a north star, we were agile and stepped up our efforts well beyond the scope of the original goals we had outlined for 2020, all while working in a completely remote environment. Our additional 2020 Impact work included the following:
•Direct Support for Sellers: Expanded seller education to help them manage their shops through this challenging time, implemented seller fee reductions, expanded our marketing strategies to further support and feature underrepresented minority sellers in our marketplace, and launched advocacy campaigns in the United States, United Kingdom, and Europe, to win government support and economic relief for small businesses, the self-employed, and sole proprietors, such as Etsy sellers.
•Philanthropy: Made personal protective equipment (“PPE”) donations and grants to community organizations and programs that enable creative entrepreneurship, advance racial justice, and help those most impacted by the pandemic, encouraged our employees to participate in charitable organizations through paid volunteer time off and other activities.
•Expanded Diversity, Equity, and Inclusion Investments: We further expanded our already robust Diversity, Equity, and Inclusion (“DEI”) program while pivoting hiring, engagement, mentorship, and our Employee Resource Group (“ERG”) program to a remote environment. Our main goal is to create safe spaces for Etsy employees, strengthen social connections and professional networks, build Etsy’s collective cultural intelligence and increase equitable opportunity. We continue to expand our ERG communities in 2021 which now includes those focused on remote employees, mental health, and a group for Jewish employees called Jetsy. In 2020 our ERGs included:
We have started off 2021 by making some important new commitments related to our ecological impact, including:
•Science Based Goals: In January 2021, we set long-term carbon reduction goals that are aligned with science, doing our fair share to prevent the worst effects of climate change. Our new Net Zero by 2030 goal includes a 50% absolute reduction in our Scope 1 and 2 greenhouse gas emissions and a 13.5% absolute reduction in our Scope 3 greenhouse gas emissions.
•New TCFD Framework: Based upon feedback from the investment community, we have added the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework, in addition to using The Sustainability Accounting Standards Board’s (“SASBs”) framework, to our Impact reporting. You can find this disclosure on pages 32-35 herein.
Looking forward, we have more exciting business strategy-aligned Impact work in the pipeline. Below are details of our economic and social pillars, including longer term diversity goals for Etsy and Reverb, and additional goals related to marketplace and supply chain sustainability and diversity.

Economic Impact

2020 Goals	2020 Progress	2021 Goals
Create and grow economic opportunities for creative entrepreneurs. Target: Double U.S. Etsy sellers’ economic output by 2023.

Expanding our Economic Impact
Target Met:
In 2020, Etsy met and exceeded its 2018 goal of doubling sellers’ economic impact by 2023.*
In 2020, Etsy sellers:
- Contributed $13 billion to the U.S. economy, a 142% increase from our baseline of $5.37 billion in 2018;
- Created 2.6 million jobs in the independent worker economy, enough jobs to employ the entire city of Houston, Texas;**
- Generated nearly $4 billion in income for sellers; and
- Produced $6.8 billion in additional economic value by harnessing their creativity and bringing unique products to market.
* To calculate these results, Etsy commissioned its third economic impact study with ECONorthwest, an independent economic consulting firm, to explore the ways Etsy sellers in the United States contribute to the national economic landscape.
** Houston, Texas has a population of 2.3 million.

Create and grow economic opportunities for creative entrepreneurs. Target: Set a new target and establish a baseline for delivering economic empowerment to our sellers.

Foster economic and personal empowerment among our stakeholders.
Target: Invest in social programs that:
- promote economic opportunities for creative entrepreneurs and
- provide musical education to people in need (Reverb).

Philanthropy
In 2020, we invested over $2.6 million in charitable gifts, which supported community organizations and programs:
- to enable creative entrepreneurship,
- to advance racial justice,
- to help those most impacted by the pandemic (including with personal protection equipment and grants), and
- to provide natural disaster relief to Etsy sellers.
We also expanded our employee matching program from $500 to $750 matched annually and, through Reverb Gives, supported musical education initiatives globally.

Community Engagement
Collectively, Etsy employees donated over 2,000 hours of volunteer time in their communities through Etsy’s Impact Hours program, which gives all employees up to 40 hours per year to volunteer.

Foster economic and personal empowerment among our stakeholders.

Target:
Invest in social programs that:
- promote economic opportunities for creative entrepreneurs and
- provide musical education to people in need (Reverb).

Economic Impact (continued)

2020 Goals	2020 Progress	2021 Goals

Advocate for public policies that advance our commitments to economic empowerment, equity, and ecological sustainability.
Target: Advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

Advocating for Creative Entrepreneurs
In 2020, we continued our advocacy for public policies that enable creative entrepreneurs to start and grow their businesses, including COVID-19 relief for the self-employed and sole proprietors, support for the United States Postal Service, portable benefits, and sensible platform regulation. We also supported public policies to reduce carbon emissions in the transportation and logistics sector, as well as economic justice policies to support microbusinesses operated by women, indigenous community members, and people of color.

Activating the Power of Etsy Sellers
Over 88,000 Etsy sellers advocated on the above issues in Washington, D.C., California, Brussels, France, and the United Kingdom and generated over 333,000 messages to lawmakers on behalf of our community.

Advocate for public policies that advance our commitments to economic empowerment, equity, and ecological sustainability.

Target:
Advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

Social Impact

2020 Goals	2020 Progress	2021 Goals

Build diverse and inclusive workforces that are broadly representative of their communities.
Targets:
- Approximately double the percentage of Black and Latinx employees at Etsy by 2023.
- Set a baseline and goals for Reverb’s performance and pay practices, hiring rubric, and diversity, equity, and inclusion strategy.

Expanding our Diversity, Equity, and Inclusion (“DEI”) Efforts
We continued to expand our robust Diversity, Equity, and Inclusion program while pivoting all of our hiring, engagement, mentorship, sponsorship, and Employee Resource Group (“ERG”) program activities to a remote environment. We drew strength from our programmatic commitments and demonstrated progress during worldwide protests against police violence and racial inequality in May, June, and July 2020.

Attracting Diverse Talent with a Focus on Leadership Representation
In 2020, we deepened our work to recruit underrepresented minority (“URM”) candidates, and we amplified our employer brand awareness efforts. As a result, this year Black, Latinx, and Native American people now comprise 8.6% of Etsy and Reverb’s combined leadership-level workforce, up from 4.5% in 2019.

Progress on our DEI Goals
We made progress on the goal we set in 2018 to double the percentage of Black, Latinx, and Native American employees at Etsy by 2023. In 2020, Black, Latinx, and Native American people constituted 20.0% of U.S. Etsy hires. As a result, Black, Latinx, and Native American people now make up 12.5% of Etsy’s (excluding Reverb) U.S. workforce, up from 8.6% in 2018 and 11% in 2019.
Our 2020 DEI goal for Reverb was to study that business and set baseline DEI goals for Reverb, which we did. This is to approximately double the percentage of U.S. employees who identify as Black, Indigenous, or a Person of Color (collectively, “BIPOC”), and to reach gender parity.

Employee Engagement and Retention
We launched the second cohort of our Mentorship Circle Program, an Engineering Sponsorship program for women and underrepresented minority engineers, launched a Company-wide DEI learning platform called Blue Ocean Brain, held community-wide vigils for Black Lives Matter, created grief circles and extra mental health benefits for struggling employees, held anti-racism workshops for parents, created flexible schedules and paid time off options for employees who had expanded caregiving responsibilities due to the pandemic, and donated $1 million to support Black-led organizations that support racial justice, voting rights, and criminal justice reform.

Pay Equity
We continued to invest in fair pay practices, and saw positive results in our 2020 Pay Equity analysis, which was conducted by a third-party consulting firm. The analysis found no unexplained pay gaps adverse to women or employees from other marginalized genders, or non-white employees. This was consistent with the findings of our 2018 analysis.

Build diverse and inclusive workforces that are broadly representative of their communities.

Targets:
- Approximately double the percentage of U.S. employees at Etsy who identify as Black, Latinx, or Native American by 2023.

Reverb:
Approximately double the percentage of U.S. employees at Reverb who identify as BIPOC by 2026 (from 16.5% to at least 33% by 2026).
- Reach gender parity at Reverb by 2026 (increasing women and marginalized genders from 29.3% to at least 50% by 2026).

Social Impact (continued)

2020 Goals	2020 Progress	2021 Goals

Build a diverse, equitable, and sustainable supply chain to support our operations and bring value to our company and our vendors.
Target: Ensure at least 50% of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans by 2022.

Supply Chain Responsibility
Through our supplier vetting program, we collected impact data from 59% of Etsy’s suppliers, representing 84% of Etsy’s supplier spend in 2020, and we continued to track our supply chain impact across key indicators. Of suppliers who have provided information through our impact survey, we found that:
- 81% of Etsy’s spend went to companies that have set a greenhouse gas emissions reduction goal; and
- 43% of Etsy’s small and medium-sized suppliers (sole proprietors up to 250 employees) are owned by women, minorities, or veterans.
We will continue to enhance data collection protocols to increase coverage across more of our full supply chain.

Supplier Diversity
In line with Etsy’s commitment to enable equitable access to economic opportunities, we are taking meaningful steps to ensure we have diverse representation across our supply chain. Etsy’s plans to increase the percentage of women-, minority-, and veteran-owned businesses in our supply chain were disrupted in 2020 by the closure of our offices and cancellation of in-person business activities, which in turn disrupted many of our supplier purchases. This led to a decrease in the percentage of women-, minority-, and veteran-owned small- and medium-sized suppliers that we engaged relative to our 2019 baseline. To address the negative impact COVID-19 had on our small- and medium-sized enterprise suppliers, we created a COVID-19 economic relief fund for our suppliers and distributed $100,000 in grant funding to these suppliers, with prioritization going to women-, minority-, and veteran-owned businesses. We also provided small business suppliers with information on how to access COVID-19-related relief funding and support. As we resume in-person business activity, we will continue our work to ensure that by 2022 at least 50% of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans. We believe there is a pathway to achieve our target, but it is largely dependent on our ability to resume in-person activities, including in-office events, employee programs, and in-person marketing activities.

Outsourcing Vendor Labor Practices
In 2020, we automated the data collection and assessment of employment practices for Etsy suppliers that provide full-time contractors to support Etsy. We consolidated findings related to their wage, paid leave, and benefits practices and conducted research to inform a future employment practice standard.

Sustainable Supply Chain
In an effort to understand and influence the sustainability of our supply chain, we added purchased goods and services to our greenhouse gas inventory this year. In 2020, emissions from our corporate supply chain were 42,646 tCO2e, or 10.5% of our total footprint. We plan to leverage our negotiating power in our supply chain agreements to contribute to our new Net Zero by 2030 goal.

Influencing Suppliers to Improve their Social, Environmental, and Economic Practices
As our purchasing power grows, our ability to influence our suppliers to address pressing social, economic, and environmental challenges also grows. We have always tried to use this leverage to make meaningful progress across our key impact areas. In 2020, we focused on influencing vendors to improve practices, including: (1) wage, benefits, and paid leave standards for their employees; (2) environmentally responsible methods for producing goods and services; and, (3) policies that promote more inclusive workforces.

Build a diverse, equitable, and sustainable supply chain to support our operations and bring value to our company and our vendors.

Targets:
- Ensure at least 50% of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans by 2022.
- Achieve a 13.5% absolute reduction in our carbon footprint from purchased goods and services by 2030.

Social Impact (continued)

2020 Goals	2020 Progress	2021 Goals

Ensure our marketplaces are diverse, welcoming, and inclusive places to sell and shop.
Target: By 2021, define a key performance indicator and establish a baseline for marketplace diversity and inclusivity.

Inclusive Marketing
In 2020, we worked to ensure that the images we proactively created and shared in our marketplace were representative of the communities in which we live by committing to a policy to include at least 30% representation of black or brown skin tones in marketing assets. In the fourth quarter of 2020, 59% of the images with a human element developed by our creative team had black or brown skin tone representation. Our award-winning Gift Like You Mean It ad campaign, which aired across the United States during the holiday season, showcased our commitment to diversity and inclusion by featuring Black, Latinx, and LGBTQ community members and storylines, as well as people with disabilities.

Highlighting Diversity as a Core Component of our Brand
We embedded diversity into our everyday work to highlight that it is a core component of who Etsy is as a brand and company. We featured and celebrated Black and Latinx owned shops during a time when supporting small businesses was more important than ever before, and we created a Black-owned Business Etsy Community where sellers can opt-in, build community, and support one another.

Ensure our marketplaces are diverse, welcoming, and inclusive places to sell and shop. Target: In 2021, define a key performance indicator and establish a baseline for marketplace impact.

Ecological Impact

2020 Goals	2020 Progress	2021 Goals

Achieve best-in-class sustainable operations by sourcing 100% renewable electricity, reducing the intensity of our energy use, and running zero waste operations.
Targets:
- Source 100% of Etsy’s electricity from renewable sources by 2020.
- Achieve a 25% reduction in the intensity of Etsy’s energy use by 2025.
- Maintain a 90% waste diversion rate across global operations.

Renewable Electricity
Target met:
We met our goal to source 100% of our electricity from renewable energy by 2020. This was up from 76% in 2019. This includes electricity used to power Etsy and Reverb’s global offices, remote electricity used by employees working from home in the United States as a result of COVID-19, and Etsy.com’s computing load in colocated data centers and Google Cloud.

Energy Use
In 2020, our total operational energy footprint was 13,138 MWh, of which 61% was from electricity. Because our offices were closed for much of the year due to COVID-19, we included estimations of remote energy use for employees working from home totaling 4,482 MWh.
Our colocated data centers accounted for 1,506 MWh, and we estimate our energy consumption from Google Cloud in 2020 to be 4,169 MWh. In total our energy use for computing was 43% of our total energy use in 2020.
To address data availability challenges associated with allocating energy consumption from the cloud, Etsy developed an estimation methodology to account for our Google Cloud computing footprint, which has been reviewed by industry experts. Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. We shared this estimation methodology publicly in 2020. By making this methodology public, we hope to make it easier for peers to use and build on this approach, and to drive transparency, accountability, and progress in efficient computing.

Energy Efficiency
Our 2020 office energy footprint was 2,981 MWh. In offices where Etsy maintains operational control, we achieved a 48% reduction in energy intensity (kWh per square foot) across our global operations based on a 2016 baseline. While our efficiency work has driven significant progress since 2016, the magnitude of this reduction was due to COVID-19 office closures.
For computing energy use, we achieved a 23% reduction in total energy use between 2018 and 2020, despite substantial growth in our business over the same time period.

Diversion from Landfill
In 2020, Etsy achieved zero waste operations for the third year in a row by diverting over 90% of waste from landfill. In 2020, we diverted 93% of waste generated from office and data center operations from landfill.

Achieve best-in-class sustainable operations by sourcing 100% renewable electricity, reducing the intensity of our energy use, and running zero waste operations.

Targets:
- Continue to source 100% of electricity from renewable sources.
- Achieve a 25% reduction in the intensity of our energy use by 2025.
- Maintain zero waste across global operations for Etsy.
- Run zero waste operations at Reverb by 2025.

Ecological Impact (continued)

2020 Goals	2020 Progress	2021 Goals
Run a carbon neutral business. Target: Offset 100% of measured Scope 1, 2, and 3 emissions.

Running a Carbon Neutral Business
Target Met:
We have run a carbon neutral business since we launched carbon-offset shipping in 2019. For 2020, we invested in 404,737 verified emissions reductions (“VERs”), protecting forests, sponsoring wind and solar farms, and developing greener methods for producing auto parts. Being carbon neutral allows us to take immediate action to balance our footprint while we work toward long-term reductions in our value chain as a part of our new Net Zero by 2030 goal.

Expanding Accountability for our Carbon Footprint
Each year we evaluate our corporate greenhouse gas boundary to ensure that we are taking responsibility for the climate change impacts of our business. Our approach is to be as comprehensive and transparent as possible. That’s why we have expanded our inventory to account for the greenhouse gas impacts from: (1) the packaging our sellers use to ship products to buyers, (2) the energy use of our platforms on consumer devices, and (3) our supply chain. Our full greenhouse gas inventory can be seen below in our SASB disclosure.

Advocating for Climate-Friendly E-commerce
We take action in support of policy solutions that will help to drive carbon reduction in the long term. In 2020, we prioritized advocating for ambitious regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on electrification infrastructure and heavy- and medium-duty vehicles that play an important role in e-commerce logistics. We continue to collaborate with peers, vendors, and NGOs on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

Achieve Net Zero by 2030 and run a carbon neutral business now.

Targets:
- 50% absolute reduction in Scope 1+2 greenhouse gas emissions by 2030.
- 13.5% absolute reduction in Scope 3 greenhouse gas emissions by 2030.
- Offset 100% of measured Scope 1, 2, and 3 greenhouse gas emissions annually.

Establish our marketplaces as destinations for sustainably-minded shoppers and conscious living.
Target: By 2021, define a key performance indicator and establish a baseline for marketplace sustainability.

Adding a Local Seller Signal
We added a “local seller” signal to listing pages when the buyer is in the same ship-from region as the item. Local purchases can play a significant role in reducing our carbon footprint from shipping. Buyers appreciated being able to shop locally too; we saw a conversion rate increase upon adding the local signal.

A Holistic Approach to Marketplace Impact
As we undertook work on this goal in 2020, we realized that the positive impact our marketplace can drive should not be evaluated through a single-issue lens. Instead the potential to leverage our marketplace for meaningful impact is best realized at the intersection of our three strategic Impact pillars - economic, social, ecological. That’s why in 2021 we will continue the work we started this year to develop a more holistic approach to marketplace impact that is integrated across our teams.

Establish our marketplaces as destinations for sustainably-minded shoppers and conscious living. Target: In 2021, define a key performance indicator and establish a baseline for marketplace impact.

Our mission is to “Keep Commerce Human.” Our DEI goals are integral to who we are as a company: namely, a marketplace and a workplace that are made stronger by the unique and special qualities of our communities.
We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees globally. Leadership is defined as Director level and above. Engineering employees are defined as those employees who work within the Engineering Job Family Group. Tech employees are defined as those employees who work on Product, Engineering, Analytics and HR Information and Financial Systems Administration teams. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics represent our global employee base, while race and ethnicity metrics represent U.S. employees only. 2019 and 2020 metrics include both Etsy and Reverb employees, while metrics from 2018 do not include Reverb employees.

Our Board of Directors also affirmed its dedication to diversity in 2020, committing to actively seek out diverse director candidates to include in the pool from which Board nominees are chosen. Etsy will provide additional disclosures on Board diversity in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Board	Overall	Leadership	Tech	Engineering	Other Business Roles
† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics as of December 31, 2020. Full details and data methodology are available at investors.etsy.com.
‡ Metrics for which historical data has also been subject to previous attest procedures.

Race & Ethnicity Metrics - U.S. Only
	Board	Overall			Leadership			Tech			Engineering			Other Business Roles
	2020	2018‡	2019‡	2020†	2018‡	2019‡	2020†	2018‡	2019‡	2020†	2018‡	2019‡	2020†	2018‡	2019‡	2020†
American Indian or Alaska Native	—%	0.1%	0.1%	0.2%	—%	—%	0.7%	—%	—%	0.1%	—%	—%	—%	0.3%	0.2%	0.2%
Asian	—%	16.5%	15.3%	17.5%	19.3%	15.5%	14.4%	22.6%	21.1%	25.6%	21.9%	20%	22.6%	8.5%	7.7%	8%
Black/African American	12.5%	3.7%	5.2%	5.9%	3.4%	2.7%	5.8%	2.6%	4.6%	5%	3.2%	5.1%	5.5%	5.5%	5.9%	7.2%
Hispanic	—%	4.8%	5.2%	6.1%	—%	1.8%	2.2%	4.7%	4.7%	4.6%	5.1%	5.5%	5.5%	5.2%	5.7%	8%
Two or More Races	—%	2.8%	3.1%	3.4%	2.3%	2.7%	3.6%	3%	3.6%	4.2%	3.2%	4.1%	4.4%	2.7%	2.4%	2.5%
White	87.5%	67.0%	64.6%	63.0%	75%	72.7%	71.9%	60.8%	58.8%	56.4%	60.8%	58.4%	57.5%	74.8%	72.1%	70.6%
Not Declared	—%	5.1%	6.5%	3.8%	—%	4.6%	1.4%	6.3%	7.2%	4%	5.8%	6.9%	4.6%	3%	6%	3.3%

Age Metrics - Global
	2018‡	2019‡	2020†
24 years and younger	5.3%	4.3%	3.3%
25-29 years	27.9%	27.6%	25.3%
30-34 years	32.2%	34.9%	33.8%
35-39 years	20.8%	19.5%	21.4%
40-49 years	11.1%	11.0%	12.9%
50+ years	2.7%	2.7%	3.3%

† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics as of December 31, 2020. Full details and data methodology are available at investors.etsy.com.
‡ Metrics for which historical data has also been subject to previous attest procedures.

SASB Disclosure

The Sustainability Accounting Standards Board’s (SASB) mission is to develop sustainability metrics for public corporations to disclose material, decision-useful information to investors. Etsy’s disclosures are designed to provide comparable and consistent data. We have included below the metrics from SASB’s Consumer Goods Sector – E-Commerce industry standard that are relevant to our business.

SASB Metrics
SASB Code	Metric		2018	2019	2020
CG-EC-000.A	Entity-defined measure of user activity	Active buyers (thousands)	39,447	46,351	81,898
		Active sellers (thousands)	2,115	2,699	4,365
CG-EC-000.B	Data processing capacity

•In December 2017, Etsy announced our Google Cloud Partnership, an initiative to transition Etsy.com infrastructure to Google Cloud Platform (“GCP”).
•In February 2020, we completed our full migration to GCP.
•We believe this transition will result in increased engineering efficiency, and enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble fulfillment to capacity on an as needed basis.

	Percentage outsourced		100%	100%	100%

Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh		7,330	6,376	5,675
	Percentage renewable energy		65%	89%	100%
	Percentage grid electricity		100%	100%	100%
CG-EC-130a.3

Discussion of the integration of environmental considerations into strategic planning for data center needs.
•In 2020 we met our goal to source 100% renewable electricity for our operations, and we have a 2025 goal to reduce the intensity of our energy use by 25%. These goals are included as key considerations as we plan for our computing needs, and have been a focus of our sustainability efforts. When transitioning to a cloud computing infrastructure, we selected Google Cloud, a partner that shares our commitment to 100% renewable electricity. Their highly efficient data centers are expected to help us save significant overhead energy. Moreover, moving to flexible cloud-based infrastructure has enabled us to reduce energy consumption. We achieved a 23% reduction in total energy use from computing between 2018 and 2020, despite substantial growth in our business over the same time period.
•We actively monitor and manage energy consumption from our computing infrastructure. In 2020, our collocated data centers consumed 1,506 MWh and we estimate that our energy consumption in Google Cloud was 4,169 MWh, based on a methodology developed by Etsy and reviewed by industry experts. Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2020 hardware infrastructure footprint does not include Reverb, but we plan to include Reverb’s energy used from computing in our 2021 analysis.
•In 2018, Etsy entered into a virtual power purchase agreement for solar energy in Virginia. This project is providing us with renewable attributes to apply to our operations and computing infrastructure, furthering our goals of creating a cleaner internet and reducing our impact on the planet.

Data Privacy and Advertising Standards
CG-EC-220a.2

Description of the policies and practices relating to behavioral advertising and user privacy.
•We care deeply about privacy and we’re committed to being upfront about our privacy practices, including how we treat personal information. Etsy’s Privacy Policy provides a detailed explanation of our privacy practices. Etsy’s transparency report also includes details of our Privacy Principles.
•Among other things, our Privacy Policy covers the user information that Etsy collects or receives, the choices and control that a user has in relation to this data including based on type and sensitivity by region and worldwide, the purpose for which Etsy uses such information (including first and third party advertising purposes), our policies relating to our usage and sharing within Etsy, its affiliates and third party partners, disclosures about third party partner privacy policy and options, and user controls for sharing and controlling such information with third parties.

SASB Metrics
SASB Code	Metric	2018	2019	2020
Data Security
CG-EC-230a.1

Description of approach to identifying and addressing data security risks.
•Data security is overseen by our Chief Information Security Officer (“CISO”) who reports to our Chief Technology Officer (“CTO”).
•We strive to protect sensitive information through various means, such as technical safeguards, procedural requirements and policies, an intensive program of monitoring on both our web platform and within our corporate network, continuous testing of aspects of our security posture internally and with outside vendors, a robust incident response program, and regular training for employees.

Employee Recruitment, Inclusion and Performance
CG-EC-330a.1	Employee engagement as a percentage (Etsy)	70%	76%	81%
	Employee engagement as a percentage (Reverb)			75%

Employee engagement as a percentage and discussion of methodology.
•In September 2020, Etsy conducted an engagement survey of all global employees. Of all employees surveyed across Etsy and Reverb, 92% submitted a response, and 81% of Etsy respondents and 75% of Reverb respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 57 questions - 53 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, two free-text questions to which employees were asked to write out a response, and two demographic questions.
•The responses were analyzed against the results from a similar survey conducted in 2019, as well as Culture Amp’s 2020 New Tech - 500+ Benchmark, which consists of survey results from approximately 650 companies that are primarily internet-based or focused on creating new technologies, and that have between 500 and 5,000 employees.

CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions	See Impact Strategy section for detailed metrics.
	Discussion of diversity and inclusion strategy and performance	See Impact Strategy - Social Impact for details.
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders	2.5%	3.5%	5.1%
Product Packaging and Distribution
CG-EC-410a.1	Total greenhouse gas (“GHG”) footprint of product shipments in metric tons CO2e	135,459‡	154,078‡	303,218†
	Total greenhouse gas (GHG) footprint of packaging in metric tons CO2e			53,489†
CG-EC-410a.2

Discussion of strategies to reduce the environmental impact of product delivery.
•The delivery of products sold on our marketplace represents the majority of Etsy’s carbon footprint. As a peer-to-peer marketplace, Etsy does not directly control seller shipping or the associated logistics networks; however, we are committed to addressing carbon emissions from shipping.
•In 2019, we announced immediate action to balance our footprint by offsetting 100% of our emissions generated from Etsy.com shipping through investment in verified emissions reductions. In April 2020, we announced 100% carbon-offset shipping for Reverb.com.
•We added a “local seller” signal to listing pages when the buyer is in the same ship-from region as the item. Local purchases can play a significant role in reducing our carbon footprint from shipping.
•In addition, we take action in support of policy solutions that will help to drive carbon reduction from product delivery in the long term. In 2020, we prioritized advocating for ambitious regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on electrification infrastructure and heavy- and medium-duty vehicles that play an important role in e-commerce logistics.
•We continue to collaborate with peers, vendors, and NGOs on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

Greenhouse Gas (“GHG”) Emissions Summary (tCO2e)	2018	2019	2020
GHG Emissions by Scope
Scope 1	372‡	371‡	294†
Scope 2 - Market	1,213‡	652‡	4†
Scope 2 - Location	2,923‡	1,859‡	914†
Scope 3 - Market	137,042	155,967	404,439
Scope 3 - Location	137,042	155,967	407,021
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services
Purchased Goods & Services			42,646†
Category 5: Waste Generated in Operations
Waste	6	13	3
Water	3	6	9
Category 6: Business Travel
Air Travel	943‡	1,217‡	153†
Other Business Travel			10
Category 7: Employee Commuting
Commuting	544	510	111
Remote Workers - Market			672
Remote Workers - Location	87	114	1,136
Category 8: Upstream Leased Assets
Cloud Computing - Market (Etsy only)		29‡	0†
Cloud Computing - Location (Etsy only)			2,355†
Category 9: Downstream Transportation & Distribution
Shipping	135,459‡	154,078‡	303,218†
Packaging			53,489†
Category 11: Use of Sold Products
End User Energy Use - Market			4,127†
End User Energy Use - Location			3,890†
Our 2020 greenhouse gas emissions include both Etsy and Reverb, unless otherwise stated. Our 2019 greenhouse gas emissions include both Etsy and Reverb, except for Shipping and Cloud Computing. Reverb’s footprint has been accounted for from the date of acquisition in 2019 forward. Our 2018 greenhouse gas emissions include only Etsy. Etsy has included emissions generated from our colocated data centers as Scope 2 emissions, consistent with prior years. Emissions generated from cloud computing are classified as Scope 3 - Category 8 emissions. In 2020, we expanded our inventory to account for the Scope 3 greenhouse gas emissions from: (1) The packaging our sellers use to ship products to buyers, (2) the use of our platforms on consumers’ personal devices, and (3) our corporate supply chain.

† Etsy commissioned an external third party to perform attest procedures with respect to our carbon and energy metrics for the period from January 1, 2020 to December 31, 2020. Full details and data methodology are available at investors.etsy.com.
‡ Metrics for which historical data has also been subject to previous attest procedures.

The Task Force on Climate-Related Financial Disclosures
The Financial Stability Board established the Task Force on Climate-Related Financial Disclosures (“TCFD”), which is committed to market transparency and stability, to develop recommendations for more effective climate-related disclosures. Beginning this year, Etsy is providing enhanced climate-related disclosures using the TCFD framework. The following table summarizes specific information that addresses the disclosures recommended in the TCFD, including the publicly available source where each disclosure is referenced. Etsy plans to leverage the TCFD framework and recommendations as we continue our focus on climate-related disclosures and management.

Core Elements	TCFD Disclosure Recommendation	Disclosure
Governance	a) Describe the board’s oversight of climate-related risks and opportunities

Etsy’s Board is responsible for reviewing and approving Etsy’s Annual Operating Plan, which includes both climate-related strategy, goals and targets, and associated budgets required to meet those goals.
The Nominating and Corporate Governance Committee of the Board, within its charter, has responsibility for the periodic review of progress against the company's economic, social and ecological impact goals, which includes climate-related issues.
The Audit Committee of the Board oversees Etsy’s 10-K disclosure, which includes our climate-related and impact disclosures.

b) Describe management’s role in assessing and managing climate-related risks and opportunities

Etsy’s annual Impact goals are set by our Executive Team at the corporate level, aligned with its three Pillars of economic, social and ecological activities. Within these pillars, the Executive Team sets specific and measurable goals.
Etsy also has a Risk Steering Committee, a cross functional team that meets at least quarterly and is responsible for the management and oversight of key financial, operational, legal and strategic risks facing Etsy, including any risks that are climate-related.
Etsy’s Impact Committee meets monthly to set and drive company-wide impact strategy, including our climate-related goals. It ensures organization-wide internal and external accountability for climate-related goals. The Impact Committee also assesses climate-related issues and develops management plans to address these issues accordingly. The Impact Committee includes cross-functional membership from major business functions at Etsy, including legal, workplace, strategic sourcing, sustainability, advocacy, product analytics, marketing, public relations, and investor relations.
Etsy’s Impact Committee provides periodic updates to the Risk Steering Committee and the Etsy board.

Core Elements	TCFD Disclosure Recommendation	Disclosure
Strategy	a) Describe the climate-related risks and opportunities the organization has identified over the short, medium, and long term

Etsy’s Sustainability and Legal/Advocacy teams help to assess regulatory issues associated with current or emerging climate-related legislation and the potential impacts on Etsy's ability to meet our short and long-term goals. These teams, as well as the Impact Committee and our Executive Team, also monitor ESG trends, market trends, and other issues that might impact Etsy's brand and reputation. Etsy considers ESG risks and opportunities in the short-term (0-1 years), medium-term (1-3 years), and long-term (3-5 years).
In our ESG risk analysis, Etsy considers both transitional and physical risks. Transitional risks include the assessment of current and emerging regulatory, technology, legal, market, and reputational risks. Physical risk assessment includes both acute and chronic risks. Etsy considers natural disasters and other weather and climate-related risks, which could impact operations, internet or mobile networks, or the operations of one or more of our third-party service providers.
Etsy has identified climate-related opportunities in the short term (0-1 years) that may have financial or strategic impacts on the business, including participation in renewable energy programs and adopting energy-efficiency measures, using lower-emission sources of energy, and being prepared for any climate-related shift in consumer preferences.

b) Describe the impact of climate-related risks and opportunities on the organization’s businesses, strategy, and financial planning

Etsy evaluates climate-related risks and opportunities across the value chain including direct operations, upstream, and downstream. This evaluation is integrated into a multi-disciplinary company-wide risk management process. We conduct interviews and roundtable discussions with internal stakeholders across the business to gather perspectives on these factors and associated strategies. Assessment of size and scope, and risk management strategy is overseen by the Risk Steering Committee.
At this time, we have not identified near-term climate-related risks with the potential to have a substantive financial or strategic impact on our business. Etsy's buyer and seller base is distributed globally, and as a two-sided marketplace we are not directly responsible for production of goods sold or for holding inventory. We will continue to look at additional ways to incorporate assessment of these factors in our risk management processes.

c) Describe the resilience of the organization’s strategy, taking into consideration different climate-related scenarios, including a 2 degree or lower scenario

Etsy has set a long-term carbon reduction goal aligned with science to be Net Zero by 2030, which includes absolute reduction targets for Scope 1, 2, and 3. We are currently undertaking exploratory research to understand the best way to apply climate-related scenario analysis to inform business strategy. The Etsy Impact Committee and Sustainability team continue to coordinate with other teams to determine the appropriate scope of this analysis, involving a preliminary exploration of how climate change will impact Etsy and its community. We plan to use this research to inform relevant scenario selection for broader analysis, and evaluate impacts accordingly, including potential opportunities for our business.
We also take action in support of policy solutions that will help to drive carbon reduction in the long term. In 2020, we prioritized advocating for ambitious regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on policies to improve the electrification infrastructure and to reduce emissions for heavy- and medium-duty vehicles that play an important role in e-commerce logistics.

Core Elements	TCFD Disclosure Recommendation	Disclosure
Risk Management	a) Describe the organization’s processes for identifying and assessing climate-related risks

The Etsy Sustainability team, along with others in relevant functions within the Company, evaluates climate-related risks and opportunities, analyzes them in the context of our business, develops recommendations as appropriate, and escalates them for oversight senior management. For example, the Sustainability team has conducted a geographic analysis in selected geographic segments of projected physical climate impacts on Etsy sellers and buyers.
The Sustainability team, in consultation with the Legal/Advocacy team, assesses regulatory issues associated with current or emerging climate-related legislation.

	b) Describe the organization’s processes for managing climate-related risks	The Sustainability team, in addition to their role outlined in Section (a) above, develops management plans to address these issues accordingly.
c) Describe how processes for identifying, assessing, and managing climate-related risks are integrated into the organization’s overall risk management

Etsy’s Impact Committee is a cross-functional group with representation from major business functions across the company, including: legal, workplace, strategic sourcing, sustainability, advocacy, product analytics, marketing, public relations, and investor relations. This ensures that climate-related issues are considered strategically and integrated throughout the business, as appropriate.
Since 2018, Etsy has used an integrated annual report structure, and has included ESG-related topics in our Annual Reports and Proxy Statements. These reporting structures ensure that climate-related issues are considered holistically from a risk and opportunity perspective by a cross-functional group and are appropriately elevated to senior management through defined channels.

Core Elements	TCFD Disclosure Recommendation	Disclosure
Metrics and Targets	a) Disclose the metrics used by the organization to assess climate-related risks and opportunities in line with its strategy and risk management process

Etsy tracks climate-related metrics related to total energy consumed, percentage renewable, percentage grid electricity, total GHG footprint of scope 1, 2 and 3 emissions including product shipments, packaging, end user energy use, water, and outgoing waste material streams. For a historical view on our metrics, please view pages 29-31 of this Integrated Annual Report.
As a result of offsetting 100% of carbon emissions across all measured Scope 1, 2, and 3 categories, Etsy.com became a carbon neutral business and put an internal price on our emissions, creating a financial incentive to support decisions through the business that reduce greenhouse gas emissions, from driving operational efficiencies to integrating sustainability into our procurement process.
We continue to act in support of solutions that will help drive carbon reduction in the long term, including advocating at the federal and state level for comprehensive climate and carbon reduction policies and collaborating with peers on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.
For all teams at Etsy, compensation is tied to the company’s financial performance, as well as individual employee contributions. While responsibility for delivering on our impact goals is distributed across the company, each goal owner is responsible for ensuring that the work associated with advancing their goal is incorporated into team members’ individual goals, which is in turn directly tied to compensation. The annual performance goals of our Executive Team are often directly tied to some of our Impact goals. They also serve as executive sponsors for specific goals to help ensure that teams stay on track and have the value of executive leadership and expertise as plans are executed.

	b) Disclose Scope 1, Scope 2, and, if appropriate, Scope 3 greenhouse gas (GHG) emissions, and the related risks	Please view pages 29-31 of this Integrated Annual Report for our Greenhouse Gas (“GHG”) Emissions Summary.
c) Describe the targets used by the organization to manage climate-related risks and opportunities and performance against targets

Our climate-related targets include:
•Achieve Net Zero by 2030 through a 50% absolute reduction in our Scope 1 and 2 greenhouse gas emissions and a 13.5% absolute reduction in our Scope 3 greenhouse gas emissions. This target is aligned with current climate science.
•Continue to source 100% of Etsy’s electricity from renewable sources. This is an absolute-based target set from a 2016 base year.
•Achieve a 25% reduction in the intensity of Etsy’s energy use by 2025. This is an intensity-based target set from a 2016 base year.
•Maintain a 90% waste diversion rate across global operations. This is an intensity-based target set from a 2017 base year.

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
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, federal and state laws in the United States, E.U. directives, and other national laws govern the processing of payments, consumer protection, and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country. The growing focus on data privacy and regulation of e-commerce worldwide could impose additional compliance burdens and costs on us or on sellers and could subject us to significant operational costs for internal compliance and risk to our business. In addition, some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. See “Risk Factors—Regulatory, Compliance, and Legal Risks.”

Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These reports are available free of charge on our website at investors.etsy.com as soon as reasonably practicable after we have filed or furnished them to the SEC. The information on our website is not incorporated into this Annual Report and investors should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com or by calling (347) 382-7582.
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
Operational Risks Related to Our Business
We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
We have experienced rapid growth in our business, in the number of buyers and sellers and purchase frequency. Our revenue growth may not be sustainable and our rate of growth may decrease. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments and management controls and enhance our reporting systems and procedures to support our current and future growth.
Our rapid growth may make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our community, civil litigants, and those seeking to enforce questionable intellectual property rights. Our increased visibility may also lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms and systems can react. We may not be successful in defending against these types of claims which, if successful, could damage our brand and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations
If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the abatement of COVID-19 pandemic and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
The impact of the ongoing COVID-19 pandemic is severe and widespread, and, while the rollout of vaccines has begun, the timing of vaccinations and lifting of shelter in place requirements and movement restrictions is unknown. The pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, triggering an economic downturn, which has at points adversely affected, and could again adversely affect demand for products sold in our marketplaces. It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our GMS and revenue could be negatively impacted. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping.

As a result of the COVID-19 pandemic, our employees continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures, stimulus checks, and emerging categories such as face masks. However, we expect demand for certain items, like handmade masks, to diminish significantly with the rollout of the vaccine, and as medical grade masks become widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns when the pandemic abates. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and stimulus checks. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
The uncertainty around the duration of business disruptions and the timing of vaccine rollouts, herd immunity and the lifting of shelter in place restrictions in the United States and other areas of the world will likely continue to adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the pandemic. The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of adverse market conditions due to the COVID-19 pandemic and the re-opening of traditional brick and mortar retail and other options for discretionary spending as and when restrictions on movement are loosened, the seasonality of market transactions, and our sellers’ use of services;
•our ability to convert visits into sales for our sellers;
•the amount and timing of our operating expenses;
•our success in attracting and retaining sellers and buyers;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts;
•the success of our acquired businesses, such as Reverb, which we acquired in 2019;
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
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the current COVID-19 pandemic, consumer spending patterns, and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. For example, we historically have provided annual guidance, but we withdrew our 2020 annual guidance on April 2, 2020 given the economic uncertainty caused by the COVID-19 pandemic and have been providing only quarterly guidance since.
On February 25, 2021, we provided guidance for the first quarter of 2021. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly once a vaccine becomes widely available and restrictions on movement are lifted, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and the impacts of reduced movement, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, resumption of freedom of movement and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of COVID-19, the efficacy of a vaccine, and the timing and impacts of the opening of freedom of movement, we may continue not to provide guidance, or continue to provide more limited quarterly guidance, as we did in 2020. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our community or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or security breaches, then members of our community may curtail use of our platform, we may be exposed to liability or incur additional expenses, and our reputation could suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists.
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
Our security and access controls for our systems may not be adequate, which may heighten the risk of a cyber attack or security breach. Among other things, our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents on which we must then expend effort and expenses to correct.
As we have moved to a fully remote work environment due to the COVID-19 pandemic, and as the industry generally moves to online remote infrastructure for core work, we and our partners may be more vulnerable to cyber attacks. Cyber attacks could also result in the theft of our intellectual property or user data.
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our community, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, notice to users and reporting to regulators vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
Our production systems rely on internal technology, along with cloud services and software provided by our third-party service providers. In the event of a cyber-incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-incidents if not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.
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
We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices, or experience a cyber attack such as a breach of their networks, our members’ data may be improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers have moved to a remote work environment and may, as a result, be more vulnerable to cyber attacks.
Our software is highly complex and may contain undetected errors.

The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platform, updates to parts of our code, third party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the user experience and functionality of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third party mechanisms, such as app stores, and may need to comply with third party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of our community members, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for Etsy.com.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we have migrated Etsy’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. To a lesser extent, Reverb relies on Amazon Web Services for some business operations, and is thus subject to similar risks.

The trustworthiness of our marketplaces and the connections within our community are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain an active and engaged community of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
We are focused on ensuring that our marketplaces embody our mission and values, and that we deliver trust and reliability throughout the buyer and seller experiences. Our reputation and brand depend, in part, upon our ability to maintain trustworthy marketplaces, and also upon our sellers, the quality of their offerings, their adherence to our policies, and their ability to deliver a trusted purchasing experience.
We view the trustworthiness and reliability of our marketplaces, as well as the connections we foster in our buyer/seller communities, to be cornerstones of our business and key to our success. Many things could undermine these cornerstones, such as:
•complaints or negative publicity about us, our platform, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•an inability to gain the trust of prospective buyers;
•disruptions or defects in our marketplaces, privacy or data security incidents, website outages, payment disruptions or other incidents that impact the reliability of our platform;
•lack of awareness of our policies or confusion about how they are applied;
•changes to our policies that members of our community perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
•inadequacies in our terms of use;
•frequent product launches, updates, and experiments that could deteriorate member trust;
•a failure to enforce our policies effectively, consistently, and transparently, including, for example, by allowing the widespread listing of prohibited items in our marketplaces;
•inadequate or unsatisfactory customer service experiences;
•a failure on the part of our sellers to fulfill their orders in accordance with our policies, their own shop-specific policies, or buyer expectations;
•a failure to respond to feedback from our community; or
•a failure to operate our business in a way that is consistent with our guiding principles and mission.
Creating a trusted brand is one of the key elements of our strategy. In particular, we are focused on enhancing the customer experience for both sellers and buyers. We continue to evolve our offerings and invest to improve our customer experience on our marketplaces. If our efforts are unsuccessful, or if our customer service platform or our trust and safety program fails to meet our requirements, legal requirements, or our customers’ requirements, we may need to quickly invest significant additional resources. If we are unable to do so, our ability to maintain trustworthy marketplaces, attract buyers and sellers, and maintain our trusted brand, could be harmed.
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The pandemic has fueled an unprecedented increase in the growth of new buyers and reactivated lapsed buyers. We have also seen a higher than recent historic growth rate of new sellers. If we lose those buyers, or sellers, due to the abatement of pandemic restrictions or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at 2020 levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to an active community, our business, financial performance, and growth could be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. A shift in trends away from socially-conscious consumerism or unique or vintage goods, could also make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue, or reverses when the COVID-19 pandemic abates. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platform appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platform, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience on our platform. As a pure marketplace, our sellers manage their shops, most policies, products and product descriptions, shipping and returns. As a result, we may not have the ability to control important aspects of buyers’ experiences on our platform. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. Similarly, we occasionally identify sellers who are unable to fulfill orders in a time frame or manner consistent with buyer expectations. Trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. For example, a subset of sellers who offered cloth masks during 2020 may have experienced periods of high activity beyond their ability to fulfill as a small business. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective.
Negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation. We take action against sellers who we are aware may have violated our policies. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers.
As our marketplaces grow, our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platform. While we regularly update our processes for handling complaints and detecting policy violations, these processes are by their nature imperfect in a dynamic, quickly growing marketplace, and include risk to us, our sellers, and our buyers from both under-enforcement and over-enforcement.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could have similar results. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. While we take steps such as requiring reserves, including to cover such reimbursements, from some sellers based on indicia they may not be able to fulfill orders, we may not be able to recover the funds we expend for those reimbursements. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platform. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, many countries continue to experience delays in shipping due to the COVID-19 pandemic. If buyers have a negative purchase experience, whether due to delay or other reasons, our reputation could be damaged.

Our business depends on third party services and technology which we utilize to maintain and scale the technology underlying our platform and our business operations.
Our business operations are dependent upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, and contingent labor teams, and network and mobile infrastructure providers. Any disruption in their services, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, could significantly harm our business.
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy or security concerns. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplaces could be significantly impacted, which could harm our business.
Our business depends on continued and unimpeded access to third party services, platforms and infrastructure that we rely upon to maintain and scale our platform.
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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. As a result of the COVID-19 pandemic and other factors, our sellers have experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth.
Our payments systems have both operational and compliance risks, including in-house execution risk, dependency on third-party providers, and a complex landscape of evolving laws, regulations, rules, and standards.
Our buyers primarily pay for purchases using our payments services (i.e., Etsy Payments and Reverb Payments) or PayPal, and in the United States, may pay in installments with Klarna. In the United States and other countries where our payments services are available, our sellers accept various forms of payments such as credit cards, debit cards, gift cards, PayPal, Google Wallet and Apple Pay. We plan to invest ongoing internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platform, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brand, which, in turn, could adversely affect our GMS and results of operations.
We rely upon third-party service providers to perform key components of our payments platform, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, and fraud analysis. If these service providers do not perform adequately, or if our relationships with these service providers were to change or terminate, it could negatively affect our sellers’ ability to receive orders or payments, our buyers’ ability to complete purchases, and our ability to operate our payments program, including maintaining certain compliance measures, including fraud prevention and detection tools. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brand and business. If we (or a third-party payment processor) suffer a security breach affecting payment card information, we could be subjected to fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for our services and our sellers’ goods and services.

In addition, we and our third-party service providers may experience service outages from time to time that negatively impact payments on our platform. We have in the past experienced, and may in the future experience, such payments-related service outages and, if we are unable to promptly remedy or provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses, or those of our sellers, could increase, and it could negatively impact our sellers’ businesses or our business.
Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support these services. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we, along with our sellers, may become subject to additional and evolving regulations, compliance requirements, and may be exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
Further, through our agreements with our third-party payments service providers, we are and could be subject to evolving rules and certification requirements (including the Payment Card Industry Data Security Standard), or other contractual requirements that may materially negatively impact our payments business. Failure to comply with these rules and requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.
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
Our business could be adversely affected by economic downturns, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical changes such as Brexit, or other similar events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, and may cause consumer discretionary spending to decline for an unknown period of time. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. For example, continuing uncertainty over rollout of the January 1, 2021 trade deal between the United Kingdom and the European Union (“Brexit”), as well as uncertainty about areas not covered under the agreement, such as cross-border services, may lead to exchange rate volatility or changes in tariffs, taxes, and cross-border regulations, any of which could negatively impact us or our sellers.
If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the year ended December 31, 2020, approximately 78% of our GMS was denominated in U.S. dollars.
Any events causing significant disruption or distraction to the public or to our workforce, such as natural disasters and other adverse weather and climate conditions, public health crises, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. These events, if they occur, may impact buyer demand for discretionary goods, impact sellers’

ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.
Further expansion outside of the United States will subject us to risks associated with operations abroad.
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, labor and employment laws, and taxation of income, goods and services);
•conforming to local business or cultural norms;
•barriers to international trade, such as tariffs, customs, or other taxes, or, when applicable, cross-border limits placed on U.S. technology companies;
•uncertainties on the continuing impact of pandemic-related quarantines, closures, delayed or shut down delivery services, and movement restrictions on operations, and geopolitical events such as natural disasters, pandemics, terrorism, and acts of war;
•varying levels of internet, e-commerce, and mobile technology adoption and infrastructure;
•potentially heightened risk of fraudulent or other illegal transactions;
•limitations on the repatriation of funds;
•exposure to liabilities under anti-corruption, anti-money laundering and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control of the U.S. Treasury Department, and similar laws and regulations in other jurisdictions;
•our ability to enforce contracts, our terms of use and policies, and intellectual property rights in jurisdictions outside the United States;
•fluctuations of foreign exchange rates; and
•uncertainties and instability in U.K. and E.U. markets caused by ongoing negotiations of cross-border service agreements triggered by Brexit.
Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected.
Our ability to recruit and retain a diverse group of employees is important to our success.
Our ability to attract, retain, and motivate a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and motivate our employees, from our office administrators to our engineers, to our management team, who share our dedication to our community and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment. We may not meet our impact goal of building diverse and inclusive workforces that are broadly representative of their communities.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to continue to accelerate GMS growth in the future;
•continuing ability to offer competitive compensation and benefits;
•evolving expectations regarding the ability to work remotely;
•enhancing engagement levels among existing employees and supporting their work-life balance;
•attracting high quality talent in a timely fashion;

•retaining qualified employees who support our mission and guiding principles, and continuing to do so in a remote or hybrid work environment;
•continuing to find promotion opportunities to retain key employees for leadership positions;
•hiring employees in multiple locations globally, and building a diverse equitable and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, particularly in New York City, San Francisco, Dublin, and Chicago is challenging. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, particularly in this volatile macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
Our employees are currently almost fully remote. As stay-at-home orders and movement restrictions are lifted and we reopen our offices, we may need to reexamine our long term remote versus in-office model. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. If we do move to a more remote work model, it may negatively impact our company culture.
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, such as our Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer, or unsuccessful succession planning, could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
If we experience increased voluntary attrition in the future, and/or if we are unable to attract and retain qualified employees in a timely fashion, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
We may be unable to adequately protect our intellectual property.
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property. From time to time we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may be held invalid, be unenforceable, or may otherwise not be effective in protecting our platform. We rely on trade secret protection for parts of our technology and intellectual property. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.
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
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital sales taxes, or online sales taxes. During his election campaign, President Joseph R. Biden, released a roadmap of his tax plan that identified several significant modification to key provisions, as well as introduction of new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, or as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination, may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.
At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.
The terms of our debt instruments may restrict our ability to pursue our business strategies.
We do not currently have any obligations outstanding under our credit facility. While the indentures governing our outstanding convertible notes do not include material restrictions on our ability to pursue our business strategy, our credit facility requires us to comply with, and future debt instruments may require us to comply with, various covenants that limit our ability to take actions such as:
•disposing of assets;
•completing mergers or acquisitions;
•incurring additional indebtedness;
•encumbering our properties or assets;
•paying dividends, making other distributions or repurchasing our common stock;
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
Our insurance may not cover or mitigate all the risks facing our business.
While we have insurance coverage for most aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Our business has evolving risks that may be unpredictable. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third parties, legal defenses and immunities, indemnification agreements or limits on liability, which may be insufficient.
For example, we may not have adequate insurance coverage related to the actions of third party sellers on our platform. In evolving areas such as platform products liability, recent decisions such as Bolger v. Amazon suggest that platforms, if they undertake certain types of retailer-like activity, could be responsible for some or all liability for the actions by, or products of, sellers on their platform, even if the platform has little or no control over those sellers’ actions or products. In some circumstances, a platform might be held liable for violations by sellers or their products, intellectual property laws, privacy and security laws, product regulation, or consumer protection law. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks. Finally, while some sellers on our platform may be insured for some or all of these risks, many small businesses do not carry any or sufficient insurance, and, even if a seller is insured, the insurance may not cover the relevant loss.
These factors may lead to increased costs for insurance, our increased liability, increased liability or requirements on sellers on our platform, changes to our marketplace or business model, or other damage to our brand and reputation.
Strategic Risks Related to Our Business and Industry
We face intense competition and may not be able to compete effectively.
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain sellers and buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for sellers with marketplaces, retailers and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook, Instagram, and TikToc. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise.
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platform, or enable her to sell through multiple channels, such as BigCommerce, Wix, and Shopify.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value of our brand and its awareness;
•effectiveness of our marketing;
•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services, which support a seller in running her business;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;

•the strength of our community; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores.
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth and quality of items that sellers list in our marketplaces;
•the ease of finding items;
•the value of our brand, its trust and awareness;
•the person-to-person commerce experience;
•customer service;
•our reputation for trustworthiness;
•the effectiveness of our mobile apps;
•the availability of timely, fair, and free shipping offered by Etsy sellers to Etsy buyers;
•ease of payment;
•localization and experiences targeted based on regional preferences, and
•the availability and reliability of our platform.
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, they may unintentionally reduce our ability to service our users, or intentionally seek to disintermediate Etsy.
We believe that it is, and that it should continue to be, relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship. However, as the technology space is increasingly subject to regulation, there is a risk that legislation, and regulatory or competition inquiries, even if focused on large, widely adopted platforms, may inadvertently impede smaller platforms and small businesses, including us and our sellers. For example, legislation and inquiries may result in obligations with which only large platforms are situated to comply. If legislation or inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platform may become inadequate or obsolete, and the cost of incorporating new technologies into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platform, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
We are dependent on widely-adopted third party platforms to reach our customers, such as popular mobile, social, search and advertising offerings. If we are not able to deliver a rewarding experience on these platforms, or if our or our sellers’ access to these platforms is limited, or if these large platforms implement features that compete with us or our sellers, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. In addition, we may not be able to deliver a rewarding experience, we may have limited access to, or we may be unable to invest significant time and resources towards, integration with and offering our services through new or updated devices, operating system versions, social networks, or search platforms (including Internet of Things (IoT) based or voice based platforms). If our solutions and integrations are ineffective or unavailable, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. As a consequence, our sellers may choose to sell elsewhere, and our business may suffer.
Conversion rates differ between web, mobile web, and mobile app traffic. If visits to our platform from sources with lower conversion rates (such as mobile web) were to increase as a percentage of overall visits, it could adversely impact our conversion rate and reduce GMS on our platform which could adversely affect our business, financial performance and growth.
The success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
•policy changes that interfere with, add tolls to, or otherwise limit our ability to provide users with a full experience of our platform, such as for our mobile apps or social network presence;
•unfavorable treatment received by our platform, especially as compared to competing platforms, such as the placement of our mobile apps in a mobile app download store;
•increased costs to distribute or use our platform via mobile apps, social networks, or established search and advertising systems;
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products;
•changes to social networks that degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products; or

•implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products.
If sellers and buyers encounter difficulty accessing or using our marketplaces through these widely adopted access providers, our business, financial performance, and growth may be adversely affected.
Expanding our operations outside of the United States is part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed.
We are focused on growing our business both inside and outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platform and business operations to local markets.
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs and customs that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, varying quarantines, closures, delayed or terminated delivery services, and movement restrictions related to the ongoing COVID-19 pandemic may interfere with our international growth strategy.
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
Continued international expansion may also require significant financial investment. For example, Etsy has made initial investments to explore growth opportunities in India, a dynamic market where we have limited operating experience. To facilitate continued international expansion, we plan to invest in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.

We may expand our business through acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired a number of other businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions or any partnerships, and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Any future acquisitions or partnerships may result in unforeseen operational difficulties and expenditures associated with:
•integrating new businesses and technologies into our infrastructure;
•clearing any required regulatory review that may be complex, costly, time consuming, or place additional requirements on the business;
•implementing growth initiatives;
•integrating administrative functions;
•hiring, retaining, and integrating key employees;
•supporting and enhancing morale and culture;
•retaining key customers, merchants, vendors, and other key business partners;
•maintaining or developing controls, procedures, and policies (including effective internal control over financial reporting and disclosure controls and procedures, as well as information privacy controls); and
•assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, intellectual property infringement, commercial disputes, cyber attacks, taxes, and other matters.
We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions or partnerships could be viewed negatively by analysts, investors, or the members of our community.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring more new buyers to the marketplace and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to iterate on and invest in our marketing strategies, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing, display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they undertake actions inconsistent with our brand and values.
Additionally, we invest significantly in brand advertising via channels such as television and digital video advertising. If we do not produce effective content or purchase effective air time and placement for that content, it could fail to deliver a return on our investment, and damage our brand and/or business. Many of our marketing efforts include our sellers and products from their shops selected via automated systems. These automated systems may not always operate effectively. While both our manual and automated systems have tools and procedures designed to account for our and our partners’ policies, despite our best efforts, we may inadvertently include in our marketing efforts sellers or their products inconsistent with our policies, brand and values, which could result in failure to deliver a return on our investment, media or regulatory scrutiny, and damage to our brand and/or business.

We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, or make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and reduce the number of visits or otherwise negatively impact our marketing efforts.
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems, may impact the effectiveness of our marketing efforts because we may reach a smaller audience, fail to bring more buyers, or fail to increase frequency of visits to our platform. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”) the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act of 2020 (“CPRA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.
We also obtain a significant number of visits through email marketing. If we are unable to successfully deliver emails to our sellers and buyers, if our email subscription tools do not function correctly, or if our sellers and buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. As e-commerce, search, and social networking, as well as related regulatory regimes, evolve, we must continue to evolve our marketing tactics and technology accordingly and, if we are unable to do so, our business could be adversely affected.
Some providers of consumer devices, mobile or desktop operating systems, and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platform. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
Enforcement of our marketplace policies may negatively impact our brand, reputation, and/or our financial performance.
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer or a third party. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of the community. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, it could be subject to different or inconsistent regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. This could lead to negative public perception of our enforcement, distrust from members, or lack of confidence in the use of our services, and could negatively impact our brand reputation. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
•we may choose to limit or prohibit the sale of items in our marketplaces based on our policies, even though we could benefit financially from the sale of those items;
•from time to time, we may revise our policies in ways that we believe will enhance trust in our platform, even though the changes may be perceived unfavorably, such as updates to the way we define handmade.

We are subject to risks related to our environmental, social and governance activities and disclosures.
We have developed an Impact strategy that focuses on leveraging Etsy’s core business to generate value for our community and stakeholders through positive economic, social, and ecological efforts (our “ESG metrics”). Our Impact strategy aims to create more economic opportunity for our stakeholders, ensure equitable access to the opportunities we create, and build long-term resilience by fostering responsible resource use and reducing our carbon footprint. We have also elected to publicly share these ESG metrics and include them in this Annual Report on Form 10-K, and, as a result, our business may face heightened scrutiny for these activities. See “Business—Our Impact Strategy and Progress.” While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws.
If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report and demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
Any harm to our reputation resulting from setting these metrics or our failure or perceived failure to meet such metrics could impact employee engagement and retention, the willingness of our buyers and sellers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance, and growth could be adversely affected.
Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance and growth.
We may need additional capital, which may not be available to us on acceptable terms or at all.
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures, repurchasing our stock or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”) and the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes” and together with the 2018 Notes and the 2019 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended December 31, 2020, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the first quarter of 2021. See “Note 13—Debt” in the Notes to Consolidated Financial Statements for more information on the 2018 Notes and 2019 Notes.
In addition, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. If, for example, we incur additional debt, secure existing or future debt, or recapitalize our debt, these actions may diminish our ability to make payments on our substantial debt when due.
Regulatory, Compliance, and Legal Risks
Failure to deal effectively with constantly evolving fraud or other illegal activity could harm our business.
We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.
Our brand may be harmed if third parties or members of our community use or attempt to use Etsy as part of their illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our community. We expect our vendors to comply with our Vendor Code of Conduct. Our seller policies promote legal and ethical business practices. Etsy expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. Although we seek to influence, we do not directly control our sellers, vendors, or other members of our community or their business practices, and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
We may be subject to claims that items listed by sellers in our marketplace are counterfeit, infringing, illegal, harmful or otherwise violate our policies.
We frequently receive communications alleging that items listed in our marketplaces infringe upon third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with both proactive and reactive anti-counterfeiting measures that we use and continue to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States.

Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against Etsy based upon content posted by users on our platform. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures, and with regulators. These safe harbors and court rulings, including analogous ones in other state and international jurisdictions, may change unfavorably. Moreover, changes focused on actions by very large platforms that perform retailer-like functions may directly or indirectly also impact us, our sellers, buyers and vendors.
Proposed laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as a platform for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platform less user-friendly. These claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
We may be involved in litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platform and/or how our business operates.
In addition to intellectual property claims, we may become involved in other litigation matters, including consumer protection, product liability, security and privacy, commercial, or shareholder derivative lawsuits, either individually or, where available, on a class-action basis. We may become subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our platform that items offered by sellers on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make substantive medical or health claims, we may nevertheless be subject to claims based in whole or in part on the actions of sellers in violation of that directive.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters. Any lawsuit or regulatory action to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits or regulatory actions, even if non-meritorious, on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
We limit certain claims against us under our Terms of Use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdictions or courts, and may have reduced or no enforceability in some jurisdictions. If these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
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
Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic and complex cross-border business impediments to our business and those of our sellers.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other potentially protected information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities, and required additional compliance obligations for us and for our relationships with sellers, vendors, and other third parties.
In the European Union, the GDPR contains strict requirements for processing the personally identifiable information of individuals residing in the European Economic Area (“EEA”), Switzerland and (in a form frozen as of December 31, 2020 and as further separately domestically amended), the United Kingdom. The GDPR seeks to harmonize the data protection regulations throughout these jurisdictions. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the European Union, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and email marketing, compliance requirements related to our sellers, vendors and third parties, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s CCPA (effective January 1, 2020) and CPRA (effective January 1, 2023), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale of their personal information and provides a private right of action and statutory damages for data breaches.
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past year, for example, Brazil recently enacted the General Data Protection Law, New Zealand recently enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland may similarly be deemed insufficient. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”) continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. For example, transfers with the United Kingdom might be deemed inadequate after its departure from the European Union and European Economic Area and require substantial expense and resources to comply with based upon adequacy mechanisms such as SCCs. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platform because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations.
Our sellers and vendors may be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause our community members to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations, or industry standards, may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our community members, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our community members could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
The application of indirect taxes, such as sales and use tax, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain any obligations that may apply to us related to our sellers’ businesses, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with Etsy sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and Etsy sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property, product liability, and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. In some jurisdictions, these laws and regulations may be subject to attempts to apply such domestic rules world-wide against Etsy or its subsidiaries, and occasionally may subject us to inconsistent obligations across jurisdictions.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platform. This may even be the case for new laws or regulations focused on other technology areas or other third parties that nonetheless indirectly or unintentionally impact us, our sellers or our vendors. For example, the European Union’s recent e-Copyright and Platform to Business directives, and pending Digital Services Act and Digital Markets Act, may impact us directly, as well as impacting our sellers and vendors. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms for third party user content under intellectual property laws such as the Digital Millennium Copyright Act § 512 et. seq., or user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230) and our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platform operates, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platform, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplace can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplace, our business could be harmed.
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. We could also face regulatory challenges or be subject to allegations of discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. We may be subject to regulatory requests for information or testimony related to regulatory challenges of third parties, such as our competitors or our vendors, which could cause us to incur significant costs and expend significant resources in response, and could impact our relationship with those third parties.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not fully comply in the future, particularly where the applicable regulatory regimes have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Our ability to rely on insurance, or indemnification and other contractual remedies to limit these liabilities, may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
We may be subject to intellectual property claims, which, even if untrue, could be extremely costly to defend, damage our brand, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that they claim cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platform, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.

Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We are subject to the terms of open source licenses because our platform incorporates, and we contribute to, open source software, potentially impairing our ability to adequately protect our intellectual property.
The software powering our platform incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. In addition, certain pending cases, such as the Google v. Oracle litigation currently before the Supreme Court, may impact the breadth of software API copyright protection and thus could alter the perceived scope of some open source licenses.
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
There remains pronounced legal, economic and implementation uncertainty surrounding the United Kingdom’s departure from the European Union, which may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom, and pose additional risks to our business, revenue and financial condition.
On January 1, 2021, the United Kingdom left the E.U. single market and customs union. While the United Kingdom and the European Union have agreed to the terms of the United Kingdom’s departure in a trade agreement, there remains a continued lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial and banking laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, privacy and information security laws, payments regulations, environmental, health, and safety laws and regulations, immigration laws, and employment laws, all of which could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. Additionally, under the terms of the United Kingdom’s departure, the European Union retains the right to impose tariffs if the United Kingdom violates certain “level playing field” standards relating to working conditions and environmental requirements. The long-term effects of Brexit will depend on how U.K. laws and relationships evolve, as well as the United Kingdom’s adherence to the “level playing field” standards, and how that impacts its ability to negotiate favorable trade agreements with other countries.
The United Kingdom is one of our core markets. We continue to monitor Brexit developments so that we may adjust our business and operations as appropriate with the goal of continuing to provide services to our U.K. and E.U. buyers and sellers. A failure by the United Kingdom and the European Union to smoothly implement the trade agreement or to negotiate favorable arrangements governing cross-border services and trade, and ongoing uncertainty with respect to potential divergent regulatory standards, however, could significantly increase friction on cross-border trade involving U.K. buyers and sellers or reduce the number of sellers on our platform offering products between the United Kingdom and the European Union. It may also result in additional operational, financial, regulatory, and compliance costs to us as well as decreased revenue, all of which could adversely affect our business.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2020, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at businesses that we may acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
Changes to the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20—Debt with Conversion and Other Options, (“ASC 470-20”), which is the accounting standard applied in the financial statements included in this report, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity components of the Notes are required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we recorded interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We plan to adopt Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity effective as of January 1, 2021 which we expect will result in our recognizing less non-cash interest expense relating to the Notes in future periods.
In addition, under the accounting standard applied to the financial statements included in this report, our 2020 Notes which may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method. Under the treasury stock method, shares issuable upon conversion of the 2020 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2020 Notes exceeds their principal amount. In connection with our adoption of ASU 2020-06 we will be required to adopt the if-converted method for computing diluted earnings per share which will result in the inclusion of additional shares in the calculation of and may adversely impact our diluted earnings per share. For a discussion of certain other expected impacts of adoption of this ASU, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

Other Risks
The price of our common stock has been and will likely continue to be volatile and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
For example, since January 1, 2020, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $233.86 through February 19, 2021. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;
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
•changes in legal requirements relating to our business; and
•any other factors discussed in this Annual Report.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2020, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the first quarter of 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 13—Debt” in the Notes to Consolidated Financial Statements for more information on the Notes.
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
Our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million of our common stock. There can be no assurance that these stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in Brooklyn, New York where we occupy approximately 225,135 square feet under a lease that expires in 2026. We use these facilities for our principal administration, technology and development, and engineering activities.
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
Holders of Record
As of the close of business on February 19, 2021, there were approximately 526 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(5)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)(4)
October 1 - 31, 2020 (1)	191,235	$131.69	—	$77,500
November 1 - 30, 2020 (1)	628,294	125.18	618,841	—
December 1 - 31, 2020 (1)	10,203	154.67	—	250,000
Total	829,732	127.04	618,841	250,000
(1)    The total number of shares purchased includes 210,891 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).
(2)    Average price paid per share excludes broker commissions.
(3)    In November 2018, our Board of Directors approved a stock repurchase program for the repurchase of up to $200 million of our common stock. The program was completed in the fourth quarter of 2020.
(4)    Our Board of Directors approved a new stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date. As of the date of this Annual Report, there have been no repurchases under such program.
(5)    A portion of these shares were purchased pursuant to a 10b5-1 trading plan. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.

Performance Graph
Our 2019 Annual Report on Form 10-K included a comparison of the cumulative total return of our common stock with the S&P MidCap 400 and the Russell 1000 Index since our initial public offering on April 16, 2015. In 2020 there were changes to the indices that Etsy is included in, and, as a result, we believe that the S&P 500 Index is a more appropriate index than the S&P MidCap 400 for comparison of our stock performance. If a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year. Accordingly, the following graph shows a comparison from December 31, 2015 through December 31, 2020, of the cumulative total returns for our common stock, the S&P MidCap 400, the Russell 1000 Index, and the S&P 500 Index. The graph assumes $100 was invested at the market close on December 31, 2015 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The S&P Mid Cap 400, the Russell 1000 Index, and the S&P 500 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the S&P 400 Mid Cap Index, the Russell 1000 Index, and the S&P 500 Index

$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Etsy, Inc.
S&P 400 Mid Cap Index
Russell 1000 Index
S&P 500 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Removed and Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” For more information regarding key factors affecting our performance, see “Key Factors Affecting Our Performance” below. We have omitted discussion of 2018 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.
Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. Our mission is to “Keep Commerce Human,” and we’re committed to using the power of business and technology to strengthen communities and empower people around the world.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are intended to be special, reflect their sense of style, or represent a meaningful occasion. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy sellers a marketplace with millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
We are focused on attracting potential buyers to the Etsy marketplace for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. We are also focused on deepening our engagement with our existing buyers by inspiring purchases across our many retail categories and special occasions. Special purchases for use in the everyday include handmade or vintage unique clothing, accessories, household items, or furniture that the buyer wants to reflect her sense of style. Special purchase occasions can occur many times throughout the year and include shopping for special occasions that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else.
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
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale; completing transactions between a buyer and a seller, which includes, beginning in the second quarter of 2020, an additional transaction fee related to offsite advertising; and using our payments services to process payments, including foreign currency transactions. Etsy fees include the $0.20 listing fee for each item listed (for up to four months); the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged; where applicable, an additional transaction fee of 12% or 15% related to offsite advertising; and fees for Etsy Payments, our payment processing product.
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include on-site advertising services, which allows sellers to pay for prominent placement of their listings in search results; and shipping labels, which allows sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.

Our strategy is focused on growing the Etsy marketplace in our seven core geographies and building a sustainable competitive advantage around four elements of our business that we believe differentiate us from our competitors, or what we call our “Right to Win.” The foundation of Etsy’s competitive advantage is our collection of our sellers’ unique items, which, we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. Our investments in product, marketing, and talent will be focused on capitalizing on these four elements of our business. Ultimately, the goal of our long-term strategy is to drive more new buyers to the website, give existing buyers reasons to come back more often, encourage buyers to spend more per order, and fuel success for our sellers. We see a number of similarities between the levers of growth for the Etsy and Reverb marketplaces, including improving search and discovery, making selling and buying easier, and building a global brand and user community.
While current macroeconomic conditions have had a dramatic effect on the global economy and on our business, these impacts have led us to reaffirm our long-term strategy and strengthen our commitment to it.
Year Financial Highlights
As of December 31, 2020, our marketplaces connected 4.4 million active sellers and 81.9 million active buyers in nearly every country in the world. In the year ended December 31, 2020, sellers generated GMS of $10.3 billion of which approximately 61% came from purchases made on mobile devices. We are a global company and approximately 36% of our GMS in the year ended December 31, 2020 came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $1.7 billion in the year ended December 31, 2020, driven by strong growth in both Marketplace and Services revenue. In the year ended December 31, 2020, we recorded net income of $349.2 million, and non-GAAP Adjusted EBITDA of $549.1 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents, and short-term investments were $1.7 billion as of December 31, 2020. Etsy has $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and $43.9 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2020 Notes and the 2019 Notes, the “Notes”). Additionally, we have the ability to draw down on its $200.0 million senior secured revolving credit facility. In the year ended December 31, 2020, we had positive operating cash flows of $679.0 million.
Other Operational Highlights
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. Etsy’s performance for the year was extremely strong, with GMS growth of 106.7% and revenue growth of 110.9%. Factors contributing to this performance included our investments in our brand and marketplace; our agility in supporting our global seller community; our quick and successful transition to remote work; and guarding the health and safety of our team — all of which mitigated risk and maximized our financial performance. In addition, Etsy benefited from several tailwinds including the shift from offline to online shopping, specific competitive dynamics, retail business closures, new buyer cohorts, pent-up demand, emerging categories such as face masks, gifting trends, and government stimulus.
We have continued to invest in product development, making key improvements to the customer experience during the year. Highlights of our business initiatives during the year, including those related to COVID-19, are outlined below:
•Etsy assembled a COVID-19 task force in January and moved to a fully remote workforce for both Etsy and Reverb by early March. Despite this shift in working environment, our team remains highly productive. During this time we allocated resources to critical infrastructure improvements to more accurately categorize our inventory and are investing in longer-term initiatives such as search and frequency and are seeing encouraging data from our recent product launches.
•In living up to our mission to “Keep Commerce Human,” we introduced several initiatives during the year to support our seller community during this challenging time. These included waiving fees for our new Offsite Ads service, extending our free trial into May; a one-month grace period to give sellers extra time to pay their bills; a seller guide to managing an Etsy shop during COVID-19; and 24/7 member support to address any questions with their businesses, delivery times, and shipping issues.

•We completed the migration of seller listings to our new Offsite Ads, an iteration on our advertising offerings, to help sellers more effectively drive traffic to their listings. Etsy pays the upfront costs to promote Etsy sellers’ listings on multiple internet platforms without any upfront costs for sellers. We added enhancements to our Etsy Ads (formerly Promoted Listings) service, improving the relevance of ads in search and the speed of incorporating changes in a seller’s budget. We also made our Etsy Ads infrastructure more efficient, providing better search results while simultaneously using fewer cloud resources. To add to the seller experience, we launched performance graphs in the Etsy Ads dashboard, helping to make advertising on Etsy as easy as possible for our sellers.
•We adjusted our marketing strategies and spend for the Etsy marketplace during the year to respond quickly to the changing macro dynamics. Performance marketing spend adjusts naturally with demand, and we significantly increased our investments in marketing, launching several TV ad campaigns throughout the year, including both direct response ads and those designed to create an emotional connection with consumers, as well as holiday campaigns in the United Kingdom and Germany. Over the year we have made significant progress with full funnel marketing and optimization across channels.
•GMS excluding mask sales for the Etsy marketplace was $8.7 billion, up 84% year-over-year, and 8% of the Etsy marketplace’s overall GMS was from mask sales. The Etsy marketplace saw an influx of 60.7 million new buyers and reactivated buyers during the year, the latter being those who haven’t purchased in a year or more.
•We launched a buy now, pay later option for U.S. buyers through a partnership with Klarna, an online payments company, which offers buyers the flexibility to pay for an item in installments, making higher priced items more accessible.
•In search and discovery, we made additional progress by improving our query-listing matching and continuing to iterate on ranking algorithms to deliver more relevant recommendations further along in the purchase funnel and by leaning into saved searches and favorites to capture data on what buyers like and their tastes and preferences, which we believe we can leverage to make the site more organized and easier to search.
•We continued to strengthen the buyer experience by:
◦adding a more prominent “In Stock” indicator to increase buyer confidence that an item is not mass-produced;
◦collapsing the item information section on the listing page, allowing for buyers to more easily find items that interest them;
◦launching listing videos, which help sellers showcase their products to buyers in ways they previously could not with photos, showing their expertise in making and bringing their products to life, with approximately 3.2 million listing videos uploaded in 2020; and
◦improving shipping transparency and post-purchase experiences by helping buyers better understand when they should expect an item to arrive by expanding listing coverage of expected delivery dates.
•Reverb benefited from similar macroeconomic e-commerce tailwinds to Etsy, as well as a strong increase in GMS from new buyers, many of whom were novice musicians. We continued to execute on product and marketing initiatives to bolster Reverb’s two-sided marketplace. Beginning on August 4, 2020, Reverb increased its seller transaction fee for the first time from 3.5% to 5%, which will enable Reverb to increase investments in marketing, expand its global customer engagement team, and grow the capacity of its team that creates and enhances seller tools and services to increase visibility of seller shops and inventory.

Convertible Debt
In August 2020, we issued $650.0 million aggregate principal amount of the 2020 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The initial conversion price of the 2020 Notes represented a premium of approximately 52.5% over the price of our common stock. The net proceeds from the sale of the 2020 Notes were $639.5 million after deducting the offering expenses. The 2020 Notes will mature on September 1, 2027, unless earlier converted or repurchased.
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
We intend to use the remainder of the net proceeds from the 2020 Notes offering for general corporate purposes. For more information on the 2020 Notes, 2020 Capped Call Transactions, and the 2018 Notes, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.

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

	Year Ended December 31,		% Growth Y/Y		Year Ended December 31,	% Growth Y/Y
	2020	2019			2018

	(in thousands, except percentages)
GMS (1)	$10,281,101	$4,974,944	106.7%		$3,931,745	26.5%
Revenue	$1,725,625	$818,379	110.9%		$603,693	35.6%
Marketplace revenue	$1,303,126	$593,646	119.5%		$444,765	33.5%
Services revenue	$422,499	$224,733	88.0%		$158,928	41.4%
Net income	$349,246	$95,894	264.2%		$77,491	23.7%
Adjusted EBITDA (Non-GAAP) (1)	$549,116	$186,268	194.8%		$139,510	33.5%

Active sellers (1)	4,365	2,699	61.7%		2,115	27.6%
Active buyers (1)	81,898	46,351	76.7%		39,447	17.5%
Percent mobile GMS (1)	61%	58%	300	bps	55%	300	bps
Percent international GMS (1)	36%	36%	—	bps	35%	100	bps
(1) Unaudited
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
GMS increased $5.3 billion, or 106.7%, to $10.3 billion in the year ended December 31, 2020 compared to the year ended December 31, 2019. On a currency-neutral basis (excluding the direct impact of currency translation on GMS from goods that are not listed in U.S. dollars) GMS growth for the year ended December 31, 2020 would have been 105.7%, or approximately 100 basis points lower than the reported 106.7% growth. Supporting this growth in GMS, active sellers increased 61.7% to 4.4 million, driven by strong growth in both international and U.S. sellers, and active buyers increased 76.7% to 81.9 million at December 31, 2020 compared to December 31, 2019. In the year ended December 31, 2020, GMS from new buyers grew 105% year-over-year and represented approximately 16% of overall GMS, a slight decrease compared to last year. In the year ended December 31, 2020, GMS from existing buyers grew 107% year-over-year and represented approximately 84% of overall GMS, a slight increase compared to last year. While it is difficult to predict how our business will be impacted as the COVID-19 pandemic runs its course and abates, we currently expect a contraction of mask sales as masks become more widely available, and a deceleration of new buyer growth as businesses return to on-site operations and as mask sales contract.
Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses; non-ordinary course disputes; loss on extinguishment of debt; and restructuring and other exit income. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, including its limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.

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
During the year ended December 31, 2020, mobile GMS increased as a percentage of total GMS to approximately 61% up from approximately 58% for the year ended December 31, 2019. Mobile GMS growth during the year ended December 31, 2020 was approximately 116%, with mobile web and mobile app GMS each continuing to grow faster than desktop GMS during the year.
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
For the years ended December 31, 2020 and 2019, international GMS remained flat as a percentage of total GMS at approximately 36%. International GMS was up approximately 105% in the year ended December 31, 2020 compared to the year ended December 31, 2019, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 185% in 2020 compared with 2019. The increase in international GMS included increases related to changes in foreign currency rates year-over-year. On a currency-neutral basis international GMS growth for the year ended December 31, 2020 would have been 102%.
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
As reported and currency-neutral GMS growth for the periods presented below is as follows and include the operations of Reverb since August 15, 2019 (the date of acquisition):

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2020	106.7%	105.7%	1.0%
December 31, 2019	26.5%	27.5%	(1.0)%
December 31, 2018	20.8%	20.4%	0.4%

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, “Risk Factors.” Our primary marketplace, Etsy.com, is the largest driver of our business and thus the following key factors affecting our performance most significantly relate to the Etsy marketplace.
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
During 2020, the Etsy marketplace had 38 million new Etsy buyers, or buyers who made their first-ever purchase on Etsy, compared to 19 million new Etsy buyers in 2019. GMS from new buyers was up 94% year-over-year and represented approximately 16% of overall Etsy.com GMS, in line with last year. Etsy.com GMS from existing buyers grew 101% year-over-year in 2020 and represented approximately 84% of overall Etsy.com GMS, in line with last year. Repeat purchases demonstrate the loyalty of Etsy buyers. In 2020, on the Etsy marketplace, approximately 48% of our active buyers made purchases on two or more days in the previous 12 months, up from 41% in 2019.
Habitual buyers represented approximately 8% of Etsy.com’s active buyers as of December 31, 2020. Habitual buyers grew to 6.5 million as of December 31, 2020, an increase of 157% compared to 2019. We aim to increase repeat purchases and habitual buyers by inspiring purchases in additional categories and on additional occasions, building trust in the Etsy brand, and removing friction from the buying experience to improve conversion rates.
To analyze our retention rates on the Etsy marketplace, we measure repeat activity by active buyers and active sellers.

ACTIVE BUYERS
2016
2017
2018
2019
2020
One Purchase Day
Multiple Purchase Days
Habitual Buyers

Services Growth
We have a seller-aligned business model: we make money when our sellers make money. Our goal is to enhance the seller tools and services that will drive buyer demand. To achieve this, we continue to invest our resources in developing a cohesive platform of paid services and free tools specifically designed to help our creative entrepreneurs generate more sales and scale their businesses. We believe we can grow our optional paid services in three ways: expand the utility of existing services, expand the geographic reach of existing services, and launch new services offerings. As of December 31, 2020, on the Etsy marketplace, 22% of active sellers used on-site advertising services, and 22% of active sellers in the United States, Canada, United Kingdom, and Australia used Etsy Shipping Labels.

Investment in Marketing
We are focusing on initiatives to drive traffic to Etsy and shape perceptions of the Etsy marketplace as the go-to shopping destination for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. In 2018, we ran our first-ever Etsy television advertising campaign in the United States and also began to test offline marketing campaigns. We continued these marketing campaigns during 2019 and 2020, expanding our campaigns to the United Kingdom and Germany. During 2020 we leaned more heavily into upper funnel strategies through TV, digital video, and paid social. In 2020, we ran several campaigns and broadened our U.S. reach to include both direct response ads and those designed to create an emotional connection with consumers and make Etsy top-of-mind. We believe these campaigns can increase brand awareness, visits, and purchase intent. In 2020, Paid GMS was 20% of total Etsy.com GMS and grew 158% compared to 2019.
In 2020, we spent $500.8 million on marketing expenses, or 29.0% of revenue, up 132.3% over 2019. In 2019, we spent $215.6 million on marketing expenses, or 26.3% of revenue, up 36.4% over 2018. We increased digital marketing spend, which excludes brand marketing channels such as TV, by 157% in 2020 to $344.7 million, including $332.2 million of which was spend for the Etsy marketplace, up 157% from 2019.
Investment in Technology
Our engineering team has built a sophisticated platform that enables millions of Etsy sellers and buyers to smoothly transact across borders, languages and devices. We have made, and will continue to make, significant investments in our platform to attract buyers and sellers to the Etsy marketplace and enhance their experience.
We completed our principal migration to Google Cloud in February 2020, and our technology infrastructure allows us to scale our efforts across the platform. As the COVID-19 pandemic shifted consumer shopping habits to more online commerce, traffic volume increased dramatically and the cloud migration enabled us to dynamically flex our infrastructure. In addition to its flexible capacity, we also believe that the cloud will enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble technology on an as-needed basis. We expect to continue to enhance our search and discovery capabilities and leverage our machine learning technology to deliver an even more personalized shopping experience in the future.
In 2020, we spent $180.1 million on product development expenses, or 10.4% of revenue, up 47.8% over 2019, and in 2019 we spent $121.9 million on product development expenses, or 14.9% of revenue, up 25.3% over 2018. We plan to continue to invest in innovation to address the needs of our community and increase our efforts to recruit and hire employees to work on our engineering teams.
Investment in Connected Experience—Mobile and Desktop
We want to engage buyers wherever they are and to provide an enjoyable and accessible shopping experience regardless of the format. Mobile is integrated into everything that we do, and expanding our mobile capabilities is an important focus area. Our mobile websites and mobile apps include search and discovery, curation, personalization, augmented reality, and social shopping features, optimized for a personal mobile experience. Etsy.com mobile GMS was 62% of total Etsy.com GMS in 2020, up from 59% in 2019. We are focused on increasing conversion rates. Mobile web contributes the largest share of traffic, followed by desktop and our mobile app. We believe growth in percentage of mobile app visits could be a tailwind to future conversion rate gains, as our mobile app channel has the highest conversion rate, followed by desktop and mobile web.

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
On a consolidated basis, international GMS was 36% of total GMS in both 2020 and 2019.
In 2020, 43% of Etsy sellers were located outside the United States. Cross-border transactions is the largest component of international GMS and we remain committed to reducing barriers such as language and currency so that sellers and buyers from different countries can easily connect and transact. For the Etsy marketplace, GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country grew approximately 182% in 2020 compared with 2019, making it the fastest growing category of international GMS. The Reverb marketplace has a smaller percent of international GMS relative to the Etsy marketplace.
We see significant opportunity to deliver a more localized shopping experience to non-U.S. buyers in the future. This opportunity may include making investments in the elevation of local products and sellers in search, improving non-English search, and providing more localized marketing and campaigns.
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
For further information related to our approach to Human Capital see “Item 1. Business—Our Impact Strategy and Progress.”
Components of Our Results of Operations
Revenue
Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities include listing an item for sale; completing transactions between a buyer and a seller, which includes, beginning in the second quarter of 2020, an additional transaction fee related to offsite advertising; and using our payments services to process payments, including foreign currency transactions. Etsy fees include the $0.20 listing fee for each item listed (for up to four months), the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, where applicable, an additional transaction fee of 12% or 15% related to offsite advertising, and fees for Etsy Payments, our payment processing product.
Services revenue is comprised of the fees a seller pays us for our optional other services. Services primarily include on-site advertising services, which allows sellers to pay for prominent placement of their listings in search results; and shipping labels, which allows sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
Our revenue recognition policies are discussed under “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, and credit card chargebacks to support payments revenue, and costs of refunds made to buyers that we are not able to collect from sellers. Cost of revenue also includes expenses associated with the usage of cloud infrastructure, including employee-related expenses, hosting and bandwidth costs, and depreciation and amortization. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that payments revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin, as our payments services are lower margin products compared to our other offerings.
Operating Expenses
Operating expenses consist of marketing, product development, and general and administrative expenses. Employee compensation-related expenses are the most significant component of the product development and general and administrative expense categories. We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function.
Marketing:  Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Digital marketing, also referred to as performance marketing, primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, social channels, and affiliate programs, which are focused on buyer acquisition and retargeting. To a lesser extent, direct marketing expenses also include brand marketing, public relations and communications, marketing partnerships, and customer relationship management. Marketing expenses also include employee compensation-related expenses to support our marketing initiatives.
Product development:  Product development expenses consist primarily of employee compensation-related expenses for our engineering, product management, product design, and product research activities. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of our existing technology.

General and administrative:  General and administrative expenses consist primarily of employee compensation-related expenses for our general corporate functions. General and administrative expenses also include costs associated with the use of facilities and equipment, including depreciation and amortization and office overhead, bad debt expense, and certain professional services expenses.
Other Expense, net
Other expense, net consists of loss on extinguishment of debt, interest expense, interest and other income, and foreign exchange (loss) gain. Loss on extinguishment of debt relates to the partial repurchase of our 2018 Notes in 2020. Interest expense consists primarily of non-cash interest and amortization of debt issuance costs related to our 2018 Notes, 2019 Notes, and 2020 Notes. As part of the adoption of ASU 2016-02—Leases in the first quarter of 2019, interest expense includes interest associated with our Brooklyn headquarters lease, and, to a lesser extent, interest on our hosting and computer equipment leases, both accounted for as finance leases. Prior to 2019, interest expense included interest associated with the build-to-suit accounting treatment of our Brooklyn headquarters lease, and, to a lesser extent, interest on our hosting and computer equipment leases, accounted for as capital lease obligations. Interest and other income is primarily comprised of interest and dividend income from our investment accounts.
(Provision) Benefit for Income Taxes
Our effective tax rate and the (provision) benefit for income taxes is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, taxable income and loss in each jurisdiction, changes in our stock price, audit-related developments, acquisitions, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the magnitude of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. To the extent that the results differ from our original or adjusted estimates, the effect will be recorded in (provision) benefit for income taxes.
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

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue:
Marketplace	$1,303,126	$593,646	$444,765
Services	422,499	224,733	158,928
Total revenue	1,725,625	818,379	603,693
Cost of revenue	464,745	271,036	190,762
Gross profit	1,260,880	547,343	412,931
Operating expenses:
Marketing	500,756	215,570	158,013
Product development	180,080	121,878	97,249
General and administrative	156,035	121,134	82,883
Total operating expenses	836,871	458,582	338,145
Income from operations	424,009	88,761	74,786
Other expense, net	(58,300)	(8,115)	(19,708)
Income before income taxes	365,709	80,646	55,078
(Provision) benefit for income taxes	(16,463)	15,248	22,413
Net income	$349,246	$95,894	$77,491

	Year Ended December 31,
	2020	2019	2018
Revenue:
Marketplace	75.5%	72.5%	73.7%
Services	24.5	27.5	26.3
Total revenue	100.0	100.0	100.0
Cost of revenue	26.9	33.1	31.6
Gross profit	73.1	66.9	68.4
Operating expenses:
Marketing	29.0	26.3	26.2
Product development	10.4	14.9	16.1
General and administrative	9.0	14.8	13.7
Total operating expenses	48.5	56.0	56.0
Income from operations	24.6	10.8	12.4
Other expense, net	(3.4)	(1.0)	(3.3)
Income before income taxes	21.2	9.9	9.1
(Provision) benefit for income taxes	(1.0)	1.9	3.7
Net income	20.2%	11.7%	12.8%

Comparison of Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,303,126	$593,646	$709,480	119.5%	$444,765	$148,881	33.5%
Percentage of total revenue	75.5%	72.5%			73.7%
Services	$422,499	$224,733	$197,766	88.0%	$158,928	$65,805	41.4%
Percentage of total revenue	24.5%	27.5%			26.3%
Total revenue	$1,725,625	$818,379	$907,246	110.9%	$603,693	$214,686	35.6%
Revenue increased $907.2 million, or 110.9%, to $1.7 billion in the year ended December 31, 2020 compared to the year ended December 31, 2019, of which 75.5% consisted of Marketplace revenue and 24.5% consisted of Services revenue.
During the second quarter of 2020, Etsy transitioned from its combined “Etsy Ads” on-site and offsite advertising to two separate advertising offerings: Offsite Ads, with 12% or 15% transaction fees reported in Marketplace revenue, and Etsy Ads, the new name for our on-site advertising product (formerly Promoted Listings), with advertising fees reported in Services revenue.
Marketplace revenue increased $709.5 million, or 119.5%, to $1.3 billion in the year ended December 31, 2020 compared to the year ended December 31, 2019. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the year ended December 31, 2020 to a total of $10.3 billion, and the balance was due to pricing related to the introduction of our new Offsite Ads transaction fee in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to our acquisition of Reverb in the third quarter of 2019, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction revenue increased 103.9%, payments revenue increased 120.1%, and listing fee revenue grew 65.4% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% for the year ended December 31, 2020, up from 89% for the year ended December 31, 2019, primarily due to the transition of sellers in eligible countries to the platform.
Services revenue increased $197.8 million, or 88.0%, to $422.5 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The growth in Services revenue was primarily driven by an increase of 83.5% in on-site advertising revenue, which represented a significant majority of the overall Services revenue growth, and, to a lesser extent, an increase in shipping label revenue of 147.7% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads (formerly Promoted Listings). At December 31, 2020, 22% of Etsy active sellers used Etsy advertising services, up from 17% in 2019. The increase in shipping label revenue was primarily driven by an increase in label volume, the majority of which is driven by the increase in GMS.
Cost of Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
Cost of revenue	$464,745	$271,036	$193,709	71.5%	$190,762	$80,274	42.1%
Percentage of total revenue	26.9%	33.1%			31.6%
Cost of revenue increased $193.7 million, or 71.5%, to $464.7 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by increased costs related to overall volume increases on our marketplaces, including payments fees and cloud-related hosting and bandwidth costs. We gained leverage as cost of revenue did not increase as fast as revenue. The increase in our gross margin from 2019 to 2020 was primarily due to the shift to Offsite Ads in the second quarter of 2020, which drives revenue growth without an equal offset in cost of revenue as the expense is recorded in marketing.

Operating Expenses
There were a total of 1,414 employees on December 31, 2020, compared with 1,240 on December 31, 2019. We expect an increase in employee compensation-related expenses, including stock-based compensation, in 2021 primarily driven by headcount increases to support the growth in our business.
Marketing

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
Marketing	$500,756	$215,570	$285,186	132.3%	$158,013	$57,557	36.4%
Percentage of total revenue	29.0%	26.3%			26.2%
Marketing expenses increased $285.2 million, or 132.3%, to $500.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing was largely due to increased site traffic and the shift to our Offsite Ads offering beginning in the second quarter of 2020. Paid GMS was 20% of overall Etsy.com GMS in the year ended December 31, 2020, up from paid GMS of 15% in the year ended December 31, 2019, which is a result of higher return on ad spend due to favorable competitive dynamics and the launch of Offsite Ads. Etsy began charging sellers an offsite advertising transaction fee on May 4, 2020; 9% of Etsy GMS was subject to an Offsite Ads transaction fee in the second half of 2020.
Product development

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
Product development	$180,080	$121,878	$58,202	47.8%	$97,249	$24,629	25.3%
Percentage of total revenue	10.4%	14.9%			16.1%
Product development expenses increased $58.2 million, or 47.8%, to $180.1 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount at Etsy and the acquisition of Reverb. Additionally, we gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
General and administrative	$156,035	$121,134	$34,901	28.8%	$82,883	$38,251	46.2%
Percentage of total revenue	9.0%	14.8%			13.7%
General and administrative expenses increased $34.9 million, or 28.8%, to $156.0 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount at Etsy and the acquisition of Reverb. General and administrative expenses increased to a lesser extent due to bad debt expense, which increased as a result of the growth in our business, but at a slower rate than revenue, and digital service tax, which was new in 2020. Additionally, we gained leverage as general and administrative expenses did not increase as fast as revenue. We expect an increase in stock-based compensation expense in 2021, related to continued growth in the business and to long-term equity incentive awards, which will be granted in the first quarter of 2021 to Josh Silverman, Etsy’s President and Chief Executive Officer.

Other Expense, net

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
Other expense, net:
Loss on extinguishment of debt	$(16,855)	$—	$(16,855)	NM	$—	$—	—%
Percentage of total revenue	(1.0)%	—%			—%
Interest expense	$(42,025)	$(24,320)	$(17,705)	72.8%	$(22,178)	$(2,142)	9.7%
Percentage of total revenue	(2.4)%	(3.0)%			(3.7)%
Interest and other income	$7,102	$13,199	$(6,097)	(46.2)%	$8,957	$4,242	47.4%
Percentage of total revenue	0.4%	1.6%			1.5%
Foreign exchange (loss) gain	$(6,522)	$3,006	$(9,528)	(317.0)%	$(6,487)	$9,493	(146.3)%
Percentage of total revenue	(0.4)%	0.4%			(1.1)%
Other expense, net	$(58,300)	$(8,115)	$(50,185)	618.4%	$(19,708)	$11,593	(58.8)%
Percentage of total revenue	(3.4)%	(1.0)%			(3.3)%
Other expense, net was $58.3 million in the year ended December 31, 2020, which increased $50.2 million from $8.1 million in the year ended December 31, 2019. The increase in expense was primarily due to an increase in non-cash interest expense and a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes. The increase in non-cash interest expense was primarily driven by our 2019 Notes, which were issued in September 2019 and had 12 month of interest expense in 2020, and to a lesser extent our 2020 Notes, which were issued in August 2020 and had approximately four months of interest expense in 2020. Additionally, there was an increase in foreign exchange loss primarily due to the change in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates on our intercompany and other non-functional currency cash balances as well as a decrease in interest and dividend income related to our investment accounts and primarily driven by a decrease in interest rates in 2020 as compared to 2019. Following the adoption of ASU 2020-06 in the first quarter of 2021, we expect a decrease in non-cash interest expense related to the Notes as there would not be any further amortization of the debt discount due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
(Provision) Benefit for Income Taxes

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2020	2019	$	%	2018	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(16,463)	$15,248	$(31,711)	(208.0)%	$22,413	$(7,165)	32.0%
Percentage of total revenue	(1.0)%	1.9%			3.7%
Our income tax provision and benefit for the years ended December 31, 2020 and 2019 was $16.5 million and $15.2 million, respectively.

The primary drivers of our income tax provision for the year ended December 31, 2020 was tax expense of $63.6 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $45.4 million.

The primary drivers of our income tax benefit for the year ended December 31, 2019 were tax benefits from employee stock-based compensation of $16.3 million, and a benefit related to research and development tax credit of $9.9 million, partially offset by tax expense of $11.5 million on income before income taxes.

Seasonality
Etsy sellers experience increased sales and use more Services during the fourth-quarter holiday shopping season. This has resulted in increased GMS and revenue for us during the fourth quarter of each fiscal year, which can compare to lower GMS and revenue in the first quarter of the following fiscal year. For example, revenue in the first quarter of 2020 decreased when compared with revenue in the fourth quarter of 2019. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter and lower costs in the first quarter of each fiscal year. As our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced.
Our quarterly revenue increased sequentially quarter-to-quarter for all periods within 2020, other than the first quarter of 2020, generally corresponding to our GMS performance in the same periods. We cannot assure you that this pattern of sequential revenue and GMS growth will continue. We believe that it is generally more meaningful to compare year-over-year results than sequential quarter-over-quarter results.

Non-GAAP Financial Measures
Adjusted EBITDA
In this Annual Report on Form 10-K, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses; non-ordinary course disputes; restructuring and other exit income; and loss on extinguishment of debt. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
•Adjusted EBITDA does not consider the impact of foreign exchange loss (gain);
•Adjusted EBITDA does not reflect acquisition-related expenses;
•Adjusted EBITDA does not consider the impact of non-ordinary course disputes;
•Adjusted EBITDA does not consider the impact of restructuring and other exit income;
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

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net income	$349,246	$95,894	$77,491
Excluding:
Interest and other non-operating expense, net (1)	34,923	11,121	13,221
Provision (benefit) for income taxes	16,463	(15,248)	(22,413)
Depreciation and amortization (2)	58,189	48,031	26,742
Stock-based compensation expense	65,114	44,395	38,231
Foreign exchange loss (gain) (3)	6,522	(3,006)	6,487
Acquisition-related expenses (4)	1,804	3,917	—
Non-ordinary course disputes	—	1,164	—
Restructuring and other exit income	—	—	(249)
Loss on extinguishment of debt (5)	16,855	—	—
Adjusted EBITDA	$549,116	$186,268	$139,510

(1) Included in interest and other non-operating expense, net is primarily non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018, September 2019, and August 2020.

(2) Included in depreciation and amortization is depreciation expense related to our headquarters lease, which is accounted for as a finance lease. Additionally, the years ended December 31, 2020 and 2019 include amortization expense of acquired intangible assets and developed technology related to the acquisition of Reverb in the third quarter of 2019.

(3) See “Results of Operations—Other Expense, net” for more information on the fluctuation in foreign exchange loss (gain) in the years ended December 31, 2020 and 2019.

(4) Acquisition-related expenses are expenses related to our acquisition of Reverb. For further information, see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements.

(5) During the third quarter of 2020, we repurchased $301.1 million aggregate principal amount of its outstanding 2018 Notes. We recognized a non-cash loss on extinguishment of debt of $16.9 million as a result. For more information see “Note 13—Debt ” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and cash equivalents, and short-term investments were $1.7 billion as of December 31, 2020. Additionally, we have $39.1 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the year ended December 31, 2020, we had positive operating cash flows of $679.0 million. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the dates indicated:

	As of December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$1,244,099	$443,293
Short-term investments	425,119	373,959
Long-term investments	39,094	89,343
Total cash and cash equivalents, and short- and long-term investments	$1,708,312	$906,595
Net working capital	$1,440,117	$732,510
As of December 31, 2020, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our international operations from our funds held in the United States on an as-needed basis.
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
See “Contractual Obligations” below for a detailed description of our material cash commitments as of December 31, 2020. Additionally, we have the ability to repurchase up to $250 million of our common stock under our board approved stock repurchase program.
Sources of Liquidity
In August 2020, we issued the 2020 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The initial conversion price of the 2020 Notes represented a premium of approximately 52.5% over the price of our common stock. The net proceeds from the sale of the 2020 Notes were $639.5 million after deducting the offering expenses. Based on the terms of the 2020 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. The 2020 Notes will mature on September 1, 2027, unless earlier converted or repurchased. Based on the daily closing prices of our stock during the quarter ended December 31, 2020, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the first quarter of 2021.
In September 2019, we issued the 2019 Notes pursuant to the Securities Act. The initial conversion price of the 2019 Notes represented a premium of approximately 47.5% over the price of Etsy's common stock. The net proceeds from the sale of the 2019 Notes were $639.5 million after deducting initial purchasers’ discount and offering expenses. Based on the terms of the 2019 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended December 31, 2020, holders of the 2019 Notes are eligible to convert their 2019 Notes during the first quarter of 2021. The 2019 Notes will mature on October 1, 2026, unless earlier converted or repurchased.
On February 25, 2019, we entered into a $200.0 million senior secured revolving credit facility pursuant to a Credit Agreement with several lenders (the “2019 Credit Agreement”). The 2019 Credit Agreement will mature in February 2024. The 2019 Credit Agreement includes a letter of credit sublimit of $30.0 million and a swingline loan sublimit of $10.0 million. At December 31, 2020, we did not have any borrowings under the 2019 Credit Agreement.

In March 2018, we issued the 2018 Notes pursuant to the Securities Act. The initial conversion price of the 2018 Notes represented a premium of approximately 37.5% over the price of Etsy’s common stock. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting initial purchasers’ discount and offering expenses. Based on the terms of the 2018 Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. The 2018 Notes will mature on March 1, 2023, unless earlier converted or repurchased. During the third quarter of 2020, we paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, we repurchased 1.3 million shares of Etsy’s common stock for $166.2 million. As of December 31, 2020, $43.9 million aggregate principal of the 2018 Notes remained outstanding. This transaction was accounted for as an extinguishment of debt, and we recognized a non-cash loss on extinguishment of $16.9 million. Based on the daily closing prices of our common stock during the quarter ended December 31, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the first quarter of 2021.
For more information on the 2020 Notes, 2019 Notes, 2019 Credit Agreement, and 2018 Notes, see “Note 13—Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including the rate of our GMS and revenue growth, the amount and timing of our investments in marketing, product development, future acquisitions and investments, and our stock repurchase program, as well as those described in “Key Factors Affecting Our Performance” above and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Historical Cash Flows

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cash provided by (used in):
Operating activities	$678,956	$206,920	$198,925
Investing activities	(11,379)	(488,373)	(285,393)
Financing activities	119,282	359,607	144,006
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
Net cash provided by operating activities was $679.0 million in the year ended December 31, 2020, primarily driven by cash net income of $554.8 million as a result of increased revenue generated on our platform, and changes in our operating assets and liabilities that provided $124.2 million in cash, primarily driven by volume and payment timing of accrued expenses in the period.
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

Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid for acquisitions, sales and purchases of short- and long-term marketable securities, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $11.4 million in the year ended December 31, 2020. This was primarily attributable to $7.1 million in capital expenditures, including $5.7 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to the Etsy platform.
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
Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible notes, repurchases of common stock, settlement of convertible senior notes, payments related to capped call transactions, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, payments on finance lease obligations.
Net cash provided by financing activities was $119.3 million in the year ended December 31, 2020. This was primarily attributable to proceeds from the issuance of the 2020 Notes of $650.0 million and proceeds from the exercise of stock options of $25.3 million, partially offset by stock repurchases of $268.7 million, partial repurchase of the 2018 Notes of $137.2 million, payments of $74.7 million for the 2020 Capped Call Transactions, and payment of tax obligations on vested equity awards of $47.7 million.
Net cash provided by financing activities was $359.6 million in the year ended December 31, 2019. This was primarily attributable to proceeds from the issuance of the 2019 Notes of $650.0 million and proceeds from the exercise of stock options of $9.8 million, partially offset by stock repurchases of $177.0 million, payments of $76.2 million for the 2019 Capped Call Transactions, payment of tax obligations on vested equity awards of $32.5 million, payment of debt issuance costs of $11.9 million and payments on finance lease obligations of $10.8 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, in 2020, 2019, or 2018.

Contractual Obligations
The following table summarizes our future fixed contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	2–3 Years	4–5 Years	More than 5 Years

	(in thousands)
Finance lease obligations, including imputed interest	$60,090	$10,661	$21,714	$21,435	$6,280
Operating lease obligations, including imputed interest	24,046	5,343	9,750	7,008	1,945
Debt obligations	1,343,915	2,635	41,280	—	1,300,000
Interest payments	10,579	1,641	3,250	3,250	2,438
Purchase obligations	44,934	7,551	37,383	—	—
Total contractual obligations	$1,483,564	$27,831	$113,377	$31,693	$1,310,663

Finance lease obligations consist of obligations under finance leases for computer and hosting equipment and the portion of our headquarters in Brooklyn, New York that is accounted for as a finance lease.
Operating lease obligations consist of obligations under non-cancelable operating leases for a portion of our headquarters in Brooklyn, New York and for our offices in San Francisco, Hudson (New York), Chicago, and Dublin.
Debt obligations consist of the 2020 Notes, 2019 Notes, and 2018 Notes which will mature on September 1, 2027, October 1, 2026, and March 1, 2023, respectively, unless earlier converted or repurchased.
Interest payments consist of interest due in connection with our 2020 Notes and 2019 Notes.
Purchase obligations consist of commitments related to cloud computing and other support services. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $23.7 million and non-income tax related contingency reserves of $8.0 million, which amounts are not reflected in the table as the ultimate resolution and timing are uncertain. These non-income tax contingency reserves include $4.5 million due to the acquisition of Reverb, which is wholly offset by an indemnification asset of $3.4 million and a deferred tax asset of $1.1 million.
Critical Accounting Estimates and Policies
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
We believe that the assumptions and estimates associated with stock-based compensation; income taxes, including the evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; leases, including determining the incremental borrowing rate; and fair value of convertible senior notes are material in nature due to the subjectivity associated with them and have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. For further information on our critical accounting policies related to revenue recognition, stock-based compensation, income taxes, business combinations, goodwill, intangible assets, leases and fair value of financial instruments, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Stock-Based Compensation
Stock options and restricted stock units (“RSUs”) are awarded to employees and members of our Board of Directors and are measured at fair value at each grant date. Stock-based compensation cost for stock options is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s or director’s requisite service period on a straight-line basis. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future.
•Expected Volatility:  As we do not have a sufficient trading history for our common stock, the expected stock price volatility for our common stock is estimated by taking the average historical price volatility for Etsy and certain industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers, which we have selected, consist of several public companies in the industry similar in size, stage of life cycle, and financial leverage. We expect to begin using the volatility of our own common stock share price beginning in the second quarter of 2021, as we believe we will then have a sufficient amount of historical information.
•Expected Term:  The expected term represents the period that our stock-based awards are expected to be outstanding. We base our expected term for awards issued to employees or members of our Board of Directors on the simplified method, which represents the average period from vesting to the expiration of the stock option. We expect to begin using our historical share option exercise experience to estimate the expected term of our stock option grants beginning in the second quarter of 2021.
For these assumptions, the weighted-average used in the Black-Scholes option-pricing model in order to determine the fair value of stock options granted in the periods indicated were as follows:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	38.9% - 41.7%	39.1% - 39.5%	38.6% - 47.8%
Expected term (in years)	5.5 - 6.2	5.5 - 6.2	5.5 - 6.3
We expect to continue to grant stock options and RSUs in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
Income Taxes
We account for uncertainty in income taxes using a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement. The tax positions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. While we believe our tax positions are fully supportable, they may be challenged by various tax authorities. If actual results were to be materially different than estimated, it could result in a material impact on our consolidated financial statements in future periods.
Business Combinations, Intangible Assets, and Goodwill
Etsy acquired Reverb on August 15, 2019 in a business combination. Determining the fair value of the assets acquired and liabilities assumed required management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and discount rates. Our estimates of fair value were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results were to be materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.
The goodwill recorded represented the excess of the aggregate fair value of the consideration transferred for the business combination over the fair value of the assets acquired, net of liabilities assumed. It is subject to an annual impairment test, and if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment.
As of the annual impairment testing date in 2019, we determined that the estimated fair value of the Reverb reporting unit was not substantially in excess of its carrying value, due to the proximity of the acquisition date. Accordingly, we prepared a quantitative assessment, in which determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and the discount rate. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. If actual results were to be materially lower than estimated, it could result in a material impact on our consolidated financial statements in future periods.
As of the annual impairment testing date in 2020, we concluded that it is not more likely than not that the fair value of the Reverb reporting unit is less than its carrying amount and therefore determined that no quantitative analysis was required. If actual results were to be materially lower than estimated it could result in a material impact on our consolidated financial statements in future periods.
We did not recognize any goodwill impairment during the three years ended December 31, 2020, 2019, and 2018.
Leases
Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
Fair Value of Convertible Senior Notes
In accounting for the issuance of the Notes and the extinguishment of the 2018 Notes, discussed in “Liquidity and Capital Resources—Sources of Liquidity,” we used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, we discounted the contractual cash flows of each of the Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock, was determined by deducting the fair value of the liability component from the par value of each of the Notes. See “Note 13—Debt” in the Notes to Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements
For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Foreign Currency Exchange Risk
We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. Etsy processes seller charges in our sellers’ ledger currencies. We have asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates.
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $47.6 million or approximately 2.8% of total revenue for the year ended December 31, 2020. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $11.9 million based on balance sheet balances as of December 31, 2020. This compares to a revenue decrease of $21.0 million or approximately 2.6% of total revenue for the year ended December 31, 2019 and currency exchange loss of $11.5 million based on the same analysis performed on balance sheet balances as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Etsy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Convertible Note Transactions
As described in Notes 1 and 13 to the consolidated financial statements, in August 2020, the Company issued $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”). In accounting for the issuance of the 2020 Notes, management separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, management discounted the contractual cash flows of the 2020 Notes at an estimated interest rate for a comparable non-convertible note. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2020 Notes. Additionally, during the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 0% Convertible Senior Notes due 2023 (the “2018 Notes”) through privately negotiated transactions. This transaction was accounted for as an extinguishment of debt, and the Company recognized a non-cash loss on extinguishment of $16.9 million. This loss was calculated by comparing the carrying value of the debt component with the fair value of a similar liability that does not have an associated convertible feature immediately prior to extinguishment as well as writing off any remaining unamortized deferred debt issuance costs at the time of extinguishment. To estimate the fair value of a similar liability that does not have an associated convertible feature, management discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable non-convertible note.
The principal considerations for our determination that performing procedures relating to the convertible note transactions is a critical audit matter are (i) the significant judgment by management in determining the fair value of the liability portion of the 2018 and 2020 Notes, (ii) the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to the estimated interest rates of comparable non-convertible notes used in determining the fair value of similar notes that do not have an associated conversion feature, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s financing process, including controls over management’s selection of the estimated interest rates of comparable non-convertible notes. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent implied interest rate range for a similar liability without a convertible feature and (ii) comparing the independent range to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent range involved estimating a synthetic credit rating range for the Company as they are not currently rated and creating a range of interest rates based on debt currently held by companies within a similar industry and credit rating range.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,244,099	$443,293
Short-term investments	425,119	373,959
Accounts receivable, net	22,605	15,386
Prepaid and other current assets	56,152	38,614
Funds receivable and seller accounts	146,806	49,786
Total current assets	1,894,781	921,038
Restricted cash	5,341	5,341
Property and equipment, net	112,495	144,864
Goodwill	140,810	138,731
Intangible assets, net	187,449	199,236
Deferred tax assets	115	14,257
Long-term investments	39,094	89,343
Other assets	24,404	29,542
Total assets	$2,404,489	$1,542,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,883	$26,324
Accrued expenses	232,352	88,345
Finance lease obligations—current	8,537	8,275
Funds payable and amounts due to sellers	146,806	49,786
Deferred revenue	11,264	7,617
Other current liabilities	14,822	8,181
Total current liabilities	454,664	188,528
Finance lease obligations—net of current portion	44,979	53,611
Deferred tax liabilities	58,481	64,497
Long-term debt, net	1,062,299	785,126
Other liabilities	41,642	43,956
Total liabilities	1,662,065	1,135,718
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2020 and 2019; 125,835,931 and 118,342,772 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	126	119
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2020 and 2019)	—	—
Additional paid-in capital	883,166	642,628
Accumulated deficit	(146,819)	(227,414)
Accumulated other comprehensive income (loss)	5,951	(8,699)
Total stockholders’ equity	742,424	406,634
Total liabilities and stockholders’ equity	$2,404,489	$1,542,352

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,725,625	$818,379	$603,693
Cost of revenue	464,745	271,036	190,762
Gross profit	1,260,880	547,343	412,931
Operating expenses:
Marketing	500,756	215,570	158,013
Product development	180,080	121,878	97,249
General and administrative	156,035	121,134	82,883
Total operating expenses	836,871	458,582	338,145
Income from operations	424,009	88,761	74,786
Other expense:
Loss on extinguishment of debt	(16,855)	—	—
Interest expense	(42,025)	(24,320)	(22,178)
Interest and other income	7,102	13,199	8,957
Foreign exchange (loss) gain	(6,522)	3,006	(6,487)
Total other expense	(58,300)	(8,115)	(19,708)
Income before income taxes	365,709	80,646	55,078
(Provision) benefit for income taxes	(16,463)	15,248	22,413
Net income	$349,246	$95,894	$77,491
Net income per share attributable to common stockholders:
Basic	$2.88	$0.80	$0.64
Diluted	$2.69	$0.76	$0.61
Weighted average common shares outstanding:
Basic	121,251,588	119,665,248	120,146,076
Diluted	136,414,592	125,720,073	127,084,785

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$349,246	$95,894	$77,491
Other comprehensive income (loss):
Cumulative translation adjustment	14,468	(1,078)	(1,399)
Unrealized gains (losses) on marketable securities, net of tax expense of $73, $65, and $0, respectively	182	192	(35)
Total other comprehensive income (loss)	14,650	(886)	(1,434)
Comprehensive income	$363,896	$95,008	$76,057

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

	Shares	Amount
Balance as of December 31, 2017	121,769,238	$122	$499,441	$(96,290)	$(6,379)	$396,894
Stock-based compensation	—	—	40,483	—	—	40,483
Exercise of vested options	1,588,779	1	18,252	—	—	18,253
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	53,323	—	—	53,323
Purchase of capped call, net of taxes	—	—	(25,400)	—	—	(25,400)
Vesting of restricted stock units, net of shares withheld	860,102	1	(24,066)	—	—	(24,065)
Stock repurchase	(4,446,417)	(4)	—	(134,643)	—	(134,647)
Other comprehensive loss	—	—	—	—	(1,434)	(1,434)
Net income	—	—	—	77,491	—	77,491
Balance as of December 31, 2018	119,771,702	120	562,033	(153,442)	(7,813)	400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	45,697	—	—	45,697
Exercise of vested options	840,835	1	9,790	—	—	9,791
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,980	—	—	115,980
Purchase of capped call, net of taxes	—	—	(58,324)	—	—	(58,324)
Vesting of restricted stock units, net of shares withheld	832,642	1	(32,548)	—	—	(32,547)
Stock repurchase	(3,102,407)	(3)	—	(176,982)	—	(176,985)
Other comprehensive loss	—	—	—	—	(886)	(886)
Net income	—	—	—	95,894	—	95,894
Balance as of December 31, 2019	118,342,772	119	642,628	(227,414)	(8,699)	406,634
Stock-based compensation	—	—	66,350	—	—	66,350
Exercise of vested options	1,834,773	1	25,318	—	—	25,319
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	102,131	—	—	102,131
Purchase of capped calls, net of taxes	—	—	(56,848)	—	—	(56,848)
Settlement of convertible senior notes, net of taxes	7,271,723	7	151,304	—	—	151,311
Vesting of restricted stock units, net of shares withheld	825,200	1	(47,717)	—	—	(47,716)
Stock repurchase	(2,438,537)	(2)	—	(268,651)	—	(268,653)
Other comprehensive income	—	—	—	—	14,650	14,650
Net income	—	—	—	349,246	—	349,246
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
 The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$349,246	$95,894	$77,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	65,114	44,395	38,231
Depreciation and amortization expense	58,189	48,031	26,742
Provision for expected credit losses	15,033	10,963	4,124
Foreign exchange loss (gain)	7,349	(5,708)	5,997
Amortization of debt issuance costs	2,751	2,006	1,191
Non-cash interest expense	36,086	19,108	10,968
Interest expense (income) on marketable securities	2,729	(4,182)	(2,887)
(Gain) loss on disposal of assets	(795)	1,667	136
Deferred provision (benefit) for income taxes	2,202	(15,248)	(22,414)
Loss on extinguishment of debt	16,855	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,540)	(12,656)	17,215
Funds receivable and seller accounts	(90,141)	(23,177)	23,436
Prepaid expenses and other current assets	(16,963)	(14,156)	(4,785)
Other assets	4,816	4,045	43
Accounts payable	14,550	(953)	13,364
Accrued and other current liabilities	146,634	37,410	23,079
Funds payable and amounts due to sellers	90,141	23,177	(23,436)
Deferred revenue	3,312	191	1,331
Other liabilities	(5,612)	(3,887)	9,099
Net cash provided by operating activities	678,956	206,920	198,925
Cash flows from investing activities
Acquisition, net of cash acquired	—	(270,409)	—
Cash paid for asset acquisition and intangible assets	(880)	(1,963)	(35,494)
Purchases of property and equipment	(1,445)	(7,528)	(1,019)
Development of internal-use software	(5,665)	(7,750)	(19,537)
Purchases of marketable securities	(499,237)	(661,821)	(514,286)
Sales and maturities of marketable securities	495,848	461,098	284,943
Net cash used in investing activities	(11,379)	(488,373)	(285,393)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(47,716)	(32,547)	(24,065)
Repurchase of stock	(268,653)	(176,985)	(134,647)
Proceeds from exercise of stock options	25,319	9,791	18,253
Proceeds from issuance of convertible senior notes	650,000	650,000	345,000
Payment of debt issuance costs	(10,531)	(11,904)	(9,962)
Purchase of capped calls	(74,685)	(76,180)	(34,224)
Settlement of convertible senior notes	(137,168)	—	—
Payments on finance lease obligations	(9,211)	(10,833)	(6,057)
Payments on facility financing obligation	—	—	(10,164)
Other financing, net	(8,073)	8,265	(128)
Net cash provided by financing activities	119,282	359,607	144,006
Effect of exchange rate changes on cash	13,947	(1,846)	(5,995)
Net increase in cash, cash equivalents, and restricted cash	800,806	76,308	51,543
Cash, cash equivalents, and restricted cash at beginning of period	448,634	372,326	320,783
Cash, cash equivalents, and restricted cash at end of period	$1,249,440	$448,634	$372,326

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow disclosures:
Cash paid for interest	$3,405	$3,206	$10,002
Cash paid for income taxes	$8,535	$2,084	$966
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$2,852	$2,450	$3,463
Right-of-use assets obtained in exchange for new lease liabilities	$3,183	$849	$2,122
During the year ended December 31, 2020, the Company issued approximately 7.3 million shares of common stock in conjunction with the partial repurchase of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”). See “Note 13—Debt” in the Notes to Consolidated Financial Statements for more information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2020	2019	2018
Beginning balance:
Cash and cash equivalents	$443,293	$366,985	$315,442
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$448,634	$372,326	$320,783

Ending balance:
Cash and cash equivalents	$1,244,099	$443,293	$366,985
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$1,249,440	$448,634	$372,326

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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the evaluation of uncertain tax positions; purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, and valuation of goodwill and intangible assets; leases, including determining the incremental borrowing rate; and fair value of convertible senior notes. As of December 31, 2020, the effects of the ongoing COVID-19 pandemic on our business, results of operations, and financial condition continue to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, our estimates may change materially in future periods.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606—Revenue from Contracts with Customers (“ASC 606”), which the Company adopted on January 1, 2018 using the full retrospective method of transition.
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
Etsy Marketplace revenue:  As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com for a period of four months or, if earlier, until a sale occurs. Variable fees include the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and where applicable, an additional transaction fee of 12% or 15% related to offsite advertising, and Etsy Payments fees for processing payments, including foreign currency payments. On July 16, 2018, the Company increased the seller transaction fee from 3.5% to 5% of each completed transaction, and now applies it to the cost of shipping in addition to the cost of the item. In May 2020, Etsy started charging sellers on its marketplace platform for Offsite Ads, whereby sellers will pay Etsy an advertising fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy Payments processing fees vary between 3.0% and 4.5% of an item’s total sale price, including

Etsy, Inc.
Notes to Consolidated Financial Statements
shipping, plus a flat fee per order, depending on the country in which a seller’s bank account is located. When a foreign currency payment is processed, an additional transaction fee is applied.
The listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated. Listing fees are nonrefundable while transaction fees, Offsite Ads transaction fees, and Etsy Payments processing fees are recorded net of refunds.
Reverb Marketplace revenue: The Reverb seller transaction fee is a variable fee, which is 5% of each completed transaction, including both the cost of the item and the shipping. In August 2020, Reverb increased its seller transaction fee from 3.5% to 5%. There are no Reverb listing fees. Variable fees also include payments fees for processing payments, including foreign currency payments. Payments processing fees vary between 2.5% and 2.7% of an item’s total sale price, including shipping and any applicable sales tax, plus a flat fee per order, depending on the currency in which a listing is denominated. International transactions incur a 1% additional cross-border fee.
Etsy Services revenue: Services revenue is derived from optional services offered to Etsy sellers, which primarily include on-site advertising services (formerly Promoted Listings) and Etsy Shipping Labels. Each service below represents an individual obligation that the Company must perform when an Etsy seller chooses to use the service.
•During the second quarter of 2020, Etsy transitioned from a combined “Etsy Ads” on-site and offsite advertising offering to two separate advertising offerings: Offsite Ads, with 12% or 15% transaction fees reported in Marketplace revenue, and Etsy Ads, the new name for the Company’s on-site product (formerly Promoted Listings), with advertising fees reported in Services revenue. Revenue from Etsy Ads consists of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Etsy.com marketplace. The previous combined “Etsy Ads” offering was available from the third quarter of 2019 to the beginning of the second quarter of 2020. Under this offering, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform, where Etsy sellers could set a budget, which allowed Etsy to allocate that budget between channels, targeting optimal return on seller spend. Revenue from this unified ad platform consisted of cost-per-click fees, which were nonrefundable and were charged to a seller’s Etsy bill when the ad was clicked. This unified ad platform was replaced by the new on-site Etsy Ads product. The revenue that the Company recognized related to the unified ad platform was recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. Prior to the unified ad platform, revenue from Promoted Listings consisted of cost-per-click fees an Etsy seller paid the Company for prominent placement of her listings in search results in the Company’s marketplace. Promoted Listing fees were nonrefundable and were charged to a seller’s Etsy bill when the Promoted Listing was clicked, at which time revenue was recognized.
•Revenue from Etsy Shipping Labels consists of fees an Etsy seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. The Company recognizes Etsy Shipping Labels revenue when an Etsy seller purchases a shipping label. The Company recognizes Etsy Shipping Labels revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Etsy seller. Etsy Shipping Label revenue is recorded net of refunds.
Reverb Services revenue: Reverb has its own on-site advertising service called Bump advertising. Reverb sellers have the ability to determine their own ad rate as a percentage of their item’s final sale price. Revenue from Bump advertising is recognized at the time the item is sold. Reverb also provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. Revenue from shipping labels consists of fees a Reverb seller pays when they purchase shipping labels directly through the Reverb platform, net of the cost the shipping company charges Reverb. Reverb recognizes shipping label revenue when a Reverb seller purchases a shipping label. Reverb recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Reverb seller. Shipping label revenue is recorded net of refunds.

Etsy, Inc.
Notes to Consolidated Financial Statements
Contract balances: The Company records deferred revenues when cash payments are received or due in advance of the completion of the listing period, which represents the value of the Company’s unsatisfied performance obligations. Deferred listing revenue is recognized ratably over the remainder of the four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The amount of revenue recognized in the year ended December 31, 2020 that was included in the deferred balance at January 1, 2020 was $7.6 million.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, and credit card chargebacks to support payments revenue, and costs of refunds made to buyers that the Company is not able to collect from sellers. Cost of revenue also includes expenses associated with the operation and maintenance of the Company’s platform, including employee-related costs, hosting and bandwidth costs, and depreciation and amortization. With the shift to the combined “Etsy Ads” offering from the third quarter of 2019 to the beginning of the second quarter of 2020, amounts spent on Google Shopping, which were previously recorded on a net basis in Services revenue, were recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.
Marketing
Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Digital marketing, also referred to as performance marketing, primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, social channels, and affiliate programs, which are focused on buyer acquisition and retargeting. Marketing expenses also include employee-related expenses to support the Company’s marketing initiatives. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $442.2 million, $175.2 million, and $129.1 million in the years ended December 31, 2020, 2019, and 2018, respectively.
Product Development
Product development expenses consist primarily of employee-related expenses for engineering, product management, product design, and product research activities, net of costs capitalized to website development and internal-use software. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of our existing technology.
Stock-Based Compensation
The Company accounts for our stock-based compensation awards in accordance with ASC Topic 718—Compensation—Stock Compensation (“ASC 718”). Stock options and restricted stock units (“RSUs”) are awarded to employees and members of the Company’s Board of Directors and are measured at fair value at each grant date. The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period. The Company uses the closing price of its common stock on Nasdaq as the fair value of its common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of Etsy and certain publicly traded companies. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the grant date. The requisite service period for stock options and RSUs is generally four years from the date of grant. The Company recognizes forfeitures as they occur.

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
Income Taxes
The income tax benefit is based on income before income taxes and is accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company regularly reviews the recoverability of its deferred tax assets by considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance against deferred tax assets that are deemed not more likely than not to be realizable.
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
Diluted net income per share is computed by dividing net income adjusted on an if-converted basis for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based compensation awards and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating net income per share of common stock attributable to common stockholders when their effect is dilutive.
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
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting of certificates of deposit, commercial paper, corporate bonds, and U.S. Government and agency securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, consisting of certificates of deposit, corporate bonds, and U.S. Government and agency securities with original maturities of greater than twelve months but less than 37 months when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax expenses or benefits.
The following table provides cash and cash equivalents, and short- and long-term investments within the Consolidated Balance Sheets as of the dates indicated (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$1,244,099	$443,293
Short-term investments	425,119	373,959
Long-term investments	39,094	89,343
Total cash and cash equivalents, and short- and long-term investments	$1,708,312	$906,595
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. In connection with the Company’s noncancellable Brooklyn lease agreement, which expires in 2026, the Company established a $5.3 million collateral account, which is reflected in the restricted cash balance as of December 31, 2020 and 2019.
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
In accounting for the issuance of the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes”and together with the

Etsy, Inc.
Notes to Consolidated Financial Statements
2020 Notes and the 2019 Notes, the “Notes”), and the extinguishment of the 2018 Notes, discussed in “Note 13—Debt,” management used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of each of the Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s stock, was determined by deducting the fair value of the liability component from the par value of each of the Notes. Subsequent to their issuance, the Notes are not measured at fair value in the Consolidated Balance Sheets, but the Company estimates the fair value of the liability component of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments. See Note 8—Fair Value Measurements for more information on the fair value of the liability component of the Notes.
Accounts Receivable and Provision for Expected Credit Losses
The Company’s trade accounts receivable are recorded at amounts billed to sellers and are presented on the Consolidated Balance Sheets net of the provision for expected credit losses. The provision is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of sellers. Receivables are written off once they are deemed uncollectible. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.
Etsy payment terms: As of November 13, 2018, for Etsy sellers using Etsy Payments, all charges, including listing fees, transactions fees, Etsy Payments fees, advertising services fees, and Etsy Shipping Labels fees, are deducted from the funds credited to the seller’s shop payment account in the seller’s ledger currency prior to settlement of those funds to the seller’s bank account. Etsy sellers receive a statement electronically on the first day of each month outlining the previous month’s charges and any remaining amount due after the Company’s fees are deducted from the seller’s shop payment account. Etsy sellers who do not use Etsy Payments receive a statement electronically on the first day of each month for the previous month’s charges in U.S. dollars, including all listing fees, transactions fees, advertising services fees, and Etsy Shipping Labels fees. Payment is due by the 15th of every month.
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
Reverb payment terms: For most transactions, Reverb buyers use a credit card to pay for the service, when the order is placed. For these transactions, the Company collects the total amount due on the order, retains its fees due from the Reverb seller, and remits the net proceeds to the Reverb seller.
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of period	$5,033	$4,720	$2,687
Provision for expected credit losses	15,033	10,963	4,124
Amounts written off, net of recoveries	(10,309)	(10,650)	(2,091)
Balance as of the end of period	$9,757	$5,033	$4,720

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Property and Equipment
Property and equipment, consisting principally of capitalized website development and internal-use software, building, leasehold improvements, and computer equipment, are recorded at cost. Depreciation and amortization begin at the time the asset is placed into service and is recognized using the straight-line method in amounts sufficient to relate the cost of depreciable and amortizable assets to the Consolidated Statements of Operations over their estimated useful lives. Repairs and maintenance are charged to the Consolidated Statements of Operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss is reflected in the Consolidated Statements of Operations.
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
Business Combinations
In accordance with the guidance for business combinations, the Company determines whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. The Company accounts for business combinations using the acquisition method of accounting. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, the purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and

Etsy, Inc.
Notes to Consolidated Financial Statements
unpredictable and, as a result, actual results may differ materially from estimates. Our estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings.
Acquisition-related expenses incurred by the Company in a business combination are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. The Company performs its annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Management has determined that the Company has two operating segments, Etsy and Reverb, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance, and each operating segment is determined to be a reporting unit.
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
Intangible Assets
Finite intangible assets are amortized using the straight-line method over the estimated useful life of the asset. When events or changes in circumstances indicate the carrying amount may not be recoverable, the Company reviews the assets for impairment. The Company measures recoverability by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset groups are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.
Leases
The Company accounts for leases in accordance with ASC Topic 842—Leases (“ASC 842”), which it adopted on January 1, 2019 using the modified retrospective transition approach.
The Company’s lease arrangements generally include real estate and computer equipment assets. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. At lease commencement, the Company evaluates whether the arrangement is a finance or operating lease, and accounts for it accordingly. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment, net, finance lease obligations, current, and finance lease obligations, net of current portion on the Company’s Consolidated Balance Sheets.
Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations in the financial statement line items cited above. The Company has elected not to recognize leases with terms of one year or less on the consolidated balance sheet. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease

Etsy, Inc.
Notes to Consolidated Financial Statements
payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less non-cash interest expense through accretion. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. This ASU eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the if-converted method in computing diluted net income per share, which is typically more dilutive than the net share settlement (treasury stock-type). The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition.
The Company will early adopt this ASU on a modified retrospective basis in the first quarter of 2021, effective as of January 1, 2021. The Company is expecting that this ASU will have a material effect on the Company’s consolidated financial statements. Although the Company continues to evaluate the effect of the ASU on the Company’s consolidated financial statements, upon adoption the most significant effects would relate to the Notes, including derecognition of the unamortized debt discount, which is recorded as a direct deduction from the Notes, resulting in an increase in long-term debt, net of approximately $264 million; derecognition of the equity component, which represents the value of the conversion option on the issuance date of the Notes outstanding, resulting in a reduction in additional paid-in capital of approximately $229 million, net of taxes; derecognition of deferred tax liabilities of approximately $63 million; reversal of the cumulative debt discount recognized as interest expense in the Company’s Consolidated Statements of Operations since the date of issuance of each of the Notes to the period ending December 31, 2020, resulting in a decrease of accumulated deficit of approximately $28 million, net of taxes; and reduction in the Company’s interest expense after the adoption of the ASU as there would not be any further amortization of the debt discount due to its derecognition. The Company does not expect any impact to the Company’s liquidity or cash flows.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2020, the Company’s assessment of the provision for expected credit losses considered market disruptions caused by COVID-19 and estimates of expected and emerging credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a significant impact on the Company’s provision for credit losses in future periods.
Accounts Receivable: For more information on the Company’s accounting policy on accounts receivable see “Accounts Receivable and Provision for Expected Credit Losses” above.
Available-For-Sale Debt Securities: The Company’s investment portfolio at any point in time contains investments in U.S. Government and agency securities, corporate bonds, commercial paper, certificates of deposit, cash deposits, and money market funds. The Company’s investment policy is to invest in high quality, investment grade securities from diverse issuers with credit ratings higher than BBB. In accordance with its investment policy, the Company’s investments have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. Government and agency securities. The potential of credit losses for the remainder of the portfolio of available-for-sale debt securities is mitigated by the high quality nature of the investments. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. The Company evaluates fair values for each individual security in the investment portfolio. See “Note 9—Marketable Securities” for additional information on the Company’s marketable securities. As of December 31, 2020, the Company did not recognize any year-to-date credit loss related to available-for-sale debt securities.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Marketplace revenue	$1,303,126	$593,646	$444,765
Services revenue	422,499	224,733	158,928
Revenue	$1,725,625	$818,379	$603,693
See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” for additional information on revenue recognition. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Accounts Receivable and Provision for Expected Credit Losses” for additional information on the Company’s payment terms.
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$206,481	$14,544	$36,157
International	159,228	66,102	18,921
Income before income taxes	$365,709	$80,646	$55,078
The income tax provision (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$4,854	$(3,967)	$709
U.S. State	3,953	1,053	(578)
International	5,455	352	600
Total current	14,262	(2,562)	731
Deferred:
U.S. Federal	(7,684)	(19,734)	(3,343)
U.S. State	(4,543)	(1,564)	3,496
International	14,428	8,612	(23,297)
Total deferred	2,201	(12,686)	(23,144)
Total income tax provision (benefit)	$16,463	$(15,248)	$(22,413)
For the years ended December 31, 2020, 2019 and 2018, the Company recorded an income tax provision (benefit) of $16.5 million, $(15.2) million, and $(22.4) million or an effective tax rate of 4.5%, (18.9)%, and (40.7)%, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax provision (benefit) at the U.S. federal statutory income tax rate to the Company’s total income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax provision at the federal statutory rate	$76,799	$16,936	$11,566
State and local income taxes net of federal benefit	7,693	973	3,839
Foreign income tax rate differential	(13,193)	(5,454)	(298)
Stock-based compensation	(45,391)	(16,281)	(11,717)
Research and development credit	(15,156)	(9,864)	(4,115)
U.S. tax reform (1)	3,923	(4,197)	3,897
Non-deductible expenses	1,719	1,784	(329)
Change in valuation allowance (2)	—	—	(28,733)
Return to provision adjustment	(107)	500	3,293
Other	176	355	184
Total income tax provision (benefit)	$16,463	$(15,248)	$(22,413)
(1) On December 22, 2017, the U.S. government enacted the TCJA, as described above, which includes significant changes to the taxation of business entities. These changes include, among others, (a) a permanent reduction to the corporate income tax rate, (b) Global Intangible Low-Taxed Income (“GILTI”), a new tax on worldwide income, and (c) Foreign Derived Intangible Income (“FDII”) a deduction provided with respect to certain foreign earned income. Effective January 1, 2018, the Company became subject to several provisions of the TCJA including computations under GILTI and FDII.
For all years presented, the Company has accounted for the impact of the new TCJA provisions, as well as any adjustments with respect to the re-measurement of its deferred taxes if applicable, as part of its income tax benefit using the currently available regulations and technical guidance on the interpretations of the TCJA. The Company has elected to account for GILTI as a period cost. The Company is not currently subject to the Base Erosion and Anti-Abuse Tax (“BEAT”) or Section 163(j) Interest Limitation. The Company will continue to monitor the forthcoming regulations and additional guidance of the GILTI, FDII, and BEAT provisions under the TCJA, which are complex and subject to continuing regulatory interpretation by the Internal Revenue Service (“IRS”).
(2) For the year ended December 31, 2018, the Company released the valuation allowance recorded against deferred tax assets in certain foreign jurisdictions as it had achieved three years of cumulative pre-tax income.

Etsy, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$3,087	$19,599
Research and development credit carryforwards	10,925	13,133
Lease liability	17,259	18,666
Stock-based compensation expense	9,616	7,642
Excess tax basis in intangible assets	1,223	3,572
Accrued bonus	8,592	4,065
Other deferred tax assets	4,645	3,944
Total deferred tax assets	55,347	70,621
Less: valuation allowance	1,398	883
Total net deferred tax asset	53,949	69,738

Deferred tax liabilities:
Excess book basis in intangible assets	(37,155)	(39,500)
Restructuring liability	(23,985)	(29,635)
Convertible debt	(30,632)	(22,839)
Right-of-use asset	(16,092)	(17,596)
Depreciation	(4,210)	(10,328)
Other deferred tax liabilities	(241)	(80)
Total deferred tax liabilities	(112,315)	(119,978)
Net deferred tax liabilities	$(58,366)	$(50,240)
The Company has not recorded deferred income taxes and withholding taxes with respect to undistributed earnings from its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2020, as well as the related deferred income tax, if any, is not material.

Etsy, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2020, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in future years:

	December 31, 2020	Expiration Period
U.S. Federal net operating loss carryforwards	$6,103	2039-Unlimited
U.S. Federal credit carryforwards	8,264	2036-2040
U.S. State net operating loss carryforwards	22,717	2027-2040
U.S. State credit carryforwards	3,494	2021-2040
Non-U.S. net operating loss carryforwards	376	Unlimited
Utilization of the net operating losses (“NOLs”) is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on our ability to use them. The Company’s U.S. federal NOLs were acquired as part of the acquisition of Reverb and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that the Company can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate. The NOL deferred tax asset balance additionally includes losses in certain foreign jurisdictions that are currently subject to a valuation allowance.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence at each reporting date. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance.
For the year ended December 31, 2018, the Company achieved three years of cumulative pre-tax income in certain of its foreign jurisdictions, and management determined that sufficient positive evidence existed as of December 31, 2018 to conclude that it was more likely than not that deferred tax assets of $23.4 million will be utilized in those jurisdictions.
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of period	$883	$1,673	$32,455
Additions charged to expense	506	504	—
Deletions credited to expense	(101)	(4)	(28,733)
Currency translation and other balance sheet activity	110	(1,290)	(2,049)
Balance as of the end of period	$1,398	$883	$1,673

Etsy, Inc.
Notes to Consolidated Financial Statements
Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2020	2019	2018
Balance as of the beginning of period	$19,933	$18,819	$17,013
Additions based on tax positions related to the current year	2,507	1,847	921
Additions for tax positions of prior years	1,576	3,620	946
Reductions for tax provisions of prior years	(278)	(2,423)	(61)
Lapse of statute of limitation	—	(184)	—
Additions recorded through goodwill as part of business combination	—	1,334	—
Settlements	—	(3,080)	—
Balance as of the end of period	$23,738	$19,933	$18,819
The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of December 31, 2020, 2019, and 2018 are $23.7 million, $19.9 million, and $18.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $23.7 million at December 31, 2020.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2020, tax year 2014 and later remain open to examination. The Company is under examination, or may be subject to examination, by the IRS for calendar year 2014 and thereafter. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
For the 2020 Notes, the Company used the treasury stock method for the year ended December 31, 2020 when calculating earnings per share, since the Company expects to settle the outstanding principal in cash. For the 2019 Notes, the Company used the if-converted method for the year ended December 31, 2020 and used the treasury stock method for the year ended December 31, 2019 when calculating earnings per share. For the 2018 Notes, the Company used the if-converted method for the years ended December 31, 2020 and 2019 and used the treasury stock method for the year ended December 31, 2018 when calculating earnings per share.
The 2020 Notes were anti-dilutive for the year ended December 31, 2020. The 2019 Notes were dilutive for the year ended December 31, 2020. During the year ended December 31, 2020, the dilutive effect of the 2018 Notes was determined using the remaining principal of $43.9 million, while the $301.1 million principal associated with the partial repurchase in the third quarter of 2020 was anti-dilutive. See “Note 13—Debt” for more information.
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$349,246	$95,894	$77,491
Net income allocated to participating securities under the two-class method	—	—	(37)
Net income attributable to common stockholders—basic	349,246	95,894	77,454
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	17,880	—	—
Dilutive effect of net income allocated to participating securities under the two-class method	—	—	37
Net income attributable to common stockholders—diluted	$367,126	$95,894	$77,491

Denominator:
Weighted average common shares outstanding—basic (1)	121,251,588	119,665,248	120,146,076
Dilutive effect of assumed conversion of options to purchase common stock	4,492,550	4,516,413	4,238,622
Dilutive effect of assumed conversion of restricted stock units	2,046,981	1,521,719	1,721,658
Dilutive effect of assumed conversion of convertible senior notes	8,623,473	—	900,580
Diluted effective of assumed conversion of restricted stock from acquisition	—	16,693	77,849
Weighted average common shares outstanding—diluted	136,414,592	125,720,073	127,084,785

Net income per share attributable to common stockholders—basic	$2.88	$0.80	$0.64
Net income per share attributable to common stockholders—diluted	$2.69	$0.76	$0.61
(1)57,482 shares of unvested stock are considered participating securities and are excluded from basic shares outstanding for the year ended December 31, 2018.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Stock options	3,711	317,401	475,238
Restricted stock units	71	706,234	136,998
Convertible senior notes	8,625,771	9,511,993	—
Total anti-dilutive securities	8,629,553	10,535,628	612,236

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
Revenue and net loss of Reverb from August 15, 2019 (the date of acquisition) through December 31, 2019 were $19.1 million and $9.9 million, respectively. Acquisition-related expenses are expensed as incurred and were recorded in general and administrative expenses. They were $1.8 million for the year ended December 31, 2020, and they primarily related to non-recurring employee-related costs associated with the acquisition. Acquisition-related expenses were $3.9 million for the year ended December 31, 2019, and they primarily related to advisory, legal, valuation and other professional fees.

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
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Balance as of the beginning of the period	$138,731	$37,482
Business combination	—	101,703
Foreign currency translation adjustments	2,079	(454)
Balance as of the end of the period	$140,810	$138,731
The Company completed a qualitative analysis for the Etsy and Reverb reporting units during the fourth quarter of 2020. Based on the qualitative analyses performed, we determined that it was not more likely than not that goodwill was impaired and therefore determined that a quantitative analysis was not required. The Company did not recognize any goodwill impairments during the years ended December 31, 2020, 2019, and 2018.
At December 31, 2020 and 2019, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Customer relationships	$93,500	$(8,571)	$84,929	$93,500	$(2,338)	$91,162
Trademark	79,400	(7,278)	72,122	79,400	(1,985)	77,415
Referral agreement	39,042	(9,784)	29,258	35,715	(5,361)	30,354
Technology	—	—	—	7,200	(7,200)	—
Patent licenses	1,212	(72)	1,140	332	(27)	305
Intangible assets, net	$213,154	$(25,705)	$187,449	$216,147	$(16,911)	$199,236
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
Amortization expense of intangible assets for the years ended December 31, 2020, 2019, and 2018 was $15.2 million, $9.6 million, and $4.3 million, respectively.
The Company did not recognize any intangible asset impairment losses in the years ended December 31, 2020, 2019, and 2018.
Based on amounts recorded at December 31, 2020, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2021	$15,593
2022	15,593
2023	15,593
2024	15,593
2025	15,593
Thereafter	109,484
Total amortization expense	$187,449
Note 7—Segment and Geographic Information
The Company has determined it has two operating segments, Etsy and Reverb, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$1,150,725	$550,257	$422,523
United Kingdom	195,827	72,471	51,385
Other international	379,073	195,651	129,785
Revenue	$1,725,625	$818,379	$603,693
With the exception of the United Kingdom, no individual international country’s revenue exceeded 10% of total revenue. All significant tangible long-lived assets are located in the United States.

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.
The following are the major categories of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Certificate of deposit	$—	$6,000	$—	$6,000
Commercial paper	—	10,498	—	10,498
Money market funds	881,465	—	—	881,465
	881,465	16,498	—	897,963
Short-term investments:
Certificate of deposit	—	6,751	—	6,751
Commercial paper	—	4,000	—	4,000
Corporate bonds	—	38,279	—	38,279
U.S. Government and agency securities	376,089	—	—	376,089
	376,089	49,030	—	425,119
Funds receivable and seller accounts:
Money market funds	39,178	—	—	39,178
	39,178	—	—	39,178
Long-term investments:
Corporate bonds	—	4,457	—	4,457
U.S. Government and agency securities	34,637	—	—	34,637
	34,637	4,457	—	39,094
	$1,331,369	$69,985	$—	$1,401,354

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset
Cash equivalents:
Certificate of deposit	$—	$2,959	$—	$2,959
Commercial paper	—	5,794	—	5,794
Money market funds	228,859	—	—	228,859
	228,859	8,753	—	237,612
Short-term investments:
Certificate of deposit	—	26,132	—	26,132
Commercial paper	—	29,320	—	29,320
Corporate bonds	—	114,202	—	114,202
U.S. Government and agency securities	204,305	—	—	204,305
	204,305	169,654	—	373,959
Funds receivable and seller accounts:
Money market funds	18,168	—	—	18,168
	18,168	—	—	18,168
Long-term investments:
Certificate of deposit	—	4,729	—	4,729
Corporate bonds	—	38,563	—	38,563
U.S. Government and agency securities	46,051	—	—	46,051
	46,051	43,292	—	89,343
	$497,383	$221,699	$—	$719,082
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
The Company did not have any Level 3 instruments as of December 31, 2020 and December 31, 2019.
The Company evaluates fair value for each individual security in the investment portfolio.
See “Note 9—Marketable Securities” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes, see “Note 13—Debt.” The Company estimates the fair value of the liability component of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments, classified as Level 2 as described above. The following table presents the estimated fair value and the carrying value of the liability component of the Notes as of the dates indicated (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2020 Notes	$511,733	$536,126	$—	$—
2019 Notes	514,035	566,399	493,409	522,243
2018 Notes (1)	39,166	42,157	291,717	310,322
	$1,064,934	$1,144,682	$785,126	$832,565
(1)The decrease in fair value of the 2018 Notes is substantially due to the partial repurchase of the 2018 Notes in August 2020 (see “Note 13—Debt”).
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Marketable Securities
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The cost and fair value of available-for-sale securities were as follows as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value
December 31, 2020
Cash equivalents:
Certificate of deposit	$6,000	$—	$—	$6,000
Commercial paper	10,498	—	—	10,498
	16,498	—	—	16,498
Short-term investments:
Certificate of deposit	6,746	—	5	6,751
Commercial paper	3,996	—	4	4,000
Corporate bonds	38,172	—	107	38,279
U.S. Government and agency securities	375,814	(3)	278	376,089
	424,728	(3)	394	425,119
Long-term investments:
Corporate bonds	4,460	(7)	4	4,457
U.S. Government and agency securities	34,557	—	80	34,637
	39,017	(7)	84	39,094
	$480,243	$(10)	$478	$480,711
December 31, 2019
Cash equivalents:
Certificate of deposit	$2,958	$—	$1	$2,959
Commercial paper	5,794	—	—	5,794
	8,752	—	1	8,753
Short-term investments:
Certificate of deposit	26,129	(3)	6	26,132
Commercial paper	29,319	(1)	2	29,320
Corporate bonds	114,068	(22)	156	114,202
U.S. Government and agency securities	204,246	(8)	67	204,305
	373,762	(34)	231	373,959
Long-term investments:
Certificate of deposit	4,727	—	2	4,729
Corporate bonds	38,582	(35)	16	38,563
U.S. Government and agency securities	46,017	(2)	36	46,051
	89,326	(37)	54	89,343
	$471,840	$(71)	$286	$472,055
All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of December 31, 2020. See “Note 8—Fair Value Measurements” for additional information on the Company’s marketable securities measured at fair value.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2020	2019
Computer equipment	3 years	$32,686	$35,190
Furniture and equipment	2 - 4 years	7,468	7,999
Leasehold improvements	Shorter of life of asset or lease term	50,765	48,688
Construction in progress	Not applicable	633	206
Building	10 years	66,650	66,650
Website development and internal-use software	3 - 5 years	113,064	106,215
		271,266	264,948

Less: Accumulated depreciation and amortization		158,771	120,084
		$112,495	$144,864
Depreciation and amortization expense on property and equipment was $43.0 million, $38.4 million, and $22.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded amortization expense relating to capitalized website development and internal-use software of $22.6 million, $18.7 million, and $9.5 million, respectively.
On August 15, 2019, the Company acquired Reverb in a business combination, including the developed technology which was recognized at fair value for $30.3 million. As of December 31, 2020 and December 31, 2019, the accumulated amortization of the acquired developed technology classified in property and equipment, net was $13.9 million and $3.8 million, respectively. The developed technology is amortized on a straight-line basis over a period of 3 years. Amortization expense from the developed technology of Reverb was $10.1 million and $3.8 million for the years ended December 31, 2020 and December 31, 2019, respectively, and was recorded in cost of revenue.
Note 11—Leases
For the years ended December 31, 2020 and 2019, the elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$5,847	$5,405
Finance lease cost:
Amortization of right-of-use assets	10,190	13,124
Interest on lease liabilities	2,576	3,205
Total finance lease cost	12,766	16,329
Other lease cost, net (1)	1,322	1,149
Total lease cost	$19,935	$22,883
(1)Other lease cost, net includes short-term sublease income, short-term lease costs, and variable lease costs.
Total rent expense on operating leases for the year ended December 31, 2018 was $3.8 million. Total depreciation and interest expense on capital leases for the year ended December 31, 2018, was $5.9 million and $1.0 million, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

	As of December 31,
	2020	2019
Operating leases:
Other assets	$19,563	$24,362
Other current liabilities	$4,516	$4,134
Other liabilities	17,202	22,322
Total operating lease liabilities	$21,718	$26,456

Finance leases:
Property and equipment, net	$50,261	$59,696
Finance lease obligations—current	$8,537	$8,275
Finance lease obligations—net of current portion	44,979	53,611
Total finance lease liabilities	$53,516	$61,886
The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	4.85 years	5.94 years
Finance leases	5.47 years	6.37 years
Weighted average discount rate:
Operating leases	4.26%	4.26%
Finance leases	4.26%	4.31%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(5,519)	$(4,889)
Operating cash flows used in finance leases	(2,551)	(3,181)
Finance cash flows used in finance leases	(9,211)	(10,833)
Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$5,343	$10,661
2022	5,323	10,975
2023	4,427	10,739
2024	3,687	10,678
2025	3,321	10,757
Thereafter	1,945	6,280
Total future minimum lease payments	24,046	60,090
Less imputed interest	2,328	6,574
Total	$21,718	$53,516

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2020	2019
Pass-through marketplace tax collection obligation	$109,662	$39,250
Vendor accruals	73,437	25,760
Employee compensation-related liabilities	43,879	23,335
Other	5,374	—
Total accrued expenses	$232,352	$88,345
Note 13—Debt
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

Etsy, Inc.
Notes to Consolidated Financial Statements
the effective interest method over the term of the 2020 Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of December 31, 2020, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
During any calendar quarter preceding May 1, 2027 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2020 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2020 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2020, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the first quarter of 2021. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of December 31, 2020.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2020, holders of the 2019 Notes are eligible to convert their 2019 Notes during the first quarter of 2021. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of December 31, 2020.
The 2019 Notes are general unsecured obligations of the Company. The 2019 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2019 Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 2018 Notes and 2020 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
2018 Convertible Debt
In March 2018, the Company issued $345.0 million aggregate principal amount of the 2018 Notes, in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2018 Notes were $335.0 million after deducting the initial purchasers’ discount and offering expenses.

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
In accounting for the issuance of the 2018 Notes, the Company separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s own stock, was determined by deducting the fair value of the liability component from the par value of the 2018 Notes. The difference between the principal amount of the 2018 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the 2018 Notes issuance was approximately $72.8 million and was included in additional paid-in capital in the Consolidated Balance Sheets. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the 2018 Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
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
During the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, the Company repurchased 1.3 million shares of Etsy’s common stock for $166.2 million, in order to effectively complete the partial repurchase of 2018 Notes principal value in cash, and the conversion premium in

Etsy, Inc.
Notes to Consolidated Financial Statements
shares. The equity component associated with the conversion premium on the 2018 Notes was a net increase to additional paid-in capital of $143.2 million and is included in the Consolidated Balance Sheets. As of December 31, 2020, $43.9 million aggregate principal of the 2018 Notes remained outstanding, of which the equity component is approximately $9.3 million, which is included in the additional paid-in capital in the Consolidated Balance Sheets, and is not remeasured as long as it continues to meet the conditions for equity classification.
This transaction was accounted for as an extinguishment of debt, and the Company recognized a non-cash loss on extinguishment of $16.9 million. This loss was calculated by comparing the carrying value of the debt component with the fair value of a similar liability that does not have an associated convertible feature immediately prior to extinguishment as well as writing off any remaining unamortized deferred debt issuance costs at the time of extinguishment. To estimate the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable nonconvertible note.
Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company also agreed with its counterparties to the 2018 Capped Call Transactions that they would remain outstanding with a maturity of March 2023. This was mutually agreed to between Etsy and its counterparties and there was no exchange of any consideration for such agreement.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2020, holders of the 2018 Notes are eligible to convert their 2018 Notes during the first quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of December 31, 2020, the Company had received 2,635 conversion notices and had provided settlement notices indicating that the $1,000 principal amount associated with each would be settled in cash and the premium would be settled in shares. As a result, $2.6 million of principal associated with the 2018 Notes, representative of the portion of the notes to be settled in cash, have been reclassified from long-term debt as of December 31, 2020, and are included within Other current liabilities on the Consolidated Balance Sheets. The company cannot be required to settle the remaining 2018 Notes in cash and, therefore, the remaining $36.6 million of 2018 Notes outstanding are classified as long-term debt as of December 31, 2020.
The 2018 Notes are general unsecured obligations of the Company. The 2018 Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment with all of our liabilities that are not so subordinated, including our 2019 Notes and 2020 Notes; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2020
	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$650,000	$650,000	$43,915	$1,343,915
Unamortized debt discount	130,308	129,224	4,286	263,818
Unamortized debt issuance costs	7,959	6,741	463	15,163
Net carrying value	$511,733	$514,035	$39,166	$1,064,934

	As of December 31, 2019
	2019 Notes	2018 Notes	Total
Principal	$650,000	$345,000	$995,000
Unamortized debt discount	148,822	48,091	196,913
Unamortized debt issuance costs	7,769	5,192	12,961
Net carrying value	$493,409	$291,717	$785,126
The effective interest rate for the 2020 Notes, 2019 Notes, and 2018 Notes at the date of issuance was 3.50%, 4.00%, and 4.75%, respectively. Interest expense, including amortization of debt issuance costs, related to the Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
2020 Notes	$6,741	$—	$—
2019 Notes	21,441	5,631	—
2018 Notes	10,987	15,231	12,152
	$39,169	$20,862	$12,152
As of December 31, 2020, the if-converted value of the Notes was (lower than) or exceeded its principal amount by the following (in thousands):

As of December 31, 2020
2020 Notes	$(71,712)
2019 Notes	668,776
2018 Notes	171,480
The estimated fair value of the liability component of the Notes was determined through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments, classified as Level 2. See “Note 8—Fair Value Measurements ” for more information regarding the fair value of the Notes.
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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.9 million and $1.1 million as of December 31, 2020 and December 31, 2019, respectively. Interest expense related to debt issuance costs on the 2019 Credit Agreement for the periods presented below was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
2019 Credit Agreement	$279	$252	$—
At December 31, 2020 and December 31, 2019, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 14—Commitments and Contingencies
Purchase Obligations
The Company has $44.9 million of non-cancelable contractual commitments as of December 31, 2020, primarily related to cloud computing, as well as other support services. These commitments are primarily due within two years. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2020 (in thousands):

Purchase Obligations
Periods ending
2021	$7,551
2022	36,330
2023	1,053
Thereafter	—
Total purchase obligations	$44,934
Non-Income Tax Contingencies
The Company had reserves of $8.0 million and $7.2 million at December 31, 2020 and 2019, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The reserves as of December 31, 2020 and 2019 includes $4.5 million and $4.8 million, respectively, due to the acquisition of Reverb, which is wholly offset by an indemnification asset of $3.4 million and $3.7 million and a deferred tax asset of $1.1 million and $1.1 million, respectively. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 15—Stockholders’ Equity
At December 31, 2020 and 2019, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2020 and 2019 there were 25,000,000 shares of preferred stock authorized.
Common Stock
At December 31, 2020 and 2019 there were 125,835,931 and 118,342,772 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the Board of Directors. No dividends have been declared through December 31, 2020. The common stock has a $0.001 par value.
Convertible Preferred Stock
Upon the closing of the IPO on April 21, 2015, all outstanding shares of convertible preferred stock were converted into 53,448,243 shares of common stock. As of December 31, 2020, 2019, and 2018, there was no convertible preferred stock outstanding.
Share Repurchases
In December 2020, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $250 million of its common stock. No stock repurchases were made under this program in 2020. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors.
In August 2020, the Board of Directors approved a stock repurchase of $166.2 million, or 1.3 million shares of the Company’s common stock, concurrently with the repurchase of $301.1 million aggregate principal amount of the outstanding 2018 Notes, see “Note 13—Debt.” This repurchase was separate from the stock repurchase plan approved by the Board of Directors in November 2018.
In September 2019, the Board of Directors approved a concurrent stock repurchase with the pricing of the 2019 Notes, pursuant to which the Company repurchased $124.5 million, or 2.1 million shares of its common stock. This authorization was only applicable concurrent with the issuance of the 2019 Notes and, therefore, there were no further purchases authorized under this approval.
In November 2018, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $200 million of its common stock. The program was completed in the fourth quarter of 2020.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s cumulative share repurchase activity of the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, excluding the 1.3 million shares repurchased in August 2020 and the 2.1 million shares repurchased in September 2019 (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of December 31, 2017	586,231	$17.57	$10,301	$89,699
Repurchases of common stock for the three months ended:
March 31, 2018	2,807,393	24.43	68,586	(68,586)
June 30, 2018	722,941	29.15	21,113	(21,113)
September 30, 2018	—	—	—	—
New Authorization on November 1, 2018 of $200 million	—	—	—	200,000
Repurchases of common stock for the three months ended:
December 31, 2018	916,083	49.11	45,000	(45,000)
Balance as of December 31, 2018	5,032,648	28.80	145,000	155,000
Repurchases of common stock for the three months ended:
March 31, 2019	532,412	51.64	27,500	(27,500)
June 30, 2019	—	—	—	—
September 30, 2019	50,721	55.16	2,798	(2,798)
December 31, 2019	425,078	52.21	22,202	(22,202)
Balance as of December 31, 2019	6,040,859	32.68	197,500	102,500
Repurchases of common stock for the three months ended:
March 31, 2020	543,106	46.02	25,000	(25,000)
June 30, 2020	—	—	—	—
September 30, 2020	—	—	—	—
December 31, 2020	618,841	125.22	77,500	(77,500)
New Authorization on December 15, 2020 of $250 million	—	—	—	250,000
Balance as of December 31, 2020	7,202,806	$41.64	$300,000	$250,000
(1)Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
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
The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance cash awards to employees, directors, and consultants. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. The Board of Directors approved an increase of 6,291,797, 5,917,139, and 2,395,434 shares available for issuance under the 2015 Plan as of January 4, 2021, January 2, 2020, and January 2, 2019, respectively. Any awards issued under the 2015 Plan that are forfeited

Etsy, Inc.
Notes to Consolidated Financial Statements
by the participant will become available for future grant under the 2015 Plan. At December 31, 2020, 37,748,947 shares were authorized under the 2015 Plan and 24,820,928 shares were available for future grant.
In the year ended December 31, 2020, the Company granted nonqualified stock options and RSUs to eligible participants. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date. In general, options granted to newly-hired employees prior to July 2018 vest 25% after the first year of service and ratably each month over the remaining 36-month period. In general, RSUs granted to newly-hired employees prior to July 2018 vest 25% after the first year following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant, and then vest ratably each quarter over the remaining 12-quarter period. In general, for current employees who received an additional grant prior to March 2018, options vest ratably each month over a 48-month period. In general, for current employees who received an additional grant prior to March 2018, RSUs vest ratably each quarter over a 16-quarter period following the vesting commencement date, which is the first day of the fiscal quarter closest to the date of grant. The Company recognizes forfeitures as they occur.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the inputs below. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant for time periods that approximate the expected life of the option awards. Expected volatilities are based on implied volatilities from Etsy and market comparisons of certain publicly traded companies. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq (rounded to the nearest hundredth) for the 30 trading days immediately prior to and including the date of grant. The requisite service period for stock options and RSUs is generally four years from the date of grant.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Volatility	38.9% - 41.7%	39.1% - 39.5%	38.6% - 47.8%
Risk-free interest rate	0.3% - 1.7%	1.6% - 2.5%	2.6% - 2.9%
Expected term (in years)	5.5 - 6.2	5.5 - 6.2	5.5 - 6.3
Dividend rate	—%	—%	—%

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s options (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,947,939	$11.02	7.93	$74,996
Granted	797,201	29.87
Exercised	(1,588,779)	11.49
Forfeited/Canceled	(265,367)	15.68
Outstanding at December 31, 2018	6,890,994	12.91	7.94	239,177
Granted	462,563	64.29
Exercised	(840,835)	11.64
Forfeited/Canceled	(217,803)	30.11
Outstanding at December 31, 2019	6,294,919	16.26	7.24	185,900
Granted	654,296	46.38
Exercised	(1,834,773)	13.80
Forfeited/Canceled	(14,490)	32.15
Outstanding at December 31, 2020	5,099,952	20.97	6.81	800,453
Total exercisable at December 31, 2020	3,548,994	14.21	6.32	580,969
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value of options granted	$18.18	$26.75	$13.33
Intrinsic value of options exercised	151,785	42,758	34,268
Fair value of awards vested	60,622	41,997	32,717
The total unrecognized compensation expense for the Company’s options at December 31, 2020 was $20.1 million, which will be recognized over a weighted-average period of 2.44 years.
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2017	3,074,247	$11.98
Granted	2,448,169	28.22
Vested	(1,496,906)	13.80
Forfeited/Canceled	(545,142)	18.47
Unvested at December 31, 2018	3,480,368	22.87
Granted	1,464,785	61.92
Vested	(1,392,295)	22.67
Forfeited/Canceled	(592,445)	31.25
Unvested at December 31, 2019	2,960,413	40.61
Granted	1,712,587	54.19
Vested	(1,369,271)	35.36
Forfeited/Canceled	(217,742)	43.27
Unvested at December 31, 2020	3,085,987	50.28
The total unrecognized compensation for RSUs at December 31, 2020 was $137.3 million, which will be recognized over a weighted-average period of 2.85 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$7,731	$5,787	$3,357
Marketing	5,184	3,774	2,507
Product development	33,030	21,085	21,234
General and administrative	19,169	13,749	11,133
Total stock-based compensation expense	$65,114	$44,395	$38,231
During the year ended December 31, 2018, the Company incurred non-cash stock-based compensation expense of $7.0 million resulting from the modification of stock options and RSUs to accelerate vesting of certain stock-based compensation in connection with the departure of two employees.
On January 15, 2021, the Board of Directors approved an extension of the employment agreement between Etsy and Josh Silverman, Etsy’s President and Chief Executive Officer. The employment agreement provides for the grant of a special performance based equity award on or around March 15, 2021, which will be in the form of performance share units with a target value of $25 million. Vesting of the award will be based on achievement of certain performance goals and continued service, and will occur based on service through April 1, 2024 and April 1, 2025, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
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
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and accompanying notes.
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, dated as of July 21, 2019	8-K	001-36911	2.01	7/22/2019
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	001-36911	4.1	3/14/2018
4.2	Form of Global Note, representing Etsy Inc.’s 0% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	3/14/2018
4.3	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.4	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-36911	4.2	9/23/2019
4.5	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.6	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36911	4.1	8/24/2020
4.7	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.6).	8-K	001-36911	4.2	8/24/2020
4.8	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.9	Description of Securities	10-K	001-36911	4.6	2/27/2020
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.6*	Letter Agreement between Etsy, Inc. and Josh Silverman, dated May 2, 2017	10-Q	001-36911	10.1	8/7/2017
10.6.1*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/15/2021
10.7*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.7.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8*	Employment offer letter between Etsy, Inc. and Michael Fisher, dated July 27, 2017	10-K	001-36911	10.11	3/1/2018
10.9*	Employment offer letter between Etsy, Inc. and Jill Simeone, dated January 6, 2017	10-K	001-36911	10.12	3/1/2018
10.10*	Letter Agreement between Etsy, Inc. and Raina Moskowitz dated March 5, 2018	10-Q	001-36911	10.1	5/7/2020
10.11*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.12*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.12.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.13*	Amended and Restated Compensation Program for Non-Employee Directors, effective January 1, 2018	10-K	001-36911	10.19.3	3/1/2018
10.13.1*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 18, 2020	10-K	001-36911	10.12.1	2/27/2020
10.14	Credit Agreement, dated as of February 25, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto.	10-Q	001-36911	10.1	5/9/2019
10.14.1	Waiver to Credit Agreement, dated as of September 18, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	10/31/2019
10.14.2	Waiver to Credit Agreement dated as of August 18, 2020, between Etsy, Inc., Citibank, N.A. and the other parties thereto.	10-Q	001-36911	10.1	10/29/2020
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, formatted in inline XBRL.**
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

ETSY, INC.
Date: February 25, 2021	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)
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

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2021
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
/s/ Fred Wilson Fred Wilson	Chair	February 25, 2021
/s/ Gary Briggs Gary Briggs	Director	February 25, 2021
/s/ M. Michele Burns M. Michele Burns	Director	February 25, 2021
/s/ Edith Cooper Edith Cooper	Director	February 25, 2021
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 25, 2021
/s/ Melissa Reiff Melissa Reiff	Director	February 25, 2021
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 25, 2021