Form 10-Q
period 2021-03-31
ETSY INC
filed 2021-05-06
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of April 30, 2021 was 127,102,598.

Part I - Financial Information
5	Item 1.	Consolidated Financial Statements (Unaudited)
11		Notes to Consolidated Financial Statements
22	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
38	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
38	Item 4.	Controls and Procedures

Part II - Other Information
39	Item 1.	Legal Proceedings
39	Item 1A.	Risk Factors
66	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
66	Item 3.	Defaults Upon Senior Securities
66	Item 4.	Mine Safety Disclosures
66	Item 5.	Other Information
67	Item 6.	Exhibits
68		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our opportunity; the impact of our “Right to Win” strategy and levers for growth, marketing, and product initiatives and investments on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the impact of our Offsite Ads offering on our future financial performance; our plans for acquisitions and strategic investments and their impact on our growth and results of operations; our intended environmental, social, and ecological impacts; and the uncertain impacts that the COVID-19 pandemic or its abatement may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows, on changes in overall levels of consumer spending, on e-commerce generally, and on volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would” or similar expressions and derivative forms and/or negatives of those terms.
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
Summary Risk Factors
Our business is subject to numerous risks. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” section of this Quarterly Report which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.
Financial Performance and Operational Risks Related to Our Business
•We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
•The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, our GMS, and could impact our results of operations in numerous ways that remain volatile and unpredictable.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline. The price of our common stock has been and will likely continue to be volatile and declines in the price of our common stock could subject us to litigation.
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
•Our business could be adversely affected by economic downturns, natural disasters, political crises, geopolitical changes or other macroeconomic conditions which have in the past and may in the future negatively impact our business and financial performance.
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,163,678	$1,244,099
Short-term investments	502,569	425,119
Accounts receivable, net of expected credit losses of $10,811 and $9,757 as of March 31, 2021 and December 31, 2020, respectively	22,991	22,605
Prepaid and other current assets	46,277	56,152
Funds receivable and seller accounts	158,104	146,806
Total current assets	1,893,619	1,894,781
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $156,287 and $158,771 as of March 31, 2021 and December 31, 2020, respectively	107,960	112,495
Goodwill	139,745	140,810
Intangible assets, net of accumulated amortization of $29,132 and $25,705 as of March 31, 2021 and December 31, 2020, respectively	182,312	187,449
Deferred tax assets	7,723	115
Long-term investments	137,655	39,094
Other assets	23,056	24,404
Total assets	$2,497,411	$2,404,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,386	$40,883
Accrued expenses	218,157	232,352
Finance lease obligations—current	8,639	8,537
Funds payable and amounts due to sellers	158,104	146,806
Deferred revenue	12,260	11,264
Other current liabilities	13,499	14,822
Total current liabilities	427,045	454,664
Finance lease obligations—net of current portion	43,042	44,979
Deferred tax liabilities	33	58,481
Long-term debt, net	1,302,345	1,062,299
Other liabilities	41,172	41,642
Total liabilities	1,813,637	1,662,065
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 126,785,568 and 125,835,931 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	127	126
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2021 and December 31, 2020)	—	—
Additional paid-in capital	664,240	883,166
Retained earnings (accumulated deficit)	24,775	(146,819)
Accumulated other comprehensive (loss) income	(5,368)	5,951
Total stockholders’ equity	683,774	742,424
Total liabilities and stockholders’ equity	$2,497,411	$2,404,489
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$550,646	$228,055
Cost of revenue	142,917	82,416
Gross profit	407,729	145,639
Operating expenses:
Marketing	151,204	48,505
Product development	53,706	37,782
General and administrative	52,182	33,987
Total operating expenses	257,092	120,274
Income from operations	150,637	25,365
Other income (expense):
Interest expense	(1,685)	(9,967)
Interest and other income	979	3,613
Foreign exchange gain (loss)	7,797	(9,318)
Total other income (expense)	7,091	(15,672)
Income before income taxes	157,728	9,693
(Provision) benefit for income taxes	(13,962)	2,829
Net income	$143,766	$12,522
Net income per share attributable to common stockholders:
Basic	$1.14	$0.11
Diluted	$1.00	$0.10
Weighted-average common shares outstanding:
Basic	126,214,735	118,138,186
Diluted	144,714,686	123,119,053
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$143,766	$12,522
Other comprehensive loss:
Cumulative translation adjustment	(11,064)	(2,671)
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(80) and $205, respectively	(255)	671
Total other comprehensive loss	(11,319)	(2,000)
Comprehensive income	$132,447	$10,522
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	20,976	—	—	20,976
Exercise of vested options	217,293	—	3,930	—	—	3,930
Settlement of convertible senior notes, net of taxes	625,022	1	(292)	—	—	(291)
Vesting of restricted stock units, net of shares withheld	107,322	—	(14,802)	—	—	(14,802)
Other comprehensive loss	—	—	—	—	(11,319)	(11,319)
Net income	—	—	—	143,766	—	143,766
Balance as of March 31, 2021	126,785,568	$127	$664,240	$24,775	$(5,368)	$683,774

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
Stock-based compensation	—	—	13,985	—	—	13,985
Exercise of vested options	447,886	—	4,896	—	—	4,896
Vesting of restricted stock units, net of shares withheld	129,230	—	(4,198)	—	—	(4,198)
Stock repurchase	(543,106)	(1)	—	(24,991)	—	(24,992)
Other comprehensive loss	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	12,522	—	12,522
Balance as of March 31, 2020	118,376,782	$118	$657,311	$(239,883)	$(10,699)	$406,847

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$143,766	$12,522
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,351	13,811
Depreciation and amortization expense	13,080	15,163
Provision for expected credit losses	4,601	3,684
Foreign exchange (gain) loss	(4,395)	8,157
Non-cash interest expense	271	8,570
Deferred benefit for income taxes	(3,068)	(2,829)
Other non-cash expense, net	1,184	530
Changes in operating assets and liabilities:
Current assets	(11,580)	(2,784)
Non-current assets	1,231	915
Current liabilities	(16,597)	(27,235)
Non-current liabilities	(379)	(840)
Net cash provided by operating activities	148,465	29,664
Cash flows from investing activities
Purchases of property and equipment	(526)	(567)
Development of internal-use software	(3,226)	(1,261)
Purchases of marketable securities	(268,972)	(101,501)
Sales and maturities of marketable securities	91,714	109,422
Net cash (used in) provided by investing activities	(181,010)	6,093
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(14,802)	(4,198)
Repurchase of stock	—	(24,992)
Proceeds from exercise of stock options	3,930	4,896
Payment of debt issuance costs	(25)	(14)
Settlement of convertible senior notes	(27,319)	—
Payments on finance lease obligations	(2,421)	(2,566)
Other financing, net	1,259	(5,804)
Net cash used in financing activities	(39,378)	(32,678)
Effect of exchange rate changes on cash	(8,498)	(4,018)
Net decrease in cash, cash equivalents, and restricted cash	(80,421)	(939)
Cash, cash equivalents, and restricted cash at beginning of period	1,249,440	448,634
Cash, cash equivalents, and restricted cash at end of period	$1,169,019	$447,695

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2021	2020
Beginning balance:
Cash and cash equivalents	$1,244,099	$443,293
Restricted cash	5,341	5,341
Total cash and cash equivalents, and restricted cash	$1,249,440	$448,634

Ending balance:
Cash and cash equivalents	$1,163,678	$442,354
Restricted cash	5,341	5,341
Total cash and cash equivalents, and restricted cash	$1,169,019	$447,695
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected in the consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; and valuation of goodwill and intangible assets. As of March 31, 2021, the effects of the ongoing COVID-19 pandemic on our business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Stock-Based Compensation
Service based stock options, service based restricted stock units (“RSUs”), and performance based restricted stock units (“PBRSUs”), are awarded to employees, officers, and members of the Company’s Board of Directors. The PBRSUs include financial performance based restricted stock units (“Financial PBRSUs”) and total shareholder return performance based restricted stock units (“TSR PBRSUs”), both of which have performance and service vesting requirements. The Company recognizes forfeitures as they occur.
The fair value of the stock options and RSUs are measured using the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs are determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions are determined using the Monte-Carlo simulation model.
For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.

Etsy, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models previously required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less non-cash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition.
The Company early adopted this standard, effective as of January 1, 2021, on a modified retrospective basis. The adoption of this standard had a material effect on the Company’s consolidated financial statements. The most significant effects related to the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2020 Notes and the 2019 Notes, the “Notes”), and included derecognition of the unamortized debt discount, which was recorded as a direct deduction from the Notes, resulting in an increase in long-term debt, net of approximately $264 million; derecognition of the equity component, which represents the value of the conversion option on the issuance date of the Notes outstanding, resulting in a reduction in additional paid-in capital of approximately $229 million, net of taxes; derecognition of deferred tax liabilities of approximately $63 million; and reversal of the cumulative debt discount recognized as interest expense in the Company’s Consolidated Statements of Operations since the date of issuance of each of the Notes to the period ending December 31, 2020, resulting in a decrease of accumulated deficit of approximately $28 million, net of taxes. The Company also had a reduction in interest expense due to the adoption of ASU 2020-06 as the debt discount has been derecognized and, effective January 1, 2021, there is no amortization of the debt discount. The Company did not incur any impact to liquidity or cash flows. When calculating net income per share of common stock attributable to common stockholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Notes.
Note 2—Revenue

The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketplace revenue	$413,642	$155,921
Services revenue	137,004	72,134
Revenue	$550,646	$228,055
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2021 that was included in the deferred balance at January 1, 2021 was $10.8 million.

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
For the three months ended March 31, 2021, the Company’s effective income tax rate was 8.9% representing an income tax provision recorded on net income before tax. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, the impact from foreign operations that are subject to lower tax rates, and a benefit related to a research and development tax credit, partially offset by state income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.0 million in the three months ended March 31, 2021, from $23.7 million as of December 31, 2020 to $24.7 million as of March 31, 2021. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $23.8 million as of March 31, 2021. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the method used when calculating the impact of the Company’s convertible senior notes on earnings per share for the periods presented:

Three Months Ended March 31,
	2021	2020
2020 Notes	If-Converted	N/A
2019 Notes	If-Converted	Treasury Stock
2018 Notes	If-Converted	If-Converted
The Notes were dilutive for the three months ended March 31, 2021.
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common stockholders—basic	$143,766	$12,522
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	784	—
Net income attributable to common stockholders—diluted	$144,550	$12,522

Denominator:
Weighted-average common shares outstanding—basic	126,214,735	118,138,186
Dilutive effect of assumed conversion of options to purchase common stock	4,405,537	4,000,177
Dilutive effect of assumed conversion of restricted stock units	2,311,459	980,690
Dilutive effect of assumed conversion of convertible senior notes	11,782,955	—
Weighted-average common shares outstanding—diluted	144,714,686	123,119,053

Net income per share attributable to common stockholders—basic	$1.14	$0.11
Net income per share attributable to common stockholders—diluted	$1.00	$0.10
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Stock options	32,992	624,906
Restricted stock units	114,953	1,144,169
Convertible senior notes	—	16,924,593
Total anti-dilutive securities	147,945	18,693,668

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of March 31, 2021 and December 31, 2020.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities. With the exception of money market funds, these investments in debt securities are classified as available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2021
Cash	$268,843	$—	$—	$268,843	$268,843	$—	$—
Level 1
Foreign government	5,000	—	—	5,000	—	5,000	—
U.S. Government and agency securities	351,887	—	282	352,169	—	347,166	5,003
Money market funds (1)				911,563	892,815	—	—
	356,887	—	282	1,268,732	892,815	352,166	5,003
Level 2
Certificate of deposit	34,951	(1)	10	34,960	—	34,960	—
Commercial paper	51,730	(3)	13	51,740	2,020	49,720	—
Corporate bonds	198,543	(237)	69	198,375	—	65,723	132,652
	285,224	(241)	92	285,075	2,020	150,403	132,652
	$910,954	$(241)	$374	$1,822,650	$1,163,678	$502,569	$137,655
December 31, 2020
Cash	$346,136	$—	$—	$346,136	$346,136	$—	$—
Level 1
U.S. Government and agency securities	410,371	(3)	358	410,726	—	376,089	34,637
Money market funds (1)				920,643	881,465	—	—
	410,371	(3)	358	1,331,369	881,465	376,089	34,637
Level 2
Certificate of deposit	12,746	—	5	12,751	6,000	6,751	—
Commercial paper	14,494	—	4	14,498	10,498	4,000	—
Corporate bonds	42,632	(7)	111	42,736	—	38,279	4,457
	69,872	(7)	120	69,985	16,498	49,030	4,457
	$826,379	$(10)	$478	$1,747,490	$1,244,099	$425,119	$39,094
(1)$18.7 million and $39.2 million of money market funds were classified as funds receivable and seller accounts as of March 31, 2021 and December 31, 2020, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of March 31, 2021.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with our investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
Disclosure of Fair Values
The Company’s financial instruments that are not measured at fair value in the Consolidated Balance Sheets include the Notes, see “Note 7—Debt.” The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value	Fair Value
2020 Notes	$642,342	$855,530	$511,733	$536,126
2019 Notes	643,552	1,540,435	514,035	566,399
2018 Notes	16,456	91,346	39,166	42,157
	$1,302,350	$2,487,311	$1,064,934	$1,144,682
(1)Upon adoption of ASU 2020-06 as of January 1, 2021, the carrying value of the Notes increased due to the derecognition of the unamortized debt discount, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.” The increase in the carrying value of the 2018 Notes was offset by the conversion of $27.3 million of the 2018 Notes in the first quarter of 2021 (see “Note 7—Debt”).
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 6—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2021	As of December 31, 2020
Pass-through marketplace tax collection obligation	$103,191	$109,662
Vendor accruals	77,094	73,437
Employee compensation-related liabilities	18,207	43,879
Income tax payable	19,665	5,374
Total accrued expenses	$218,157	$232,352

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Debt
2020 Convertible Debt
In August 2020, the Company issued $650.0 million aggregate principal amount of the 2020 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2020 Notes were approximately $639.5 million after deducting the offering expenses. The 2020 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 5.0007 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes (equivalent to an initial conversion price of approximately $199.97 per share). The Company used $74.7 million of the net proceeds from the 2020 Notes offering to enter into separate capped call instruments (“2020 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During any calendar quarter preceding May 1, 2027 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2020 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2020 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2021, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the second quarter of 2021. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of March 31, 2021.
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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2021, holders of the 2019 Notes are eligible to convert their 2019 Notes during the second quarter of 2021. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of March 31, 2021.
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
During the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, the Company repurchased 1.3 million shares of Etsy’s common stock for $166.2 million, in order to effectively complete the partial repurchase of 2018 Notes principal value in cash, and the conversion premium in shares. The equity component impact associated with the conversion premium on the 2018 Notes was a net increase to additional paid-in capital of $143.2 million. This transaction was accounted for as an extinguishment of debt and recorded in accordance with the applicable accounting standard in the year ended December 31, 2020. The Company recognized a non-cash loss on extinguishment of $16.9 million. This loss was calculated by comparing the carrying value of the debt component with the fair value of a similar liability that does not have an associated convertible feature immediately prior to extinguishment as well as writing off any remaining unamortized deferred debt issuance costs at the time of extinguishment.

Etsy, Inc.
Notes to Consolidated Financial Statements
During the first quarter of 2021, the Company paid $27.3 million in cash and issued approximately 0.6 million shares of Etsy’s common stock to settle conversion notices of $27.3 million aggregate principal amount of the outstanding 2018 Notes. The debt conversion transaction was accounted for in accordance with ASU 2020-06, which was adopted in the first quarter of 2021. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for additional information.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2021, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the second quarter of 2021. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the remaining 2018 Notes are classified as long-term debt as of March 31, 2021.

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2021
	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$650,000	$650,000	$16,599	$1,316,599
Unamortized debt issuance costs	7,658	6,448	143	14,249
Net carrying value (1)	$642,342	$643,552	$16,456	$1,302,350

	As of December 31, 2020
	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$650,000	$650,000	$43,915	$1,343,915
Unamortized debt discount (1)	130,308	129,224	4,286	263,818
Unamortized debt issuance costs	7,959	6,741	463	15,163
Net carrying value	$511,733	$514,035	$39,166	$1,064,934
(1) Upon adoption of ASU 2020-06 as of January 1, 2021, the unamortized debt discount balance was derecognized, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
The effective interest rate for the 2020 Notes, 2019 Notes, and 2018 Notes at the date of issuance was 3.50%, 4.00%, and 4.75%, respectively. Interest expense related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,
	2021				2020
	2020 Notes	2019 Notes	2018 Notes	Total	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$502	$496	$32	$1,030	$—	$456	$382	$838
Amortization of debt discount (1)	—	—	—	—	—	4,828	3,540	8,368
Total interest expense	$502	$496	$32	$1,030	$—	$5,284	$3,922	$9,206
(1) The decrease in interest expense related to the amortization of the debt discount in the current year is due to the adoption of ASU 2020-06 as of January 1, 2021, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 5—Fair Value Measurements” for more information regarding the fair value of the Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Notes are general unsecured obligations of the Company. The Notes rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment with all of the Company’s liabilities that are not so subordinated; are effectively junior to any of the Company’s secured indebtedness; and are structurally junior to all indebtedness and liabilities (including trade payables) of the Company’s subsidiaries.
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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.8 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for both the three months ended March 31, 2021 and 2020 was $0.1 million. At March 31, 2021, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

Note 8—Commitments and Contingencies
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
Note 9—Stockholders’ Equity
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
Under the stock repurchase program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. For the three months ended March 31, 2021, the Company did not repurchase common stock under the stock repurchase program, and the remaining amount authorized as of March 31, 2021 is $250 million.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stock-Based Compensation
During the three months ended March 31, 2021, the Company granted stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, the Board of Directors approved an increase of 6,291,797 shares to the total number of shares available for issuance under the 2015 Plan effective as of January 4, 2021. At March 31, 2021, 44,040,744 shares were authorized under the 2015 Plan and 30,272,377 shares were available for future grant.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Volatility	43.4%	39.5%
Risk-free interest rate	1.1%	0.6% - 1.7%
Expected term (in years)	6.15	6.15

The following table summarizes the activity for the Company’s options during the three months ended March 31, 2021 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,099,952	$20.97	6.81	$800,453
Granted	174,663	223.23
Exercised	(217,293)	18.08
Forfeited/Canceled	(9,547)	49.36
Outstanding at March 31, 2021	5,047,775	28.04	6.70	$880,289
Total exercisable at March 31, 2021	3,656,240	14.02	6.10	686,096
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Weighted-average grant date fair value of options granted	$95.71	$16.68
Intrinsic value of options exercised	44,354	20,425
Fair value of awards vested	8,976	7,385
The total unrecognized compensation expense at March 31, 2021 related to the Company’s options was $33.0 million, which will be recognized over an estimated weighted-average amortization period of 3.18 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
During the first quarter of 2021, service based RSUs, Financial PBRSUs, and TSR PBRSUs were awarded at fixed dollar amounts. The target number of shares underlying the awards was determined based on Etsy’s 30-day average share price leading up to and including the grant date.
For the Financial PBRSUs, the number of RSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PBRSUs issued could range from 0% to 200% of the target amount. For the TSR PBRSUs, the number of RSUs received will depend on the Company’s total shareholder return relative to that of the Nasdaq Composite Index over a three-year measurement period.
The target number of RSUs will be divided into two tranches, with each tranche corresponding to 50% of the target RSUs. The first tranche will vest in full on the third anniversary of the grant date and the second tranche will vest on the fourth anniversary of the grant date, subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	3,085,987	$50.28
Granted	791,938	228.36
Vested	(183,098)	37.90
Forfeited/Canceled	(40,930)	68.80
Unvested at March 31, 2021	3,653,897	89.29
The total unrecognized compensation expense at March 31, 2021 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $296.5 million, which will be recognized over an estimated weighted-average amortization period of 3.35 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$2,357	$1,620
Marketing	1,367	1,224
Product development	9,784	6,801
General and administrative	6,843	4,166
Stock-based compensation expense	$20,351	$13,811

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” For more information regarding key factors affecting our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting our Performance” in our Annual Report, which we incorporate by reference.

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
We are focused on attracting potential buyers to the Etsy marketplace for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. We are focused on deepening our engagement with our existing buyers by inspiring purchases across our many retail categories and special occasions. Purchases for use in the everyday include handmade or vintage unique clothing, accessories, household items, or furniture that the buyer wants to reflect her sense of style. Special purchase occasions can occur many times throughout the year and include shopping for occasions that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy because Etsy sellers offer items that they can’t find anywhere else.
The Reverb marketplace is a leading global online marketplace dedicated to buying and selling new, used, and vintage musical instruments, with a vibrant community of buyers and sellers all over the world. Reverb, a wholly-owned subsidiary of Etsy, Inc., is included in all financial and other metrics, unless otherwise noted.

Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers.
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
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include on-site advertising services, which allow sellers to pay for prominent placement of their listings in search results; and shipping labels, which allow sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
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
First Quarter 2021 Financial Highlights
As of March 31, 2021, our marketplaces connected 4.7 million active sellers and 90.7 million active buyers in nearly every country in the world. In the three months ended March 31, 2021, sellers generated GMS of $3.1 billion of which approximately 63% came from purchases made on mobile devices. We are a global company and approximately 42% of our GMS in the three months ended March 31, 2021 came from transactions where either a seller or a buyer or both was located outside of the United States.
Total revenue was $550.6 million in the three months ended March 31, 2021, driven by strong growth in both Marketplace and Services revenue. In the three months ended March 31, 2021, we recorded net income of $143.8 million and non-GAAP Adjusted EBITDA of $184.1 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Cash, cash equivalents, and short-term investments were $1.7 billion as of March 31, 2021. As of March 31, 2021, Etsy had outstanding $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and $16.6 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2020 Notes and the 2019 Notes, the “Notes”). Additionally, Etsy has the ability to draw down on its $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2021, Etsy had positive operating cash flows of $148.5 million.

Quarterly Operating Highlights
Select highlights of our first quarter operating performance and business initiatives are outlined below:

Product: Aligned with our Right to Win strategy, we improved customer experiences across the Etsy marketplace, including the following activities:
•We continue to focus on developing a Search and Discovery experience that unlocks the value of our unique items. In the first quarter of 2021, we enhanced personalized search and incorporated more user features into our ranking models to better understand our users interests and needs, which led to increased engagement, conversion, and repeat purchase rates across all devices.
•We believe that fostering and elevating the quality of human connections will enable us to drive buyer engagement, loyalty, and purchase frequency. During the quarter we launched a new version of our “Sell on Etsy" App with updated features such as a redesigned dashboard and “Convos” to enhance interactions between buyers and sellers.
•We have commenced robust efforts to improve buyer fulfillment, focused on speed expectations, delivery predictability, issue resolution, and seller reputation. For example, we made our buyer protection policy more visible to buyers to bolster trust, offered sellers additional discounted shipping labels, and expanded seller tools to reduce lateness by clearly displaying a schedule of their upcoming and/or past-due orders.
•Our sellers’ collection of unique items represents a large assortment of over 92 million handmade, customized, personalized, vintage, and craft supply products from all over the world. During the quarter we launched several initiatives aimed at elevating the visibility of personalized and bespoke inventory to highlight those purchase occasions that are uniquely Etsy.

Marketing: We continued to drive frequency among existing buyers and acquired new buyers as a result of expanded investments across all marketing channels:
•In television and digital video, we rolled out our new TV campaign, “Meant for You,” in the United States designed with our buyers in mind, and showcasing our sellers’ broad collection of unique items. The campaign, which was released in late January, helped improve our brand metrics throughout the quarter.
•We leaned into saved searches and favorites, and engaged with hundreds of influencers to promote strategic holiday campaigns for Valentine’s Day and U.K. Mother’s Day, which resulted in strong reach and buyer engagement. We also elevated Black sellers through a Black History Month Editor’s Pick page — in addition to our existing Black Owned Shops page. One particularly impactful campaign was our work with the women of Gee’s Bend Quilters, who were featured on the Etsy marketplace; many shops sold out within the campaign’s first 24 hours.
•We expanded Offsite Ads to include more affiliate channels. Our sellers can now reach prospective buyers on major publishing sites as well as the Google Display Network, which helps buyers find our sellers’ items while they’re browsing their favorite websites or using mobile devices and apps.

Impact Pillars: We continued to make progress on our Impact strategy which reflects the positive economic, social, and ecological impact we want to have on the world while advancing and complimenting our business strategy. Here are some highlights:

•We introduced a new way for buyers to invest in creators and creativity both on and off Etsy. Buyers in the United States who are purchasing from sellers with Etsy Payments can now round up their order total to the nearest dollar and donate the change to the Uplift Fund, which contributes to nonprofits that work to dismantle barriers to creative entrepreneurship, such as lack of digital education and training and access to capital. Since the program launched in February 2021, over 1 million users have participated, marking a great start toward our 2021 goal to raise over $2 million.
•Etsy stands united with the Asian American and Pacific Islander (“AAPI”) community against the marked increase in violence, hate speech, and harassment directed toward the AAPI community in the United States since the start of the COVID-19 pandemic. In addition to support and training for our employees, Etsy pledged donations totaling $500,000 to the Asian Pacific Policy and Planning Council and Asian Americans Advancing Justice in support of the broader AAPI community.
•In February 2021, we set a target to continue to run a carbon neutral business and to achieve Net Zero by 2030, addressing not only our Scope 1 and 2 emissions, including our office operations and purchased energy, but also our Scope 3 emissions, which include seller activities like shipping and packaging. We are also focusing in 2021 on further work to establish our Etsy and Reverb marketplaces as destinations for sustainably-minded shoppers and conscious living.

Reverb:
•Reverb benefited from macroeconomic e-commerce tailwinds such as stimulus checks and pandemic-related musical instrument inventory constraints. During the first quarter of 2021, Reverb continued to grow faster than the overall music industry in the United States, and also saw strong growth in its core international markets.
•During the quarter, Reverb made investments to expand inventory and improve the user experience for buyers and sellers, including enhancements in search, personalization, and the Reverb app, which now has better jumping off points for product discovery and easy access to curated musical equipment. Reverb also launched “Gear Collections” a new tool that allows Reverb’s members to keep track of all their gear and understand its potential value. Close to 2,000 listings have already been added to Gear Collections as of March 31, 2021.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended March 31,		% Growth Y/Y
	2021	2020

	(in thousands, except percentages)
GMS	$3,143,172	$1,353,291	132.3%
Revenue	$550,646	$228,055	141.5%
Marketplace revenue	$413,642	$155,921	165.3%
Services revenue	$137,004	$72,134	89.9%
Gross profit	$407,729	$145,639	180.0%
Operating expenses	$257,092	$120,274	113.8%
Net income	$143,766	$12,522	1,048.1%
Adjusted EBITDA (Non-GAAP)	$184,068	$55,056	234.3%
Adjusted EBITDA margin (Non-GAAP)	33%	24%	900	bps

Active sellers (1)	4,702	2,814	67.1%
Active buyers	90,654	47,748	89.9%
Percent mobile GMS	63%	58%	500	bps
Percent international GMS	42%	36%	600	bps
(1)See “Active Sellers” definition below.

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
GMS increased $1.8 billion, or 132.3%, to $3.1 billion in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Supporting this growth in GMS was an increase in active sellers, driven by strong growth in both international and U.S. sellers, and an increase in active buyers. As of March 31, 2021, habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, grew to 7.9 million, an increase of 205% compared to March 31, 2020. Additionally, we experienced the following growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended March 31,
	2021		2020

	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	114%	15%	24%	16%
Existing Buyer GMS	136%	85%	34%	84%
It is difficult to predict how our business will be impacted as the COVID-19 pandemic runs its course and abates. We currently expect GMS growth to decelerate in 2021 due to a combination of reasons including: macroeconomic factors such as retail businesses reopening, increased consumer spending on travel and other discretionary items, the waning impact of U.S. stimulus checks, continued contraction of mask sales, and a deceleration of new buyers.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; and acquisition-related expenses. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, including their limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Active Sellers
An active seller is a seller who has incurred at least one charge from us in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business.” A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor the criteria for disqualifying a seller as an active seller. Commencing in the first quarter of 2021, we expanded our disqualifying criteria, but did not apply such criteria to prior periods as the impact of such criteria was immaterial to such periods. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.
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
During the three months ended March 31, 2021, mobile GMS increased as a percentage of total GMS to approximately 63%, up from approximately 58% for the three months ended March 31, 2020.
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
For the three months ended March 31, 2021, international GMS increased as a percentage of total GMS to approximately 42%, up from approximately 36% for the three months ended March 31, 2020. International GMS increased approximately 169% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, or 156% on a currency-neutral basis, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country, and by GMS between U.S. buyers and international sellers. International domestic GMS grew approximately 312% in the three months ended March 31, 2021 compared with the three months ended March 31, 2020.

Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
March 31, 2021	132.3%	127.5%	4.8%	132.3%	127.5%	4.8%
December 31, 2020	117.7%	115.2%	2.5%	106.7%	105.7%	1.0%
September 30, 2020	119.4%	117.4%	2.0%	101.1%	100.9%	0.2%
June 30, 2020	145.6%	146.7%	(1.1)%	90.8%	91.6%	(0.8)%
March 31, 2020	32.2%	32.6%	(0.4)%	32.2%	32.6%	(0.4)%

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

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Revenue:
Marketplace	$413,642	$155,921
Services	137,004	72,134
Total revenue	550,646	228,055
Cost of revenue	142,917	82,416
Gross profit	407,729	145,639
Operating expenses:
Marketing	151,204	48,505
Product development	53,706	37,782
General and administrative	52,182	33,987
Total operating expenses	257,092	120,274
Income from operations	150,637	25,365
Other income (expense), net	7,091	(15,672)
Income before income taxes	157,728	9,693
(Provision) benefit for income taxes	(13,962)	2,829
Net income	$143,766	$12,522

	Three Months Ended March 31,
	2021	2020
Revenue:
Marketplace	75.1%	68.4%
Services	24.9	31.6
Total revenue	100.0	100.0
Cost of revenue	26.0	36.1
Gross profit	74.0	63.9
Operating expenses:
Marketing	27.5	21.3
Product development	9.8	16.6
General and administrative	9.5	14.9
Total operating expenses	46.7	52.7
Income from operations	27.4	11.1
Other income (expense), net	1.3	(6.9)
Income before income taxes	28.6	4.3
(Provision) benefit for income taxes	(2.5)	1.2
Net income	26.1%	5.5%

Comparison of Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$413,642	$155,921	$257,721	165.3%
Percentage of total revenue	75.1%	68.4%
Services	$137,004	$72,134	$64,870	89.9%
Percentage of total revenue	24.9%	31.6%
Total revenue	$550,646	$228,055	$322,591	141.5%
Revenue increased $322.6 million, or 141.5%, to $550.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, of which 75.1% consisted of Marketplace revenue and 24.9% consisted of Services revenue.
Marketplace revenue increased $257.7 million, or 165.3%, to $413.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the three months ended March 31, 2021 to a total of $3.1 billion, and the balance was due to pricing related to the introduction of our Offsite Ads transaction fee in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 144.4%, payments revenue increased 156.0%, and listing fee revenue increased 89.1% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the three months ended March 31, 2021, up from 89% in the three months ended March 31, 2020, primarily due to the transition of sellers in eligible countries to the platform.
Services revenue increased $64.9 million, or 89.9%, to $137.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The growth in Services revenue was primarily driven by an increase of 92.8% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 81.3% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads, partially offset by a decrease in revenue related to the Google Shopping portion of our formerly unified on-site and offsite advertising platform. The increase in shipping label revenue was primarily driven by an increase in label volume, the majority of which is driven by the increase in GMS.

Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$142,917	$82,416	$60,501	73.4%
Percentage of total revenue	26.0%	36.1%
Cost of revenue increased $60.5 million, or 73.4%, to $142.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by increased costs related to overall volume increases on our marketplaces, including payments fees and cloud-related hosting and bandwidth costs. The increase was also due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. These increases were partially offset by a decrease in costs related to the Google Shopping portion of our formerly unified on-site and offsite advertising platform. We gained leverage as cost of revenue did not increase as fast as revenue.

Operating Expenses
We had 1,508 total employees on March 31, 2021, compared with 1,276 total employees on March 31, 2020 and 1,414 on December 31, 2020.

Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Marketing	$151,204	$48,505	$102,699	211.7%
Percentage of total revenue	27.5%	21.3%
Marketing expenses increased $102.7 million, or 211.7%, to $151.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing was largely due to the shift to our Offsite Ads offering beginning in the second quarter of 2020 and increased site traffic. Paid GMS was 21% of overall GMS in the three months ended March 31, 2021, up from paid GMS of 16% in the three months ended March 31, 2020, which is a result of higher return on ad spend due to favorable competitive dynamics and the launch of Offsite Ads.
Product development

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Product development	$53,706	$37,782	$15,924	42.1%
Percentage of total revenue	9.8%	16.6%
Product development expenses increased $15.9 million, or 42.1%, to $53.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Additionally, we gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
General and administrative	$52,182	$33,987	$18,195	53.5%
Percentage of total revenue	9.5%	14.9%
General and administrative expenses increased $18.2 million, or 53.5%, to $52.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and performance based restricted stock units, which were granted for the first time in 2021. General and administrative expenses increased to a lesser extent due to increased digital service tax expenses and charitable contributions. Additionally, we gained leverage as general and administrative expenses did not increase as fast as revenue.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(1,685)	$(9,967)	$8,282	(83.1)%
Percentage of total revenue	(0.3)%	(4.4)%
Interest and other income	$979	$3,613	$(2,634)	(72.9)%
Percentage of total revenue	0.2%	1.6%
Foreign exchange gain (loss)	$7,797	$(9,318)	$17,115	(183.7)%
Percentage of total revenue	1.4%	(4.1)%
Other income (expense), net	$7,091	$(15,672)	$22,763	(145.2)%
Percentage of total revenue	1.3%	(6.9)%
Other income, net was $7.1 million in the three months ended March 31, 2021, which increased $22.8 million from other expense, net of $15.7 million in the three months ended March 31, 2020. The increase was primarily driven by an increase in foreign exchange gain largely due to favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus unfavorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances. To a lesser extent, the increase was also due to a decrease in interest expense driven by the adoption of Accounting Standards Update (“ASU”) 2020-06 in the first quarter of 2021 as there was no further amortization of the debt discount related to the Notes due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
(Provision) Benefit for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(13,962)	$2,829	$(16,791)	(593.5)%
Percentage of total revenue	(2.5)%	1.2%
Our income tax provision and benefit for the three months ended March 31, 2021 and 2020 was $14.0 million and $2.8 million, respectively.
The primary driver of our income tax provision for the three months ended March 31, 2021 was tax expense of $27.8 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $13.4 million.
The primary drivers of our income tax benefit for the three months ended March 31, 2020 were tax benefits from employee stock-based compensation of $4.4 million, partially offset by tax expense on income before tax of $1.3 million.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; and acquisition-related expenses. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA and Adjusted EBITDA margin because they are key measures used by our management and Board of Directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation, and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platform.
We believe that Adjusted EBITDA and Adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of our business as it removes the impact of certain non-cash items and certain variable charges.
Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted EBITDA does not consider the impact of foreign exchange (gain) loss;
•Adjusted EBITDA does not reflect acquisition-related expenses; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net income, revenue, and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income	$143,766	$12,522
Excluding:
Interest and other non-operating expense, net (1)	706	6,354
Provision (benefit) for income taxes (2)	13,962	(2,829)
Depreciation and amortization	13,080	15,163
Stock-based compensation expense (3)	20,351	13,811
Foreign exchange (gain) loss (4)	(7,797)	9,318
Acquisition-related expenses	—	717
Adjusted EBITDA	$184,068	$55,056
Divided by:
Revenue	$550,646	$228,055
Adjusted EBITDA margin	33%	24%
(1)Included in interest and other non-operating expense, net is primarily non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018, September 2019, and August 2020. The adoption of ASU 2020-06 in the first quarter of 2021 resulted in a decrease in non-cash interest expense related to the Notes as there was no amortization of the debt discount due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
(2)See “Results of Operations—(Provision) Benefit for Income Taxes” for more information on the fluctuation in provision (benefit) for income taxes in the three months ended March 31, 2021 and 2020.
(3)See “Note 10—Stock-Based Compensation” in the Notes to Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(4)See “Results of Operations—Other Income (Expense), net” for more information on the fluctuation in foreign exchange (gain) loss for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $1.7 billion as of March 31, 2021. Additionally, we have $137.7 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2021, we had positive operating cash flows of $148.5 million and we expect to generate additional cash flow from operations in the remainder of 2021. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, and short- and long-term investments, and net working capital as of the date indicated:

As of March 31, 2021
(in thousands)
Cash and cash equivalents	$1,163,678
Short-term investments	502,569
Long-term investments	137,655
Total cash and cash equivalents, and short- and long-term investments	$1,803,902
Net working capital	$1,466,574
As of March 31, 2021, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our international operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of March 31, 2021 we had three outstanding series of convertible senior notes. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended March 31, 2021, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the second quarter of 2021 and holders of the 2020 Notes are not eligible to convert their 2020 Notes during the second quarter of 2021.
During the first quarter of 2021, we paid $27.3 million in cash and issued approximately 0.6 million shares of our common stock to settle conversion notices of $27.3 million aggregate principal amount of the outstanding 2018 Notes.
We have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At March 31, 2021, we did not have any borrowings under the 2019 Credit Agreement.
For more information on the Notes and the 2019 Credit Agreement see “Note 7—Debt” in the Notes to Consolidated Financial Statements.
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

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash provided by (used in):
Operating activities	$148,465	$29,664
Investing activities	(181,010)	6,093
Financing activities	(39,378)	(32,678)

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
Net cash provided by operating activities was $148.5 million in the three months ended March 31, 2021, primarily driven by cash net income of $175.8 million as a result of revenue generated on our platform and changes in our operating assets and liabilities that used $27.3 million in cash, primarily driven by payment timing of payables in the period.
Net cash provided by operating activities was $29.7 million in the three months ended March 31, 2020, primarily driven by cash net income of $59.6 million, as a result of revenue generated on our platform offset by changes in our operating assets and liabilities that used $29.9 million in cash, driven by payment timing of payables in the period.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $181.0 million in the three months ended March 31, 2021. This was primarily attributable to net purchases of marketable securities of $177.3 million. This was partially offset by $3.8 million in capital expenditures, including $3.2 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platform.
Net cash provided by investing activities was $6.1 million in the three months ended March 31, 2020. This was primarily attributable to net sales of marketable securities of $7.9 million. This was partially offset by $1.8 million in capital expenditures, including $1.3 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include settlement of convertible senior notes, repurchases of common stock, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, and payments on finance lease obligations.
Net cash used in financing activities was $39.4 million in the three months ended March 31, 2021. This was primarily attributable to the conversion of $27.3 million of the 2018 Notes and payment of tax obligations on vested equity awards of $14.8 million, partially offset by proceeds from the exercise of stock options of $3.9 million.
Net cash used in financing activities was $32.7 million in the three months ended March 31, 2020. This was primarily attributable to share activity, including the January 2020 stock repurchase of $25.0 million and payment of tax obligations on vested equity awards of $4.2 million, partially offset by proceeds from the exercise of stock options of $4.9 million.

Off Balance Sheet Arrangements
As of March 31, 2021, we had no off balance sheet arrangements.
Contractual Obligations

As of March 31, 2021, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies and Estimates
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
Except for changes resulting from the issuance of performance based restricted stock units and the adoption of ASU 2020-06 during the first quarter of 2021, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies,” there have been no significant changes to our critical accounting policies included in the Company’s Annual Report. There have been no significant changes to our critical estimates included in the Company’s Annual Report.
Recent Accounting Pronouncements
For information regarding our recently adopted accounting pronouncements, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2021, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
In the first quarter of 2021, we completed our migration of significant financial data to a new enterprise data warehouse. As part of the implementation, we designed, implemented, and are operating new information technology general controls, and revised certain process-level controls.
Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Consolidated Financial Statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Quarterly Report. See “Note Regarding Forward-Looking Statements.”
Operational Risks Related to Our Business
We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
We have experienced rapid growth in our business, in the number of buyers and sellers and purchase frequency. Our revenue growth may not be sustainable and our rate of growth may decrease. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our current and future growth.
Our rapid growth may make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our community, civil litigants, and those seeking to enforce questionable intellectual property rights. Our increased visibility may also lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react. We may not be successful in defending against these types of claims which, if successful, could damage our brand and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations
If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including the abatement of COVID-19 pandemic and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
We expect that COVID-19 and its economic and social impacts will continue to affect our business in 2021. While the rollout of COVID-19 vaccines has begun, the timing and speed of vaccination rollouts and lifting of shelter in place requirements and movement restrictions varies from location to location, is evolving, and to a large extent remains unknown. We continue to experience the uncertainty caused by the COVID-19 pandemic and its potential impact on the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. In addition, the COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, and have at points adversely affected, and could again adversely affect demand for products sold in our marketplaces. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has also disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our GMS and revenue could be negatively impacted.

Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures, stimulus checks, and emerging categories such as face masks. However, we have seen demand for certain items, like handmade masks, diminish significantly with the rollout of the vaccine, and as medical grade masks become widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns when the pandemic abates. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and stimulus checks. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
As a result of the COVID-19 pandemic, our employees continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.
The uncertainty around the duration of business disruptions and the timing of vaccine rollouts, herd immunity and the lifting of shelter in place restrictions in the United States and other areas of the world may continue to adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the pandemic. The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity, the relaxation of movement and travel restrictions, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of adverse market conditions due to the COVID-19 pandemic and the re-opening of traditional brick and mortar retail and other options for discretionary spending as and when restrictions on movement are loosened, the impact or the waning of the impact of any government stimulus package, the seasonality of market transactions, and our sellers’ use of services;
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
We believe that our quarterly operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results and key metrics to fluctuate. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.
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
On May 5, 2021, we provided guidance for the second quarter of 2021. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly as vaccines become widely rolled-out and restrictions on movement are lifted, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and the impacts of reduced movement, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, resumption of freedom of movement and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of COVID-19, the efficacy of a vaccine, and the timing and impact of the easing of restrictions on movement, we may continue not to provide guidance, or continue to provide more limited quarterly guidance, as we did in 2020 and the first two quarters of 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
In addition, we have experienced in the past, and may experience in the future, technology disruptions, cyber incidents, and security breaches, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.
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
The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platform, updates to parts of our code, third party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the user experience and functionality of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third party mechanisms, such as app stores, and may need to comply with third party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of our community members, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for Etsy.com.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we have migrated Etsy’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. To a lesser extent, Reverb relies on Amazon Web Services for some business operations, and is thus subject to similar risks.
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
Our business could be adversely affected by economic downturns, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical changes or other similar events.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platform may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, and we have seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the three months ended March 31, 2021, approximately 74% of our GMS was denominated in U.S. dollars.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, labor and employment laws, and taxation of income, goods, and services);
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
Our employees are currently almost fully remote. As stay-at-home orders and movement restrictions are lifted and we contemplate reopening our offices, we have begun to reexamine our long term remote versus in-office model. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. If we do move to a more remote work model, it may negatively impact our company culture.
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
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital services taxes, or online sales taxes. In 2021, President Joseph R. Biden, released the Made in America Tax Plan that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, or as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
For example, we may not have adequate insurance coverage related to the actions of third party sellers on our platform. In evolving areas such as platform products liability, recent decisions such as Bolger v. Amazon suggest that platforms, if they undertake certain types of retailer-like activity, could be responsible for some or all liability for the actions by, or products of, sellers on their platform, even if the platform has little or no control over those sellers’ actions or products. In some circumstances, a platform might be held liable for violations by sellers or their products, intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks. Finally, while some sellers on our platform may be insured for some or all of these risks, many small businesses do not carry any or sufficient insurance, and, even if a seller is insured, the insurance may not cover the relevant loss.
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
We compete for sellers with marketplaces, retailers, and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on Etsy, an Etsy seller can list her goods with other online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook, Instagram, and TikTok. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise.
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
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, they may unintentionally reduce our ability to service our users, our ability to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Etsy.
We believe that it is, and that it should continue to be, relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship. However, as the technology space is increasingly subject to regulation, there is a risk that legislation, and regulatory or competition inquiries, even if focused on large, widely adopted platforms, may inadvertently impede smaller platforms and small businesses, including us and our sellers. For example, legislation and inquiries may result in obligations with which only large platforms are situated to comply. If legislation or regulatory inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected.

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
We are dependent on widely-adopted third party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. If we are not able to deliver a rewarding experience on these platforms, or if our or our sellers’ access to these platforms is limited, or if these large platforms implement features that compete with us or our sellers, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. In addition, we may not be able to deliver a rewarding experience, we may have limited access to, or we may be unable to invest significant time and resources towards, integration with and offering our services through new or updated devices, operating system versions, social networks, or search platforms (including Internet of Things (“IoT”) based or voice based platforms). If our solutions and integrations are ineffective or unavailable, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. As a consequence, our sellers may choose to sell elsewhere, and our business may suffer.
Conversion rates differ between web, mobile web, and mobile app traffic. If visits to our platform from sources with lower conversion rates (such as mobile web) were to increase as a percentage of overall visits, it could adversely impact our conversion rate and reduce GMS on our platform which could adversely affect our business, financial performance, and growth.
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

•changes to social networks that degrade the e-commerce functionality, features, or marketing of us or our sellers’ shops and products; or
•implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features, or marketing of us or our sellers’ shops and products.
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
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us or make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and reduce the number of visits or otherwise negatively impact our marketing efforts.

We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems, may impact the effectiveness of our marketing efforts because we may reach a smaller audience, fail to bring more buyers, or fail to increase frequency of visits to our platform. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”) the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act of 2020 (“CPRA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
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
We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures, repurchasing our stock, or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”) and the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes” and together with the 2018 Notes and the 2019 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended March 31, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the second quarter of 2021. See “Note 7—Debt” in the Notes to Consolidated Financial Statements for more information on the 2018 Notes and 2019 Notes.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share personal information, confidential information and other potentially protected information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes.
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
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past year, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
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
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland may similarly be deemed insufficient. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”), continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. For example, transfers with the United Kingdom might be deemed inadequate after its departure from the European Union and European Economic Area and require substantial expense and resources to comply with based upon adequacy mechanisms such as SCCs. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platform because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
Our sellers and vendors may be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause our community members to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber incident or security breach could lead to claims by our community members, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our community members could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the recently enacted American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with Etsy sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and Etsy sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, product liability, and consumer protection. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are actively enforced.
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
We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or ongoing compliance hurdles on both us and our sellers. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platform operates, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platform, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplace can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplace, our business could be harmed.
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
On January 1, 2021, the United Kingdom left the E.U. single market and customs union (“Brexit”). While the United Kingdom and the European Union have agreed to the terms of the United Kingdom’s departure in a trade agreement, there remains a continued lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial and banking laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, privacy and information security laws, payments regulations, environmental, health, and safety laws and regulations, immigration laws, and employment laws, all of which could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. Additionally, under the terms of the United Kingdom’s departure, the European Union retains the right to impose tariffs if the United Kingdom violates certain “level playing field” standards relating to working conditions and environmental requirements. The long-term effects of Brexit will depend on how U.K. laws and relationships evolve, as well as the United Kingdom’s adherence to the “level playing field” standards, and how that impacts its ability to negotiate favorable trade agreements with other countries.
The United Kingdom is one of our core markets. We continue to monitor post-Brexit developments so that we may adjust our business and operations as appropriate with the goal of continuing to provide services to our U.K. and E.U. buyers and sellers. A failure by the United Kingdom and the European Union to smoothly implement the trade agreement or to negotiate favorable arrangements governing cross-border services and trade, and ongoing uncertainty with respect to potential divergent regulatory standards, however, could significantly increase friction on cross-border trade involving U.K. buyers and sellers or reduce the number of sellers on our platform offering products between the United Kingdom and the European Union. It may also result in additional operational, financial, regulatory, and compliance costs to us as well as decreased revenue, all of which could adversely affect our business.
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
For example, since January 1, 2020, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $244.58 through April 30, 2021. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the second quarter of 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 7—Debt” in the Notes to Consolidated Financial Statements for more information on the Notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(2)
January 1 - 31, 2021	44,655	$177.91	$—	$250,000
February 1 - 28, 2021	18,494	203.77	—	250,000
March 1 - 31, 2021	12,627	244.58	—	250,000
Total	75,776	195.33	$—	250,000
(1)The 75,776 shares purchased were shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)In December 2020, our Board of Directors approved a new stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date. No purchases were made pursuant to this program in the first quarter of 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
		Form	File No.		Filing Date
10.1*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan					X
10.2*	Amended and Restated Compensation Program for Non-Employee Directors, Effective March 5, 2021					X
10.3*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document’					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X
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

ETSY, INC.
Date: May 5, 2021	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)