Form 10-Q
period 2021-06-30
ETSY INC
filed 2021-08-05
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of July 30, 2021 was 126,576,797.

Part I - Financial Information
6	Item 1.	Consolidated Financial Statements (Unaudited)
13		Notes to Consolidated Financial Statements
27	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
47	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
47	Item 4.	Controls and Procedures

Part II - Other Information
48	Item 1.	Legal Proceedings
48	Item 1A.	Risk Factors
78	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
78	Item 3.	Defaults Upon Senior Securities
78	Item 4.	Mine Safety Disclosures
78	Item 5.	Other Information
79	Item 6.	Exhibits
80		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our opportunity; the impact of our “Right to Win” strategy and levers for growth, marketing, and product initiatives and investments on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the impact of our Offsite Ads offering on our future financial performance; our plans for acquisitions and strategic investments, our “House of Brands” strategy, and their potential impact on our growth and results of operations; our intended environmental, social, and ecological impacts; and the uncertain impacts that the COVID-19 pandemic or its abatement may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows, on changes in overall levels of consumer spending, on e-commerce generally, and on volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would” or similar expressions and derivative forms and/or negatives of those terms.
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
•The COVID-19 pandemic is unprecedented and has impacted, and the pandemic and its abatement may continue to impact, our GMS, and could impact our results of operations in numerous ways that remain volatile and unpredictable.
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

•The trustworthiness of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
•Our business depends on continued and unimpeded access to third party services, platforms, and infrastructure that we rely upon to maintain and scale our platforms.
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
•If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
•Expanding our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•Our recent acquisitions of Depop Limited (“Depop”) and Elo7 Serviços de Informática S.A. (“Elo7”) may create strains on our management, technology and operational resources and may prove to be costlier and take longer to integrate than we anticipate.
•We may expand our business through additional acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
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
•Expanding our operations in Latin America and India may expose us to additional risks.
•We may be involved in litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms and how our business operates.
•We may be subject to intellectual property or other claims, which, even if untrue, could damage our brands, require us to pay significant damages, and could limit our ability to use certain technologies or business strategies in the future.

Other Risks
•Future sales and issuances of our common stock, or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,053,882	$1,244,099
Short-term investments	430,727	425,119
Accounts receivable, net of expected credit losses of $11,420 and $9,757 as of June 30, 2021 and December 31, 2020, respectively	20,283	22,605
Prepaid and other current assets	49,693	56,152
Funds receivable and seller accounts	136,395	146,806
Total current assets	2,690,980	1,894,781
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $136,382 and $158,771 as of June 30, 2021 and December 31, 2020, respectively	105,814	112,495
Goodwill	140,045	140,810
Intangible assets, net of accumulated amortization of $33,133 and $25,705 as of June 30, 2021 and December 31, 2020, respectively	178,854	187,449
Deferred tax assets	46,106	115
Long-term investments	102,801	39,094
Other assets	20,475	24,404
Total assets	$3,290,416	$2,404,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,752	$40,883
Accrued expenses	209,823	232,352
Finance lease obligations—current	8,691	8,537
Funds payable and amounts due to sellers	136,395	146,806
Deferred revenue	12,312	11,264
Other current liabilities	13,027	14,822
Total current liabilities	407,000	454,664
Finance lease obligations—net of current portion	40,969	44,979
Deferred tax liabilities	33	58,481
Long-term debt, net	2,273,331	1,062,299
Other liabilities	38,330	41,642
Total liabilities	2,759,663	1,662,065
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 126,522,519 and 125,835,931 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	127	126
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2021 and December 31, 2020)	—	—
Additional paid-in capital	590,232	883,166
Accumulated deficit	(56,970)	(146,819)
Accumulated other comprehensive (loss) income	(2,636)	5,951
Total stockholders’ equity	530,753	742,424
Total liabilities and stockholders’ equity	$3,290,416	$2,404,489
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$528,900	$428,737	$1,079,546	$656,792
Cost of revenue	148,969	111,381	291,886	193,797
Gross profit	379,931	317,356	787,660	462,995
Operating expenses:
Marketing	167,474	114,707	318,678	163,212
Product development	61,753	45,233	115,459	83,015
General and administrative	61,599	38,276	113,781	72,263
Total operating expenses	290,826	198,216	547,918	318,490
Income from operations	89,105	119,140	239,742	144,505
Other (expense) income:
Interest expense	(1,882)	(10,026)	(3,567)	(19,993)
Interest and other income	803	1,732	1,782	5,345
Foreign exchange (loss) gain	(2,272)	1,470	5,525	(7,848)
Total other (expense) income	(3,351)	(6,824)	3,740	(22,496)
Income before income taxes	85,754	112,316	243,482	122,009
Benefit (provision) for income taxes	12,500	(15,891)	(1,462)	(13,062)
Net income	$98,254	$96,425	$242,020	$108,947
Net income per share attributable to common stockholders:
Basic	$0.77	$0.81	$1.91	$0.92
Diluted	$0.68	$0.75	$1.68	$0.88
Weighted-average common shares outstanding:
Basic	126,977,990	118,865,885	126,659,372	118,483,712
Diluted	144,867,491	134,408,041	144,857,500	133,238,316

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$98,254	$96,425	$242,020	$108,947
Other comprehensive income (loss):
Cumulative translation adjustment	2,714	2,538	(8,350)	(133)
Unrealized gains (losses) on marketable securities, net of tax expense (benefit) of $5, $142, $(75) and $347, respectively	18	462	(237)	1,133
Total other comprehensive income (loss)	2,732	3,000	(8,587)	1,000
Comprehensive income	$100,986	$99,425	$233,433	$109,947

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2021	126,785,568	$127	$664,240	$24,775	$(5,368)	$683,774
Stock-based compensation	—	—	28,381	—	—	28,381
Exercise of vested options	122,502	—	4,107	—	—	4,107
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	360,059	—	(131)	—	—	(131)
Vesting of restricted stock units, net of shares withheld	311,905	1	(41,692)	—	—	(41,691)
Stock repurchase	(1,057,515)	(1)	—	(179,999)	—	(180,000)
Other comprehensive income	—	—	—	—	2,732	2,732
Net income	—	—	—	98,254	—	98,254
Balance as of June 30, 2021	126,522,519	$127	$590,232	$(56,970)	$(2,636)	$530,753

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	49,357	—	—	49,357
Exercise of vested options	339,795	—	8,037	—	—	8,037
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	985,081	1	(423)	—	—	(422)
Vesting of restricted stock units, net of shares withheld	419,227	1	(56,494)	—	—	(56,493)
Stock repurchase	(1,057,515)	(1)	—	(179,999)	—	(180,000)
Other comprehensive loss	—	—	—	—	(8,587)	(8,587)
Net income	—	—	—	242,020	—	242,020
Balance as of June 30, 2021	126,522,519	$127	$590,232	$(56,970)	$(2,636)	$530,753

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$242,020	$108,947
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	47,791	30,536
Depreciation and amortization expense	26,065	29,334
Provision for expected credit losses	9,890	5,904
Foreign exchange (gain) loss	(3,306)	10,394
Non-cash interest expense	613	17,026
Deferred (benefit) provision for income taxes	(21,128)	7,389
Other non-cash expense, net	2,280	1,845
Changes in operating assets and liabilities:
Current assets	6,599	(51,975)
Non-current assets	3,756	4,994
Current liabilities	(41,225)	90,707
Non-current liabilities	(3,193)	(5,006)
Net cash provided by operating activities	270,162	250,095
Cash flows from investing activities
Purchases of property and equipment	(1,917)	(209)
Development of internal-use software	(7,084)	(2,043)
Purchases of marketable securities	(268,972)	(181,198)
Sales and maturities of marketable securities	197,770	206,182
Net cash (used in) provided by investing activities	(80,203)	22,732
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(56,493)	(10,551)
Repurchase of stock	(180,000)	(24,992)
Proceeds from exercise of stock options	8,037	12,177
Proceeds from issuance of convertible senior notes	1,000,000	—
Payment of debt issuance costs	(12,566)	(14)
Purchase of capped calls	(85,000)	—
Settlement of convertible senior notes	(43,853)	—
Payments on finance lease obligations	(4,887)	(4,927)
Other financing, net	72	(10,196)
Net cash provided by (used in) financing activities	625,310	(38,503)
Effect of exchange rate changes on cash	(5,486)	(93)
Net increase in cash, cash equivalents, and restricted cash	809,783	234,231
Cash, cash equivalents, and restricted cash at beginning of period	1,249,440	448,634
Cash, cash equivalents, and restricted cash at end of period	$2,059,223	$682,865

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2021	2020
Beginning balance:
Cash and cash equivalents	$1,244,099	$443,293
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$1,249,440	$448,634

Ending balance:
Cash and cash equivalents	$2,053,882	$677,524
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$2,059,223	$682,865

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. The Company’s primary marketplace, Etsy.com, is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction, listing, and payments processing fees, and on-site advertising and shipping label services.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; and valuation of goodwill and intangible assets. As of June 30, 2021, the effects of the COVID-19 pandemic and its abatement on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Stock-Based Compensation
Service based stock options, service based restricted stock units (“RSUs”), and performance based restricted stock units (“PBRSUs”) are awarded to employees, officers, and members of the Company’s Board of Directors. The PBRSUs include financial performance based restricted stock units (“Financial PBRSUs”) and total shareholder return performance based restricted stock units (“TSR PBRSUs”), both of which have performance and service vesting requirements. The Company recognizes forfeitures as they occur.
The fair value of stock options and RSUs is measured using the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs is determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions are determined using a Monte-Carlo simulation model.
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
The Company early adopted this standard, effective as of January 1, 2021, on a modified retrospective basis. The adoption of this standard had a material effect on the Company’s consolidated financial statements. The most significant effects related to the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the 2020 Notes, and the 2019 Notes, the “Notes”), and included derecognition of the unamortized debt discount, which was recorded as a direct deduction from the Notes, resulting in an increase in long-term debt, net of approximately $264 million; derecognition of the equity component, which represents the value of the conversion option on the issuance date of the Notes outstanding, resulting in a reduction in additional paid-in capital of approximately $229 million, net of taxes; derecognition of deferred tax liabilities of approximately $63 million; and reversal of the cumulative debt discount recognized as interest expense in the Company’s Consolidated Statements of Operations since the date of issuance of each of the Notes to the period ending December 31, 2020, resulting in a decrease of accumulated deficit of approximately $28 million, net of taxes. The Company also had a reduction in interest expense due to the adoption of ASU 2020-06 as the debt discount has been derecognized and, effective January 1, 2021, there is no amortization of the debt discount. The Company did not incur any impact to liquidity or cash flows. When calculating net income per share of common stock attributable to common stockholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Notes.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketplace revenue	$395,463	$332,031	$809,105	$487,952
Services revenue	133,437	96,706	270,441	168,840
Revenue	$528,900	$428,737	$1,079,546	$656,792
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2021 that was included in the deferred balance at January 1, 2021 was $11.3 million.

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
For the six months ended June 30, 2021, the Company’s effective income tax rate was 0.6% representing an income tax provision recorded on net income before tax. The effective tax rate for the six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, the impact from foreign operations that are subject to lower tax rates, and a benefit related to a research and development tax credit, partially offset by state income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.7 million in the six months ended June 30, 2021, from $23.7 million as of December 31, 2020 to $25.4 million as of June 30, 2021. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $24.5 million as of June 30, 2021. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the method used when calculating the impact of the Company’s Notes on earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2021 Notes	If-Converted	N/A	If-Converted	N/A
2020 Notes	If-Converted	N/A	If-Converted	N/A
2019 Notes	If-Converted	Treasury Stock	If-Converted	Treasury Stock
2018 Notes	If-Converted	If-Converted	If-Converted	If-Converted
The Notes were dilutive for the three and six months ended June 30, 2021.
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders—basic	$98,254	$96,425	$242,020	$108,947
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	934	3,969	1,718	7,891
Net income attributable to common stockholders—diluted	$99,188	$100,394	$243,738	$116,838

Denominator:
Weighted-average common shares outstanding—basic	126,977,990	118,865,885	126,659,372	118,483,712
Dilutive effect of assumed conversion of options to purchase common stock	4,164,254	4,279,288	4,284,047	4,149,229
Dilutive effect of assumed conversion of restricted stock units	1,734,872	1,750,875	2,026,843	1,093,382
Dilutive effect of assumed conversion of convertible senior notes	11,990,375	9,511,993	11,887,238	9,511,993
Weighted-average common shares outstanding—diluted	144,867,491	134,408,041	144,857,500	133,238,316

Net income per share attributable to common stockholders—basic	$0.77	$0.81	$1.91	$0.92
Net income per share attributable to common stockholders—diluted	$0.68	$0.75	$1.68	$0.88
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	176,858	410,409	105,322	777,412
Restricted stock units	690,062	42,361	388,099	1,166,627
Convertible senior notes	—	7,412,600	—	7,412,600
Total anti-dilutive securities	866,920	7,865,370	493,421	9,356,639

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of June 30, 2021 and December 31, 2020.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2021
Cash	$162,196	$—	$—	$162,196	$162,196	$—	$—
Level 1
U.S. Government and agency securities	269,020	—	130	269,150	—	269,150	—
Money market funds	1,891,686	—	—	1,891,686	1,891,686	—	—
	2,160,706	—	130	2,160,836	1,891,686	269,150	—
Level 2
Certificate of deposit	27,953	—	11	27,964	—	27,964	—
Commercial paper	46,744	—	17	46,761	—	46,761	—
Corporate bonds	189,653	(99)	99	189,653	—	86,852	102,801
	264,350	(99)	127	264,378	—	161,577	102,801
	$2,587,252	$(99)	$257	$2,587,410	$2,053,882	$430,727	$102,801
December 31, 2020
Cash	$346,136	$—	$—	$346,136	$346,136	$—	$—
Level 1
U.S. Government and agency securities	410,371	(3)	358	410,726	—	376,089	34,637
Money market funds (1)	920,643	—	—	920,643	881,465	—	—
	1,331,014	(3)	358	1,331,369	881,465	376,089	34,637
Level 2
Certificate of deposit	12,746	—	5	12,751	6,000	6,751	—
Commercial paper	14,494	—	4	14,498	10,498	4,000	—
Corporate bonds	42,632	(7)	111	42,736	—	38,279	4,457
	69,872	(7)	120	69,985	16,498	49,030	4,457
	$1,747,022	$(10)	$478	$1,747,490	$1,244,099	$425,119	$39,094
(1)$39.2 million of money market funds were classified as funds receivable and seller accounts as of December 31, 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of June 30, 2021.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with the Company’s investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
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

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$986,779	$1,102,700	$—	$—
2020 Notes (1)	642,641	836,875	511,733	536,126
2019 Notes (1)	643,842	1,557,910	514,035	566,399
2018 Notes (1)	69	394	39,166	42,157
	$2,273,331	$3,497,879	$1,064,934	$1,144,682
(1)Upon adoption of ASU 2020-06 as of January 1, 2021, the carrying value of the Notes increased due to the derecognition of the unamortized debt discount, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.” The increase in the carrying value of the 2018 Notes was offset by the conversion of $43.8 million of the 2018 Notes in the six months ended June 30, 2021 (see “Note 7—Debt”).
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 6—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2021	As of December 31, 2020
Pass-through marketplace tax collection obligation	$91,353	$109,662
Vendor accruals	69,407	73,437
Employee compensation-related liabilities	28,579	43,879
Income tax payable	20,484	5,374
Total accrued expenses	$209,823	$232,352

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Debt
2021 Convertible Debt
In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of stock, as described in “Note 9—Stockholders’ Equity.”
The 2021 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 4.0518 shares of the Company’s common stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $246.80 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2021 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2021 Notes in cash and, therefore, the 2021 Notes are classified as long-term debt as of June 30, 2021.
The 2021 Notes will mature on June 15, 2028, unless earlier converted, redeemed, or repurchased. Prior to the close of business on the business day immediately preceding February 15, 2028, holders may convert all or a portion of their 2021 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the 2021 Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2021 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On and after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.
The Company may redeem all or any portion of the 2021 Notes, at the Company’s option, subject to partial redemption limitations, on or after June 20, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of June 30, 2021, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
In accounting for the issuance of the 2021 Notes, the Company recorded the 2021 Notes as a liability at face value. Transaction costs attributable to the liability were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the 2021 Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements
2021 Capped Call Transactions
The Company used $85.0 million of the net proceeds from the 2021 Notes to enter into privately negotiated capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions. The 2021 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2021 Notes upon conversion of the 2021 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the 2021 Capped Call Transactions with such reduction and/or offset subject to a cap. The 2021 Capped Call Transactions have an initial cap price of $340.42 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on June 8, 2021, and is subject to certain adjustments under the terms of the 2021 Capped Call Transactions. Collectively, the 2021 Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2021 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2021 Notes.
The 2021 Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the 2021 Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.
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
During any calendar quarter preceding May 1, 2027 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2020 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2020 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2021, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the third quarter of 2021. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of June 30, 2021.
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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2021, holders of the 2019 Notes are eligible to convert their 2019 Notes during the third quarter of 2021. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of June 30, 2021.

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
During the six months ended June 30, 2021, the Company paid $43.8 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.8 million aggregate principal amount of the outstanding 2018 Notes. The debt conversion transactions were accounted for in accordance with ASU 2020-06, which was adopted in the first quarter of 2021. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for additional information.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2021, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2021. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the remaining 2018 Notes are classified as long-term debt as of June 30, 2021.
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,996	$70	$2,300,066
Unamortized debt issuance costs	13,221	7,359	6,154	1	26,735
Net carrying value (1)	$986,779	$642,641	$643,842	$69	$2,273,331

	As of December 31, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$—	$650,000	$650,000	$43,915	$1,343,915
Unamortized debt discount (1)	—	130,308	129,224	4,286	263,818
Unamortized debt issuance costs	—	7,959	6,741	463	15,163
Net carrying value	$—	$511,733	$514,035	$39,166	$1,064,934
(1) Upon adoption of ASU 2020-06 as of January 1, 2021, the unamortized debt discount balance was derecognized, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”

Etsy, Inc.
Notes to Consolidated Financial Statements
The annual effective interest rate for the 2021 Notes, 2020 Notes, 2019 Notes, and 2018 Notes was approximately 0.4%, 0.3%, 0.3%, and 0.4%, respectively. Interest expense related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense (1)	$218	$501	$496	$12	$1,227

	Three Months Ended June 30, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$—	$459	$387	$846
Amortization of debt discount	—	—	4,873	3,582	8,455
Total interest expense	$—	$—	$5,332	$3,969	$9,301

	Six Months Ended June 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense (1)	$218	$1,003	$992	$44	$2,257

	Six Months Ended June 30, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$—	$915	$769	$1,684
Amortization of debt discount	—	—	9,701	7,122	16,823
Total interest expense	$—	$—	$10,616	$7,891	$18,507
(1) Total interest expense for the three and six months ended June 30, 2021 consisted of coupon interest and amortization of debt issuance costs, as there is no amortization of the debt discount in the current year due to the adoption of ASU 2020-06 as of January 1, 2021, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.7 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for both the three months ended June 30, 2021 and 2020 and both the six months ended June 30, 2021 and 2020 was $0.1 million. At June 30, 2021 and December 31, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
Note 8—Commitments and Contingencies
In June 2021, the Company issued the 2021 Notes, see “Note 7—Debt” for more information. Additionally, in June 2021 the Company entered into a 5-year contractual commitment for cloud-based services with an aggregate future minimum payment obligation of $525.0 million, which includes escalating commitments each contract year. Commitments did not materially change during the six months ended June 30, 2021 except for this activity.
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
Under the stock repurchase program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. For the three and six months ended June 30, 2021, the Company did not repurchase common stock under the stock repurchase program, and the remaining amount authorized as of June 30, 2021 is $250 million.
In June 2021 the Company repurchased approximately 1.1 million shares of its common stock for approximately $180.0 million concurrently with the issuance of the 2021 Notes, see “Note 7—Debt.” This repurchase was separate from the stock repurchase plan approved by the Board of Directors in December 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stock-Based Compensation
During the three and six months ended June 30, 2021, the Company granted stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,291,797 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 4, 2021. At June 30, 2021, 44,040,744 shares were authorized under the 2015 Plan and 30,433,955 shares were available for future grant.
Beginning in the second quarter of 2021, the Company updated certain assumptions used to determine the fair value of its stock options under the Black-Scholes option-pricing model, including the expected volatility and expected term assumptions. Given Etsy’s sufficient trading history as of the second quarter of 2021, the Company calculates expected volatility based solely on the historical volatility of Etsy’s stock price observations over a period equivalent to the expected term of the stock option grants. Prior to the second quarter of 2021, the Company estimated expected volatility by taking the average historical price volatility for Etsy and certain industry peers. Further, given that the Company has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options, beginning in the second quarter, the Company estimates its expected term using historical option exercise behavior and expected post-vest cancellation data, averaged with an assumption that recently granted options will be exercised ratably from vesting to the expiration of the stock option. Prior to the second quarter of 2021, the Company used the simplified method to calculate the expected term for awards issued to employees or members of the Company’s Board of Directors. These updated assumptions will be applied prospectively to option awards granted in or after the second quarter of 2021. The Company does not expect these changes to have a material impact on the Consolidated Statements of Operations.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Volatility	56.1%	41.3% - 41.7%	43.4% - 56.1%	38.9% - 41.7%
Risk-free interest rate	0.8%	0.4% - 0.5%	0.8% - 1.1%	0.4% - 1.7%
Expected term (in years)	4.86	5.52 - 6.16	4.86 - 6.15	5.52 - 6.16
The following table summarizes the activity for the Company’s options during the six months ended June 30, 2021 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,099,952	$20.97	6.81	$800,453
Granted	184,648	220.13
Exercised	(339,795)	23.65
Forfeited/Canceled	(26,500)	45.41
Outstanding at June 30, 2021	4,918,305	28.13	6.42	877,144
Total exercisable at June 30, 2021	3,935,329	15.17	5.91	750,331
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average grant date fair value of options granted	$78.48	$28.97	$94.78	$17.72
Intrinsic value of options exercised	18,888	32,034	63,242	52,458
Fair value of awards vested	26,759	19,022	35,736	26,408

Etsy, Inc.
Notes to Consolidated Financial Statements
The total unrecognized compensation expense at June 30, 2021 related to the Company’s options was $30.0 million, which will be recognized over an estimated weighted-average amortization period of 3.00 years.
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
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the six months ended June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	3,085,987	$50.28
Granted	948,686	222.27
Vested	(697,751)	40.88
Forfeited/Canceled	(149,540)	71.40
Unvested at June 30, 2021	3,187,382	102.54
The total unrecognized compensation expense at June 30, 2021 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $294.9 million, which will be recognized over an estimated weighted-average amortization period of 3.20 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$3,041	$1,907	$5,398	$3,527
Marketing	2,170	1,357	3,537	2,581
Product development	13,459	8,472	23,243	15,273
General and administrative	8,770	4,989	15,613	9,155
Stock-based compensation expense	$27,440	$16,725	$47,791	$30,536

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Subsequent Events
On July 2, 2021, the Company acquired Elo7 Serviços de Informática S.A. (“Elo7”), a privately held marketplace for unique, handmade items, for approximately $217 million subject to certain adjustments for Elo7’s working capital, transaction expenses, cash and indebtedness, and reduced by the value of certain equity awards of Etsy to be granted to Elo7 employees in connection with the transaction.
On July 12, 2021, the Company acquired Depop Limited (“Depop”), an online global peer-to-peer fashion resale marketplace, for approximately $1.625 billion consisting primarily of cash and subject to certain adjustments for Depop's working capital, transaction expenses, cash and indebtedness, and certain deferred and unvested equity to be issued and granted to Depop management and employees in connection with the transaction.
Given the timing of the completion of these acquisitions, the Company is unable to provide preliminary asset valuation and other required acquisition-related disclosures in this quarterly report on Form 10-Q. The Company plans to provide preliminary asset valuation and other required acquisition-related disclosures in its quarterly report on Form 10-Q for the quarter ending September 30, 2021.

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

Overview
Business
Etsy, Inc., founded in 2005 and headquartered in Brooklyn, NY, operates a “House of Brands,” two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces share a mission to “Keep Commerce Human,” and we’re committed to using the power of business to strengthen communities and empower people. Our primary marketplace, Etsy.com, is the global destination for unique and creative goods. Buyers come to Etsy to be inspired and delighted by items that are crafted and curated by creative entrepreneurs. For sellers, we offer a range of tools and services that address key business needs.
Alongside our core Etsy marketplace, our “House of Brands” consist of Reverb, our musical instrument marketplace, and our recent acquisitions in July 2021 — Depop, our fashion resale marketplace, and Elo7, the Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, while benefiting from shared expertise in product, marketing, technology, and customer support.
Reverb is included in all financial and other metrics discussed in this report, unless otherwise noted. Depop and Elo7, which were acquired after the end of the second quarter, are not included in the historical financial and other metrics discussed in this report.
The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are intended to be special, reflect their sense of style, or represent a meaningful occasion. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy.com sellers a marketplace with millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
We are focused on attracting potential buyers to the Etsy marketplace for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. We are focused on deepening our engagement with our existing buyers by inspiring purchases across our many retail categories and special occasions. Purchases for use in the everyday include handmade or vintage clothing, accessories, household items, or furniture that the buyer wants to reflect her sense of style. Special purchase occasions can occur many times throughout the year and include shopping for occasions that reflects an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun. Buyers tell us that they come to Etsy.com because Etsy sellers offer items that they can’t find anywhere else.

Our revenue is diversified, generated from a mix of marketplace activities and other optional services we provide to sellers.
Marketplace revenue is comprised of the fees a seller pays us for marketplace activities. Marketplace activities primarily include listing an item for sale; completing transactions between a buyer and a seller, which includes, beginning in the second quarter of 2020, an additional transaction fee related to offsite advertising; and using our payments services to process payments, including foreign currency transactions. Etsy.com fees include the $0.20 listing fee for each item listed (for up to four months); the 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged; where applicable, an additional transaction fee of 12% or 15% related to offsite advertising; and fees for Etsy Payments, our payment processing product.
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include on-site advertising services, which allow sellers to pay for prominent placement of their listings in search results; and shipping labels, which allow sellers in the United States, Canada, United Kingdom, Australia, and, commencing in the second quarter of 2021, India to purchase discounted shipping labels.
Our primary strategy is focused on growing the Etsy marketplace in our seven core geographies and building a sustainable competitive advantage around four elements of our business that we believe differentiate us from our competitors, or what we call our “Right to Win.” The foundation of Etsy’s competitive advantage is our collection of our sellers’ unique items, which, we believe, when combined with best-in-class search and discovery, human connections, and a trusted brand, will enable us to continue to stand out among other e-commerce platforms and marketplaces. Our investments in product, marketing, and talent will be focused on capitalizing on these four elements of our business. Ultimately, the goal of our long-term strategy is to drive more new buyers to the Etsy marketplace, give existing buyers reasons to come back more often, encourage buyers to spend more per order, and fuel success for our sellers. While current macroeconomic conditions have had a dramatic effect on the global economy and on our business, these impacts have led us to reaffirm and strengthen our commitment to our long-term strategy.
We see a number of similarities between the levers of growth for Etsy and for our acquired marketplaces, Reverb, Depop, and Elo7. These include improving search and discovery, making selling and buying easier, and building global brands and user communities.

Second Quarter 2021 Financial Highlights
As of June 30, 2021, our marketplaces connected 5.2 million active sellers and 90.5 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2021, sellers generated GMS of $3.0 billion and $6.2 billion, respectively, of which approximately 63% in each period came from purchases made on mobile devices. We are a global company and approximately 41% of our GMS in both the three and six months ended June 30, 2021 came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $528.9 million and $1.1 billion in the three and six months ended June 30, 2021, respectively, driven by strong growth in both Marketplace and Services revenue. In the three and six months ended June 30, 2021, we recorded net income of $98.3 million and $242.0 million, respectively, and non-GAAP Adjusted EBITDA of $139.5 million and $323.5 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash, cash equivalents, and short-term investments were $2.5 billion as of June 30, 2021. As of June 30, 2021, Etsy had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and $0.1 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2021 Notes, 2020 Notes, and the 2019 Notes, the “Notes”). Additionally, Etsy has the ability to draw down on its $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2021, Etsy had positive operating cash flows of $270.2 million.
Acquisitions
On July 2, 2021, we completed our acquisition of Elo7 Serviços de Informática S.A. (“Elo7”), a top 10 e-commerce marketplace in Brazil focused on unique, handmade items for approximately $217 million, subject to certain adjustments for Elo7's working capital, transaction expenses, cash and indebtedness, and reduced by the value of certain equity awards of Etsy to be granted to Elo7 employees in connection with the transaction. We see significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. We believe having a well known local brand will help Etsy, Inc. to better capitalize on this opportunity.
On July 12, 2021, we completed our acquisition of Depop Limited (“Depop”), an online global peer-to-peer fashion resale marketplace for approximately $1.625 billion, consisting primarily of cash and subject to certain adjustments for Depop's working capital, transaction expenses, cash and indebtedness, and certain deferred and unvested equity to be issued and granted to Depop management and employees in connection with the transaction. We believe Depop extends our market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens our reach into the Gen Z consumer.
Convertible Debt
In June 2021, we issued the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The initial conversion price of the 2021 Notes represented a premium of approximately 45% over the closing price of our common stock on June 8, 2021, the date the 2021 Notes offering was priced. The net proceeds from the sale of the 2021 Notes were $986.7 million after deducting the offering expenses. The 2021 Notes will mature on June 15, 2028, unless earlier converted, redeemed, or repurchased.
We used $85.0 million of the net proceeds from the 2021 Notes offering to enter into separate capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions. The 2021 Capped Call Transactions effectively limit the premium for conversion of the 2021 Notes to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any payments we make upon conversion.
In addition, we repurchased approximately 1.1 million shares of our common stock for approximately $180.0 million concurrently with the issuance of the 2021 Notes.
We intend to use the remainder of the net proceeds from the 2021 Notes for general corporate purposes. For more information on the 2021 Notes and 2021 Capped Call Transactions, see “Note 7—Debt” in the Notes to Consolidated Financial Statements.

Quarterly Operating Highlights
Select highlights of our second quarter operating performance and business initiatives are outlined below:

Product: Our primary focus in 2021 is to improve customer experiences across the Etsy marketplace to engage and retain the millions of buyers that we acquired over the past year. These are just a few of our initiatives during the second quarter, aligned with our Right to Win strategy, that are focused on driving frequency and engagement.

•We continued to improve our search capabilities by leveraging the engagement of buyers and sellers and the vast amount of data on our platform to create “XWalk,” a large-scale, real-time graph retrieval engine that provides more relevant search results and narrows the semantic gap- boosting conversion and repeat purchase rate for buyers.
•We made additional progress in the discovery experience, further unlocking the value of our sellers’ unique collection of items by redesigning our home and landing pages using machine learning, personalization, and recommendations in a way that made content more engaging and compelling to buyers.
•We improved our ranking capabilities for Etsy Ads with refined algorithms and new machine learning based models designed to expand seller returns, provide more relevant inventory for buyers, and increase click through rates and revenue for Etsy.
•We created a new seller program that defines what success looks like, by celebrating and rewarding our top-rated sellers, defining standards, and giving them motivation, support, and agency to improve their Etsy businesses. This “Star Seller” program was officially introduced to our seller community on July 28, 2021.
•Internationally, we introduced “local pricing,” which is a way for sellers to set a specific price for the origin country of their listing, allowing a seller to more efficiently incorporate the cost of shipping into the item price, and enabling pricing strategies that can help a seller grow both domestic and export sales.

Marketing: We significantly increased our investments in marketing and continued to optimize spend across all channels. Upper funnel marketing spend, including television and digital video, was 23% of our overall marketing spend, or approximately $35 million in the second quarter.

•In television and digital video, we rolled out new TV campaigns in the United States, United Kingdom, and Germany. Campaigns feature localized creative designed for the growth opportunity identified in each market. “Why Buy Boring?” aims to make Etsy top-of-mind among consumers in the United States and the United Kingdom, and “Etsy Has It” is designed to drive brand awareness in Germany.
◦These campaigns continued to drive meaningful improvement in Etsy brand metrics such as prompted and unprompted awareness, an acceleration in Etsy App downloads, and we believe contributed to an uptick in new shop openings in all three geographies.
•We further adopted organic social strategies which are showing strong traction and increased buyer engagement including: user generated content and seller videos, as well as creator collaborations focused on supporting independent makers from under-represented communities. To date, we’ve seen our influencer collections deliver above average order value and strong awareness, engagement, and frequency.
•We redesigned our marketing emails to feature more accessible and responsive designs, and created new campaigns that utilized our improved CRM capabilities and App Push notifications to promote flash sales, remind buyers of favorite shops, and send updates to lapsed Etsy app users.
•We launched Etsy coupons, a highly targeted approach to driving engagement among select buyers. These are Etsy-funded promotions that buyers can redeem when purchasing any item from a shop using Etsy Payments.

Impact Pillars: We continued to make progress on our Impact strategy that reflects the positive economic, social, and ecological impact we want to have on the world while advancing and complementing our business strategy. Here are some highlights:

•In connection with our goal to be Net Zero by 2030, we introduced a “Shop Local” signal, a conversion-boosting initiative that provides buyers with faster delivery times while reducing shipping emissions.
•We continue to highlight underrepresented communities on our marketplace. For example, during the quarter we launched our first-ever marketing campaign highlighting our Etsy.com community of Asian American Pacific Islander sellers. In addition, we supported our Etsy.com LGBTQIA+ community in a campaign that saw high buyer engagement and drove an average of $1,800 in GMS per featured seller.
•Etsy was ranked number 20 on the 2021 Purpose Power Index of Most Purposeful Brands. Survey respondents considered companies to have an honest intention to improve the lives of people and their communities while staying committed to changing the world for the better for all of its stakeholders.
•To support India’s most vulnerable communities during the COVID-19 wave that has had a devastating impact, Etsy provided direct support to organizations delivering much needed aid.
•In February 2021 we launched a program that allows buyers in the U.S. to round up their order total to the nearest dollar and donate the difference to nonprofits that work to dismantle barriers to creative entrepreneurship. To date this program has collected over 3 million donations, well on our way to achieving our 2021 goal to raise $2 million.

Reverb is focused on these four areas in 2021- increased personalization, selling more new gear, international growth, and improving the customer experience, with the following second quarter highlights:

•We launched a premium advertising product to drive awareness and purchase intent by integrating relevant promoted content in the core buyer experiences. This product makes it easier for gear manufacturers to promote their inventory directly to a large, targeted set of buyers on Reverb.
•We launched personalized recommendations and expanded the rollout of “Gear Collections,” which now includes over 175,000 items from players across Reverb. This capability not only helps us learn more about buyers and personalize their experience, it also helps players understand how much their gear is worth and consider selling it.
•We formed a new international product team and delivered our first global-specific feature enhancements.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended June 30,		% Growth (Decline) Y/Y		Six Months Ended June 30,		% Growth (Decline) Y/Y
	2021	2020			2021	2020

	(in thousands, except percentages)
GMS	$3,041,490	$2,688,783	13.1%		$6,184,662	$4,042,074	53.0%
Revenue	$528,900	$428,737	23.4%		$1,079,546	$656,792	64.4%
Marketplace revenue	$395,463	$332,031	19.1%		$809,105	$487,952	65.8%
Services revenue	$133,437	$96,706	38.0%		$270,441	$168,840	60.2%
Gross profit	$379,931	$317,356	19.7%		$787,660	$462,995	70.1%
Operating expenses	$290,826	$198,216	46.7%		$547,918	$318,490	72.0%
Net income	$98,254	$96,425	1.9%		$242,020	$108,947	122.1%
Adjusted EBITDA (Non-GAAP)	$139,474	$150,628	(7.4)%		$323,542	$205,684	57.3%
Adjusted EBITDA margin (Non-GAAP)	26%	35%	(900)	bps	30%	31%	(100)	bps

Active sellers (1)	5,233	3,140	66.7%		5,233	3,140	66.7%
Active buyers	90,490	60,274	50.1%		90,490	60,274	50.1%
Percent mobile GMS	63%	61%	200	bps	63%	60%	300	bps
Percent international GMS	41%	32%	900	bps	41%	33%	800	bps
(1) See “Active Sellers” definition below.
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
GMS increased $352.7 million to $3.0 billion and increased $2.1 billion to $6.2 billion in the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. Supporting this growth in GMS was an increase in active sellers, driven by strong growth in both international and U.S. sellers, and an increase in active buyers as compared to June 30, 2020. As of June 30, 2021, habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, grew to 7.9 million, an increase of 115% compared to June 30, 2020. Additionally, we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended June 30,
	2021		2020

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	(14)%	14%	162%	18%
Existing Buyer GMS	19%	86%	142%	82%

	Six Months Ended June 30,
	2021		2020

	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	26%	14%	94%	17%
Existing Buyer GMS	59%	86%	90%	83%
It is difficult to predict how our business will be impacted as the COVID-19 pandemic, including recent and any future variants, runs its course and eventually abates. Our growth rate decelerated in the second quarter of 2021 as compared to the extraordinary growth experienced one year ago driven by the shift of global consumers to purchase online. Our growth rate may continue to decrease as we proceed through 2021 as compared to the significant growth experienced in the back half of 2020 due to a combination of reasons including: macroeconomic factors such as retail businesses reopening, increased consumer spending on travel and other discretionary items, the waning impact of U.S. and other government economic stimulus programs, continued contraction of mask sales, and a deceleration of new buyers, as anticipated, which may be offset to some extent by incremental GMS from our recent acquisitions.
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
During both the three and six months ended June 30, 2021, mobile GMS increased as a percentage of total GMS to approximately 63%, up from approximately 61% and 60% for the three and six months ended June 30, 2020, respectively.

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
For both the three and six months ended June 30, 2021, international GMS increased as a percentage of total GMS to approximately 41%, up from approximately 32% and 33% for the three and six months ended June 30, 2020, respectively. International GMS increased approximately 45% and 90%, respectively, in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, or 36% and 79%, respectively, on a currency-neutral basis, driven by our fastest growing international trade route, international domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. International domestic GMS grew approximately 54% and 130%, respectively in the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020, respectively.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2021	13.1%	10.2%	2.9%	53.0%	49.5%	3.5%
March 31, 2021	132.3%	127.5%	4.8%	132.3%	127.5%	4.8%
December 31, 2020	117.7%	115.2%	2.5%	106.7%	105.7%	1.0%
September 30, 2020	119.4%	117.4%	2.0%	101.1%	100.9%	0.2%
June 30, 2020	145.6%	146.7%	(1.1)%	90.8%	91.6%	(0.8)%

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, we completed our acquisitions of Depop and Elo7 in July 2021, and they will be included in our results of operations starting in the third quarter of 2021. The acquisitions are expected to provide modest incremental revenue and be modestly dilutive to our adjusted EBITDA margin. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Marketplace	$395,463	$332,031	$809,105	$487,952
Services	133,437	96,706	270,441	168,840
Total revenue	528,900	428,737	1,079,546	656,792
Cost of revenue	148,969	111,381	291,886	193,797
Gross profit	379,931	317,356	787,660	462,995
Operating expenses:
Marketing	167,474	114,707	318,678	163,212
Product development	61,753	45,233	115,459	83,015
General and administrative	61,599	38,276	113,781	72,263
Total operating expenses	290,826	198,216	547,918	318,490
Income from operations	89,105	119,140	239,742	144,505
Other (expense) income, net	(3,351)	(6,824)	3,740	(22,496)
Income before income taxes	85,754	112,316	243,482	122,009
Benefit (provision) for income taxes	12,500	(15,891)	(1,462)	(13,062)
Net income	$98,254	$96,425	$242,020	$108,947

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Marketplace	74.8%	77.4%	74.9%	74.3%
Services	25.2	22.6	25.1	25.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	28.2	26.0	27.0	29.5
Gross profit	71.8	74.0	73.0	70.5
Operating expenses:
Marketing	31.7	26.8	29.5	24.8
Product development	11.7	10.6	10.7	12.6
General and administrative	11.6	8.9	10.5	11.0
Total operating expenses	55.0	46.2	50.8	48.5
Income from operations	16.8	27.8	22.2	22.0
Other (expense) income, net	(0.6)	(1.6)	0.3	(3.4)
Income before income taxes	16.2	26.2	22.6	18.6
Benefit (provision) for income taxes	2.4	(3.7)	(0.1)	(2.0)
Net income	18.6%	22.5%	22.4%	16.6%

Comparison of Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$395,463	$332,031	$63,432	19.1%
Percentage of total revenue	74.8%	77.4%
Services	$133,437	$96,706	$36,731	38.0%
Percentage of total revenue	25.2%	22.6%
Total revenue	$528,900	$428,737	$100,163	23.4%
Revenue increased $100.2 million to $528.9 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, of which 74.8% consisted of Marketplace revenue and 25.2% consisted of Services revenue.
Marketplace revenue increased $63.4 million to $395.5 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This growth was substantially all due to an increase in the volume of GMS on our Etsy and Reverb marketplaces for the three months ended June 30, 2021 to a total of $3.0 billion, and the balance was due to pricing related to our Offsite Ads transaction fee, which was introduced in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, payments revenue grew 18.9%, transaction fee revenue increased 15.4%, and listing fee revenue increased 12.8% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the three months ended June 30, 2021, in line with the three months ended June 30, 2020.
Services revenue increased $36.7 million to $133.4 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The growth in Services revenue was primarily driven by an increase of 44.0% in on-site advertising revenue (primarily through our renamed Etsy Ads product), mainly due to higher click volume.
Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$148,969	$111,381	$37,588	33.7%
Percentage of total revenue	28.2%	26.0%
Cost of revenue increased $37.6 million to $149.0 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increased costs related to overall volume increases on our Etsy and Reverb marketplaces, including payments fees and cloud-related hosting and bandwidth costs. The increase was also due to an increase in outsourced customer support expenses as well as increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount.

Operating Expenses
We had 1,598 total employees on June 30, 2021, compared with 1,292 total employees on June 30, 2020 and 1,414 on December 31, 2020.
Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Marketing	$167,474	$114,707	$52,767	46.0%
Percentage of total revenue	31.7%	26.8%
Marketing expenses increased $52.8 million to $167.5 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing expense was largely due to increased site traffic and the shift to our Offsite Ads offering beginning in May 2020. Paid GMS was 19% of overall GMS in the three months ended June 30, 2021, compared to 21% in the three months ended June 30, 2020, which is a result of our dynamic marketing investments that adjust based on anticipated return on investment.
Product development

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Product development	$61,753	$45,233	$16,520	36.5%
Percentage of total revenue	11.7%	10.6%
Product development expenses increased $16.5 million to $61.8 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount.
General and administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
General and administrative	$61,599	$38,276	$23,323	60.9%
Percentage of total revenue	11.6%	8.9%
General and administrative expenses increased $23.3 million to $61.6 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to acquisition-related expenses associated with the Depop and Elo7 acquisitions which closed in July 2021. We expect to record additional acquisition-related expenses associated with our acquisitions of Depop and Elo7 in the third quarter of 2021. General and administrative expenses increased to a lesser extent due to employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and performance based restricted stock units, which were granted for the first time in 2021.

Other Expense, net

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other expense, net:
Interest expense	$(1,882)	$(10,026)	$8,144	(81.2)%
Percentage of total revenue	(0.4)%	(2.3)%
Interest and other income	$803	$1,732	$(929)	(53.6)%
Percentage of total revenue	0.2%	0.4%
Foreign exchange (loss) gain	$(2,272)	$1,470	$(3,742)	(254.6)%
Percentage of total revenue	(0.4)%	0.3%
Other expense, net	$(3,351)	$(6,824)	$3,473	(50.9)%
Percentage of total revenue	(0.6)%	(1.6)%
Other expense, net was $3.4 million in the three months ended June 30, 2021, which decreased $3.5 million from $6.8 million in the three months ended June 30, 2020. The decrease was primarily driven by a decrease in interest expense as a result of the adoption of Accounting Standards Update (“ASU”) 2020-06 in the first quarter of 2021 which resulted in no further amortization of the debt discount related to the Notes due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. This was partially offset by an increase resulting from unfavorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus favorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances, resulting in a foreign exchange loss in the current quarter versus a foreign exchange gain in the prior quarter.
Benefit (Provision) for Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$12,500	$(15,891)	$28,391	(178.7)%
Percentage of total revenue	2.4%	(3.7)%
Our income tax benefit and provision for the three months ended June 30, 2021 and 2020 was $12.5 million and $15.9 million, respectively.
The primary drivers of our income tax benefit for the three months ended June 30, 2021 were tax benefits from employee stock-based compensation of $19.9 million and a benefit related to research and development tax credits of $2.8 million, partially offset by tax expense of $13.5 million on income before income taxes.
The primary driver of our income tax provision for the three months ended June 30, 2020 was tax expense of $20.0 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $5.9 million.

Comparison of Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$809,105	$487,952	$321,153	65.8%
Percentage of total revenue	74.9%	74.3%
Services	$270,441	$168,840	$101,601	60.2%
Percentage of total revenue	25.1%	25.7%
Total revenue	$1,079,546	$656,792	$422,754	64.4%
Revenue increased $422.8 million to $1.1 billion in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, of which 74.9% consisted of Marketplace revenue and 25.1% consisted of Services revenue.
Marketplace revenue increased $321.2 million to $809.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This growth was substantially all due to an increase in the volume of GMS on our Etsy and Reverb marketplaces for the six months ended June 30, 2021 to a total of $6.2 billion, and the balance was due to pricing related to our Offsite Ads transaction fee, which was introduced in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was due to Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 57.9%, payments revenue increased 63.6%, and listing fee revenue increased 41.4% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in the six months ended June 30, 2021, up from 91% in the six months ended June 30, 2020, primarily due to the transition of sellers in eligible countries to the platform.
Services revenue increased $101.6 million to $270.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The growth in Services revenue was primarily driven by an increase of 65.1% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 35.1% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads, partially offset by a decrease in revenue related to the Google Shopping portion of our formerly unified on-site and offsite advertising platform. The increase in shipping label revenue was primarily driven by an increase in label volume, the majority of which is driven by the increase in GMS.
Cost of Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$291,886	$193,797	$98,089	50.6%
Percentage of total revenue	27.0%	29.5%
Cost of revenue increased $98.1 million to $291.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by increased costs related to overall volume increases on our Etsy and Reverb marketplaces, including payments fees and cloud-related hosting and bandwidth costs. The increase was also due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, as well as an increase in outsourced customer support expenses. These increases were partially offset by a decrease in costs related to the Google Shopping portion of our formerly unified on-site and offsite advertising platform. We gained leverage as cost of revenue did not increase as fast as revenue.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Marketing	$318,678	$163,212	$155,466	95.3%
Percentage of total revenue	29.5%	24.8%
Marketing expenses increased $155.5 million to $318.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing expense was largely due to the shift to our Offsite Ads offering beginning in May 2020 and increased site traffic. Paid GMS was 20% of overall GMS in the six months ended June 30, 2021, up from paid GMS of 19% in the six months ended June 30, 2020, which is primarily a result of the launch of Offsite Ads.
Product development

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Product development	$115,459	$83,015	$32,444	39.1%
Percentage of total revenue	10.7%	12.6%
Product development expenses increased $32.4 million to $115.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Additionally, we gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
General and administrative	$113,781	$72,263	$41,518	57.5%
Percentage of total revenue	10.5%	11.0%
General and administrative expenses increased $41.5 million to $113.8 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and performance based restricted stock units, which were granted for the first time in 2021. In addition, the increase was driven by acquisition-related expenses associated with the Depop and Elo7 acquisitions, which closed in July 2021. General and administrative expenses increased to a lesser extent due to increased digital service tax expenses and bad debt expense, driven by business growth. Additionally, we gained leverage as general and administrative expenses did not increase as fast as revenue.

Other Income (Expense), net

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(3,567)	$(19,993)	$16,426	(82.2)%
Percentage of total revenue	(0.3)%	(3.0)%
Interest and other income	$1,782	$5,345	$(3,563)	(66.7)%
Percentage of total revenue	0.2%	0.8%
Foreign exchange gain (loss)	$5,525	$(7,848)	$13,373	(170.4)%
Percentage of total revenue	0.5%	(1.2)%
Other income (expense), net	$3,740	$(22,496)	$26,236	(116.6)%
Percentage of total revenue	0.3%	(3.4)%
Other income, net was $3.7 million in the six months ended June 30, 2021, which increased $26.2 million from other expense, net of $22.5 million in the six months ended June 30, 2020. The increase was primarily driven by a decrease in interest expense as a result of the adoption of ASU 2020-06 in the first quarter of 2021 as there was no further amortization of the debt discount related to the Notes due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In addition, the increase was driven by favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus unfavorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances, resulting in a foreign exchange gain in the current period versus a foreign exchange loss in the prior period.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Provision for income taxes	$(1,462)	$(13,062)	$11,600	(88.8)%
Percentage of total revenue	(0.1)%	(2.0)%
Our income tax provision for the six months ended June 30, 2021 and 2020 was $1.5 million and $13.1 million, respectively.
The primary driver of our income tax provision for the six months ended June 30, 2021 was tax expense of $41.4 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $33.2 million and a benefit related to research and development tax credits of $6.6 million.
The primary driver of our income tax provision for the six months ended June 30, 2020 was tax expense of $21.3 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $10.3 million.

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
We have included Adjusted EBITDA and Adjusted EBITDA margin because they are key measures used by our management and Board of Directors to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation, and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platforms.
We believe that Adjusted EBITDA and Adjusted EBITDA margin can provide useful measures for period-to-period comparisons of our business as they remove the impact of certain non-cash items and certain variable charges.
Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except percentages)
Net income	$98,254	$96,425	$242,020	$108,947
Excluding:
Interest and other non-operating expense, net (1)	1,079	8,294	1,785	14,648
(Benefit) provision for income taxes (2)	(12,500)	15,891	1,462	13,062
Depreciation and amortization	12,985	14,171	26,065	29,334
Stock-based compensation expense (3)	27,440	16,725	47,791	30,536
Foreign exchange loss (gain) (4)	2,272	(1,470)	(5,525)	7,848
Acquisition-related expenses (5)	9,944	592	9,944	1,309
Adjusted EBITDA	$139,474	$150,628	$323,542	$205,684
Divided by:
Revenue	$528,900	$428,737	$1,079,546	$656,792
Adjusted EBITDA margin	26%	35%	30%	31%
(1)Included in interest and other non-operating expense, net is primarily non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018, September 2019, August 2020, and June 2021. The adoption of ASU 2020-06 in the first quarter of 2021 resulted in a decrease in non-cash interest expense related to the Notes as there was no amortization of the debt discount due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
(2)See “Results of Operations—Benefit (Provision) for Income Taxes” for more information on the fluctuation in (benefit) provision for income taxes in the three and six months ended June 30, 2021 and 2020.
(3)See “Note 10—Stock-Based Compensation” in the Notes to Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(4)See “Results of Operations—Other (Expense) Income, net” for more information on the fluctuation in foreign exchange loss (gain) for the three and six months ended June 30, 2021 and 2020.
(5)Acquisition-related expenses for the three and six months ended June 30, 2021 related to our acquisitions of Depop and Elo7. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Acquisitions.” Acquisition-related expenses for the three and six months ended June 30, 2020 related to our acquisition of Reverb.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $2.5 billion as of June 30, 2021. Additionally, we have $102.8 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2021, we had positive operating cash flows of $270.2 million and we expect to generate additional cash flow from operations in the remainder of 2021. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, and short- and long-term investments, and net working capital as of the date indicated:

As of June 30, 2021
(in thousands)
Cash and cash equivalents	$2,053,882
Short-term investments	430,727
Long-term investments	102,801
Total cash and cash equivalents, and short- and long-term investments	$2,587,410
Net working capital	$2,283,980
As of June 30, 2021, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our international operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of June 30, 2021 we had four outstanding series of convertible senior notes. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended June 30, 2021, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the third quarter of 2021 and holders of the 2021 Notes and 2020 Notes are not eligible to convert their Notes during the third quarter of 2021.
During the six months ended June 30, 2021, we paid $43.8 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.8 million aggregate principal amount of the outstanding 2018 Notes.
We have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At June 30, 2021, we did not have any borrowings under the 2019 Credit Agreement.
For more information on the Notes and the 2019 Credit Agreement see “Note 7—Debt” in the Notes to Consolidated Financial Statements.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, after giving effect to the funding of our acquisitions of Depop and Elo7 from existing cash and investment balances, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report.
Acquisitions
On July 2, 2021, we acquired Elo7 for approximately $217 million, subject to certain adjustments for Elo7's working capital, transaction expenses, cash and indebtedness, and reduced by the value of certain equity awards of Etsy to be granted to Elo7 employees in connection with the transaction. On July 12, 2021, we acquired Depop for approximately $1.625 billion, consisting primarily of cash and subject to certain adjustments for Depop's working capital, transaction expenses, cash and indebtedness, and certain deferred and unvested equity to be issued and granted to Depop management and employees in connection with the transaction.

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash provided by (used in):
Operating activities	$270,162	$250,095
Investing activities	(80,203)	22,732
Financing activities	625,310	(38,503)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platforms, as well as associated cost of revenue and other operating expenses. Our primary source of cash from operating activities is cash collections from our customers. Net cash provided by operating activities in each period presented has been influenced by changes in working capital.
Net cash provided by operating activities was $270.2 million in the six months ended June 30, 2021, primarily driven by cash net income of $304.2 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $34.1 million in cash, primarily driven by timing of payment of payables in the period.
Net cash provided by operating activities was $250.1 million in the six months ended June 30, 2020, primarily driven by cash net income of $211.4 million, as a result of revenue generated on our platforms and changes in our operating assets and liabilities that provided $38.7 million in cash, driven by timing of payment of payables in the period.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $80.2 million in the six months ended June 30, 2021. This was primarily attributable to net purchases of marketable securities of $71.2 million. In addition, investing activities included $9.0 million in capital expenditures, including $7.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platform.
Net cash provided by investing activities was $22.7 million in the six months ended June 30, 2020. This was primarily attributable to net sales of marketable securities of $25.0 million. This was partially offset by $2.3 million in capital expenditures, including $2.0 million for website development and internal-use software.
Net Cash Provided by (Used in) Financing Activities
Our primary financing activities include proceeds from the issuance of convertible notes, settlement of convertible senior notes, repurchases of common stock, payments related to capped call transactions, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash provided by financing activities was $625.3 million in the six months ended June 30, 2021. This was primarily attributable to proceeds from issuance of the 2021 Notes of $1.0 billion and proceeds from the exercise of stock options of $8.0 million, partially offset by stock repurchases of $180.0 million, payments of $85.0 million for the 2021 Capped Call Transactions, payment of tax obligations on vested equity awards of $56.5 million, the conversion of $43.9 million of the Notes, and payment of debt issuance costs of $12.6 million.
Net cash used in financing activities was $38.5 million in the six months ended June 30, 2020. This was primarily attributable to the January 2020 stock repurchase of $25.0 million, payment of tax obligations on vested equity awards of $10.6 million, and payments on finance lease obligations of $4.9 million, partially offset by proceeds from the exercise of stock options of $12.2 million.
Off Balance Sheet Arrangements
As of June 30, 2021, we had no off balance sheet arrangements.

Contractual Obligations
In June 2021, we issued the 2021 Notes, see “Note 7—Debt” in the Notes to Consolidated Financial Statements for more information. Additionally, in June 2021 we entered into a 5-year contractual commitment for cloud-based services with an aggregate future minimum payment obligation of $525.0 million, which includes escalating commitments each contract year. As of June 30, 2021, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the ongoing COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear; however we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Our actual results could differ from these estimates.
Except for changes resulting from updates to expected volatility and expected term assumptions used to determine the fair value of our stock options under the Black-Scholes option-pricing model, see “Note 10—Stock-Based Compensation” in the Notes to Consolidated Financial Statements, and the issuance of performance based restricted stock units and the adoption of ASU 2020-06 during the first quarter of 2021, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, there have been no significant changes to our critical accounting policies and estimates included in our Annual Report.
Recent Accounting Pronouncements
For information regarding our recently adopted accounting pronouncements, please refer to “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2021, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency over the past year. Our revenue growth may not be sustainable. While our GMS and revenue grew in the second quarter of 2021 as compared to the second quarter of 2020, our Adjusted EBITDA in the second quarter of 2021 was lower than in the second quarter of 2020 and our rate of GMS and revenue growth decelerated and may continue to decelerate as the COVID-19 pandemic runs its course and eventually abates, retail businesses reopen, and as the prior year comparison periods reflect our significant growth during the last nine months of 2020 and the first quarter of 2021. Even if our revenue continues to grow on a period over prior year period basis, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our current and future growth.
Our rapid growth has and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce questionable intellectual property rights. Our increased visibility may also lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations.
If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may continue to decelerate for a number of reasons, including the abatement of COVID-19 pandemic and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
We expect that COVID-19 and its economic and social impacts will continue to affect our business in 2021. While the rollout of COVID-19 vaccines has begun, the timing and speed of vaccination rollouts and lifting of shelter in place requirements and movement restrictions varies from location to location, is evolving, and to varying degrees across locations remains unknown. We continue to experience the uncertainty caused by the COVID-19 pandemic, including by the spread of variant strains of COVID-19, and its potential impact on the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. In addition, the COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, and have at points adversely affected, and could again adversely affect demand for products sold in our marketplaces. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has also disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our GMS and revenue could be negatively impacted.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures, stimulus checks, and emerging categories such as face masks. However, we have seen demand for certain items, like handmade masks, diminish significantly with the rollout of the vaccine, and as medical grade masks become widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns when the pandemic abates. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and stimulus checks. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
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
The uncertainty around the duration of business disruptions and the timing of vaccine rollouts, herd immunity and the lifting of remaining shelter in place restrictions in the United States and other areas of the world and consumers’ responses to these developments may adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the pandemic. The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity in various locations, the timing of further relaxation or elimination of movement and travel restrictions, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of adverse market conditions due to the COVID-19 pandemic and the re-opening of traditional brick and mortar retail and other options for discretionary spending as and when restrictions on movement are loosened further or entirely removed, the impact or the waning of the impact of any government stimulus package, the seasonality of market transactions, and our sellers’ use of services;
•our ability to convert visits into sales for our sellers;
•the amount and timing of our operating expenses;
•our success in attracting and retaining sellers and buyers;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts;

•the success of our acquired businesses, such as Depop and Elo7, each of which we acquired in July 2021, and Reverb, which we acquired in 2019;
•our ability to integrate Depop and Elo7 and implement our “House of Brands” strategy;
•adverse economic and market conditions, including those related to the current COVID-19 pandemic, currency fluctuations, rapidly rising inflation, and adverse global events;
•disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platforms;
•the impact of competitive developments and our response to those developments;
•our ability to manage our business and future growth; and
•our ability to recruit and retain employees.
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the current COVID-19 pandemic, consumer spending patterns, and the impacts of the reopening of the offline economy and lessening or elimination of restrictions on movement. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
On August 4, 2021, we provided guidance for the third quarter of 2021. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly as vaccines become widely rolled-out and restrictions on movement are lifted, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and the impacts of reduced movement or the removal of restrictions on movement, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic or its abatement, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, resumption of freedom of movement in various regions and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic or its abatement will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of COVID-19, the efficacy of a vaccine, and the timing and impact of the easing of restrictions on movement, we may continue to provide more limited quarterly guidance, as we did in 2020 and the first two quarters of 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation could suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists.
In addition, we have experienced in the past, and may experience in the future, technology disruptions, cyber incidents, and security breaches, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. As in the past, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.
Our security and access controls for our systems may not be adequate, which may heighten the risk of a cyber attack or security breach. Among other things, our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. As in the past, employees or service providers may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents on which we must then expend effort and expenses to correct.
As we have moved to a fully remote work environment due to the COVID-19 pandemic, and as the industry generally moves to online remote infrastructure for core work, we and our partners may be more vulnerable to cyber attacks. Cyber attacks could also result in the theft of our intellectual property or user data.
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, notice to users and reporting to regulators vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss, compromise, or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices, or, as in the past, experience a cyber incident or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers have moved to a remote work environment and may, as a result, be more vulnerable to cyber attacks.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience and functionality of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third party mechanisms, such as app stores, and may need to comply with third party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for Etsy.com.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we have migrated Etsy.com’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb, Depop, and Elo7 rely on Amazon Web Services for some business operations, and those marketplaces are thus subject to analogous risks.
The trustworthiness of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
We are focused on ensuring that our marketplaces embody our mission and values, and that we deliver trust and reliability throughout the buyer and seller experiences. Our reputation and brands depend, in part, upon our ability to maintain trustworthy marketplaces, and also upon our sellers, the quality of their offerings, their adherence to our policies, and their ability to deliver a trusted purchasing experience. We view the trustworthiness and reliability of our marketplaces, as well as the connections we foster in our buyer/seller communities, to be cornerstones of our business and key to our success. Many things could undermine these cornerstones, such as:
•complaints or negative publicity about us, our platforms, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•an inability to gain the trust of prospective buyers;
•disruptions or defects in our marketplaces, privacy or data security incidents, website outages, payment disruptions or other incidents that impact the reliability of our platforms;
•lack of awareness of our policies or confusion about how they are applied;
•changes to our policies that members of our communities perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
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
•a failure to respond to feedback from our communities; or
•a failure to operate our business in a way that is consistent with our guiding principles and mission.
Creating trusted brands is one of the key elements of our strategy. In particular, we are focused on enhancing the customer experience for both sellers and buyers. We continue to evolve our offerings and invest to improve our customer experience on our marketplaces. If our efforts are unsuccessful, or if our customer service platforms or our trust and safety program fails to meet our requirements, legal requirements, or our customers’ requirements, we may need to quickly invest significant additional resources. If we are unable to do so, our ability to maintain trustworthy marketplaces, attract buyers and sellers, and maintain our trusted brands, could be harmed.
Our business, financial performance and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The pandemic fueled an unprecedented increase in the growth of new buyers and reactivated lapsed buyers, although we have seen the growth rate decline on a year over year basis. We have also seen a higher than recent historic growth rate of new sellers. If we lose a significant number of those buyers, or sellers, due to the abatement of pandemic restrictions or otherwise, our financial performance and growth could be harmed.

Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at 2020 levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. A shift in trends away from socially-conscious consumerism or unique or vintage goods, could also make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue, or reverses when the COVID-19 pandemic abates and as restrictions on movement are further lifted. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, most policies, products and product descriptions, shipping and returns. As a result, we may not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. Similarly, we occasionally identify sellers who are unable to fulfill orders in a time frame or manner consistent with buyer expectations. Trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. For example, a subset of sellers who offered cloth masks during 2020 may have experienced periods of high activity beyond their ability to fulfill as a small business. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective.
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
As our marketplaces grow, our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. While we regularly update our processes for handling complaints and detecting policy violations, these processes are by their nature imperfect in a dynamic, quickly growing marketplace, and include risk to us, our sellers, and our buyers from both under-enforcement and over-enforcement.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could have similar results. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. While we take steps such as requiring reserves, including to cover such reimbursements, from some sellers based on indicia they may not be able to fulfill orders, we may not be able to recover the funds we expend for those reimbursements. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, a small number of countries continue to experience delays in shipping due to the COVID-19 pandemic but the spread of the Delta or other variants could cause shipping delays to become more widespread. If buyers have a negative purchase experience, whether due to delay or other reasons, our reputation could be damaged.
Our business depends on third party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.
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
Our business depends on continued and unimpeded access to third party services, platforms and infrastructure that we rely upon to maintain and scale our platforms.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps.
Internet service providers or mobile network operators could also attempt to charge us for providing access to our platforms. In addition, we could face discriminatory or anticompetitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business.
Outside of the United States, it is possible that governments of one or more countries may seek to censor content available on our platforms or may even attempt to block access to our platforms. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
Buyers on our Etsy and Reverb marketplaces primarily pay for purchases using our payments services, i.e., Etsy Payments and Reverb Payments (only available in the United States), or PayPal, and in the United States, may pay in installments with Klarna. Our marketplaces utilize various third party payment processors: International buyers pay for purchases on Reverb using Ayden; buyers on Depop use Stripe or PayPal; and buyers on Elo7 use MoIP. In the United States and other countries where our payments services are available, our sellers accept various forms of payments such as credit cards, debit cards, gift cards, PayPal, Google Wallet, and Apple Pay. We plan to invest ongoing internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
We rely upon third-party service providers to perform key components of our payments platforms, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, and fraud analysis. If these service providers do not perform adequately, or if our relationships with these service providers were to change or terminate, it could negatively affect our sellers’ ability to receive orders or payments, our buyers’ ability to complete purchases, and our ability to operate our payments program, including maintaining certain compliance measures, including fraud prevention and detection tools. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brands and business. If we (or a third-party payment processor) suffer a security breach affecting payment card information, we could be subjected to fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for our services and our sellers’ goods and services.
In addition, we and our third-party service providers may experience service outages from time to time that negatively impact payments on our platforms. We have in the past experienced, and may in the future experience, such payments-related service outages and, if we are unable to promptly remedy or provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses, or those of our sellers, could increase, and it could negatively impact our sellers’ businesses or our business.

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
We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our sellers, which may negatively impact payments on our platforms, usage of our payments services, and our marketplaces.
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
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the six months ended June 30, 2021, approximately 75% of our GMS was denominated in U.S. dollars.
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
Our ability to attract, retain, and motivate a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and motivate our employees, from our office administrators to our engineers, to our management team, who share our dedication to our communities and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment. We may not meet our impact goal of building diverse and inclusive workforces that are broadly representative of their communities.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to accelerate GMS growth in the future;
•continuing ability to offer competitive compensation and benefits;
•evolving expectations regarding the ability to work remotely;
•enhancing engagement levels among existing employees and supporting their work-life balance;
•attracting high quality talent in a timely fashion;
•retaining qualified employees who support our mission and guiding principles, including employees of recently acquired companies such as Depop and Elo7, and continuing to do so in a remote or hybrid work environment;
•continuing to find promotion opportunities to retain key employees for leadership positions;
•hiring employees in multiple locations globally, and building a diverse equitable and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, particularly in New York City, San Francisco, Dublin, and Chicago, is challenging and may be challenging in London, Sao Paulo, and Mexico City as well, as competition for engineering talent continues to increase rapidly. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, particularly in this volatile macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
Our employees are currently almost fully remote. As stay-at-home orders and movement restrictions are lifted and we contemplate reopening our offices, we are planning to migrate towards a hybrid work model where some of our employees may remain fully remote and others may return to our offices two or more days a week. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. If we do move to a more remote work model, it may negatively impact our company culture.
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
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. From time to time we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
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
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital services taxes, or online sales taxes. In 2021, the administration of President Joseph R. Biden, released the Greenbook that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, or as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.

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
For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms. In evolving areas such as platform products liability, recent decisions such as McMillan v. Amazon in Texas, and Loomis v. Amazon and Bolger v. Amazon in California, suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks. Finally, while some sellers on our platforms may be insured for some or all of these risks, many small businesses do not carry any or sufficient insurance, and, even if a seller is insured, the insurance may not cover the relevant loss.

These factors may lead to increased costs for insurance, our increased liability, increased liability or requirements on sellers on our platforms, changes to our marketplaces or business model, or other damage to our brands and reputation.
Strategic Risks Related to Our Business and Industry
We face intense competition and may not be able to compete effectively.
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. To be successful, we need to attract and retain sellers and buyers. As a result, we face competition from a wide range of online and offline competitors.
We compete for sellers with marketplaces, retailers, and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on the Etsy marketplace, a seller can list her goods with online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook, Instagram, and TikTok. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise. We similarly compete for sellers on our other marketplaces, Depop, Reverb, and Elo7, which sellers may list their goods with online retailers such as Vinted, ThredUp, or Poshmark, in the case of Depop, Sweetwater, in the case of Reverb, or MercadoLibre, in the case of Elo7, among others, or sell through other venues, marketplaces, retailers, or commerce channels.
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels, such as BigCommerce, Wix, and Shopify.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value and awareness of our brands;
•effectiveness of our marketing;
•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services, which support a seller in running her business;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. As pandemic-related restrictions on movement continue to ease, competition may intensify as buyers return to traditional brick and mortar retail stores.
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth and quality of items that sellers list in our marketplaces;
•the ease of finding items;
•the value and awareness of our brands;
•the person-to-person commerce experience;
•customer service;

•our reputation for trustworthiness;
•the effectiveness of our mobile apps;
•the availability of timely, fair, and free shipping offered by sellers to buyers;
•ease of payment;
•localization and experiences targeted based on regional preferences, and
•the availability and reliability of our platforms.
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
Depop’s growth and profitability depends on its ability to attract new buyers and sellers, expand internationally and to compete effectively in new and existing markets.
Depop provides an online platform for resale of used and vintage apparel and accessories. To grow GMS and profitability, Depop must grow its active seller and buyer communities in the United States and the United Kingdom, expand into new geographies, and compete effectively in the increasingly competitive resale sector.
The markets for resale and secondhand items are highly competitive. In addition, Depop competes with vendors of new and secondhand items, including branded goods stores, local, national, and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, and resale sellers specializing in niche or narrow categories, as well as online marketplaces that may offer the same or similar goods and services that Depop offers. Competitors offering secondhand apparel include other online marketplaces, such as eBay, Vinted, ThredUp, Poshmark, and The RealReal; large online and traditional retailers such as Amazon, H&M, Kohl’s, and Walmart; and off-price retailers, such as Burlington Stores, Ross Stores, and The TJX Companies. We believe Depop’s ability to compete depends on many factors, many of which are beyond its control, including:
•attracting and retaining active buyers and sellers and increasing the volume of secondhand items they buy and sell;
•sellers offering a broad selection of desirable and high-quality secondhand items on Depop’s marketplace;
•continuing appeal of secondhand fashion to Gen Z and other demographics;
•growing favorable brand recognition in new and existing markets;
•the speed and cost at which Depop sellers ship purchased items to buyers; and
•the ease with which Depop buyers and sellers can purchase, supply, and return secondhand items.

As resale markets continue to evolve and expand, we anticipate competition in this sector to increase. Moreover, consumer preferences may change, or growth in consumer demand for used items may decelerate or even decrease, and buyers may not purchase through Depop’s marketplace as frequently or spend as much with Depop sellers as they have historically. Relatedly, an inability to attract and retain buyers could harm our ability to attract and retain sellers, who may decide to resell their items through alternative platforms or marketplaces.
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platforms may become inadequate or obsolete, and the cost of incorporating new technologies into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platforms, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
Conversion rates differ between web, mobile web, and mobile app traffic. If visits to our platforms from sources with lower conversion rates (such as mobile web for the Etsy.com marketplace) were to increase as a percentage of overall visits, it could adversely impact our conversion rate and reduce GMS on our platforms which could adversely affect our business, financial performance, and growth.
The success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
•policy changes that interfere with, add tolls to, or otherwise limit our ability to provide users with a full experience of our platforms, such as for our mobile apps or social network presence;
•unfavorable treatment received by our platforms, especially as compared to competing platforms, such as the placement of our mobile apps in a mobile app download store;
•increased costs to distribute or use our platforms via mobile apps, social networks, or established search and advertising systems;
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
We are focused on growing our business both inside and outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. Operating outside of the United States also requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets.
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
Our success outside the United States also depends upon our ability to attract sellers and buyers from the same countries in order to enable the growth of local markets. An inability to develop our communities globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, non-U.K. consumers may be less familiar with Depop, or find the listed items less appealing, than consumers in the United Kingdom and non-Brazilian consumers may be less familiar with Elo7, or find the listed items less appealing, than consumers in Brazil.
Continued international expansion may also require significant financial investment. For example, Etsy has made initial investments to explore growth opportunities in India, a dynamic market where we have limited operating experience and acquired Elo7 which extends Etsy’s reach in Latin America. To facilitate continued international expansion, we plan to invest in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring additional companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
Our recent acquisitions of Depop and Elo7 may create strains on our management, technology and operational resources and may prove to be costlier and take longer to integrate than we anticipate which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
We expect that our acquisitions of Depop and Elo7 will continue to require significant attention and resources from our management team and workforce, including our technology, operations, accounting, and human resource units. Devoting resources to the integration of Depop and Elo7 means that these resources will be redeployed to varying degrees from their normal day-to-day activities supporting existing Etsy functions. This could impair our effectiveness and efficiency in serving existing Etsy sellers and buyers and may have an adverse impact on our financial condition or results of operations. For example, to the extent our products and marketing teams are involved in supporting Depop and Elo7, they may be unable to devote sufficient time to product and marketing efforts relating to the Etsy.com and Reverb marketplaces which may materially impact our business, growth, or results of operations.
We incurred substantial transaction fees and costs in connection with our acquisitions of Depop and Elo7 and may experience difficulty in realizing the expected benefits of the acquisitions.
We incurred significant non-recurring expenses in connection with our acquisition of Depop and, to a lesser extent, our acquisition of Elo7, including legal, accounting, filing, financial advisory, and integration planning and other expenses. Additionally, while we intend to operate Depop and Elo7 as stand-alone marketplaces, we may continue to incur significant expenses as we invest to grow their respective businesses and implement public company compliance policies and procedures (including effective internal control over financial reporting and disclosure controls and procedures, as well as information privacy controls).
Also, the success of the Depop and Elo7 acquisitions will depend, in part, on our ability to apply Etsy’s technological, marketing, and operational expertise to help scale their growth in a profitable, efficient, and effective manner, including maintaining relationships with their respective sellers, buyers, and third party service providers. Because our business and the Depop and Elo7 businesses differ in certain respects, we may not be able to manage these businesses smoothly or successfully and may experience difficulty in realizing the expected benefits of the acquisitions.
Potential difficulties that may be encountered include the following:
•the loss of key employees;
•challenges in executing on Depop’s and Elo7’s business plans; and
•potential unknown liabilities, unforeseen expenses, and other complexities associated with integrating Depop and Elo7 into and managing our “House of Brands.”
If we are unable to successfully integrate Depop and Elo7 into our “House of Brands” strategy, we may be unable to realize the benefits we expect to achieve as a result of these acquisitions. As a result, our business, growth and/or results of operations could be adversely affected.
We may have limited redress with respect to claims under the Depop and Elo7 acquisition agreements.
The agreements pursuant to which we acquired Depop and Elo7 contain representations, warranties, and covenants that are customary for transactions of their nature, as well as limitations on the obligations and liabilities of the former equityholders of Depop and Elo7, as applicable, including in the case of the Depop acquisition, no recourse directly against Depop’s former shareholders for a breach of the business-related representations and warranties. In connection with the Depop acquisition, we have obtained customary representation and warranty insurance to insure against losses that may arise from breaches of certain representation and warranties included in the Depop acquisition agreement, which policy is itself subject to specified limitations and exclusions. There can be no assurance that, in the event of a claim made in connection with the Depop acquisition, the policy would cover the relevant losses, nor can there be any assurance that the proceeds that are recoverable under the policy (if any), in the case of the Depop acquisition, or the proceeds that are recoverable from the indemnity escrow, in the case of the Elo7 acquisition, would be sufficient to compensate us for any losses incurred. Therefore, we may have no or limited recourse with respect to claims for breach of the representations, warranties, covenants, or other provisions contained in the Depop and Elo7 acquisition agreements which could adversely affect our financial condition and results of operations.
The due diligence undertaken by us in connection with the Depop and Elo7 acquisitions may not have revealed all relevant considerations or liabilities of Depop and/or Elo7, which could have an adverse effect on our financial condition or results of operations.
Although we conducted due diligence in connection with our acquisitions of Depop and Elo7, we cannot assure you that this due diligence revealed all relevant facts necessary to fully evaluate Depop and Elo7. Furthermore, the information provided during due diligence may have been incomplete, inadequate, or inaccurate. As part of each due diligence process and our evaluation of the relevant opportunity, we also made subjective judgments regarding the results of operations, financial condition, and prospects of Depop and Elo7. If the due diligence investigation failed to correctly or completely identify material issues and liabilities that may be present in Depop or Elo7, or if we considered certain risks to be commercially acceptable relative to the respective opportunity, we may incur substantial, unexpected, or greater than anticipated expense should such issues, liabilities, or risks materialize. In addition, we may be subject to significant, previously undisclosed liabilities of Depop and Elo7 that were not identified during due diligence and that could contribute to poor financial or operational performance and have an adverse effect on our financial condition and results of operations.

We may expand our business through additional acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired a number of businesses in the past, including our recent acquisitions of Depop and Elo7 in July 2021, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions or any partnerships, and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Any future acquisitions or partnerships may result in unforeseen operational difficulties and expenditures associated with:
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
We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions or partnerships could be viewed negatively by analysts, investors, or the members of our communities.
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
Our marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing, display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they undertake actions inconsistent with our brands and values.
Additionally, we invest significantly in brand advertising via channels such as television and digital video advertising. If we do not produce effective content or purchase effective air time and placement for that content, it could fail to deliver a return on our investment, and damage our brands and/or business. Many of our marketing efforts include our sellers and products from their shops selected via automated systems. These automated systems may not always operate effectively. While both our manual and automated systems have tools and procedures designed to account for our and our partners’ policies, despite our best efforts, we may inadvertently include in our marketing efforts sellers or their products inconsistent with our policies, brands and values, which could result in failure to deliver a return on our investment, media or regulatory scrutiny, and damage to our brands and/or business.
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

We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems, may impact the effectiveness of our marketing efforts because we may reach a smaller audience, fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), and additional laws being passed or considered in U.S. States and countries throughout the world may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
Some providers of consumer devices, mobile or desktop operating systems, and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platforms. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
Enforcement of our marketplace policies may negatively impact our brands, reputation, and/or our financial performance.
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party and expect to maintain and enforce similar policies at Depop and Elo7 once we have integrated Depop and Elo7 into our marketplace policy program. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, it could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Similarly, the tools and processes in place with respect to Etsy’s recently acquired marketplaces, Elo7 and Depop, are not as sophisticated or mature as those used by Etsy. Shortcomings and errors in our ability to enforce our policies across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
•we may choose to limit or prohibit the sale of items in our marketplaces based on our policies, even though we could benefit financially from the sale of those items;
•from time to time, we may revise our policies in ways that we believe will enhance trust in our platforms, even though the changes may be perceived unfavorably, such as updates to the way we define handmade.
We are subject to risks related to our environmental, social and governance activities and disclosures.
We have developed an Impact strategy that focuses on leveraging Etsy’s core business to generate value for our communities and stakeholders through positive economic, social, and ecological efforts (our “ESG metrics”). Our Impact strategy aims to create more economic opportunity for our stakeholders, ensure equitable access to the opportunities we create, and build long-term resilience by fostering responsible resource use and reducing our carbon footprint. We have also elected to publicly share these ESG metrics and include them in our Annual Report on Form 10-K, and, as a result, our business may face heightened scrutiny for these activities. See “Business—Our Impact Strategy and Progress.” While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws.
If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we fail to act responsibly in the areas in which we report and demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
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
Our ability to execute our strategy, including our “House of Brands” strategy, is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth.
We may need additional capital, which may not be available to us on acceptable terms or at all.
We believe that our existing cash and cash equivalents and short-term investments (including the proceeds from the 2021 Notes offering), together with cash generated from operations, after giving effect to the funding of our acquisitions of Depop and Elo7 from existing cash and investment balances, will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures, repurchasing our stock, or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”) and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended June 30, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the third quarter of 2021. See “Note 7—Debt” in the Notes to Consolidated Financial Statements for more information on the 2018 Notes and 2019 Notes.
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
Our brands may be harmed if third parties or members of our communities use or attempt to use our marketplaces as part of their illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. Etsy expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. We also expect our suppliers to comply with our Supplier Code of Conduct. We expect that once we fully integrate Depop and Elo7 into our supply chain management program, Depop and Elo7 suppliers will also be subject to the Supplier Code of Conduct. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
We may be subject to claims that items listed by sellers in our marketplaces are counterfeit, infringing, illegal, harmful or otherwise violate our policies.
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
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States.
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures, and with regulators. These safe harbors and court rulings, including analogous ones in other state and international jurisdictions, may change unfavorably. Moreover, changes focused on actions by very large platforms that perform retailer-like functions may directly or indirectly also impact us, our sellers, buyers and vendors.

Proposed laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as platforms for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platforms, we could face regulatory, civil, or criminal penalties. As in the past, claims by third-party rights owners could require us to pay damages or refrain from permitting any further listing of the relevant items. These types of claims could seek substantial damages or force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
We may be involved in litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms and/or how our business operates.
In addition to intellectual property claims, we may become involved in other litigation matters, including consumer protection, product liability, security and privacy, commercial, or shareholder derivative lawsuits, either individually or, where available, on a class-action basis. We may become subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our Etsy marketplace platform that items offered by sellers on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make substantive medical or health claims, we may nevertheless be subject to claims based in whole or in part on the actions of sellers in violation of that directive.
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
We limit certain claims against us under our Terms of Use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdiction courts, and may have reduced or no enforceability in some jurisdictions. If these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
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

In the European Union, the GDPR contains strict requirements for processing the personally identifiable information of individuals residing in the European Economic Area (“EEA”), Switzerland and (in a form frozen as of December 31, 2020 and as further separately domestically amended), the United Kingdom. The GDPR seeks to harmonize the data protection regulations throughout these jurisdictions. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the European Union, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and email marketing, compliance requirements related to our sellers, vendors and third parties, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide communities of sellers. We may experience difficulty retaining or obtaining new E.U. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
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
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements may introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland may similarly be deemed insufficient. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”), continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and its subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. For example, transfers with the United Kingdom might be deemed inadequate after its departure from the European Union and European

Economic Area and require substantial expense and resources to comply with based upon adequacy mechanisms such as SCCs. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
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
Our sellers and vendors may be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber incident or security breach could lead to claims by members of our communities, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
Expanding our operations in Latin America and India may expose us to additional risks.
We recently acquired Elo7 which currently operates principally in Brazil and we additionally recently opened offices in Mexico and India. Each of these jurisdictions has legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. In addition, the timing and impact of the COVID-19 pandemic has been materially different from jurisdiction to jurisdiction and COVID-19 levels currently remain very high in Brazil and India. If we are unable to manage these risks, it could adversely affect our business, financial performance, and growth. Further, the success of our Elo7 marketplace may be adversely affected by macroeconomic, social, and political conditions prevailing in Brazil and Latin America. Decreases in the growth rate, periods of negative growth, increases in inflation, persistent deflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange and capital controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws, and regulations and other political, economic, or regulatory developments in or affecting Brazil and/or other parts of Latin America may affect the overall business environment and may, in turn, adversely impact Elo7’s financial condition and results of operations in the future or create obstacles to the successful integration of Elo7 into Etsy.

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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the recently enacted American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and our sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
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
Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. For example, as described elsewhere in these Risk Factors, laws relating to privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements that are applicable to Etsy and its marketplaces.
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas or other third parties that nonetheless indirectly or unintentionally impact us, our sellers or our vendors. For example, the European Union’s recent e-Copyright in the Digital Single Market Directive and Platform to Business Regulation, and pending Digital Services Act (DSA) and Digital Markets Act (DMA), may impact us directly, as well as impacting our sellers and vendors. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms for third party user content under intellectual property laws such as the Digital Millennium Copyright Act § 512 et. seq., or user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230) and our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or ongoing compliance hurdles on both us and our sellers. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
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
We may be subject to intellectual property claims, which, even if untrue, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that they claim cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
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
We are subject to the terms of open source licenses because our platforms incorporate, and we contribute to, open source software, potentially impairing our ability to adequately protect our intellectual property.
The software powering our platforms incorporates software covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses.
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platforms, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
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
The United Kingdom is one of our core markets. We continue to monitor post-Brexit developments so that we may adjust our business and operations as appropriate with the goal of continuing to provide services to our U.K. and E.U. buyers and sellers. A failure by the United Kingdom and the European Union to smoothly implement the trade agreement or to negotiate favorable arrangements governing cross-border services and trade, and ongoing uncertainty with respect to potential divergent regulatory standards, however, could significantly increase friction on cross-border trade involving U.K. buyers and sellers or reduce the number of sellers on our platforms offering products between the United Kingdom and the European Union. It may also result in additional operational, financial, regulatory, and compliance costs to us as well as decreased revenue, all of which could adversely affect our business.

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
For example, since January 1, 2020, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $244.58 through July 30, 2021. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during the current COVID-19 pandemic, currency fluctuations, and market conditions in our industry and those affecting members of our communities;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the third quarter of 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 7—Debt” in the Notes to Consolidated Financial Statements for more information on the Notes.
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
Our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million of our common stock. In addition, in connection with issuance of the 2021 Notes, our Board of Directors approved the repurchase of $180.0 million of our common stock and we used approximately $180.0 million of the net proceeds from the offering to repurchase approximately 1.1 million shares of our common stock at a purchase price equal to $170.21 (the last reported sale price per share of our common stock on June 8, 2021). There can be no assurance that either the June 2021 stock repurchases or any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
April 1 - 30, 2021 (1)	182,178	$208.20	$—	$250,000
May 1 - 31, 2021 (1)	11,308	198.79	—	250,000
June 1 - 30, 2021 (1) (2)	1,066,777	170.15	—	250,000
Total	1,260,263	175.91	$—	250,000
(1)The total number of shares purchased includes 202,748 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)In June 2021, we repurchased approximately 1.1 million shares of our common stock for approximately $180.0 million. This repurchase was separate from the stock repurchase plan approved by the Board of Directors in December 2020 and discussed in footnote 3 below. For more information see “Note 9—Stockholders’ Equity” in the Notes to Consolidated Financial Statements.
(3)In December 2020, our Board of Directors approved a new stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date. No purchases were made pursuant to this program in the second quarter of 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
		Form	File No.		Filing Date
2.1*	Agreement for the Sale and Purchase of the Share Capital of Depop Limited					X
4.1	Indenture, dated as of June 11, 2021, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36911	4.1	6/11/2021
4.2	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36911	4.2	6/11/2021
10.1	Form of Confirmation for 2021 Capped Call Transactions	8-K	001-36911	99.1	6/11/2021
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X
* Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential. Information that was omitted has been noted in this document with a placeholder identified by the mark “[***]”.
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

ETSY, INC.
Date: August 4, 2021	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)