Form 10-Q
period 2021-09-30
ETSY INC
filed 2021-11-04
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-36911
__________________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware			20-4898921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

117 Adams Street	Brooklyn,	NY	11201
(Address of principal executive offices)			(Zip code)
(718) 880-3660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock	$0.001 par value per share	ETSY	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of October 29, 2021 was 126,780,745.

Part I - Financial Information
6	Item 1.	Consolidated Financial Statements (Unaudited)
13		Notes to Consolidated Financial Statements
33	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
53	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
53	Item 4.	Controls and Procedures

Part II - Other Information
54	Item 1.	Legal Proceedings
54	Item 1A.	Risk Factors
85	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
85	Item 3.	Defaults Upon Senior Securities
85	Item 4.	Mine Safety Disclosures
85	Item 5.	Other Information
86	Item 6.	Exhibits
87		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “non-U.S. GMS,” “mobile GMS,” and “currency-neutral GMS growth.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information relating to our opportunity; the impact of our “Right to Win” strategy and levers for growth, marketing, and product initiatives and investments on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the impact of our Offsite Ads offering on our future financial performance; our plans for acquisitions and strategic investments, our “House of Brands” strategy, including integration of our recent acquisitions of Depop and Elo7, and their potential impact on our growth and results of operations; our intended economic, social and ecological impacts; and the uncertain impacts that the COVID-19 pandemic or its eventual abatement may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows, on changes in overall levels of consumer spending, on e-commerce generally, and on volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would” or similar expressions and derivative forms and/or negatives of those terms.
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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Quarterly Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic may amplify many of these risks.
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
•The ongoing COVID-19 pandemic is unprecedented and has impacted, and the pandemic and its eventual abatement may continue to impact, our GMS, and could impact our results of operations in numerous ways that remain volatile and unpredictable.
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
•We have been involved in, and in the future may be involved in, litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms and how our business operates.
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$619,402	$1,244,099
Short-term investments	197,430	425,119
Accounts receivable, net of expected credit losses of $9,402 and $9,757 as of September 30, 2021 and December 31, 2020, respectively	23,884	22,605
Prepaid and other current assets	68,936	56,152
Funds receivable and seller accounts	167,682	146,806
Total current assets	1,077,334	1,894,781
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $144,916 and $158,771 as of September 30, 2021 and December 31, 2020, respectively	198,902	112,495
Goodwill	1,385,214	140,810
Intangible assets, net of accumulated amortization of $42,598 and $25,705 as of September 30, 2021 and December 31, 2020, respectively	613,104	187,449
Deferred tax assets	103,809	115
Long-term investments	90,350	39,094
Other assets	28,084	24,404
Total assets	$3,502,138	$2,404,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,367	$40,883
Accrued expenses	245,300	232,352
Finance lease obligations—current	8,757	8,537
Funds payable and amounts due to sellers	167,682	146,806
Deferred revenue	12,518	11,264
Other current liabilities	23,383	14,822
Total current liabilities	471,007	454,664
Finance lease obligations—net of current portion	38,700	44,979
Deferred tax liabilities	94,158	58,481
Long-term debt, net	2,274,351	1,062,299
Other liabilities	90,300	41,642
Total liabilities	2,968,516	1,662,065
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 126,503,754 and 125,835,931 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	127	126
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2021 and December 31, 2020)	—	—
Additional paid-in capital	624,374	883,166
Accumulated deficit	(21,467)	(146,819)
Accumulated other comprehensive (loss) income	(69,412)	5,951
Total stockholders’ equity	533,622	742,424
Total liabilities and stockholders’ equity	$3,502,138	$2,404,489
The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$532,429	$451,478	$1,611,975	$1,108,270
Cost of revenue	153,660	120,168	445,546	313,965
Gross profit	378,769	331,310	1,166,429	794,305
Operating expenses:
Marketing	131,928	126,779	450,606	289,991
Product development	73,521	45,908	188,980	128,923
General and administrative	89,579	40,454	203,360	112,717
Total operating expenses	295,028	213,141	842,946	531,631
Income from operations	83,741	118,169	323,483	262,674
Other income (expense):
Loss on extinguishment of debt	—	(16,855)	—	(16,855)
Interest expense	(2,779)	(10,615)	(6,346)	(30,608)
Interest and other income	139	1,158	1,921	6,503
Foreign exchange gain (loss)	2,698	(1,464)	8,223	(9,312)
Total other income (expense)	58	(27,776)	3,798	(50,272)
Income before income taxes	83,799	90,393	327,281	212,402
Benefit (provision) for income taxes	6,131	1,368	4,669	(11,694)
Net income	$89,930	$91,761	$331,950	$200,708
Net income per share attributable to common stockholders:
Basic	$0.71	$0.75	$2.62	$1.68
Diluted	$0.62	$0.70	$2.30	$1.59
Weighted-average common shares outstanding:
Basic	126,633,789	121,978,272	126,753,641	119,666,841
Diluted	147,413,915	137,560,385	145,866,797	134,376,695

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$89,930	$91,761	$331,950	$200,708
Other comprehensive (loss) income:
Cumulative translation adjustment	(66,709)	6,441	(75,059)	6,308
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(21), $(189), $(96) and $158, respectively	(67)	(630)	(304)	503
Total other comprehensive (loss) income	(66,776)	5,811	(75,363)	6,811
Comprehensive income	$23,154	$97,572	$256,587	$207,519

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2021	126,522,519	$127	$590,232	$(56,970)	$(2,636)	$530,753
Stock-based compensation	—	—	45,705	—	—	45,705
Exercise of vested options	154,137	—	2,830	—	—	2,830
Vesting of restricted stock units, net of shares withheld	94,448	—	(14,393)	—	—	(14,393)
Stock repurchase	(267,350)	—	—	(54,427)	—	(54,427)
Other comprehensive loss	—	—	—	—	(66,776)	(66,776)
Net income	—	—	—	89,930	—	89,930
Balance as of September 30, 2021	126,503,754	$127	$624,374	$(21,467)	$(69,412)	$533,622

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	95,062	—	—	95,062
Exercise of vested options	493,932	—	10,867	—	—	10,867
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	985,081	1	(423)	—	—	(422)
Vesting of restricted stock units, net of shares withheld	513,675	1	(70,887)	—	—	(70,886)
Stock repurchase	(1,324,865)	(1)	—	(234,426)	—	(234,427)
Other comprehensive loss	—	—	—	—	(75,363)	(75,363)
Net income	—	—	—	331,950	—	331,950
Balance as of September 30, 2021	126,503,754	$127	$624,374	$(21,467)	$(69,412)	$533,622

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$331,950	$200,708
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	90,047	47,664
Depreciation and amortization expense	49,276	45,088
Provision for expected credit losses	12,993	9,572
Foreign exchange (gain) loss	(7,159)	8,559
Non-cash interest expense	1,286	26,326
Deferred (benefit) provision for income taxes	(78,631)	5,755
Loss on extinguishment of debt	—	16,855
Other non-cash expense, net	4,324	3,231
Changes in operating assets and liabilities (net of impact of business combinations):
Current assets	(49,098)	(75,526)
Non-current assets	(4,067)	3,395
Current liabilities	(5,419)	146,634
Non-current liabilities	15,590	(2,972)
Net cash provided by operating activities	361,092	435,289
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,690,823)	—
Cash paid for intangible assets	(1,862)	—
Purchases of property and equipment	(5,740)	(388)
Development of internal-use software	(11,519)	(3,685)
Purchases of marketable securities	(343,902)	(300,880)
Sales and maturities of marketable securities	518,985	346,596
Net cash (used in) provided by investing activities	(1,534,861)	41,643
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(69,147)	(19,811)
Repurchase of stock	(234,427)	(191,162)
Proceeds from exercise of stock options	10,867	18,486
Proceeds from issuance of convertible senior notes	1,000,000	650,000
Payment of debt issuance costs	(12,849)	(9,764)
Purchase of capped calls	(85,000)	(74,685)
Settlement of convertible senior notes	(43,863)	(137,166)
Payments on finance lease obligations	(7,321)	(7,056)
Other financing, net	(93)	(8,268)
Net cash provided by financing activities	558,167	220,574
Effect of exchange rate changes on cash	(9,095)	4,175
Net (decrease) increase in cash, cash equivalents, and restricted cash	(624,697)	701,681
Cash, cash equivalents, and restricted cash at beginning of period	1,249,440	448,634
Cash, cash equivalents, and restricted cash at end of period	$624,743	$1,150,315

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$66,105	$8,309
Supplemental non-cash disclosures:
Replacement share-based awards issued in conjunction with acquisitions	$5,686	$—
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$4,920	$2,752
Right-of-use assets obtained in exchange for new lease liabilities	$1,241	$641
Debt issuance costs included in accounts payable and accrued expenses	$476	$795
During the third quarter of 2020, the Company issued approximately 7.3 million shares of common stock in conjunction with the partial repurchase of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”). See “Note 8—Debt” in the Notes to Consolidated Financial Statements for more information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2021	2020
Beginning balance:
Cash and cash equivalents	$1,244,099	$443,293
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$1,249,440	$448,634

Ending balance:
Cash and cash equivalents	$619,402	$1,144,974
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$624,743	$1,150,315

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy, Inc. (the “Company” or “Etsy”) operates a “House of Brands,” two-sided online marketplaces that connect millions of passionate and creative buyers and sellers. The Company’s primary marketplace, Etsy.com, is the global marketplace for unique and creative goods. The Company generates revenue primarily from transaction, listing, and payments processing fees, and on-site advertising and shipping label services.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 2, 2021, Etsy acquired all the outstanding shares of Elo7 Serviços de Informática S.A. (“Elo7”) by means of a merger, and on July 12, 2021 Etsy acquired all of the issued share capital of Depop Limited (“Depop”) pursuant to a share purchase. The financial results of Elo7 and Depop have been included in Etsy’s Consolidated Financial Statements from the respective dates of acquisition. See “Note 5—Business Combinations.”
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; purchase price allocations for business combinations and valuation of acquired intangible assets, developed technology, and goodwill. As of September 30, 2021, the effects of the ongoing COVID-19 pandemic and progress towards its abatement on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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
The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is measured using the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs is determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions are determined using a Monte-Carlo simulation model.

Etsy, Inc.
Notes to Consolidated Financial Statements
For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606—Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. The new guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models previously required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less non-cash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketplace revenue	$395,503	$341,623	$1,204,608	$829,575
Services revenue	136,926	109,855	407,367	278,695
Revenue	$532,429	$451,478	$1,611,975	$1,108,270
Etsy.com marketplace revenue is comprised of the fees a seller pays for marketplace activities. Marketplace activities include listing an item for sale, completing sales transactions, and using the Company’s payments platforms to process payments. Across the Company’s “House of Brands,” Reverb, Depop, and Elo7 marketplace revenue is comprised of seller transaction fees and payments fees, similar to Etsy.com, but these marketplaces do not charge a listing fee to their sellers.
Etsy.com services revenue is comprised of the fees a seller pays for the Company’s optional other services, which primarily include on-site advertising services and shipping labels. Similar services revenue is recognized across the Company’s “House of Brands,” including from Reverb’s Bump on-site advertising and Reverb, Depop, and Elo7’s shipping labels.
For more information on the Company’s critical accounting policies related to Etsy.com revenue recognition, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report, which is incorporated herein by reference.
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the deferred balance at January 1, 2021 was $11.3 million.

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
For the nine months ended September 30, 2021, the Company’s effective income tax rate was (1.4)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, the impact from foreign operations that are subject to lower tax rates, and a benefit related to a research and development tax credit, partially offset by state income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $2.9 million in the nine months ended September 30, 2021, from $23.7 million as of December 31, 2020 to $26.6 million as of September 30, 2021. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $25.6 million as of September 30, 2021. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, at this time, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the method used when calculating the impact of the Company’s Notes on earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2021 Notes	If-Converted	N/A	If-Converted	N/A
2020 Notes	If-Converted	Treasury Stock	If-Converted	Treasury Stock
2019 Notes	If-Converted	If-Converted	If-Converted	If-Converted
2018 Notes	If-Converted	If-Converted	If-Converted	If-Converted
The Notes were dilutive for the three and nine months ended September 30, 2021.
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders—basic	$89,930	$91,761	$331,950	$200,708
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,594	4,494	3,312	13,348
Net income attributable to common stockholders—diluted	$91,524	$96,255	$335,262	$214,056

Denominator:
Weighted-average common shares outstanding—basic	126,633,789	121,978,272	126,753,641	119,666,841
Dilutive effect of assumed conversion of options to purchase common stock	4,126,970	4,533,426	4,229,632	4,380,663
Dilutive effect of assumed conversion of restricted stock units	1,936,390	2,425,214	2,042,745	1,705,718
Dilutive effect of assumed conversion of convertible senior notes	14,716,766	8,623,473	12,840,779	8,623,473
Weighted-average common shares outstanding—diluted	147,413,915	137,560,385	145,866,797	134,376,695

Net income per share attributable to common stockholders—basic	$0.71	$0.75	$2.62	$1.68
Net income per share attributable to common stockholders—diluted	$0.62	$0.70	$2.30	$1.59
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	193,919	5,769	135,179	341,109
Restricted stock units	54,189	36,260	475,475	66,231
Convertible senior notes	—	8,213,081	—	10,430,621
Total anti-dilutive securities	248,108	8,255,110	610,654	10,837,961

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Business Combinations
Depop Acquisition
On July 12, 2021, the Company acquired all of the outstanding capital stock of Depop, an online global peer-to-peer fashion resale marketplace. The Company believes Depop extends its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.479 billion, net of cash acquired, (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition, and (3) $9.2 million holdback pending the finalization of certain purchase price items which were resolved and paid in the fourth quarter of 2021. The portion of the replacement equity awards associated with services rendered post-acquisition will be recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards will be issued to certain Depop executives, which will also be recorded as post-combination expense on a straight-line basis over the three-year mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. For more information on these awards, see Note 11—Stock-Based Compensation.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill is not expected to be deductible for tax purposes.
The allocation of the purchase price has been prepared on a preliminary basis and changes to the allocation to certain assets and liabilities, including tax estimates, may be revised as additional information becomes available. The Company will finalize the acquisition accounting within the required measurement period of one year.
Depop Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities of Depop assumed as of July 12, 2021 (the date of acquisition) (in thousands, except years):

	Preliminary Purchase Price Allocation	Estimated Useful Life (in years)
Current assets	$4,249
Property and equipment other	1,299	2-5
Developed technology	84,661	5
Trademark	245,657	20
Customer relationships	147,116	13
Goodwill	1,131,099	Indefinite
Current liabilities	(18,878)
Non-current liabilities (1)	(28,097)
Deferred tax liability, net	(74,283)
Total purchase price	$1,492,823
(1) Non-current liabilities are primarily related to non-income tax related contingency reserves.

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. The Company sees significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believes having a well known local brand will help Etsy, Inc. to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition will be recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. For more information on these awards, see Note 11—Stock-Based Compensation.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill is not expected to be deductible for tax purposes.
The allocation of the purchase price has been prepared on a preliminary basis and changes to the allocation to certain assets and liabilities, including tax estimates, may be revised as additional information becomes available. The Company will finalize the acquisition accounting within the required measurement period of one year.
Elo7 Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Elo7 as of July 2, 2021 (the date of acquisition) (in thousands):

	Preliminary Purchase Price Allocation	Estimated Useful Life (in years)
Current assets	$2,721
Developed technology	12,084	5
Trademark	22,187	15
Customer relationships	44,374	15
Goodwill	159,009	Indefinite
Non-current assets	590
Current liabilities	(3,406)
Non-current liabilities	(2,691)
Deferred tax liability, net	(22,727)
Total purchase price	$212,141
Revenue and Earnings
Revenue and net loss were $17.4 million and $26.8 million, respectively, for Depop and Elo7, in the aggregate, from their respective dates of acquisition through September 30, 2021. Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $25.0 million and $35.0 million for the three and nine months ended September 30, 2021, respectively. They primarily related to advisory, legal, valuation, and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020, the earliest period presented herein (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$534,395	$474,910	$1,656,452	$1,162,420
Net income	108,781	89,040	332,246	184,423
The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, based on preliminary values of each asset, and remove non-recurring transaction costs directly associated with the acquisition, such as legal and other professional service fees, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. For the three and nine months ended September 30, 2021, the pro forma financial information excludes $44.2 million and $58.4 million, respectively, of non-recurring acquisition-related expenses incurred prior to the effective dates of the business combinations. For the nine months ended September 30, 2020, the pro forma financial information includes $1.1 million of non-recurring acquisition-related expenses incurred post effective dates of the business combinations. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.
Goodwill
The change in the carrying amount of goodwill from December 31, 2020 to September 30, 2021 is as follows, with the addition primarily due to the acquisitions of Depop and Elo7 (in thousands):

Net Book Value
Balance as of December 31, 2020	$140,810
Business combinations	1,290,108
Foreign currency translation adjustments	(45,704)
Balance as of September 30, 2021	$1,385,214
The Company has determined it has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance. The Company has determined it has four reporting units and will perform the annual goodwill impairment test for each reporting unit during the fourth quarter.
With respect to the goodwill generated as a result of the above purchase price allocations, the Company determined that the estimated fair value of the two newly acquired reporting units was not substantially in excess of its carrying value, due to the proximity of the acquisition dates.

Etsy, Inc.
Notes to Consolidated Financial Statements
Intangible Assets
As of September 30, 2021, the gross book value and accumulated amortization of acquired intangible assets from the acquisitions of Depop and Elo7 were as follows (in thousands):

	As of September 30, 2021
	Gross book value	Accumulated amortization	Net book value
Customer relationships	$183,956	$(2,974)	$180,982
Trademark	258,886	(2,826)	256,060
Total acquired intangible assets	$442,842	$(5,800)	$437,042
Amortization expense for customer relationships and trademarks from the acquisitions of Depop and Elo7 was $5.8 million for the period ended September 30, 2021 and was recorded in marketing expense. Based on amounts recorded at September 30, 2021, the Company will recognize acquired intangible asset amortization expense for the three months ending December 31, 2021 and years ending December 31, 2022, 2023, 2024, 2025, and thereafter as follows (in thousands):

Remainder of 2021	$6,754
2022	27,015
2023	27,015
2024	27,015
2025	27,015
Thereafter	322,228
Total amortization expense	$437,042
Developed Technology
As of September 30, 2021, the gross book value and accumulated amortization of acquired developed technology from the acquisitions of Depop and Elo7, classified in property and equipment, net, were as follows (in thousands):

	As of September 30, 2021
	Gross book value	Accumulated amortization	Net book value
Developed technology	$93,348	$(3,983)	$89,365
Amortization expense for developed technology from the acquisitions of Depop and Elo7 was $4.0 million for the period ended September 30, 2021 and was recorded in cost of revenue.

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
Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of September 30, 2021 and December 31, 2020.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2021
Cash	$175,615	$—	$—	$175,615	$175,615	$—	$—
Level 1
U.S. Government and agency securities	67,480	(2)	40	67,518	—	59,220	8,298
Money market funds (1)	440,380	—	—	440,380	439,787	—	—
	507,860	(2)	40	507,898	439,787	59,220	8,298
Level 2
Certificate of deposit	22,898	—	3	22,901	—	22,901	—
Commercial paper	27,326	(1)	5	27,330	4,000	23,330	—
Corporate bonds	174,008	(80)	103	174,031	—	91,979	82,052
	224,232	(81)	111	224,262	4,000	138,210	82,052
	$907,707	$(83)	$151	$907,775	$619,402	$197,430	$90,350
December 31, 2020
Cash	$346,136	$—	$—	$346,136	$346,136	$—	$—
Level 1
U.S. Government and agency securities	410,371	(3)	358	410,726	—	376,089	34,637
Money market funds (1)	920,643	—	—	920,643	881,465	—	—
	1,331,014	(3)	358	1,331,369	881,465	376,089	34,637
Level 2
Certificate of deposit	12,746	—	5	12,751	6,000	6,751	—
Commercial paper	14,494	—	4	14,498	10,498	4,000	—
Corporate bonds	42,632	(7)	111	42,736	—	38,279	4,457
	69,872	(7)	120	69,985	16,498	49,030	4,457
	$1,747,022	$(10)	$478	$1,747,490	$1,244,099	$425,119	$39,094
(1)$0.6 million and $39.2 million of money market funds were classified as funds receivable and seller accounts as of September 30, 2021 and December 31, 2020, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of September 30, 2021.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with the Company’s investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
Disclosure of Fair Values
The Company’s financial instruments that are not measured at fair value in the Consolidated Balance Sheets include the Notes, see “Note 8—Debt.” The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$987,254	$1,138,800	$—	$—
2020 Notes (1)	642,939	802,555	511,733	536,126
2019 Notes (1)	644,126	1,554,771	514,035	566,399
2018 Notes (1)	68	390	39,166	42,157
	$2,274,387	$3,496,516	$1,064,934	$1,144,682
(1)Upon adoption of ASU 2020-06 as of January 1, 2021, the carrying value of the Notes increased due to the derecognition of the unamortized debt discount, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.” The increase in the carrying value of the 2018 Notes was offset by the conversion of $43.9 million of the 2018 Notes in the nine months ended September 30, 2021 (see “Note 8—Debt”).
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 7—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2021	As of December 31, 2020
Pass-through marketplace tax collection obligation	$107,906	$109,662
Vendor accruals	74,038	73,437
Employee compensation-related liabilities	44,955	43,879
Income tax payable	18,401	5,374
Total accrued expenses	$245,300	$232,352

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Debt
2021 Convertible Debt
In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of stock, as described in “Note 10—Stockholders’ Equity.”
The 2021 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 4.0518 shares of the Company’s common stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $246.80 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2021 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2021 Notes in cash and, therefore, the 2021 Notes are classified as long-term debt as of September 30, 2021.
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of September 30, 2021, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
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
During any calendar quarter preceding May 1, 2027 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2020 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2020 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2021, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the fourth quarter of 2021. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of September 30, 2021.
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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2021, holders of the 2019 Notes are eligible to convert their 2019 Notes during the fourth quarter of 2021. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of September 30, 2021.

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
During the nine months ended September 30, 2021, the Company paid $43.9 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.8 million aggregate principal amount of the outstanding 2018 Notes. The debt conversion transactions were accounted for in accordance with ASU 2020-06, which was adopted in the first quarter of 2021. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for additional information.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2021, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2021. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2018 Notes in cash and, therefore, the remaining 2018 Notes are classified as long-term debt as of September 30, 2021.
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,988	$68	$2,300,056
Unamortized debt issuance costs	12,746	7,061	5,862	—	25,669
Net carrying value (1)	$987,254	$642,939	$644,126	$68	$2,274,387

	As of December 31, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$—	$650,000	$650,000	$43,915	$1,343,915
Unamortized debt discount (1)	—	130,308	129,224	4,286	263,818
Unamortized debt issuance costs	—	7,959	6,741	463	15,163
Net carrying value	$—	$511,733	$514,035	$39,166	$1,064,934
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The annual effective interest rate for the 2021 Notes, 2020 Notes, 2019 Notes, and 2018 Notes was approximately 0.4%, 0.3%, 0.3%, and 0.4%, respectively. Interest expense related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense (1)	$1,100	$502	$497	$—	$2,099

	Three Months Ended September 30, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$191	$462	$251	$904
Amortization of debt discount	—	1,761	4,925	2,328	9,014
Total interest expense	$—	$1,952	$5,387	$2,579	$9,918

	Nine Months Ended September 30, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense (1)	$1,318	$1,505	$1,489	$44	$4,356

	Nine Months Ended September 30, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$191	$1,377	$1,020	$2,588
Amortization of debt discount	—	1,761	14,626	9,450	25,837
Total interest expense	$—	$1,952	$16,003	$10,470	$28,425
(1) Total interest expense for the three and nine months ended September 30, 2021 consisted of coupon interest and amortization of debt issuance costs, as there is no amortization of the debt discount in the current year due to the adoption of ASU 2020-06 as of January 1, 2021, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
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
Borrowings under the 2019 Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.25% to 0.875% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.875%. Swingline loans under the 2019 Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the senior secured net leverage ratio (defined as secured funded debt, net of unrestricted cash up to $100 million, to EBITDA) for the 12-month period consisting of the preceding four fiscal quarter periods. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.7 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for both the three months ended September 30, 2021 and 2020 was $0.1 million. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for both the nine months ended September 30, 2021 and 2020 was $0.2 million. At September 30, 2021 and December 31, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
Note 9—Commitments and Contingencies
In June 2021, the Company issued the 2021 Notes, see “Note 8—Debt” for more information. Additionally, in June 2021 the Company entered into a 5-year contractual commitment for cloud-based services with an aggregate future minimum payment obligation of $525.0 million, which includes escalating commitments each contract year. Commitments did not materially change during the nine months ended September 30, 2021 except for this activity.
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
Note 10—Stockholders’ Equity
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
In June 2021 the Company repurchased approximately 1.1 million shares of its common stock for approximately $180.0 million concurrently with the issuance of the 2021 Notes, see “Note 8—Debt.” This repurchase was separate from the stock repurchase plan approved by the Board of Directors in December 2020.
The following table summarizes the Company’s cumulative share repurchase activity under the program noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee RSUs and excluding the 1.1 million shares repurchased in June 2021 (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2021				$250,000
Repurchases of common stock for the three months ended:
March 31, 2021	—	$—	$—	—
June 30 2021	—	—	—	—
September 30, 2021	267,350	203.58	54,431	(54,431)
Balance as of September 30, 2021	267,350	$203.58	$54,431	$195,569
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Stock-Based Compensation
During the three and nine months ended September 30, 2021, the Company granted stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,291,797 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 4, 2021. At September 30, 2021, 44,040,744 shares were authorized under the 2015 Plan and 29,533,786 shares were available for future grant.
Starting in the second quarter of 2021, the Company updated certain assumptions used to determine the fair value of its stock options under the Black-Scholes option-pricing model, including the expected volatility and expected term assumptions. Given Etsy’s sufficient trading history as of the second quarter of 2021, the Company calculates expected volatility based solely on the historical volatility of Etsy’s stock price observations over a period equivalent to the expected term of the stock option grants. Prior to the second quarter of 2021, the Company estimated expected volatility by taking the average historical price volatility for Etsy and certain industry peers. Further, given that the Company has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options, beginning in the second quarter, the Company estimates its expected term using historical option exercise behavior and expected post-vest cancellation data, averaged with an assumption that recently granted options will be exercised ratably from vesting to the expiration of the stock option. Prior to the second quarter of 2021, the Company used the simplified method to calculate the expected term for awards issued to employees or members of the Company’s Board of Directors. These updated assumptions have been applied prospectively to option awards granted in or after the second quarter of 2021. The Company does not expect these changes to have a material impact on the Consolidated Statements of Operations.
The fair value of options granted in the periods presented below using the Black-Scholes pricing model has been based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Volatility	56.0%	41.7%	43.4% - 56.1%	38.9% - 41.7%
Risk-free interest rate	0.9%	0.3%	0.8% - 1.1%	0.3% - 1.7%
Expected term (in years)	5.12	6.12 - 6.16	4.86 - 6.15	5.52 - 6.16
The following table summarizes the activity for the Company’s options during the nine months ended September 30, 2021 (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,099,952	$20.97	6.81	$800,453
Granted	194,148	219.12
Exercised	(493,932)	22.00
Forfeited/Canceled	(29,964)	47.86
Outstanding at September 30, 2021	4,770,204	28.75	6.20	857,569
Total exercisable at September 30, 2021	3,813,551	15.25	5.68	734,923
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of awards vested during the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average grant date fair value of options granted	$96.83	$50.68	$94.88	$18.18
Intrinsic value of options exercised	29,247	42,278	92,489	94,737
Fair value of awards vested	13,561	8,855	49,296	35,262

Etsy, Inc.
Notes to Consolidated Financial Statements
The total unrecognized compensation expense at September 30, 2021 related to the Company’s options was $27.9 million, which will be recognized over an estimated weighted-average amortization period of 2.84 years.
Service-based RSUs and, beginning in the first quarter of 2021, Financial PBRSUs and TSR PBRSUs, are awarded at fixed dollar amounts. The target number of shares underlying the awards is determined based on Etsy’s 30-day average share price leading up to and including the grant date.
For the Financial PBRSUs, the number of RSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, throughout the defined performance period of the award, the number of PBRSUs that vest could range from 0% to 200% of the target amount, and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets. For the TSR PBRSUs, the number of RSUs received will depend on the Company’s total shareholder return relative to that of the Nasdaq Composite Index over a three-year measurement period.
In connection with the acquisitions of Depop and Elo7 in July 2021, outstanding, unvested options held by continuing employees of each acquired entity as of the respective acquisition dates were replaced with Etsy RSU awards with the same aggregate fair value, with a total dollar value of $78.8 million, $5.6 million of which relates to pre-combination service and was included as a component of the purchase price. These RSUs generally follow the original vesting schedule of the replaced options, which provided that they will vest 25% on the first anniversary of their original vesting commencement date with the remaining 75% vesting ratably each month thereafter until the fourth anniversary of their original vesting commencement date.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	3,085,987	$50.28
Granted (1)	1,984,463	207.28
Vested	(864,588)	48.06
Forfeited/Canceled	(218,795)	86.94
Unvested at September 30, 2021	3,987,067	126.90
(1)Includes RSU awards issued to Depop and Elo7 employees in connection with the acquisitions in the third quarter of 2021.
The total unrecognized compensation expense at September 30, 2021 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $449.2 million, which will be recognized over an estimated weighted-average amortization period of 3.11 years.
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in Etsy shares over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards will be settled by issuing Etsy shares on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on the applicable vesting date, and will therefore be recognized as post-combination service stock-based compensation expense over a three-year vesting period, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in Etsy shares. The unrecognized compensation expense at September 30, 2021 related to these awards was $40.8 million, which will be recognized over a remaining term of 2.78 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.

Etsy, Inc.
Notes to Consolidated Financial Statements
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$3,587	$2,032	$8,985	$5,559
Marketing	4,102	1,360	7,639	3,941
Product development	17,345	8,668	40,588	23,941
General and administrative	17,222	5,068	32,835	14,223
Stock-based compensation expense	$42,256	$17,128	$90,047	$47,664

Note 12—Subsequent Event
In October 2021, the Company entered into a First Amendment to Lease (the "First Amendment") related to the Company's corporate headquarters located at 117 Adams Street and 55 Prospect Street, Brooklyn, NY. The First Amendment extends the expiration of the term of the current lease from July 31, 2026 to July 31, 2039 with an incremental future minimum payment obligation of approximately $163 million, $38 million of which relates to payments under the Company’s operating lease commitments, and $125 million of which relates to payments under the Company’s finance lease commitments. This aggregate increase to the Company’s minimum payment obligations includes a tenant allowance, a portion of which becomes available beginning in April 2022, rent concessions that become available in 2026, and escalating commitments each contract year between 2028 and 2038. The First Amendment is expected to result in increases to the Company’s right of use assets and lease liabilities related to the Company's operating and finance leases, which will result in the following changes within the Company's Consolidated Balance Sheets (in thousands):

Property, plant and equipment, net	$66,413
Other assets	20,391
Finance lease obligations—current portion	(3,823)
Finance lease obligations—net of current portion	70,236
Other liabilities	20,391

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
Alongside our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, and our recent acquisitions in July 2021 — Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), the Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, while benefiting from shared expertise in product, marketing, technology, and customer support.
Reverb is included in all financial and other metrics discussed in this report, unless otherwise noted. The results of Elo7 and Depop, acquired on July 2, 2021 and July 12, 2021, respectively, are included in all financial and other metrics discussed in this report from their respective dates of acquisition, unless otherwise noted.
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
Services revenue is comprised of the fees a seller pays us for our optional other services (“Services”). Services primarily include on-site advertising services, which allow sellers to pay for prominent placement of their listings in search results; and shipping labels, which allow Etsy.com sellers in the United States, Canada, United Kingdom, Australia, and, commencing in the second quarter of 2021, India to purchase discounted shipping labels.
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
We see a number of similarities between the levers of growth for Etsy and for our acquired marketplaces, Reverb (in July 2019), Depop (in July 2021), and Elo7 (in July 2021). These include improving search and discovery, making selling and buying easier, and building global brands and user communities.

Third Quarter 2021 Financial Highlights
As of September 30, 2021, our marketplaces connected 7.5 million active sellers and 96.0 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2021, sellers generated GMS of $3.1 billion and $9.3 billion, respectively, of which approximately 64% in each period came from purchases made on mobile devices. We are a global company and approximately 42% of our GMS in both the three and nine months ended September 30, 2021 came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $532.4 million and $1.6 billion in the three and nine months ended September 30, 2021, respectively, driven by strong growth in both Marketplace and Services revenue. In the three and nine months ended September 30, 2021, we recorded net income of $89.9 million and $332.0 million, respectively, and non-GAAP Adjusted EBITDA of $174.2 million and $497.8 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash, cash equivalents, and short-term investments were $816.8 million as of September 30, 2021. As of September 30, 2021, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and $0.1 million aggregate principal amount of 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2021 Notes, 2020 Notes, and the 2019 Notes, the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2021, we had positive operating cash flows of $361.1 million.
Acquisitions
On July 2, 2021, we completed our acquisition of Elo7, a top 10 e-commerce marketplace in Brazil focused on unique, handmade items for consideration having fair value of approximately $212 million, net of cash acquired, after giving effect to purchase price adjustments. We see significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. We believe having a well-known local brand will help Etsy, Inc. to better capitalize on this opportunity.
On July 12, 2021, we completed our acquisition of Depop, an online global peer-to-peer fashion resale marketplace for consideration having fair value of approximately $1.493 billion, net of cash acquired, after giving effect to purchase price adjustments. We believe Depop extends our market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens our reach into the Gen Z consumer demographic.
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
We intend to use the remainder of the net proceeds from the 2021 Notes for general corporate purposes. For more information on the 2021 Notes and 2021 Capped Call Transactions, see “Note 8—Debt” in the Notes to Consolidated Financial Statements.

Quarterly Operating Highlights
Select highlights of our third quarter operating performance and business initiatives are outlined below:

Product: Our primary focus in 2021 is to improve customer experiences across the Etsy marketplace to engage and retain the millions of buyers that we acquired over the past year. These are just a few of our initiatives during the third quarter, aligned with our Right to Win strategy.

•Leveraging XWalk, our large-scale, real-time graph retrieval engine, we’re continuing to narrow the semantic gap by relying less on listing taxonomy and more on buyer interests. Additionally, during the quarter we incorporated datasets with buyer hobbies and mapped them to Etsy listings to deliver more relevant inventory and improve conversion rate for recommendations. We’re also utilizing machine learning to enable real-time personalization that better understands buyers’ needs while they shop.
•We launched “The Etsy House,” our first-ever interactive, augmented-reality feature that allows buyers to shop a digital home filled with curated items. This is an innovative way to showcase the quality and breadth of sellers’ merchandise.
•We made substantial improvements to delivery transparency ahead of the holiday season: nearly 100% of U.S. listings now include expected delivery date and origin zip code information.
•Our launch of Etsy’s Star Seller program, which defines what success looks like by celebrating and rewarding our top-rated sellers, defining standards, and giving them motivation, support, and agency to improve their Etsy businesses, has improved several customer service metrics critical to the Etsy platform, such as on-time shipping and responsiveness. Also, early signals indicate that purchasing from a Star Seller may increase buyer frequency, with Star Sellers generating higher repeat purchase rates than those who have yet to achieve the badge. We also recently launched a preview version of our new Sell on Etsy App, which is trending positively in seller engagement.
•We’ve focused on transitioning buyers to our Buy on Etsy app, which we believe is the best way to transact on Etsy; personalizing the on-boarding experience and helping buyers discover items and shops that align with their tastes and preferences. As a result, during the quarter the app surpassed mobile web in GMS share for the first time ever, and we saw a 36% year-to-date increase in app downloads - ranking the Etsy app the fifth most downloaded in the Apple Store.

Marketing: We continued to optimize spend across our marketing channels, with particular focus on increasing the percentage of spend to upper and mid-funnel, and launching creative new marketing campaigns that target frequency improvements.

•Brand marketing for the Etsy marketplace continues to be a significant focus, with spend at 15% of our total marketing expense in the third quarter, or approximately $19 million. In the U.S., our brand metrics remained stable sequentially with noticeably improved visit intent and recommendation when compared to this time last year.
•Examples of new or expanded marketing initiatives include:
◦Introduction of male-targeted ad campaigns in the United States and testing of out-of-home advertising in the United Kingdom;
◦Introduction of our third “Creator Collab,” focused on supporting sellers from the LGBTQIA+ community, targeting international markets. This latest collaboration drove strong sales and delivered positive return on investment and strong international earned media; and
◦Creation of an impactful global press strategy and multi-channel activations to celebrate the winners of our third-annual Etsy Design Awards.
•For Holiday 2021, we’re reinforcing Etsy as the go-to destination to shop and gift meaningfully - launching a variety of strategic initiatives including encouraging early shopping through our Early Holiday Sales Event and targeted buyer discounting. We are also helping sellers to manage anticipated carrier delays and holiday delivery cut off dates to meet buyers’ expectations.

•We continued to invest with discipline in our performance marketing channels, testing and refining our ROI models, and continuing to optimize to marginal return efficiency. During the quarter we pulled back on performance marketing to measure the incremental performance of several channels.

Impact Pillars: We continued to make progress on our Impact strategy that reflects the positive economic, social, and ecological impact we want to have on the world while advancing and complementing our business strategy. Here are some highlights:

•We’re making progress towards reaching our pledge of being Net Zero by 2030. We’re offering U.S. sellers planet-friendly packaging options to help reduce Scope 3 greenhouse emissions and build buyer awareness of Etsy as a sustainable place to shop.
•Our Uplift Makers program has supported the launch of almost 40 shops representing heritage craft makers from across the Southern United States. In its first six months, the Gee’s Bend quilting community generated more than $300,000 in sales through their Etsy shops. We are now aiming to replicate that success for the recently launched shops of the Gullah basket weavers, a community in South Carolina known for their unique basket-weaving techniques.
Lastly, we are on track with our work integrating Depop and Elo7 into Etsy, Inc., and developing focused investment plans designed to deliver value creation across our businesses. In particular, we see opportunities to capitalize on Etsy’s experience driving the growth of two-sided marketplaces with similar product and marketing strategies. Near term priorities for Depop include focusing on increased brand exposure, improving the customer experience and optimizing conversion rate, growing value added seller services, and expanding marketing strategies. Elo7 is focused on optimizing conversion rate through investments in search and discovery, refining marketing efficiency, and improving the buyer and seller experiences. And Reverb continues to invest in its core focus areas for 2021: increased personalization, selling more new gear, international growth, and improving the customer experience.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Elo7 and Depop have been included in our consolidated financial results (“Consolidated”) from July 2, 2021 and July 12, 2021 (the dates of acquisition), respectively. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended September 30,		% Growth (Decline) Y/Y		Nine Months Ended September 30,		% Growth (Decline) Y/Y
	2021	2020			2021	2020

	(in thousands, except percentages)
GMS (1)	$3,105,889	$2,633,927	17.9%		$9,290,551	$6,676,001	39.2%
Revenue	$532,429	$451,478	17.9%		$1,611,975	$1,108,270	45.4%
Marketplace revenue	$395,503	$341,623	15.8%		$1,204,608	$829,575	45.2%
Services revenue	$136,926	$109,855	24.6%		$407,367	$278,695	46.2%
Gross profit	$378,769	$331,310	14.3%		$1,166,429	$794,305	46.8%
Operating expenses	$295,028	$213,141	38.4%		$842,946	$531,631	58.6%
Net income	$89,930	$91,761	(2.0)%		$331,950	$200,708	65.4%
Adjusted EBITDA (Non-GAAP)	$174,238	$151,443	15.1%		$497,780	$357,127	39.4%
Adjusted EBITDA margin (Non-GAAP)	33%	34%	(100)	bps	31%	32%	(100)	bps

Active sellers (2)(3)	7,461	3,681	102.7%		7,461	3,681	102.7%
Active buyers (2)	95,982	69,649	37.8%		95,982	69,649	37.8%
Percent mobile GMS	64%	62%	200	bps	64%	61%	300	bps
Percent non-U.S. GMS (1)(4)	42%	35%	700	bps	42%	34%	800	bps
(1)Consolidated GMS for the three and nine months ended September 30, 2021 includes Etsy.com GMS of $2.7 billion and $8.4 billion, respectively. Percent non-U.S. GMS for Etsy.com for both the three and nine months ended September 30, 2021 was 43%.
(2)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 5.2 million and 89.4 million, respectively, as of September 30, 2021.
(3)See “Active Sellers” definition below.
(4)Percent non-U.S. GMS was formerly referred to as percent international GMS. For further details refer to the “Non-U.S. GMS” definition below.
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

GMS increased $472.0 million to $3.1 billion and increased $2.6 billion to $9.3 billion in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. Supporting this growth in GMS was an increase in active sellers, driven by strong growth in both U.S. and international sellers on the Etsy.com marketplace, an increase in active buyers on the Etsy.com marketplace as compared to September 30, 2020, and the acquisitions of Depop and Elo7 in the third quarter of 2021. As of September 30, 2021, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, grew to 8.0 million, an increase of 65% compared to September 30, 2020. Additionally, we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended September 30,
	2021		2020

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	(8)%	12%	117%	16%
Existing Buyer GMS	23%	88%	120%	84%

	Nine Months Ended September 30,
	2021		2020

	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	13%	14%	102%	17%
Existing Buyer GMS	44%	86%	101%	83%
It is difficult to predict how our business will be impacted as the ongoing COVID-19 pandemic, including recent and any future variants, runs its course and eventually abates. Our growth rate decelerated in the third quarter of 2021 as compared to the extraordinary growth experienced one year ago driven by the shift of global consumers to purchase online. Our growth rate may continue to decrease as compared to the significant growth experienced in the fourth quarter of 2020 and early 2021 due to a combination of reasons including: macroeconomic factors such as retail businesses reopening, increased consumer spending on travel and other discretionary items, the waning impact of U.S. and other government economic stimulus programs, continued contraction of mask sales, and a deceleration of new buyers, as anticipated, which may be offset to some extent by incremental GMS from our recent acquisitions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; and loss on extinguishment of debt. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, including their limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Active Sellers
An active seller is a seller who has had a charge or sale in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business.” A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor the criteria for disqualifying a seller as an active seller. Commencing in the first quarter of 2021, we expanded our disqualifying criteria, but did not apply such criteria to prior periods as the impact of such criteria was immaterial to such periods. Additionally, commencing in the third quarter of 2021, as part of our integration of the Depop and Elo7 marketplaces into our “House of Brands,” we expanded our definition of active sellers to include any seller who has had a sale in the last 12 months, even if no charge was incurred in connection with the sale. This update did not result in any change to prior period disclosures. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of the awareness of our brand, the reach of our platform, the potential for growth in GMS and revenue, and the health of our business.
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
During both the three and nine months ended September 30, 2021, mobile GMS increased as a percentage of total GMS to approximately 64%, up from approximately 62% and 61% for the three and nine months ended September 30, 2020, respectively.
Non-U.S. GMS
Non-U.S. GMS (formerly referred to as international GMS) is GMS from transactions where either the billing address for the seller or the shipping address for the buyer at the time of sale is outside of the United States. When calculating percent non-U.S. GMS, we do not take into account refunds associated with canceled transactions. We believe that non-U.S. GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
For both the three and nine months ended September 30, 2021, non-U.S. GMS increased as a percentage of total GMS to approximately 42%, up from approximately 35% and 34% for the three and nine months ended September 30, 2020, respectively. Non-U.S. GMS increased approximately 42% and 70%, respectively, in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, or 29% and 59%, respectively, on a currency-neutral basis, driven by our fastest growing non-U.S. trade route, non-U.S. domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. Non-U.S. domestic GMS grew approximately 70% and 104%, respectively, in the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, respectively, driven in part by our acquisitions of Depop and Elo7 in the third quarter of 2021.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below is as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2021 (1)	17.9%	16.6%	1.3%	39.2%	36.5%	2.7%
June 30, 2021	13.1%	10.2%	2.9%	53.0%	49.5%	3.5%
March 31, 2021	132.3%	127.5%	4.8%	132.3%	127.5%	4.8%
December 31, 2020	117.7%	115.2%	2.5%	106.7%	105.7%	1.0%
September 30, 2020	119.4%	117.4%	2.0%	101.1%	100.9%	0.2%
(1) Includes the acquisitions of Depop and Elo7, which occurred during the third quarter of 2021.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. Our results include the operations of Elo7 since July 2, 2021 and Depop since July 12, 2021 (the respective dates of acquisition). The period-to-period comparison of historical financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Marketplace	$395,503	$341,623	$1,204,608	$829,575
Services	136,926	109,855	407,367	278,695
Total revenue	532,429	451,478	1,611,975	1,108,270
Cost of revenue	153,660	120,168	445,546	313,965
Gross profit	378,769	331,310	1,166,429	794,305
Operating expenses:
Marketing	131,928	126,779	450,606	289,991
Product development	73,521	45,908	188,980	128,923
General and administrative	89,579	40,454	203,360	112,717
Total operating expenses	295,028	213,141	842,946	531,631
Income from operations	83,741	118,169	323,483	262,674
Other income (expense), net	58	(27,776)	3,798	(50,272)
Income before income taxes	83,799	90,393	327,281	212,402
Benefit (provision) for income taxes	6,131	1,368	4,669	(11,694)
Net income	$89,930	$91,761	$331,950	$200,708

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Marketplace	74.3%	75.7%	74.7%	74.9%
Services	25.7	24.3	25.3	25.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	28.9	26.6	27.6	28.3
Gross profit	71.1	73.4	72.4	71.7
Operating expenses:
Marketing	24.8	28.1	28.0	26.2
Product development	13.8	10.2	11.7	11.6
General and administrative	16.8	9.0	12.6	10.2
Total operating expenses	55.4	47.2	52.3	48.0
Income from operations	15.7	26.2	20.1	23.7
Other income (expense), net	—	(6.2)	0.2	(4.5)
Income before income taxes	15.7	20.0	20.3	19.2
Benefit (provision) for income taxes	1.2	0.3	0.3	(1.1)
Net income	16.9%	20.3%	20.6%	18.1%

Comparison of Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$395,503	$341,623	$53,880	15.8%
Percentage of total revenue	74.3%	75.7%
Services	$136,926	$109,855	$27,071	24.6%
Percentage of total revenue	25.7%	24.3%
Total revenue	$532,429	$451,478	$80,951	17.9%
Revenue increased $81.0 million to $532.4 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, of which 74.3% consisted of Marketplace revenue and 25.7% consisted of Services revenue.
Marketplace revenue increased $53.9 million to $395.5 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This growth was substantially all due to an increase in the volume of GMS for the three months ended September 30, 2021 to a total of $3.1 billion. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was primarily due to the acquisitions of Depop and Elo7 in the third quarter of 2021. Marketplace revenue also increased due to Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 18.2%, payments revenue grew 13.0%, and listing fee revenue increased 12.5% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 91% in the three months ended September 30, 2021, down from 92% in the three months ended September 30, 2020.
Services revenue increased $27.1 million to $136.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The growth in Services revenue was primarily driven by an increase of 27.9% in on-site advertising revenue (primarily through our renamed Etsy Ads product), mainly due to higher click volume.
Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$153,660	$120,168	$33,492	27.9%
Percentage of total revenue	28.9%	26.6%
Cost of revenue increased $33.5 million to $153.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by increased costs related to overall volume increases on our Etsy and Reverb marketplaces, including payments fees and cloud-related hosting and bandwidth costs. The increase was also due to the cost of revenue associated with the Depop and Elo7 acquisitions, including employee compensation-related expenses and the amortization of developed technology, and, to a lesser extent, an increase in outsourced customer support expenses.

Operating Expenses
We had 2,338 total employees on September 30, 2021, compared with 1,374 total employees on September 30, 2020 and 1,414 on December 31, 2020. We expect an increase in employee compensation-related expenses, including stock-based compensation, in the fourth quarter of 2021 and future periods driven by headcount growth, including headcount increases related to the acquisitions of Depop and Elo7.
Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Marketing	$131,928	$126,779	$5,149	4.1%
Percentage of total revenue	24.8%	28.1%
Marketing expenses increased $5.1 million to $131.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily a result of the acquisitions of Depop and Elo7, including the amortization of acquired intangible assets and employee compensation-related expenses. Marketing expenses increased to a lesser extent due to increased employee compensation-related expenses, including stock-based compensation, for Etsy.com and Reverb employees, mainly driven by an increase in average headcount. These increases were partially offset by decreases in both digital and non-digital marketing expenses, which were lower due to testing and optimization and lower spend on television ad campaigns. Our Paid GMS share also decreased to 17% of overall GMS in the three months ended September 30, 2021, compared to 19% in the three months ended September 30, 2020, driven by lower paid marketing expense.
Product development

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Product development	$73,521	$45,908	$27,613	60.1%
Percentage of total revenue	13.8%	10.2%
Product development expenses increased $27.6 million to $73.5 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including headcount related to the acquisitions of Depop and Elo7.
General and administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
General and administrative	$89,579	$40,454	$49,125	121.4%
Percentage of total revenue	16.8%	9.0%
General and administrative expenses increased $49.1 million to $89.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to acquisition-related expenses associated with the Depop and Elo7 acquisitions, which closed in July 2021. For more information on acquisition-related expenses see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements. General and administrative expenses increased to a lesser extent due to employee compensation-related expenses, including stock-based compensation. The increase in employee compensation-related expenses was mainly driven by an increase in average headcount, including headcount related to the acquisitions of Depop and Elo7, and performance based restricted stock units, which were granted for the first time in 2021.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other income (expense), net:
Loss on extinguishment of debt	$—	$(16,855)	$16,855	NM
Percentage of total revenue	—%	(3.7)%
Interest expense	$(2,779)	$(10,615)	$7,836	(73.8)%
Percentage of total revenue	(0.5)%	(2.4)%
Interest and other income	$139	$1,158	$(1,019)	(88.0)%
Percentage of total revenue	—%	0.3%
Foreign exchange gain (loss)	$2,698	$(1,464)	$4,162	(284.3)%
Percentage of total revenue	0.5%	(0.3)%
Other income (expense), net	$58	$(27,776)	$27,834	(100.2)%
Percentage of total revenue	—%	(6.2)%
Other income, net was $0.1 million in the three months ended September 30, 2021, which increased $27.8 million from a $27.8 million expense in the three months ended September 30, 2020. The decrease in expense was primarily driven by a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes in the third quarter of 2020. In addition, the decrease was driven by a decrease in interest expense as a result of the adoption of Accounting Standards Update (“ASU”) 2020-06 in the first quarter of 2021 which resulted in no further amortization of the debt discount related to the Notes due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements.
Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Benefit for income taxes	$6,131	$1,368	$4,763	348.2%
Percentage of total revenue	1.2%	0.3%
Our income tax benefit for the three months ended September 30, 2021 and 2020 was $6.1 million and $1.4 million, respectively.
The primary drivers of our income tax benefit for the three months ended September 30, 2021 were tax benefits from employee stock-based compensation of $9.2 million and a benefit related to research and development tax credits of $7.1 million, partially offset by tax expense of $6.3 million on income before income taxes and a $3.1 million tax impact from non-deductible transaction costs.
The primary drivers of our income tax benefit for the three months ended September 30, 2020 were excess tax benefits from employee stock-based compensation of $13.4 million and a benefit related to research and development tax credit of $7.5 million, partially offset by tax expense of $15.7 million on income before income taxes and U.S. taxes on foreign earnings of $2.8 million.

Comparison of Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,204,608	$829,575	$375,033	45.2%
Percentage of total revenue	74.7%	74.9%
Services	$407,367	$278,695	$128,672	46.2%
Percentage of total revenue	25.3%	25.1%
Total revenue	$1,611,975	$1,108,270	$503,705	45.4%
Revenue increased $503.7 million to $1.6 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, of which 74.7% consisted of Marketplace revenue and 25.3% consisted of Services revenue.
Marketplace revenue increased $375.0 million to $1.2 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This growth was substantially all due to an increase in the volume of GMS for the nine months ended September 30, 2021 to a total of $9.3 billion, and the balance was due to pricing related to our Offsite Ads transaction fee, which was introduced in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was primarily due to Reverb, whose revenue consisted principally of Marketplace revenue, and, to a lesser extent, due to the acquisitions of Depop and Elo7 in the third quarter of 2021.
Within the increase in volume of GMS, transaction fee revenue increased 43.9%, payments revenue increased 43.2%, and listing fee revenue increased 30.2% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% for both the nine months ended September 30, 2021 and 2020.
Services revenue increased $128.7 million to $407.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The growth in Services revenue was primarily driven by an increase of 50.3% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase, and, to a lesser extent, an increase in shipping label revenue of 23.1% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads. The increase in shipping label revenue was primarily driven by an increase in label volume, the majority of which was driven by the increase in GMS.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$445,546	$313,965	$131,581	41.9%
Percentage of total revenue	27.6%	28.3%
Cost of revenue increased $131.6 million to $445.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by increased costs related to overall volume increases on our Etsy and Reverb marketplaces, including payments fees and cloud-related hosting and bandwidth costs. The increase was also due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Cost of revenue increased to a lesser extent due to the cost of revenue associated with the Depop and Elo7 acquisitions, including employee compensation-related expenses and the amortization of developed technology. Additionally, outsourced customer support expenses increased.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Marketing	$450,606	$289,991	$160,615	55.4%
Percentage of total revenue	28.0%	26.2%
Marketing expenses increased $160.6 million to $450.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing expense was largely due to the shift to our Offsite Ads offering beginning in May 2020 and increased site traffic. Paid GMS was 19% of overall GMS in both the nine months ended September 30, 2021 and 2020. The acquisitions of Depop and Elo7, including the amortization of acquired intangible assets and employee compensation-related expenses, also contributed to the increase.
Product development

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Product development	$188,980	$128,923	$60,057	46.6%
Percentage of total revenue	11.7%	11.6%
Product development expenses increased $60.1 million to $189.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, an increase in expenses for third-party contractors and consultants, and, to a lesser extent, the acquisitions of Depop and Elo7.
General and administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
General and administrative	$203,360	$112,717	$90,643	80.4%
Percentage of total revenue	12.6%	10.2%
General and administrative expenses increased $90.6 million to $203.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to acquisition-related expenses associated with the Depop and Elo7 acquisitions, which closed in July 2021. For more information on acquisition-related expenses see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements. Additionally, general and administrative expenses increased due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and performance based restricted stock units, which were granted for the first time in 2021. General and administrative expenses increased to a lesser extent due to employee compensation-related expenses associated with the acquisitions of Depop and Elo7 and increased digital service tax expenses, driven by business growth.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Other income (expense), net:
Loss on extinguishment of debt	$—	$(16,855)	$16,855	NM
Percentage of total revenue	—%	(1.5)%
Interest expense	$(6,346)	$(30,608)	$24,262	(79.3)%
Percentage of total revenue	(0.4)%	(2.8)%
Interest and other income	$1,921	$6,503	$(4,582)	(70.5)%
Percentage of total revenue	0.1%	0.6%
Foreign exchange gain (loss)	$8,223	$(9,312)	$17,535	(188.3)%
Percentage of total revenue	0.5%	(0.8)%
Other income (expense), net	$3,798	$(50,272)	$54,070	(107.6)%
Percentage of total revenue	0.2%	(4.5)%
Other income, net was $3.8 million in the nine months ended September 30, 2021, which increased $54.1 million from other expense, net of $50.3 million in the nine months ended September 30, 2020. The increase was primarily driven by a decrease in interest expense as a result of the adoption of ASU 2020-06 in the first quarter of 2021 as there was no further amortization of the debt discount related to the Notes due to its derecognition. For more information on the adoption of ASU 2020-06, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In addition, the increase was driven by both a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes in the third quarter of 2020 and by favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus unfavorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances, resulting in a foreign exchange gain in the current period versus a foreign exchange loss in the prior period.
Benefit (Provision) for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$4,669	$(11,694)	$16,363	(139.9)%
Percentage of total revenue	0.3%	(1.1)%
Our income tax benefit and provision for the nine months ended September 30, 2021 and 2020 was $4.7 million and $11.7 million, respectively.
The primary drivers of our income tax benefit for the nine months ended September 30, 2021 were tax benefits from employee stock-based compensation of $42.4 million and a benefit related to research and development tax credits of $13.5 million, partially offset by tax expense of $47.7 million on income before income taxes, and a $3.1 million tax impact from non-deductible transaction costs.
The primary driver of our income tax provision for the nine months ended September 30, 2020 was tax expense of $37.0 million on income before income taxes, partially offset by excess tax benefits from employee stock-based compensation of $23.7 million.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
In this Quarterly Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; and loss on extinguishment of debt. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except percentages)
Net income	$89,930	$91,761	$331,950	$200,708
Excluding:
Interest and other non-operating expense, net (1)	2,640	9,457	4,425	24,105
(Benefit) provision for income taxes (2)	(6,131)	(1,368)	(4,669)	11,694
Depreciation and amortization (3)	23,211	15,754	49,276	45,088
Stock-based compensation expense (4)	42,256	17,128	90,047	47,664
Foreign exchange (gain) loss (5)	(2,698)	1,464	(8,223)	9,312
Acquisition-related expenses (6)	25,030	392	34,974	1,701
Loss on extinguishment of debt (7)	—	16,855	—	16,855
Adjusted EBITDA	$174,238	$151,443	$497,780	$357,127
Divided by:
Revenue	$532,429	$451,478	$1,611,975	$1,108,270
Adjusted EBITDA margin	33%	34%	31%	32%
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
(2)See “Results of Operations—Benefit (Provision) for Income Taxes” for more information on the fluctuation in (benefit) provision for income taxes in the three and nine months ended September 30, 2021 and 2020.
(3)The three and nine months ended September 30, 2021 include amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7 in the third quarter of 2021.
(4)See “Note 11—Stock-Based Compensation” in the Notes to Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(5)See “Results of Operations—Other Income (Expense), net” for more information on the fluctuation in foreign exchange (gain) loss for the three and nine months ended September 30, 2021 and 2020.
(6)Acquisition-related expenses for the three and nine months ended September 30, 2021 related to our acquisitions of Depop and Elo7. For further information see “Note 5—Business Combinations” in the Notes to Consolidated Financial Statements. Acquisition-related expenses for the three and nine months ended September 30, 2020 related to our acquisition of Reverb.
(7)During the third quarter of 2020, we repurchased $301.1 million aggregate principal amount of our outstanding 2018 Notes. We recognized a non-cash loss on extinguishment of debt of $16.9 million as a result. For more information see “Note 8—Debt” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $816.8 million as of September 30, 2021. Additionally, we have $90.4 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2021, we had positive operating cash flows of $361.1 million and we expect to generate additional cash flow from operations in the fourth quarter of 2021. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, and short- and long-term investments, and net working capital as of the date indicated:

As of September 30, 2021
(in thousands)
Cash and cash equivalents	$619,402
Short-term investments	197,430
Long-term investments	90,350
Total cash and cash equivalents, and short- and long-term investments	$907,182
Net working capital	$606,327
As of September 30, 2021, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our international operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of September 30, 2021 we had four outstanding series of convertible senior notes. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended September 30, 2021, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the fourth quarter of 2021 and holders of the 2021 Notes and 2020 Notes are not eligible to convert their Notes during the fourth quarter of 2021.
During the nine months ended September 30, 2021, we paid $43.9 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.8 million aggregate principal amount of the outstanding 2018 Notes.
We have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At September 30, 2021, we did not have any borrowings under the 2019 Credit Agreement.
For more information on the Notes and the 2019 Credit Agreement see “Note 8—Debt” in the Notes to Consolidated Financial Statements.
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

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash provided by (used in):
Operating activities	$361,092	$435,289
Investing activities	(1,534,861)	41,643
Financing activities	558,167	220,574
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
Net cash provided by operating activities was $361.1 million in the nine months ended September 30, 2021, primarily driven by cash net income of $404.1 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $43.0 million in cash, primarily driven by timing of payment of payables in the period.
Net cash provided by operating activities was $435.3 million in the nine months ended September 30, 2020, primarily driven by cash net income of $363.8 million, as a result of revenue generated on our platforms and changes in our operating assets and liabilities that provided $71.5 million in cash, primarily driven by timing of payment of payables in the period.
Net Cash (Used in) Provided by Investing Activities
Our primary investing activities consist of cash paid in the acquisitions of Depop and Elo7, sales and purchases of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $1.5 billion in the nine months ended September 30, 2021. This was primarily attributable to $1.7 billion in cash paid to acquire Depop and Elo7. In addition, investing activities included $17.3 million in capital expenditures, including $11.5 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms. This was partially offset by net sales of marketable securities of $175.1 million.
Net cash provided by investing activities was $41.6 million in the nine months ended September 30, 2020. This was primarily attributable to net sales of marketable securities of $45.7 million. This was partially offset by $4.1 million in capital expenditures, including $3.7 million for website development and internal-use software.
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
Net cash provided by financing activities was $558.2 million in the nine months ended September 30, 2021. This was primarily attributable to proceeds from issuance of the 2021 Notes of $1.0 billion and proceeds from the exercise of stock options of $10.9 million, partially offset by stock repurchases of $234.4 million ($180.0 million in conjunction with the issuance of the 2021 Notes and $54.4 million as part of our stock repurchase program), payments of $85.0 million for the 2021 Capped Call Transactions, payment of tax obligations on vested equity awards of $69.1 million, the conversion of $43.9 million of the Notes, and payment of debt issuance costs of $12.8 million.
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

Off Balance Sheet Arrangements
As of September 30, 2021, we had no off balance sheet arrangements.
Contractual Obligations
In June 2021, we issued the 2021 Notes, see “Note 8—Debt” in the Notes to Consolidated Financial Statements for more information. Additionally, in June 2021 we entered into a 5-year contractual commitment for cloud-based services with an aggregate future minimum payment obligation of $525.0 million, which includes escalating commitments each contract year. As of September 30, 2021, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
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
Except for changes resulting from updates to expected volatility and expected term assumptions used to determine the fair value of our stock options under the Black-Scholes option-pricing model in the second quarter of 2021, see “Note 11—Stock-Based Compensation” in the Notes to Consolidated Financial Statements, and the issuance of performance based restricted stock units and the adoption of ASU 2020-06 during the first quarter of 2021, see “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, there have been no significant changes to our critical accounting policies included in our Annual Report.
We acquired both Depop and Elo7 in July 2021. Determining the fair value of the assets acquired and liabilities assumed required management to use significant judgment and estimates, including estimates of future revenue, incremental after tax cash flows, discount rates, and estimated replacement costs. Our estimates of fair value were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Except for changes resulting from the acquisitions of Depop and Elo7, including purchase price allocations and valuation of the acquired intangible assets, developed technology, and goodwill, there are no new critical accounting estimates that were not included in our Annual Report or described above.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2021, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 2, 2021 we acquired Elo7 Serviços de Informática S.A. (“Elo7”) and on July 12, 2021 we acquired Depop Limited (“Depop”). We are currently integrating Elo7 and Depop into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 will not include Elo7 and Depop.

Part II - Other Information
Item 1. Legal Proceedings.
See “Note 9—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.
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
We experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency during 2020 and early 2021. Our revenue growth may not be sustainable. While our GMS, revenue, and Adjusted EBITDA grew in the third quarter of 2021 as compared to the third quarter of 2020, our rate of revenue growth decelerated in the second and third quarters of 2021 and may continue to decelerate as the ongoing COVID-19 pandemic runs its course and eventually abates, retail businesses reopen, and as the prior year comparison periods reflect our significant growth during the last nine months of 2020 and the first quarter of 2021. Even if our revenue continues to grow on a period over prior year period basis, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our current and future growth.
Our rapid growth has made and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce questionable intellectual property rights. Our increased visibility may also lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. In addition, the recent increased scrutiny and regulation of marketplace platforms, even though focused on other large platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations.
If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may continue to decelerate for a number of reasons, including the abatement of the COVID-19 pandemic and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.
The COVID-19 pandemic is unprecedented and has impacted, and the pandemic and its eventual abatement may continue to impact, our GMS, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.
We expect that COVID-19 and its economic and social impacts will continue to affect our business through the end of 2021 and possibly beyond. While COVID-19 vaccination efforts are ongoing, the timing, speed, and acceptance of vaccinations and timing of lifting of movement restrictions varies from location to location, is evolving, and to varying degrees across locations remains unknown. We continue to experience the uncertainty caused by the COVID-19 pandemic, including by the spread of variant strains of COVID-19, and its potential impact on the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. In addition, the COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, and have at points adversely affected, and could again adversely affect demand for products sold in our marketplaces. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has also disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down or become more expensive, our GMS and revenue could be negatively impacted.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures, stimulus checks, and emerging categories such as face masks. However, we have seen demand for certain items, like handmade masks, diminish significantly with the rollout of the vaccine, and as medical grade masks become widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns when the pandemic abates. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and stimulus checks. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages impacting our communities of sellers and the economy as a whole, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
As a result of the ongoing COVID-19 pandemic, our employees continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.
The uncertainty around the duration of business disruptions, the timing and acceptance of vaccine rollouts, herd immunity, the lifting of remaining travel restrictions in the United States and other areas of the world and consumers’ responses to these developments may adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the pandemic. The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing and acceptance of vaccine rollouts and herd immunity in various locations, the timing of further relaxation or elimination of movement and travel restrictions, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
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
On November 3, 2021, we provided guidance for the fourth quarter of 2021. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly as vaccines become widely rolled-out and restrictions on movement are lifted, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and the impacts of reduced movement or the removal of restrictions on movement, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the ongoing COVID-19 pandemic or its eventual abatement, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, resumption of freedom of movement in various regions and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the ongoing COVID-19 pandemic or its eventual abatement will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of COVID-19, the efficacy of a vaccine, and the timing and impact of the easing of restrictions on movement, we may continue to provide more limited quarterly guidance, as we did in 2020 and 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists. While we are investing in the recovery systems, security and access controls, and assessments of our vendors’ security for us and our recently acquired subsidiaries, these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach.
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
We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices, or, as has occurred from time to time in the past, experience a cyber incident or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers have moved to a remote work environment and may, as a result, be more vulnerable to cyber attacks.
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
Creating trusted brands is one of the key elements of our strategy. In particular, we are focused on enhancing the customer experience for both sellers and buyers. We continue to evolve our offerings and invest to improve our customer experience on our marketplaces. If our efforts are unsuccessful, or if our customer service platforms or our trust and safety program fail to meet our requirements, legal requirements, or our customers’ requirements, we may need to quickly invest significant additional resources. If we are unable to do so, our ability to maintain trustworthy marketplaces, attract buyers and sellers, and maintain our trusted brands, could be harmed.

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
Our GMS and revenue is concentrated in our most active buyers and sellers. The pandemic fueled an unprecedented increase in the growth of new buyers and reactivated lapsed buyers, although in recent quarters we have seen the growth rate decline on a year over year basis. We have also seen a higher than recent historic growth rate of new sellers. If we lose a significant number of those buyers, or sellers, due to the abatement of pandemic restrictions or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at 2020 levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.
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
Negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation. We take action against sellers who we are aware may have violated our policies. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity.
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

Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, a number of countries continue to experience delays in shipping due to the COVID-19 pandemic, and supply chain disruptions and shipping delays may become more widespread. If buyers have a negative purchase experience, whether due to delay or other reasons, our reputation could be damaged.
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
Outside of the United States, governments of one or more countries have in the past and may continue to seek to censor content available on our platforms, attempt to apply their local requirements extra-territorially, or may even attempt to block access to our platforms. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
Buyers on our Etsy and Reverb marketplaces primarily pay for purchases using our payments services (i.e., Etsy Payments and Reverb Payments (only available in the United States)), or PayPal and, in certain jurisdictions, may pay in installments with Klarna. Our marketplaces also utilize various third party payment processors: International buyers pay for purchases on Reverb using Ayden; buyers on Depop use Stripe or PayPal; and buyers on Elo7 use MoIP. In the United States and other countries where our payments services are available, our sellers accept various forms of payments such as credit cards, debit cards, gift cards, PayPal, Google Wallet, and Apple Pay. We plan to invest ongoing internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
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
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the nine months ended September 30, 2021, approximately 74% of our GMS was denominated in U.S. dollars.
Any events causing significant disruption or distraction to the public or to our workforce, such as natural disasters and other adverse weather and climate conditions, public health crises, supply chain disruptions, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. These events, if they occur, may impact buyer demand for discretionary goods, impact sellers’ ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.
Further expansion outside of the United States will subject us to risks associated with operations abroad.
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, labor and employment laws, business practices, including those related to the environment, and taxation of income, goods, and services) sometimes with attempts to apply these laws and regulatory standards extraterritorially;
•defending our marketplaces against international litigation, including in jurisdictions that may not offer judicial norms or protections similar to those found in the United States;
•conforming to local business or cultural norms;
•barriers to international trade, such as tariffs, customs, or other taxes, or, when applicable, cross-border limits placed on U.S. technology companies;
•uncertainties on the continuing impact of pandemic-related quarantines, closures, delayed or shut down delivery services, supply chain delays, and movement restrictions on operations, and geopolitical events such as natural disasters, pandemics, terrorism, and acts of war;
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
If we experience increased voluntary attrition in the future, and/or if we are unable to attract and retain qualified employees in a timely fashion or on reasonable terms, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, we have in the past and may in the future need to engage in litigation or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.

We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital services taxes, or online sales taxes. In 2021, the administration of President Joseph R. Biden, as well as several members of Congress, through the fiscal budget reconciliation process, released proposed legislation that includes several significant modifications to key income tax provisions, as well as introduced new provisions, to the U.S. internal revenue code. The proposed legislation includes, among other things, an increase to the U.S. federal income tax rate, generally to between 25% to 28% from the current 21% tax rate, an increase to U.S. tax on foreign earnings, an increase to the limitation of deductible interest expense, and an increase to the disallowance of a deduction for certain named executive officers’ compensation. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law would likely materially and adversely impact our income tax liability, deferred tax asset or liability balances, provision for income taxes, and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, or as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
We compete for sellers with marketplaces, retailers, social media commerce, and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on the Etsy marketplace, a seller can list her goods with online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook, Instagram, and TikTok. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise. We similarly compete for sellers on our other marketplaces, Depop, Reverb, and Elo7, which sellers may list their goods with online retailers such as Vinted, ThredUp, or Poshmark, in the case of Depop, Sweetwater, in the case of Reverb, or MercadoLibre, in the case of Elo7, among others, or sell through other venues, marketplaces, retailers, or commerce channels.
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
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, such services may be integrated into site functionality, and these competitors may have access to substantial data about Etsy and its communities of buyers and sellers. As a result, they may have the ability to reduce our ability to service our users, reduce our ability to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Etsy.
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
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, varying quarantines, closures, delayed or terminated delivery services, and movement restrictions related to the ongoing COVID-19 pandemic may interfere with our international growth strategy.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of a strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, non-U.K. consumers may be less familiar with Depop, or find the listed items less appealing, than consumers in the United Kingdom and non-Brazilian consumers may be less familiar with Elo7, or find the listed items less appealing, than consumers in Brazil.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), and additional laws being passed or considered in U.S. States and countries throughout the world may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party and expect to maintain and enforce similar policies at Depop and Elo7 once we have integrated Depop and Elo7 into our marketplace policy program. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
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
We have developed an Impact strategy that focuses on leveraging Etsy’s core business to generate value for our communities and stakeholders through positive economic, social, and ecological efforts (our “ESG metrics”). Our Impact strategy aims to create more economic opportunity for our stakeholders, ensure equitable access to the opportunities we create, and build long-term resilience by fostering responsible resource use and reducing our carbon footprint. We have also elected to publicly share these ESG metrics and include them in the Annual Report, and, as a result, our business may face heightened scrutiny for these activities. See “Business—Our Impact Strategy and Progress” in the Annual Report. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”) and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended September 30, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the fourth quarter of 2021. See “Note 8—Debt” in the Notes to Consolidated Financial Statements for more information on the 2018 Notes and 2019 Notes.
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
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. No tools and procedures are guaranteed to function completely without error, particularly for physical, non-standardized goods, our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States.
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. These safe harbors and court rulings, including analogous ones in other state and international jurisdictions, have and may change unfavorably. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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

We have been involved in, and in the future may be involved in, litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms and/or how our business operates.
In addition to intellectual property claims, we have been involved in other litigation and regulatory matters, including matters related to consumer protection, product liability, security and privacy, commercial, or shareholder derivative lawsuits, either individually or, where available, on a class-action basis. We have been and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our Etsy marketplace platform that items offered by sellers on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make substantive medical or health claims, we may nevertheless be subject to claims based in whole or in part on the actions of sellers in violation of that directive.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters. Any lawsuit or regulatory action to which we are a party, with or without merit, may result in an unfavorable judgment. We have in the past settled lawsuits and regulatory actions and may decide in the future to settle lawsuits or regulatory actions, even if non-meritorious. Any such settlements may be on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
We limit certain claims against us under our Terms of Use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdiction courts, and may have reduced or no enforceability in some jurisdictions. Where these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
Lawsuits or other enforcement actions brought against us have resulted in settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
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
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to occasional requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.

Our sellers and vendors may have been and may in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber incident or security breach could lead to claims by members of our communities, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
We recently acquired Elo7 which currently operates principally in Brazil and we additionally recently opened offices in Mexico and India. Each of these jurisdictions has legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. In addition, the timing and impact of the COVID-19 pandemic has been materially different from jurisdiction to jurisdiction. If we are unable to manage these risks, it could adversely affect our business, financial performance, and growth. Further, the success of our Elo7 marketplace may be adversely affected by macroeconomic, social, and political conditions prevailing in Brazil and Latin America. Decreases in the growth rate, periods of negative growth, increases in inflation, persistent deflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange and capital controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws, and regulations and other political, economic, or regulatory developments in or affecting Brazil and/or other parts of Latin America may affect the overall business environment and may, in turn, adversely impact Elo7’s financial condition and results of operations in the future or create obstacles to the successful integration of Elo7 into Etsy.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the recently enacted American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and our sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s recent e-Copyright in the Digital Single Market Directive and Platform to Business Regulation, and pending Digital Services Act (DSA) and Digital Markets Act (DMA), may impact us directly, as well as impacting our sellers and vendors. Similarly, recently adopted anti-waste regulations in Germany and France may directly impact our sellers, as well as impose compliance verification obligations on us. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third party user content under intellectual property laws such as the Digital Millennium Copyright Act § 512 et seq., or limit user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230). As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages.
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
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. We could also face regulatory challenges or be subject to allegations of discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. We may be subject to regulatory requests for information or testimony related to regulatory challenges of third parties, such as our competitors or our vendors, which could cause us to incur significant costs and expend significant resources in response, and could impact our relationship with those third parties.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that they claim cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, have been and could in the future be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We have been and might in the future be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
On January 1, 2021, the United Kingdom left the E.U. single market and customs union (“Brexit”). While the United Kingdom and the European Union have agreed to the terms of the United Kingdom’s departure in a trade agreement, there remains a continued lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U. rules and regulations to replace or replicate, including financial and banking laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, packaging and recycling rules, privacy and information security laws, payments regulations, environmental, health, and safety laws and regulations, immigration laws, product safety laws, and employment laws, all of which could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. Additionally, under the terms of the United Kingdom’s departure, the European Union retains the right to impose tariffs if the United Kingdom violates certain “level playing field” standards relating to working conditions and environmental requirements. The long-term effects of Brexit will depend on how U.K. laws and relationships evolve, as well as the United Kingdom’s adherence to the “level playing field” standards, and how that impacts its ability to negotiate favorable trade agreements with other countries.
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
For example, since January 1, 2020, our common stock’s daily closing price on Nasdaq has ranged from a low of $31.69 to a high of $252.57 through October 29, 2021. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the fourth quarter of 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See “Note 8—Debt” in the Notes to Consolidated Financial Statements for more information on the Notes.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in our exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
July 1 - 31, 2021 (1)	75,304	$198.83	43,123	$241,454
August 1 - 31, 2021 (1)	141,417	191.95	121,350	217,992
September 1 - 30, 2021 (1)	123,018	217.76	102,877	195,569
Total	339,739	202.82	267,350	195,569
(1)The total number of shares purchased includes 72,389 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions.
(3)In December 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
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

ETSY, INC.
Date: November 3, 2021	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)