Form 10-K
period 2021-12-31
ETSY INC
filed 2022-02-25
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $25.872 billion.

The number of shares of common stock outstanding as of February 18, 2022 was 127,032,946.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference in Part III of this Annual Report.

Note Regarding Forward-Looking Statements
Summary Risk Factors

Part I - Financial Information
1	Item 1.	Business
39	Item 1A.	Risk Factors
70	Item 1B.	Unresolved Staff Comments
70	Item 2.	Properties
70	Item 3.	Legal Proceedings
70	Item 4.	Mine Safety Disclosures

Part II - Other Information
71	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
72	Item 6.	[Reserved]
73	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
91	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
92	Item 8.	Financial Statements and Supplementary Data
136	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
136	Item 9A.	Controls and Procedures
136	Item 9B.	Other Information
136	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III
137	Item 10.	Directors, Executive Officers and Corporate Governance
137	Item 11.	Executive Compensation
137	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
137	Item 13.	Certain Relationships and Related Transactions, and Director Independence
137	Item 14.	Principal Accounting Fees and Services

Part IV
138	Item 15.	Exhibits and Financial Statement Schedules
140	Item 16.	Form 10-K Summary
141		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “non-U.S. GMS,” “mobile GMS,” and “currency-neutral GMS growth.”

Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the impact of our Offsite Ads offering on our future financial performance; our ability to attract, engage, and retain buyers and sellers; our newly announced transaction fee increase and plans for marketplace investments; strategic investments or acquisitions and the potential benefits thereof; our intended environmental and social impacts; the uncertain macroeconomic environment and impacts that the COVID-19 pandemic may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; changes in overall levels of consumer spending and e-commerce generally; and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks and uncertainties. Other factors may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should read this Annual Report in its entirety and not place undue reliance on any forward-looking statements in this Annual Report.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Annual Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks.
Forward-looking statements represent our beliefs and assumptions only as of the date of this Annual Report. We disclaim any obligation to update forward-looking statements.
Summary Risk Factors

Our business is subject to numerous risks. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A, “Risk Factors” which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.
Financial Performance and Operational Risks Related to Our Business
•We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
•The ongoing, unprecedented COVID-19 pandemic has impacted, and may continue to impact, our GMS and could impact our results of operations in numerous volatile and unpredictable ways.
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
•Our business depends on continued and unimpeded access to third-party services, platforms, and infrastructure that we rely upon to maintain and scale our platform.
•We have experienced rapid domestic and global growth, and we may be subject to expanded and potentially uninsured risk, making it more difficult for us to maintain profitability in the future.
•Our business could be adversely affected by economic downturns, natural disasters, public health crises, political crises, geopolitical changes or other macroeconomic conditions which have in the past and may in the future negatively impact our business and financial performance.
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

•If the widely adopted mobile, social, search and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
•If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. Our reputation and the value of our brands may also be damaged if we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
•Expanding our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•Our recent acquisitions of Depop Limited (“Depop”) and Elo7 Serviços de Informática S.A. (“Elo7”) may create strains on our management, technology and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.

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
•We have been involved in, and in the future may be involved in, litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our marketplaces and/or how our business operates.
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

PART I - Financial Information

Item 1. Business.
Overview
Our Mission
Etsy’s mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. We believe that consumers are demanding more of the businesses they support and that companies that build win-win solutions that are good for people, the planet, and profit will be best positioned to succeed. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. You can read more about Etsy’s Impact and environmental, social, and governance (“ESG”) strategies beginning on page 18, where we report on metrics aligned with both our self-identified Impact priorities and widely accepted third-party frameworks.
About our Company
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are a joyful expression of their taste and values. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy.com sellers a marketplace with tens of millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Both Depop and Elo7 were acquired in July 2021. Our marketplaces primarily operate independently, although some of our functions in key areas such as finance, legal, and human resources, for example, support all four marketplaces to some extent. The Reverb, Depop, and Elo7 marketplaces are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition.
Our sellers generated $13.5 billion of Gross Merchandise sales (“GMS”) in 2021. Of this, the Etsy marketplace represented 90.6%, and the Reverb, Depop, and Elo7 marketplaces represented 7.0%, 2.2%, and 0.2%, respectively (the latter two marketplaces having been owned by Etsy for just less than half of 2021). We anticipate that the Etsy marketplace will continue to be the primary driver of our overall financial performance for the foreseeable future.
Here are a few key statistics about our marketplaces:
•The Etsy, Reverb, Depop, and Elo7 marketplaces collectively connected a total of 7.5 million active sellers to 96.3 million active buyers as of December 31, 2021.
•Collectively our marketplaces had over 120 million items for sale as of December 31, 2021.
•Our top six retail categories on the Etsy marketplace in 2021 continued to be homewares and home furnishings, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and beauty and personal care. These categories, excluding masks, represented approximately $10 billion, or 87% of 2021 GMS. Reverb provides a significant presence in the market for musical instruments, Depop extends our apparel offering into the resale space, and Elo7 expands our geographic opportunity with a local brand in Brazil.
•We are a global company, and 42% of our consolidated 2021 GMS was generated when a seller or buyer, or both, were located outside of the United States.
•Approximately 64% of our 2021 consolidated GMS came from purchases made on mobile devices, with mobile app being the fastest growing device for the Etsy marketplace.

Our Strategy

As illustrated below, our strategy is focused around:
•Building a sustainable competitive advantage - our “Right to Win;”
•Growing the Etsy marketplace in our seven core geographies; and
•Leveraging our marketplace playbook across our “House of Brands.”

Building a sustainable competitive advantage - our “Right to Win”
Our “Right to Win” is centered on four key elements that we believe make Etsy.com a better place to shop and sell and, which, in turn, will bring more buyers, lead to increased frequency and size of purchases, and build trust in the Etsy marketplace. We believe that when executed effectively, these elements can create a multiplier effect that will drive future growth.
Our sellers’ collection of unique items: The foundation of Etsy.com’s competitive advantage is our sellers’ collection of millions of unique items. Sellers choose to list their collections of unique items on our marketplace because they believe that we are the best place for them to start and grow a creative business and that we have created a community that attracts, supports, and retains some of the world’s most talented makers. The unique nature of our sellers’ items requires that we invest in the other three elements of our strategy: search and discovery, human connections, and our trusted brand in order to deliver a best-in-class marketplace experience.
Best-in-class search and discovery: We are focused on continuing to develop a search and discovery experience that unlocks the value of the unique items that can be found on the Etsy marketplace. With millions of items listed on Etsy.com that don’t map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that surfaces the right unique product to the right buyer at the right time in order to drive sales and buyer satisfaction. We use artificial intelligence and machine learning to help personalize the search experience and enable Etsy buyers to more easily browse, filter, and find the items they desire. We’re investing in multiple areas focused on understanding buyer tastes and preferences as we strive to anticipate and inspire their next purchase.
The power of human connections: Our mission to “Keep Commerce Human” is a vital part of our strategy. We continue to emphasize the role that humans play in every aspect of our business. What makes the Etsy marketplace special isn’t just the unique items in our marketplace; it’s also the stories of how those items were brought to life by the hands of real people. Our buyer experience allows Etsy buyers to work with Etsy sellers to personalize or customize items to their exact specifications. We believe that fostering and elevating the quality of these human connections will continue to enable us to drive buyer engagement, loyalty, and purchase frequency, thus differentiating Etsy.com from other places you can shop.
Our trusted brand: We will continue to focus on being a reliable brand that inspires trust along the buyer journey — when buyers search, purchase, anticipate, and receive their special items, and all the steps in between. Since Etsy sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for providing an excellent end-to-end experience. There are two key elements to being a trusted brand: standing for something that buyers understand and rely on, and delivering a purchasing experience that feels efficient and safe. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available on Etsy, and in the overall Etsy experience.
Growing the Etsy marketplace in our seven core geographies:
We are focused on growing the Etsy marketplace in our seven core geographies (as illustrated above). While we have sellers and buyers around the world, we define our core geographies as locations that meet any of the following criteria:
•represent our most attractive buyer GMS opportunities,
•where we currently have or believe we can create a vibrant two-sided marketplace, or

•where we’re making strategic investments in domestic growth.
We will also continue to evaluate additional geographies for strategic investments.
Leveraging our marketplace playbook across our “House of Brands”
We now have four values-aligned e-commerce marketplaces offering non-commoditized items in our “House of Brands:” Etsy, Reverb, Depop, and Elo7 which stand for creativity, community, and “special.” Our goal is that all four marketplaces will benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
We believe our marketplaces all share key elements central to success, including:
•analytical frameworks, product experiment and measurement approaches, and operating rhythms that prioritize resource allocation towards the most impactful outcomes,
•sophisticated search and discovery technology,
•compelling on-site customer experiences,
•efficient payment platforms,
•value-added seller services, such as advertising platforms and effective shipping options,
•strong brand and performance marketing capabilities, and
•a commitment to investments that protect the marketplace.
We have created cross-functional, cross-marketplace initiatives designed to accelerate value creation across our newly acquired marketplaces, enabled by the deep subject matter expertise developed over the past several years within the Etsy leadership team. Each of these initiatives apply marketplace best practices to each brand’s specialty or demographic. We will monitor these early collaborations through the year and adjust depending upon the needs and market dynamics of each brand.

Lastly, Etsy’s strategy, to a lesser extent, also includes selectively pursuing acquisitions of businesses or technologies that complement our marketplaces or align with our overall growth strategy. Such acquisitions could help us expand our geographic reach, enter or deepen our exposure to product categories, or expand our technology portfolio or offering.

How We Make Money
We see our business model as a virtuous circle - we connect sellers and buyers, enable their transactions, receive fees for our services, and then reinvest in customer experiences to further grow Etsy and our sellers’ revenue. We generate revenue primarily from marketplace activities, including transaction, listing, and payments processing fees, and fees for optional seller services, which include on-site advertising and shipping labels. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Components of Our Results of Operations—Revenue.”

2021 Consolidated Revenue $2.3B, Up 35% Y/Y

Services Revenue
$583.3M
25.0%
Marketplace Revenue
$1.7B
75.0%

Marketplace Revenue
(Required fees)
•Listing Fee •Transaction Fee •Payments Processing Fee •Offsite Ads Transaction Fee

Services Revenue
(Optional value-added services)
•On-site Advertising •Shipping Labels •Other

Our “House of Brands” Marketplaces

The Etsy Marketplace
Buyers come to the Etsy marketplace for meaningful, one-of-a-kind items handcrafted and curated with passion and expertise by our creative entrepreneurs. We are focused on attracting potential buyers to Etsy for everyday items that have meaning and those “special” purchase occasions that happen throughout the year. These include items that reflect an individual’s unique style; gifting that demonstrates thought and care; and celebrations that express creativity and fun.

Etsy purchase occasions can happen frequently throughout the year - when a buyer is decorating a home, selecting an outfit for a special event, planning a celebration for a special moment, or buying a gift for someone else. In fact, according to a 2021 Etsy buyer survey:
•~87% of buyers say “Etsy has items I can’t find anywhere else;”
•~72% of buyers agree “there is no other store or website similar to Etsy;” and
•when asked the reasons for their most recent visit to Etsy (buyers were asked to indicate all that apply), 55% of buyers said “to look for a specific, unique item to purchase for myself;” 36% said “to look for a gift for someone else;” 23% said “to treat myself with a purchase;” 20% said “to browse or seek inspiration;” and 9% said “to celebrate a major life event.”

Beginning in 2020 and continuing through 2021, the COVID-19 pandemic and other global macroeconomic factors drove a significant shift to online purchasing in many retail categories. Millions of buyers found Etsy for the first time, or discovered us again, for many everyday items, including those that at the beginning of the pandemic were temporarily unavailable elsewhere. Our sellers’ ability to provide these items to buyers enabled Etsy to reinforce our brand messaging, aligning handcrafted and “special” with everyday purchase occasions. We’ve developed a thoughtful and powerful strategy to define what “everyday” means for Etsy, bringing it to life in our marketing and product experiences. We’ve also continued to deepen our brand’s connection to small businesses and the dynamic, unique inventory available on Etsy.

Throughout 2021 we focused on deepening our engagement with buyers, encouraging them to consider Etsy as a starting point for their purchase or inspiration journeys across many retail categories and shopping occasions. As a result, we’ve seen a meaningful increase in overall buyer frequency, and habitual buyers, our most loyal, are the fastest growing buyer segment. In fact, GMS from existing Etsy buyers grew 34% year-over-year in 2021 and represented approximately 87% of overall Etsy.com GMS. You can read more about the performance of our buyer segments below.

We believe the Etsy marketplace is characterized by several unique qualities, including:
•A brand that stands for “Intentional Shopping:” In a world of increasing automation and commoditization, Etsy.com is a marketplace where creativity lives and thrives because it’s powered by people. We help our community of sellers turn their ideas into successful businesses. Our platform connects them with millions of buyers looking for an alternative—something special that expresses their taste and values.
•Unique products: Etsy boasts a large assortment of handmade, customized, personalized, vintage, and craft supply products from all over the world. As of December 31, 2021 there were nearly 100 million items listed on the Etsy marketplace, and approximately 23% of our 2021 GMS was from custom or made-to-order merchandise.
•Global reach: In 2021, 42% of Etsy sellers were located outside the United States, and 43% of our GMS was generated between an Etsy seller, Etsy buyer, or both, located outside of the United States. Our platform makes it easy for Etsy buyers and sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, Etsy Ads, and conversations between buyers and sellers. We invest in localization, particularly within our core non-U.S. markets, to create a more localized experience such as browse features and shipping filters, which has resulted in more buyers purchasing from sellers within their own country. In fact, our fastest growing trade route is between buyers and sellers in the same non-U.S. country and, in 2021, over 70% of GMS in the United Kingdom and Germany was from domestic sales.

•Organic traffic base: The unique nature of our sellers’ inventory and power of our brand have enabled us to organically build a loyal, global base of Etsy buyers on the platform. In 2021, 81% of our GMS was generated through organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications.
•Connection between Etsy buyers and sellers: As of December 31, 2021, 90.1 million buyers and 5.3 million sellers were active on the Etsy marketplace. We emphasize that the items listed for sale on the Etsy marketplace are brought to life by real people and that buyers can connect directly with sellers in order to ask questions and personalize or customize items to their specifications. One example of how we are enabling buyers and sellers to engage in new, more human ways is our use of listing videos, where sellers showcase their expertise in making and bringing their products to life. Approximately 13 million seller videos were uploaded as of December 31, 2021.
•Connected experience across all devices: We want to engage Etsy buyers wherever they are and provide an enjoyable and accessible shopping experience regardless of the format. Our mobile website and our Etsy mobile app for Etsy buyers (“Buy on Etsy”) include search and discovery, curation, personalization, augmented reality, and social shopping features. For the year ended December 31, 2021, approximately 64% of Etsy.com GMS was generated on a mobile device. Through product investments that drive buyers to our app, we’ve been able to increase app downloads by 47% in 2021, which is beneficial to conversion rate, as our mobile app channel has the highest conversion rate among devices.
•Buyer intent; people come to the Etsy marketplace to browse and be inspired: Our platform is designed to provide a personalized search experience to Etsy buyers, adjusting results and recommendations based on transaction data and previous browsing history. We are continuing to build more sophisticated algorithms that allow us to deliver more personalized results to our buyers, utilizing browsing and transaction data to surface items buyers didn’t know they wanted. In 2021, we launched a proprietary capability we call “XWalk,” a large-scale, real-time graph retrieval engine that dramatically expands the available data processed to capture semantic meaning, and to improve conversion rate, by showing more relevant inventory to buyers.
The Reverb Marketplace
Reverb, headquartered in Chicago, is a unique two-sided marketplace founded in 2013 on the principle that buying and selling musical instruments should be easy. Reverb connects buyers and sellers of new, used, and vintage musical gear from all over the world, uniting music makers with the gear that inspires them. As of December 31, 2021, our Reverb marketplace had 847 thousand active buyers and 210 thousand active sellers. Reverb’s buyers and sellers range from beginning musicians looking for their first instruments to professional musicians that utilize the platform to expand their tools, local music stores that use Reverb to do more business online, and the largest music retailers in the world that use Reverb to reach an even larger audience. In 2021, over 65% of Reverb’s active sellers also bought on Reverb, and those that bought and sold gear spent two times more than those that bought gear on Reverb but did not sell on Reverb.
Reverb’s unique characteristics include the depth and breadth of its sellers’ inventory, 1.6 million listings as of December 31, 2021, range of sellers (including retailers, manufacturers, and individual sellers distributed across the globe), one of the largest musical instrument databases with historical pricing data in the world, and a large and passionate community of musicians and music gear lovers. In 2021, Reverb invested in improving platform engagement, optimizing conversion rate, improving the user experience, advertising, and driving international growth.
After a very strong growth year in 2020, Reverb again grew GMS in 2021, up 16% year over year, despite other musical instruments sales channels being reopened. Further, Reverb significantly outpaced the growth of the musical instruments market on a two-year basis. Reverb’s growth strategy continues to be focused on making it easier to sell and ship gear, becoming the best destination for special gear, and expanding internationally.
The Depop Marketplace
Depop, headquartered in London, is dedicated to building the world’s most diverse and progressive home of fashion. Since its founding in 2011, Depop has evolved to become a community-powered fashion marketplace to buy and sell unique fashion, with approximately 26 million registered users. Depop had approximately 3.7 million active buyers and 2.0 million active sellers at December 31, 2021. Approximately 60% of Depop sellers who made a sale in 2021 also made at least one purchase in 2021 which we believe shows the strong engagement of Depop’s user base. Approximately 90% of Depop’s GMS is in the apparel category. Depop had approximately 16.6 million listings as of December 31, 2021.
Depop is a place for anyone to discover and celebrate their style on their own terms and to feel good about their fashion choices by extending the lives of millions of garments. We believe Depop has a meaningful growth opportunity given its strong user engagement metrics, leading resale market position with the “Generation Z” (“Gen Z”) consumer demographic, and strong brand awareness in its core markets (United Kingdom and United States). As of December 31, 2021, the majority of Depop’s users were Gen Z (the demographic cohort succeeding Millennials and known as “digital natives” as they are the first social generation to have grown up with access to the internet and portable digital technology from a young age). According to a 2021 ThredUp Annual Resale Report, which looked at trailing twelve month (“TTM”) data, over 40% of Gen Z and Millennial shoppers shopped second-hand fashion in 2020.

Depop’s GMS is incremental to Etsy’s consolidated results for the periods we owned the business in 2021. Depop experienced very strong growth in 2020, followed by reopening headwinds in 2021. In 2022, Depop will be focused on making investments in product and marketing designed to reignite growth and drive engagement and conversion rate and exploring value-added services to drive monetization and improved profitability.
The Elo7 Marketplace
Elo7, known as the “Etsy of Brazil,” was founded in 2008 and is headquartered in São Paulo, Brazil. Elo7 specializes in custom and made-to-order merchandise, connecting approximately 55 thousand active sellers and 1.8 million active buyers, and had approximately 9.9 million items for sale as of December 31, 2021. Approximately 70% of Elo7’s GMS is from repeat buyers.
Elo7's marketplace includes items in over 40 retail categories, with a significant amount of GMS from "special event and life moment" categories. In 2021, Elo7’s top categories were paper and party supplies, housewares and home furnishings, baby and kids, apparel, weddings, and craft supplies. Elo7 is ranked as a top 10 e-commerce site in Brazil (according to Conversion E-commerce Report in Brazil, April 2021), providing us with a strong local brand in the largest Latin American e-commerce region.
Given its exposure to the “special events and life moment” category, whose celebrations were negatively impacted by the COVID-19 pandemic, Elo7 underperformed the broader e-commerce sector in 2020 and 2021. Elo7’s near-term priorities are focused on optimizing conversion rate, leveraging Etsy’s know-how to further invest in product and marketing with a disciplined return on investment lens, and giving sellers tools to help them grow, including access to more options for fast and affordable shipping that buyers can rely on. Similar to Etsy, we believe that Elo7 can expand its “consideration set” in the mind of Brazilian consumers, becoming a destination they turn to more frequently for more of life’s special moments.
Primary Business Drivers

We leverage technology to connect people around the world through commerce. Among other things, we invest in our technology and infrastructure, product development, marketing, trust and safety, member support and seller tools and education as we strive to continuously improve our marketplaces for our buyers and sellers. While the discussion below focuses on the primary drivers of the Etsy marketplace, there are similar business drivers at each of our marketplaces.
Technology Infrastructure
Our engineering team has built a sophisticated platform that enables millions of sellers and buyers to smoothly transact across borders, languages, and devices. This team writes, deploys, and operates the software and services that enable us to run our business, including the web and mobile products we deploy externally and internally, and maintains our cloud environment and local office networks, and more. Etsy also makes significant investments in areas such as foundational infrastructure, our payments platform, cyber security, internal information technology, data enablement, and system architecture.
We collect and analyze large volumes of data to enhance the performance of our platform, produce personalized recommendations, improve our search experience, and test features on our website. Our use of machine learning algorithms on the Etsy marketplace creates an engaging shopping experience and helps Etsy sellers and Etsy buyers connect across our platform. We apply proprietary machine learning, artificial intelligence, and human curation to personalize the search and recommendations experiences and enable buyers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind. Machine translation and machine learning also play an important role in making it easy for Etsy sellers and Etsy buyers to connect even if they don’t speak the same language. We translate listings within our Etsy marketplace, which we believe significantly increases the items available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience.
In addition, our technology infrastructure allows us to scale our efforts across the platform. Since the Etsy marketplace’s migration to Google Cloud, completed in 2020, we’ve increased engineering efficiency, shifting the focus from maintaining on-premise systems to product engineering work that is more strategic. As the COVID-19 pandemic shifted consumer shopping habits to more online commerce, traffic volume increased dramatically, and the cloud migration enabled us to dynamically flex our infrastructure. In addition to its flexible capacity, we also believe the cloud has enhanced our overall infrastructure by providing faster processing speed, improved page load time, and more nimble technology on an as needed basis. Our subsidiary marketplaces Reverb, Depop, and Elo7 also operate their marketplaces in the cloud and make similar technical development investments with Amazon Web Services (“AWS”).

Product Development
Etsy’s product development and engineering organization is built around the core belief that we can create connections between our sellers and buyers that are personal and fundamentally different from those in other places you can shop or sell. We believe we have a novel approach to product development, which we call our Product Development Culture, an evolving set of key principles, mindsets, and habits that guide how our teams work, experiment, and interact as we develop great experiences for our customers and business. Our teams are organized around a collection of initiatives that support a common strategy aligned with our “Right to Win,” with cross functional teams focused on a single key performance indicator (“KPI”) and set of objectives and key results, all meant to solve key customer friction points. Product and engineering groups work across all areas that matter to our buyers and sellers - the core buyer and seller experience, search and ads, payments, fulfillment, member support, and more. Our approach to solving customer challenges include deep research, A/B testing, exploratory analysis, product management, design, engineering, and product marketing (go-to-market strategies).
Just a few examples of our 2021 product and engineering investments include our work to build buyer confidence in Etsy purchases, including improvements to the post-purchase experience and greater transparency into expected delivery date and order status. As of December 31, 2021, 67% of sellers’ items on the Etsy marketplace offered free shipping to U.S. buyers, and 46% of global orders were delivered with free shipping. We also made significant improvements in shipping transparency; as of December 31, 2021 nearly 100% of U.S. listing views had an expected delivery date. Additional examples of product investments launched in 2021 to drive frequency, include new personalized buyer onboarding and investments in our updates tab, which prompts buyer actions such as favoriting.
Etsy also shares aspects of its product development culture and strategies with our other brands. We are early in this effort and believe that over time increased focus on experimentation, search, recommendations, and fulfillment will improve the customer experience across all of our marketplaces.
Marketing
We believe that our approach to investments in marketing are somewhat different from some other players in e-commerce, and we continue to evolve and refine these activities as a core component of our business. We’ve evolved our marketing strategy to reinforce our core brand promise in the minds of Etsy buyers, and we’ve strengthened our capabilities by employing a full-funnel marketing approach, optimizing our investments in each area of the funnel. Our two primary types of marketing investments, performance and brand - where we spent approximately $431 million and $126 million, respectively on a consolidated basis in 2021 - are discussed below:
Performance marketing. In 2021, the percentage of consolidated GMS attributed to performance marketing (paid GMS) was 19%. Our investments in performance marketing, which we define as paid media spend related to the digital acquisition and reengagement of buyers, adjusts according to demand and scale based on incremental return. We do not set fixed budgets for our marketing team; our investment philosophy for performance marketing is to invest until the marginal return on investment (“ROI”) on the next dollar spent is below our target minimum ROI. Increases in buyer lifetime value (“LTV”), driven by visits, conversion rate, incremental revenue, and frequency, shifts the return curve, enabling us to spend more in marketing. The vast majority of return comes in-period, although some does fall into subsequent quarters. Our performance marketing spend naturally adjusts with demand, which we believe has worked well for us through changing demand and pricing for third-party marketing channels.
In May 2020, we launched our innovative advertising program for Etsy marketplace sellers called Offsite Ads. In this offering, Etsy pays the upfront costs to promote Etsy sellers’ listings on multiple internet platform, and sellers only pay an additional fee when they make a sale. When a shopper clicks on an offsite ad featuring a seller’s listing and purchases from the seller’s shop within 30 days of that click, the seller pays Etsy a transaction fee on that order. We believe our Offsite Ads program is a win-win for Etsy and our sellers because sellers only pay a fee when they make a sale and the additional fee enables Etsy to expand the LTV, as outlined above, enabling us to spend deeper to drive more visits to our marketplace. In 2021, revenue from Offsite Ads offset approximately 33% of our performance marketing spend.
Brand marketing. Since 2018, Etsy has leaned more heavily into “upper funnel” brand marketing strategies through TV, digital video, and paid social, to create a flywheel designed to elevate the effectiveness of our other marketing channels. Our strategies have significantly improved brand awareness and loyalty: our U.S. Etsy buyer surveys indicate that, since the fourth quarter of 2018, we have nearly doubled buyers’ loyalty, prompted awareness is up 11 percentage points, and unprompted awareness is up 8 percentage points. In addition, purchase intent has grown over 100%, and visit intent has nearly doubled in that same time period. We believe that Etsy still has significant room to build “top of mind awareness” and consideration in the minds of buyers. Within the data cited above, there was strong, positive movement across the brand survey from the fourth quarter of 2020 to the fourth quarter of 2021. We are seeing great movement in our brand funnel metrics in the other two core markets where we are investing in top of the funnel marketing. In the United Kingdom, unprompted awareness is up 10 percentage points year over year, and in Germany that same metric has more than doubled.
We anticipate that brand marketing will continue to increase as a percentage of our spend, lengthening the payback period for our marketing investments overall. To measure the impact of TV, we use a blended approach that combines our own internal analysis with multiple third-party methodologies as well as tracking brand metrics such as awareness and preference.
In addition, we’re expanding into new marketing channels, such as influencer collaborations, to reach new buyers and drive deeper engagement with existing buyers. Through these collaborations, which include co-created items and custom curated favorites, Etsy and our sellers partner with celebrities and influencers who are passionate about Etsy to drive engagement, reach, impressions, and visits. Our marketing strategy also includes sophisticated Customer Relationship Management tools that enable us to segment and target our buyers for engagement on and off Etsy, “mid funnel” advertising such as on social media channels, and corporate marketing partnerships to target specific buyer demographics. We also build our brand globally through earned media that features Etsy as a trend-setter and global destination for conscious shopping that supports small business.
Our other marketplaces are not yet as sophisticated as Etsy.com in either performance or brand marketing, and we see further opportunity following early collaborations to share expertise through projects and personnel across our brands. We believe increased collaboration has the potential to drive future growth.
Trust & Safety
The trustworthiness of our marketplaces and the connections among people in our community are cornerstones of our business. Our policies are designed to encourage transparency among our members by clearly outlining the rights and responsibilities of sellers and buyers participating on our platforms.
On Etsy.com we strive to give the Etsy buyer comfort that she is purchasing goods from a shop that adheres to certain standards, which starts with our policies. Fundamentally, we require that goods listed on Etsy be handmade (whether by the seller alone or with the help of a production partner), vintage, or craft supplies. Etsy is an unjuried marketplace, meaning sellers run their own shops, create, sell, and ship their own products, and are responsible for complying with our robust Seller Policy. Items on Etsy do not have barcodes or SKUs, and Etsy does not ever touch or possess the items for sale on our marketplace. The unique nature of Etsy sellers’ product inventory, combined with the constantly evolving nature of policy interpretation, necessitates expert, human involvement in content moderation, which we combine with the power of cutting-edge tools and technology. Our teams continuously re-evaluate content on Etsy.com in the context of emerging trends to determine whether such content violates our House Rules or terms of use, including our Prohibited Items policy. Etsy.com has a zero tolerance approach for items that promote, support, or glorify hate or violence or that perpetuate the spread of harmful misinformation.
Beyond prohibited content detection and removal, we have grounded our content moderation program and product roadmap in ensuring that buyers can trust their experience and have the information they need to make informed purchase decisions, and that sellers can understand what is required of them, including whether their listing is permitted under our policies. We remain committed to ensuring that any member can easily alert Etsy about potential violations of our policies. We have also taken steps to ensure that Etsy sellers are positioned for success by making our policies easy to understand, refining our violation notification process, and providing resources to help sellers when they have compliance questions.
As the Etsy marketplace has experienced significant growth over the last few years, we have increased our investments and resources dedicated to trust and safety. This includes scaling our teams and investing in new tools and advanced technologies to enable these teams to more effectively and efficiently do their jobs. This included growing our content moderation team, adding a new handmade and counterfeit team dedicated to fighting counterfeits and violations of our handmade policy, and creating a dedicated trust and safety machine learning engineering team.
We publish an annual Transparency Report, which details our policy enforcement for the year on Intellectual Property, Prohibited Items, and Requests for Member Information policies. We have shared this report on our corporate website annually since 2015 and believe that publicly reporting on our enforcement efforts builds trust in our marketplace and community.
Our other marketplaces – Depop, Reverb, and Elo7 – also care about running trustworthy marketplaces, and maintain robust community guidelines and prohibited items policies. You can read more about their respective policies and procedures by visiting their marketplace websites.

Member Support
As the Etsy marketplace has scaled, so have our investments in member support. When customers need assistance on Etsy.com, we jump in and work to help resolve problems quickly. As the primary touch point for our vibrant community of buyers and sellers, our Member Services team serves as both the voice of the Etsy brand and an important advocate for our community. When an issue arises, or a user has a question, we want to ensure they get support quickly and easily. In 2021 we made specific improvements to our case management system, and we invested in self-service, better dashboards, and education for our sellers so they can more quickly resolve issues without our intervention. Here are some other examples of improvements we have made:
•Chat is an increasingly preferred option among many Etsy users. We have significantly expanded our live chat support in recent years, and we’ll continue to dedicate more resources to this feature;
•We’ve eliminated the hassle of lengthy hold times for those buyers who prefer to speak with someone on the phone by introducing a “call back” option;
•We are harnessing the power of machine learning to help our teams prioritize the most pressing requests.
Our other marketplaces also require similar member support activities, and we believe our experience can be leveraged across our brands to help drive their future growth and customer satisfaction.
Seller Tools & Education
In addition to our Offsite Ads advertising program and our paid services which include Etsy Ads, our onsite advertising platform for sellers, and our shipping labels product, we provide a wide range of tools, programs, and educational resources to give Etsy marketplace sellers the support they need to manage and grow their businesses. Here are some examples:
•Seller Tools:
◦We offer a variety of free tools to Etsy sellers, including our Shop Manager dashboard, which serves as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics, and have conversations with their customers across all of their Etsy shops. This dashboard is a single, easy-to-use interface that streamlines sellers’ bills and payments accounts.
◦In 2021 we made significant investments in our “Sell on Etsy”’ app to enable improved onboarding, and added features such as easy video uploading.
◦Our Etsy seller analytics pages provide additional insights regarding traffic acquisition for their shops.
◦Other marketing tools include Targeted Offers, our sales and promotions tool, and our social media tool, which help Etsy sellers with their marketing needs and allows them to stand out on and off the Etsy platform.
◦Also, through a partnership with Intuit, Etsy sellers in the United States and the United Kingdom can simplify their accounting and bookkeeping.
•Education: We provide extensive educational resources to teach Etsy sellers how to start, manage, and scale their businesses on our platform, including:
◦Blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums, and insights from our support teams.
◦Etsy sellers also connect through self-organized Etsy Teams to build personal relationships with other Etsy sellers, collaborate, educate, and support each other as they build their independent creative businesses.
•New Star Seller program: In the third quarter of 2021, Etsy introduced a “Star Seller” program that defines what success looks like by celebrating and rewarding our top-rated sellers, defining standards, and giving them motivation, support, and agency to improve their Etsy businesses. Early signals indicate that purchasing from a Star Seller may increase buyer frequency, with Star Sellers generating higher repeat purchase rates than those who have yet to achieve the badge.
Our other marketplaces also offer many tools and services for their seller communities, including tips for success, pricing insights, community events, and shipping carrier relationships and support.

The Etsy Marketplace: Our Passionate and Engaged Community
Over the past few years, Etsy’s investments in our growth strategy and business drivers, as well as external factors that drove dramatic changes to the way people engage with e-commerce marketplaces in general and with the Etsy marketplace in particular, have led to significant changes in engagement and retention of our seller and buyer communities. This section outlines characteristics of the Etsy marketplace seller and buyer cohorts, which we believe is a useful barometer to track our performance over time.
Etsy Sellers
We believe that our sellers are the backbone of Etsy’s business and that what matters most to them is our community of approximately 90 million buyers. We serve creative artisans and entrepreneurs around the world who choose to pursue their passions, offering them excellent value compared with other channels they may have to sell their products, and a cohesive suite of powerful tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants and have a broad range of personal and professional goals. In 2021, active sellers, those who sold an item or incurred a bill charge in the last 12 months, grew 28% compared to 2020 and 109% compared to 2019. Our sellers’ growth can be measured by TTM GMS per active seller, which has increased from $1,865 in 2019, to $2,281 in 2020, to $2,302 in 2021.
About Etsy Sellers
Our November 2021 seller survey found that 56% of Etsy sellers are multi-channel sellers and that Etsy represents their largest sales channel. Etsy sellers sell in physical locations such as craft fairs, mall kiosks, or other live selling events, through their own websites or on other online marketplaces.
Here is some further information on our sellers from our November 2021 survey:
•79% identify as women;
•71% consider their Etsy shop to be a business;
•91% are the sole owner of their business;
•95% run their shops from their homes;
•82% aspire to grow their sales in the future;
•63% started their Etsy shop as a way to supplement income;
•32% pursue their creative business as their sole occupation;
•6 in 10 consider it extremely or very important to run a socially responsible and environmentally friendly business; and
•7 in 10 say their Etsy income has held steady, if not grown, since the start of the pandemic.

Etsy New Seller GMS Retention

GMS RETENTION RATE BY NEW SELLER COHORT
250%
200%
150%
100%
50%
—%
Year 1
Year 2
Year 3
Year 4
2017 New Sellers
2018 New Sellers
2019 New Sellers
2020 New Sellers

	Year 1 GMS	GMS Retention Rate
		Year 1	Year 2	Year 3	Year 4

2017 New Sellers	$481M	100%	133%	173%	247%

2018 New Sellers	$553M	100%	158%	244%

2019 New Sellers	$832M	100%	179%

2020 New Sellers	$2,884M	100%

In the above tables, each new seller cohort includes the aggregate GMS from all sellers that created and were billed for their first listing on Etsy.com in the designated year. The GMS retention rate reflects the GMS generated by each cohort as a percentage of the total GMS generated by that cohort in their initial year. The GMS for each seller is calculated from the date of their first listing fee such that “Year 1” represents the GMS within 365 days of their first listing fee. As a result, we do not yet have a full “Year 2” data set for the 2020 new seller cohort, as sellers who incurred their first listing fee later in 2020 have not yet had two years to age.
In addition to the growth in GMS per seller as outlined earlier in this section, this seller cohort data shows that newer vintage seller cohorts on the Etsy platform are generating more GMS in their first year on the platform than prior vintage seller cohorts, and that all seller cohorts are retaining more GMS in subsequent years.
Etsy Buyers
The Etsy marketplace supports a community of approximately 90 million buyers, who value self-expression, unique items, and buying directly from creative artisans and entrepreneurs. Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. They can also purchase customized items, vintage merchandise, and craft supplies from Etsy sellers. By shopping on the Etsy marketplace, Etsy buyers are supporting creative artisans and entrepreneurs in their local communities and around the world. We are focused on driving more new buyers to the platform and driving engagement so they purchase more often.
The COVID-19 pandemic and other global macroeconomic factors were catalysts for significant change in how buyers engage with Etsy.com. Below we provide detail supporting our belief that we have been able to retain much of the positive impact we’ve seen from the dramatic adoption of e-commerce during the past two years. The “pandemic cohort” has been sticky - 53% of all buyers who made a purchase on the Etsy marketplace in 2020 made another purchase in 2021, and 37% of new buyers in 2020 made a purchase in 2021.

For the Etsy marketplace, our number of active buyers - those buyers who have made a purchase within the trailing twelve months - has grown at a 28.2% compound annual growth rate (CAGR) since 2017, as shown in the chart below:

ACTIVE BUYERS
100
75
50
25
0
2017
2018
2019
2020
2021
Active Buyers (M)

GMS per Active Buyer: We believe that one of the most useful ways to track the success of our efforts to drive buyer retention, frequency, and purchases is to look at GMS per active buyer on a trailing twelve month basis. You can see the progression of this metric for the Etsy.com marketplace below.

GMS PER ACTIVE BUYER
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
2017
2018
2019
2020
2021
GMS per Active Buyer (TTM)

New Buyers: We believe that we have a significant opportunity to attract those who have never shopped on Etsy.com before. Since a buyer is separately identified by a unique e-mail address, a buyer is considered new if they use a unique e-mail address that has never been used for a purchase on the Etsy marketplace. During 2021, we had almost 35 million new Etsy.com buyers, down 9% compared to 2020. While the growth in new buyers decelerated from the pandemic-driven peak levels achieved during 2020, new buyer acquisition remained meaningfully elevated when compared to pre-pandemic periods. GMS from new Etsy.com buyers was up 3% year-over-year and represented approximately 13% of overall Etsy.com GMS in 2021.

NEW BUYERS
50
40
30
20
10
0
2017
2018
2019
2020
2021
New Buyers (M)

GMS RETENTION RATE BY NEW BUYER COHORT
100%
75%
50%
25%
—%
Year 1
Year 2
Year 3
Year 4
2017 New Buyers
2018 New Buyers
2019 New Buyers
2020 New Buyers

	Year 1 GMS	GMS Retention Rate
		Year 1	Year 2	Year 3	Year 4

2017 New Buyers	$17.8M	100%	36%	48%	76%

2018 New Buyers	$20.5M	100%	46%	71%

2019 New Buyers	$23.2M	100%	62%

2020 New Buyers	$48.4M	100%

In the above tables, each new buyer cohort includes the aggregate GMS from all buyers that made their first purchase on Etsy.com in the designated year. The GMS retention rate reflects the GMS purchased by each cohort as a percentage of the GMS purchased by that cohort in their initial year. Each buyer’s GMS is calculated from the date of their first purchase such that “Year 1” represents the GMS purchased by a buyer within 365 days of their first purchase. As a result, we do not yet have a full “Year 2” data set for the 2020 new buyer cohort, as buyers who bought later in 2020 have not had two years to age.

Given the dramatic change in Etsy’s business over the past two years, we are providing a revised view of buyer retention than in our prior Annual Reports. This view focuses on GMS retention, which we believe is the best way to evaluate Etsy buyer behavior over a multi-year period. The chart on the left (above) shows the retention of GMS from new buyers as a percent of the GMS from their first purchase year. Etsy has seen an uptick in GMS retention for our older 2017 and 2018 cohorts, and the 2019 cohort has started off with stronger GMS retention than its predecessor cohorts. The right-hand chart shows the same GMS retention rates and includes the first purchase year GMS for each cohort; this is the base from which the retention rate is calculated. Etsy’s product and marketing investments are focused on continuing to drive frequency among existing buyers, which we believe leads to higher rates of GMS retention over time.
Reactivated buyers: We’ve also made significant strides in reactivating lapsed buyers, generating purchases from buyers who hadn’t made a purchase in a year or more. We had over 21 million reactivated buyers in 2021, a decrease of 4% compared to 2020 when we reactivated 22 million buyers. While in 2021 the pool of lapsed buyers decreased, the number of reactivated lapsed buyers remained very high compared to pre-pandemic levels. We continue to see buyer reactivation as a key to our long-term growth. Because buyers often “lapse” in their Etsy.com purchases, the strategies outlined above are intended to re-engage buyers and build top of mind awareness and consideration.

REACTIVATED BUYERS
25
20
15
10
5
0
2017
2018
2019
2020
2021
Reactivated Buyers (M)

Repeat Buyers: Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. In 2021, on the Etsy marketplace, approximately 49% of our active buyers were repeat buyers, representing continued steady improvement in this metric over the past few years. The average number of times per year that buyers are purchasing has also increased - from 4.6 times per year in 2019 to 5.2 times per year in 2021.

AVERAGE PURCHASE DAYS PER REPEAT BUYER
5.25
5.00
4.75
4.50
4.25
2017
2018
2019
2020
2021
Average Purchase Days per Repeat Buyer

Habitual Buyers: We are particularly focused on converting our repeat buyers into habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months. As of December 31, 2021, habitual buyers grew to 8.1 million, an increase of 26% compared to 2020. The growth in habitual buyers is faster than overall active buyer growth, indicating our efforts to convert buyers into more loyal shoppers on the Etsy marketplace are seeing meaningful signs of success. Growth in habitual buyers in non-U.S. geographies is outpacing the U.S. growth, with 73% and 17% growth, respectively, from 2020 to 2021. Habitual buyers represented approximately 45% of our GMS in 2021, and we believe that focusing on creating more habitual buyers, and building additional loyalty with these buyers, is key to our future growth.

HABITUAL BUYERS
10
8
6
4
2
0
2017
2018
2019
2020
2021
Habitual Buyers (M)

Summary of Active Buyers by Purchase Type: the below chart represents a summary of active buyer behavior according to the number of days they purchase and the amount they spend on Etsy during a twelve month period.

ACTIVE BUYERS BY PURCHASE TYPE

ACTIVE BUYERS
90M
80M
70M
60M
50M
40M
30M
20M
10M
0M
2017
2018
2019
2020
2021
One Purchase Day
Multiple Purchase Days
Habitual Buyers

Our Opportunity
We believe that the nature of commerce is continuing to evolve: more people are choosing to purchase goods online and many consumers are looking for special items as an alternative to mass produced goods. Further, the COVID-19 pandemic has shifted behavior for buyers around the globe, leading to a surge in e-commerce and accelerated digital transformation. Consumers are increasingly “going digital,” providing and purchasing more goods and services online, raising e-commerce’s share of global retail trade from approximately 13.8% in 2019 to approximately 19.6% in 2021, according to eMarketer. Many anticipate that new shopping habits, the continued rapid growth of mobile devices, convenience, wide selection, and other factors will continue to drive shoppers to shop online more and more. Furthermore, we believe that the lines between online and offline shopping are blurring for many consumers, and that Etsy has the opportunity to continue to gain share within the context of the broader retail marketplace. We expect that our future success hinges on our ability to execute on the growth strategies outlined above, bringing more buyers to the marketplace, driving frequency of purchasing and the amount of spend on Etsy.
In 2019, Etsy conducted a market opportunity analysis. At that time we estimated that the online market size across all relevant retail categories for the Etsy marketplace within Etsy’s then six core geographic markets, United States, United Kingdom, Germany, Canada, Australia, and France, represented a $249 billion market opportunity, and a $1.7 trillion market opportunity when offline is included. Included in this analysis of “relevant retail categories” was apparel and footwear, beauty and personal care, home and living, craft supplies, paper and party, art and collectibles, personal accessories and eyewear, pet care, and toys and games.
We recently updated this market opportunity analysis to incorporate the growth of e-commerce adoption over the past two years. We now estimate that the online market size across all relevant retail categories for the Etsy marketplace within our seven core geographic markets, now including India, represents a $466 billion market opportunity, and a $2.0 trillion market opportunity when offline is included.
For the last few years, the growth of the Etsy marketplace has outpaced the growth of e-commerce, and we have gained market share. Yet, our 2021 Etsy marketplace GMS only represented approximately 2.6% of the online only portion outlined above. We continue to focus on our goal of growing at a faster rate than e-commerce overall, and on gaining share through further penetration of certain categories and driving frequency of purchases on Etsy from existing and new buyers. Since our analysis is focused on our core geographies and retail categories, additional upside to this opportunity could come from further geographic and/or category expansion for Etsy.com.
In addition, since our 2019 market opportunity analysis, Etsy has taken several important strategic actions that deepen or enhance our total market opportunity. These include: our purchases of Reverb (musical instruments), Depop (expanding our apparel category opportunity into the resale sector), and Elo7 (which brings Etsy into the Brazilian e-commerce market).

ESG Reporting: Our Impact Goals, Strategy & Progress

We have developed an Impact strategy and goals that reflect the positive impact we want to have on the world while advancing and complementing our business strategy, and we are pleased to provide this update on our progress.
Our Approach to Impact Reporting:

Since announcing our Impact strategy in 2017, we have continued to evolve and update many of our goals to be more specific, measurable, and time bound, all while continuing to expand the transparency of our reporting on these activities. We apply the same focus, discipline, and accountability to our Impact metrics as we do our financial metrics, and together, they make us stronger and more resilient. We expect to continue to use our required filings with the Securities and Exchange Commission (“SEC”), as well as our Investor Relations website and Etsy News blog, as our primary communications channels for information relating to our Impact strategy and progress. In this Annual Report, Etsy continues to report our Impact metrics using the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks. Reporting under the SASB and TCFD framework can be found on pages 30-32 and 33-36, respectively.

Our “House of Brands:”

We expect to continue to evolve our Impact strategy and disclosures in the future as we grow and incorporate our recently acquired marketplaces into our environmental, social, and governance (“ESG”) strategy and as our Impact work matures. Except where specifically noted, our discussion of Impact and Impact data includes the operations of our Reverb marketplace but does not include the operations of Depop or Elo7, which were acquired in 2021. It is our intention to further integrate our new subsidiary brands in our ESG reporting in the future.

Transition to “ESG” Nomenclature:

In this report, Etsy has transitioned our Impact reporting to the more commonly used environmental, social, and governance nomenclature. We believe this change has provided us with an opportunity to take a fresh look at our focus areas, will make it easier for our various stakeholders to track and interpret our progress, and better align our reporting with emerging global standards. Below on page 19, please see a chart outlining our new framework and objectives across each ESG pillar.

THE ETSY, INC. MISSION Keep Commerce Human
We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship.
ENVIRONMENTAL Building resilience for the long-term	SOCIAL Ensuring equitable access to opportunity	GOVERNANCE Fostering a culture of ethics and accountability
Net Zero Achieving Net Zero through near- and long-term Science-Based Targets while continuing to run a carbon neutral company.	Prioritizing People Enabling our team to thrive through thoughtful practices that optimally attract, promote, and retain our talent.	Responsible Marketplace Practices Engendering trust with responsible structures and safeguards that reflect how deeply we care about our communities and marketplaces.
Sustainable Operations Sourcing 100% renewable electricity, reducing the intensity of our energy use, and running “zero waste” operations.	Diversity, Equity & Inclusion Aiming for diverse representation, creating an inclusive culture and centering equity in our workplace, with our suppliers, and in our marketplaces.	Thoughtful Corporate Governance Crafting thoughtful corporate governance practices to guide our business.
Responsible Shopping Addressing the impacts of our marketplaces and establishing them as destinations for conscious consumers.	Social Innovation Providing pathways to economic freedom by using our platforms to support communities and invest in programs that promote beneficial economic and creative opportunities.	Integrated ESG Reporting Driving accountability through robust ESG reporting.
Risk Oversight & Management Building for the future through robust risk assessment and oversight to unlock innovation and drive long-term value creation.

2021 Impact Highlights

Creating Economic Impact Through Entrepreneurship

We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship and, therefore, create value for all our stakeholders. In 2021, Etsy sellers contributed $14.3 billion to the U.S. economy, a 167% increase from our baseline of $5.37 billion in 2018.* Furthermore, Etsy sellers created 3.8 million jobs in the independent worker economy, enough jobs to employ almost all of the city of Los Angeles, California (population 3.97 million), and generated $3.8 billion in income. Etsy sellers produced over $8 billion in additional economic value by harnessing their creativity and bringing unique products to market.

* To calculate these results, Etsy commissioned its third economic impact study with ECONorthwest, an independent economic consulting firm, to explore the ways Etsy sellers in the United States contribute to the national economic landscape.

ENVIRONMENTAL	SOCIAL	GOVERNANCE

We procured 100% renewable electricity for our operations.

We ran a carbon neutral business, by investing in over 549,250 verified emissions reductions that protect forests, sponsor wind and solar farms, and help develop greener methods for producing auto parts.

We have an ambitious Net Zero goal based on near- and long-term carbon reduction targets that are aligned with the science of climate change.

We helped our U.S. sellers access and buy packaging made from certified responsibly sourced and 100% recycled materials that buyers can immediately recycle at home.

Etsy continued to attract and retain world-class talent in 2021, with a keen focus on diversity. In 2021, Etsy, including Reverb, grew our leadership level employee population who identify as a member of an underrepresented community (Black, Latinx, or Native American; collectively, “URC”) by 41.7%, and from 8.6% to 9.4% of our overall leadership level employee population. Hires from URCs constituted 16.7% of U.S. Etsy.com hires in 2021. The percentage of U.S. Etsy.com employees who are from URCs has increased from 8.6% in 2018 to 12.9% in 2021.

Balancing this growth in the diversity of our workforce with a renewed focus on inclusion has helped our values-driven company culture continue to thrive. This year we continued to make investments in our employee resource group program and launched a company-wide inclusion training program. We also helped creative entrepreneurs from economically disenfranchised communities benefit from the growth of digital commerce.
We believe that effective governance does not call for a one-size-fits all approach. We carefully consider our governance practices and tailor them to our business to promote the long-term interest of Etsy’s stockholders.

In 2021, we expanded and refreshed our Board of Directors by appointing two new directors. We also updated certain Board of Directors’ practices to enhance oversight of cyber related risks.

In addition, the trustworthiness of our marketplaces and the connections among our buyer and seller communities continue to be the cornerstones of Etsy’s business.

How We Drive Impact

Underpinning our Impact strategy is a set of levers we employ to achieve our ambitions.

Business Integration
Responsibility and accountability for implementing our Impact strategy is integrated and owned across our company through many cross functional teams. Our Impact strategy is approved annually by our Executive Team, and each of our Impact goals has an Executive sponsor. Our Board of Directors also has oversight of these activities.

Marketplace Integration
We are working to integrate our impact ambitions into how our marketplace platforms are designed and operated, and how our sellers and buyers experience our marketplaces. By making it easier for sellers and buyers to understand their personal and collective impact, we aim to influence more sustainable practices on the seller side while helping buyers make more informed decisions. We are building product features to enhance inclusivity and accessibility, and we are conscious about using marketing data and marketing images in responsible and ethical ways.

Values-Aligned Resource Allocation
We’re putting our resources behind positive change to enable the communities we are a part of to thrive. Here are some examples:

Philanthropy. In 2021, we invested over $2.9 million in philanthropic donations, including for COVID-19 relief, to Asian Americans and Pacific Islanders (“AAPI”) led organizations, and to organizations driving access to opportunity in STEM education and the technology industry.

Contributing to our Communities. Collectively, Etsy enabled employees to donate 2,490 hours of paid volunteer time off in their communities through Etsy’s Impact Hours program.

Purchasing Power. We aim to drive positive impact in our supply chain by investing in strong relationships with our suppliers. We engage on priority impact areas, such as supplier diversity, greenhouse gas emissions, fair wages, and employee benefits programs, at crucial touch points throughout the supplier lifecycle. We conduct regular reviews, audits, and conversations to confirm suppliers are upholding agreed upon practices and to identify further areas where we can engage with suppliers. We have a Supplier Code of Conduct designed to ensure that our suppliers are committed to our standards.

Public Policy - Advocating for creative entrepreneurs and the planet
We aim to leverage our engagement with policymakers to advance our commitments to economic empowerment for creative entrepreneurs, equity, and ecological sustainability. A key aspect of this work is activating the power of our seller community. During 2021, over 35,000 Etsy sellers advocated on these issues in the United States, United Kingdom, and the European Union and generated over 50,000 messages to lawmakers on behalf of our community.

In 2021, we continued to advocate for public policies aligned with the needs of creative entrepreneurs including COVID-19 relief for the self-employed and sole proprietors; portable benefits, support for the U.S. Postal Service, sensible platform regulation and economic justice policies to support micro-businesses operated by women, indigenous community members, and people of color. We also took the following actions in support of policy solutions to help drive carbon reduction in the long term, including advocating for national and regional policies with the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation, supporting national goal-setting efforts that stand to expand electrification infrastructure and increase environmental justice, and continuing to collaborate with peers, vendors, and non-government organizations on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

Environmental Building resilience for the long term
Net Zero
2021 Goals:

Achieve Net Zero by 2030 and run a carbon neutral business now.

•50% absolute reduction in Scope 1+2 greenhouse gas emissions by 2030.

•13.5% absolute reduction in Scope 3 greenhouse gas emissions by 2030.

•Offset 100% of measured Scope 1, 2, and 3 emissions.

Progress on our Science-Based Targets
In 2021, we reduced our Scope 1 and 2 emissions by 66% while Scope 3 emissions increased by 252%, each from a 2019 baseline.[1] The most significant drivers of our Scope 3 emissions are largely outside of our control, such as the shipping our sellers do directly to our buyers. That’s why our reduction levers for this goal are long-term and systemic in nature. While we begin to activate these levers, in the near-term we still expect to see an increase in emissions as our business grows. In 2021, we took the following steps to drive progress on our Science-based Targets:

Planet-Friendly Packaging
As part of our efforts to meet our Net Zero goal, we are helping sellers reduce emissions from the packaging they use to ship orders. In 2021, we launched a new partnership with EcoEnclose, through which U.S. sellers can access and buy affordable, paper-based packaging made from certified responsibly sourced and 100% recycled materials that buyers can also recycle easily at home. In 2021 seller packaging made up 12% of our total footprint. We plan to continue working with sellers and partners to reduce our emissions from e-commerce packaging.

Supplier Engagement
Through our supplier vetting program, we collected impact data from 75.6% of Etsy’s suppliers, representing 83% of Etsy’s supplier spend in 2021. Of suppliers who have provided information, we found that 52.9% of Etsy’s spend went to companies that have set a greenhouse gas emissions reduction goal. In 2021, emissions from our corporate supply chain were 111,391 tCO2e, or 20% of our total footprint. We plan to leverage our negotiating power in our supply chain to contribute to our efforts to meet our Net Zero goal.

Climate Advocacy
We support policy solutions intended to affect systemic change that will help to drive carbon reduction in the long term. Our climate advocacy actions are further described in Public Policy, above.

Carbon Neutral Business
We have run a carbon neutral business since we launched carbon-offset shipping in 2019. For 2021, we invested in 549,250 verified emissions reductions (“VERs”), protecting forests, sponsoring wind and solar farms, and developing greener methods for producing auto parts. Being carbon neutral allows us to take immediate action to balance our footprint while we work toward long-term reductions in our value chain as a part of our efforts to meet our new Net Zero goal.

Greenhouse Gas (“GHG”) Accountability
Each year we evaluate our corporate greenhouse gas boundary to ensure that we are taking responsibility for the climate change impacts of our business. Our approach has been to expand our scope over time towards being as comprehensive as reasonably possible. That’s why we have expanded our inventory in 2021 to account for the greenhouse gas impacts from our fuel and energy related emissions from activities not included in Scope 1 and Scope 2. We also updated our methodology for Purchased Goods and Services by adding in Cloud Computing activities and incorporating more supplier data into our calculations which is why in part our supply chain emissions increased and why percentage of supplier spend with a GHG target also changed. More details on the evolution of our GHG accountability can be found at the bottom of the GHG Summary table on page 32.

2022 Goals:

Achieve Net Zero through targets aligned with the science of climate change while continuing to run a carbon neutral company.

•By year end 2030, we aim to achieve a 50% absolute reduction in Scope 1+2 greenhouse gas emissions and a 52% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

•By year end 2040, we aim to achieve a 90% absolute reduction in Scope 1+2 greenhouse gas emissions and 97% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

•Continue to offset 100% of measured Scope 1, 2, and 3 greenhouse gas emissions annually.

1Scope 1 emissions include direct emissions such as natural gas and refrigerants used at our facilities. Scope 2 emissions include indirect emissions from the generation of electricity, steam, heating, and cooling that we may purchase for our facilities. Scope 3 emissions include all other indirect emissions that occur in our value chain such as business travel, employee commuting, and the goods and services we purchase.

Sustainable Operations
2021 Goals:
Achieve best-in-class sustainable operations by sourcing 100% renewable electricity, reducing the intensity of our energy use, and running “Zero Waste” operations.

•Continue sourcing 100% of electricity from renewable sources.

•Achieve a 25% reduction in the intensity of our energy use by year end 2025.

•Maintain “Zero Waste” across global operations for Etsy.com. Run “Zero Waste” operations at Reverb by year end 2025.

Renewable Electricity
We sourced 100% of our electricity for 2021 from renewable energy, after meeting this goal for the first time for 2020. This includes electricity used to power Etsy and Reverb’s global offices, remote electricity used by employees working from home (in the United States, Belgium, Canada, France, Germany, India, Ireland, the United Kingdom, and Netherlands), and Etsy.com’s computing load in colocated data centers and Google Cloud.

Energy Use
In 2021, our total operational energy footprint was 15,512 MWh, of which 52% was from electricity. Because our offices were closed for much of the year due to the COVID-19 pandemic, we included estimations of remote energy use for employees working from home totaling 7,047 MWh. Our colocated data centers accounted for 302 MWh, and we estimate our energy consumption from Google Cloud in 2021 to be 5,060 MWh. In total, our 2021 energy use for computing was 35% of our total energy use in 2021.

Energy Efficiency
Our 2021 office energy footprint was 3,103 MWh. In offices where Etsy.com maintains operational control, we achieved a 45% reduction in energy intensity (kWh per square foot) across our global operations based on a 2016 baseline. While our efficiency work has driven significant progress since 2016, the magnitude of this reduction was in large part due to COVID-19 office closures. For Etsy.com computing energy use, we achieved a 27% reduction in total energy use between 2018 and 2021, despite substantial growth in our business over the same time period.

“Zero Waste”
In 2021, Etsy.com achieved “Zero Waste” operations through the Total Resource Use and Efficiency (“TRUE”) certification program by Green Business Certification Inc. (“GBCI”) for the fourth year in a row by diverting over 90% of waste from landfill at four office locations. In 2021, we diverted 93% of waste generated from office and data center operations from landfill.

2022 Goals:
Maintain best-in-class sustainable operations:

•Source 100% of electricity from renewable sources for all Etsy Inc. brands.

•Achieve a 25% reduction in the intensity of our energy use in offices (kWh/sq ft) and for computing (kWh/visit) for Etsy.com by year end 2025.

•Maintain “Zero Waste” across global operations for Etsy.com. Run “Zero Waste” operations at Reverb and Depop by year end 2025.

Responsible Shopping
2021 Goal: Establish our marketplaces as destinations for sustainably-minded shoppers and conscious living. In 2021, define a key performance indicator and establish a baseline for marketplace impact.
In 2021, we tested and built a number of product features that can serve as a foundation for work on Responsible Shopping. We had planned to define a key performance indicator and establish a baseline for our responsible shopping goal; however, we have not yet determined the best metric to use. We will continue working to define this baseline in 2022.

Shop Local
We introduced an updated “Shop Local” signal which indicates when the buyer is in the same ship-from region as the item. Local purchases can play a significant role in reducing our carbon footprint from shipping. Buyers appreciated being able to shop locally too, as we saw a conversion rate increase upon adding the local signal.

Buyer Engagement and Education
To engage buyers in the positive impact they create when they shop on Etsy.com, in the fourth quarter of 2021 we launched an Impact Tracker that creates a personalized digest of the positive outcomes from a buyer’s lifetime activities. The Impact Tracker summarizes how many small businesses a buyer has supported, how much emissions were offset from shipping and packaging for their purchases, and how much the buyer has contributed to Etsy’s Uplift Fund.

2022 Goals: Establish our marketplaces as destinations for sustainably-minded shoppers and conscious living. Define a key performance indicator and establish a baseline on circularity.

Social Ensuring equitable access to opportunity
Prioritizing People
As of December 31, 2021, we had 2,402 employees worldwide, inclusive of Reverb, which had 245 employees, Depop, which had 390 employees, and Elo7 which had 184 employees. We look forward to including diversity, equity, and inclusion (“DEI”) data information about newly acquired brands Depop and Elo7 in next year’s Annual Report when integration is complete.

As Etsy’s overall business grew, the stresses of a global pandemic continued, and we leaned on our value of “embracing differences.” For many of us with caregiving responsibilities, that meant the ability to create a flexible work schedule or to take paid family leave without judgement or stigma. For those of us seeking community it meant finding connection as part of our Employee Resource Groups. And for those ready for the next growth opportunity it meant leveraging our competency matrices and our performance enablement program to pursue those professional aspirations with support from their manager.

Diversity, equity, and inclusion are core to Etsy’s culture. We’re committed to building a workplace where people of all backgrounds and walks of life can thrive. We know that diverse and inclusive teams build more creative and innovative solutions that strengthen our business and reinforce our values.

Safety will always be the top priority and in 2021 visiting an Etsy office remained completely optional. While in a fully remote status, we’ve grown and evolved our thinking around How and Where We Work. 2021 has strengthened our conviction that our employees can excel wherever they choose to work. Grounded in inclusive practices and norms, we believe a hybrid approach to work is the best fit for our business, culture, and team. Our hybrid work policy allows employees to select the work mode that best fits their personal needs-- Remote (fully working from home), Flex (select days in office and at home), or In Office (predominantly working in our offices). Etsy offices are beloved gathering spaces for our teams to have human connection in person and we look forward to exploring new norms and technology that embrace this new hybrid way of working.

The sustainability of our working environment and employee well-being also remained a key priority. We retained our expanded paid family leave policies that were established in 2020, as well as periodic company-wide “rest and recharge” days to supplement Etsy’s generous paid time off policies. Etsy employees also took advantage of regular Focus Days, full days where non-critical meetings are cancelled and we focus on digging in deep on individual work.

Furthermore, we are focused on employee engagement, which is linked with high performance, retention, innovation, and growth. Our employees have chosen to work at Etsy because they believe in our action-oriented, values-based, and purpose-driven work culture. In May 2021, Etsy conducted an engagement survey of all global employees. Of all employees surveyed across Etsy and Reverb, 90% submitted a response. 75% of Etsy respondents and 75% of Reverb respondents reported favorable employee engagement, ahead of industry peers in the New Tech category according to research done by Culture Amp.

Diversity, Equity, and Inclusion
2021 Employee DEI Goals:
Build diverse and inclusive workforces that are broadly representative of their communities.

•Approximately double the percentage of U.S. employees at Etsy.com who identify as Black, Latinx, or Native American by year end 2023.

•Approximately double the percentage of U.S. employees at Reverb who identify as BIPOC by year end 2026 (to at least 33% by year end 2026).

•Reach gender parity at Reverb by year end 2026 (increasing women and marginalized genders to at least 50% by year end 2026).

Employee DEI
We made progress on the goal we set in 2018 to double the percentage of employees that identify as members of an URC at Etsy.com by 2023. In 2021, people from URCs constituted 16.7% of Etsy.com’s U.S. hires. As a result, at December 31, 2021, people from URCs made up 12.9% of Etsy’s (excluding subsidiary brands) U.S. workforce, up from 8.6% in 2018, 11% in 2019, and 12.5% in 2020. In 2021, Black, Indigenous, and People of Color (“BIPOC”) constituted 21.9% of Reverb’s U.S. hires. At December 31, 2021, Reverb’s U.S. workforce included 18.9% BIPOC representation. Reverb’s definition of BIPOC includes, Black, Latinx, Native American, Asian and two or more races.

At Reverb, the representation of women and marginalized gender employees grew from 27.3% in 2020 to 33.9% in 2021.

Attracting and Retaining Diverse Talent at the Leadership Level
Etsy continued to attract and retain world-class talent in 2021, with a keen focus on diversity. In 2021, Etsy and Reverb collectively grew our leadership level employee population who identify as an URC by 41.7%, and from 8.6% to 9.4% of our overall leadership level employee population.

Our recruiting efforts include auditing each job description for inclusive language, sourcing from wide talent pools, strict adherence to a structured interview process, diversity training for all interviewers, and applying the Mansfield rule for all job openings to ensure candidates from underrepresented communities are included at the hiring manager screening or “onsite” stage (requirement varies by department). To retain our employees, we’re investing in refreshed management training through Etsy’s “Managing in the Moment” program, inclusion training for all employees, creating multiple avenues for connection and feedback between our Employee Resource Groups and our executive leaders; and critically, we are seriously committed to building trust and transparency with employees. For example, career development conversations take place quarterly at Etsy, and managers receive special training to facilitate annual review conversations and to mitigate potential biases in the process.

Accelerating and Enhancing Our Employee DEI Efforts
In 2021, we grew the number of staff members dedicated to DEI and added roles in areas that collaborate closely with the DEI team to bolster equity and inclusion across Etsy. While we consider caring for our culture to be “everyone’s job,” we have found success by more robustly resourcing our DEI teams.

2022 Employee DEI Goals:
Build diverse and inclusive workforces that are broadly representative of their communities.

•Approximately double the percentage of U.S. employees at Etsy.com who identify as Black, Latinx, or Native American by year end 2023.

•For Mexico and Ireland-based Engineering teams, achieve approximately two times country-level gender representation benchmark for women and marginalized genders by year end 2027.
•Mexico target: 13%
•Ireland target: 16%

•Reach gender parity at Reverb by year end 2026 (increasing women and marginalized genders to at least 50% by year end 2026).

•Approximately double the percentage of U.S employees at Reverb who identify as BIPOC by year end 2026.

•Enhance and expand accessibility efforts by defining a KPI and establishing a baseline for accessibility in the employee experience at Etsy.com, Reverb, and Depop.

Focus on Inclusion
Building on Etsy’s progress towards achieving our diversity workforce goals and longstanding commitment to equitable policies, in 2021 we focused on building a more inclusive working environment. Listening to employees, we made several shifts in our shared diversity language. We are now referring to underrepresented racial groups as “communities” rather than “minorities,” and being more mindful in our descriptions of gender categories by using the term “marginalized genders” rather than “other.” Language will always be evolving and our aim is to refer to groups using the language recommended by those groups.

We’ve continued with our mentorship programs and our employee resource group (“ERG”) program in 2021. Our goal is to create a positive and inclusive workplace culture where employees from all backgrounds, ages, and abilities have access to programs that foster a sense of community, contribute to professional development, and amplify diverse voices within the organization. In 2021, Etsy grew our ERG program to nine communities and added a full time Senior Manager to support the program, created a series of roundtables where ERGs held dialogs with executive leaders, hosted a robust program of ERG-produced events such as Active Bystander Training and a Juneteenth guest lecture, and ensured our ERGs have a voice in Etsy’s benefits offerings. For instance, this year the Mental Health ERG, Queer@Etsy, and Parents ERG were all instrumental in providing feedback to bolster benefits offerings that bring real value to their respective communities.

An Innovative Approach to DEI Training
In addition to our annual anti-discrimination and anti-harassment trainings, Etsy partnered with Praxis Labs to roll out virtual reality based DEI training for all employees. This seven month long, self-paced learning journey is supported by monthly discussion sessions facilitated by the DEI team with insights and reporting generated by Praxis Labs’ platform.

Special DEI skill-building workshops were developed in partnership with third party consultants and completed by Etsy’s executive team and our Human Resources Business Partner team in 2021. We understand that the responsibility on our leadership and People team to ensure we “walk the talk” of our DEI commitment requires that we go beyond the standard unconscious bias training. Our DEI development goals include advancing individuals’ and our collective ability to build empathy, identify inequity, and most importantly, take action.

Pay Equity
We continued to invest in fair pay practices, and saw positive results in our 2020 Pay Equity analysis, which was conducted by a third-party consulting firm. The analysis found no unexplained pay gaps adverse to women or employees from other marginalized genders, or non-white employees. This was consistent with the findings of our 2018 analysis. We plan to continue to comprehensively audit pay equity bi-annually with an external consultant, and conduct internal reviews several times a year in conjunction with events such as merit pay decisions and market adjustments.

Gender Diversity
Etsy proudly maintains approximate gender parity in the overall employee population, among Leadership and at the Board of Directors level. Globally, the percentage of women and marginalized gender employees in Engineering at Etsy and Reverb stands at 33.1%. We’ve identified Etsy Engineering sites in Ireland and Mexico as key areas of focus for improving gender diversity. In Ireland and Mexico, where software engineering teams are growing the fastest, our goal is for Etsy’s engineering teams to include women and marginalized genders at approximately two times the national representation benchmark.

Accessibility
Ensuring our employees are supported by policies, tools, and benefits that fit their needs remains a top priority. We take a generous approach to providing employees with accommodations, leaves of absence when needed, and we work hard to reduce stigma related to discussing matters of disability and mental health. Additionally, this year we’ve ensured closed captioning is available for all virtual meetings and in all new hire orientation videos. In 2022, we seek to enhance and expand those efforts by defining a KPI and establishing a baseline for accessibility in the employee experience.

2021 Supplier DEI Goal:
Build a diverse, equitable, and sustainable supply chain to support our operations and bring value to our company and our vendors.

•Ensure at least 50%* of Etsy’s small- and medium-sized enterprise suppliers are owned by women, minorities, or veterans by year end 2022.

*Based on suppliers providing impact data through our supplier vetting program.

DEI in our Corporate Supply Chain
In line with Etsy’s commitment to enable equitable access to economic opportunities, we are taking meaningful steps to ensure we have diverse representation across our supply chain. Through our supplier vetting program, we collected impact data from 75.6% of Etsy’s suppliers, representing 83% of Etsy’s supplier spend in 2021, and we continued to track our supply chain impact across key indicators. Of suppliers who have provided information through our impact survey, we found that 50.1% of Etsy’s small and medium-sized suppliers (sole proprietors up to 250 employees) are owned by women, minorities, or veterans. We will continue to enhance data collection protocols to increase coverage across more of our full supply chain.

COVID 19 Commitments: Since the beginning of our office shutdown in 2020, we have worked with our suppliers to provide pay continuity, hazard pay, and health insurance for essential and in-person office building contractors.

2022 Supplier DEI Goal:
Create an equitable and sustainable supply chain that supports our “House of Brands” while reducing our carbon footprint, supporting diverse businesses and bringing new economic opportunities to our suppliers and their employees.

•Ensure at least 50% of Etsy’s small and medium-sized enterprise suppliers* are owned by women, underrepresented racial communities, or veterans by year end 2022.

*Based on suppliers providing impact data through our supplier vetting program.
df

Employment Practice Priorities
In 2021, we outlined a set of expectations around employment practices for suppliers who provide Etsy with full time contract workers. We began this work in 2020 by conducting a thorough analysis of our suppliers' current employment practices and identified industry-appropriate benchmarks.

Etsy utilizes a number of vendors, contractors, and consultants, collectively our vendor partners, in the ordinary course of its business. These vendor partners are typically engaged to (a) enable Etsy to access otherwise unavailable expertise; (b) to fill short term staffing requirements (for example, temporary leave replacements); or (c) support our operations, including to deliver 24-hour multilingual customer support and trust and safety support coverage.

In 2021 Etsy established a set of aspirational guidelines that we strive to make progress towards when engaging vendor partners to support our operations. We intend to use these guidelines as a north star as we work to integrate our subsidiaries in the year ahead. The guidelines include:
•Ensuring our contractors receive a progressive living wage, adjusted for market conditions, based on location.
•Using our leverage with vendor partners to achieve a progressive and flexible paid leave policy for all full-time contractors, including vacation time, sick time, and gender-neutral parental leave.
•Ensuring all full-time contractors have access to quality medical care for themselves and their dependents.

2021 Marketplace DEI Goal:
Ensure our marketplaces are diverse, welcoming, and inclusive places to sell and shop. By 2021, define a key performance indicator and establish a baseline for marketplace diversity and inclusivity.

Marketplace DEI
In 2021, we worked to ensure that the images we proactively created and shared in our Etsy.com marketplace were representative of the communities in which we live by committing to a policy to include at least 30% representation of black or brown skin tones in marketing assets. In 2021, 43% of the images with a human element developed by our Etsy marketplace creative team had black or brown skin tone representation. Our Etsy marketplace Give More Than a Gift ad campaign, which aired across the United States during the holiday season, showcased our commitment to diversity and inclusion by featuring Black, Latinx, and LGBTQ community members and storylines.

Highlighting Diversity as a Core Component of our Brand
We embedded diversity into our everyday work to highlight that it is a core component of who Etsy is as a brand and company. We featured and celebrated Black, Latinx, and AAPI owned shops during a time when supporting small businesses was more important than ever before, and we created a Black-owned Business Etsy Community where sellers can opt-in, build community, and support one another.

2022 Marketplace DEI Goals:
Build a welcoming marketplace that is diverse, inclusive, and broadly representative of the communities it serves.

•At Etsy.com, include at least 45% Black and Brown skin tones in marketing assets in the United States and highlight historically marginalized groups.

Social Innovation
2021 Goal:
Foster economic and personal empowerment among our stakeholders.

Invest in social programs that promote economic opportunities for creative entrepreneurs and, for Reverb, provide musical education to people in need.

This year represented a major expansion of Etsy’s investments to increase pathways to creative entrepreneurship, especially for those from economically disenfranchised communities. Etsy understands the critical role creative entrepreneurship can play in building economic independence and freedom for communities and has long been committed to utilizing our marketplace to help anyone with a creative idea build a business online.

This commitment was further solidified through the launch of the Uplift Initiative, a diverse set of programs focused on supporting creative entrepreneurs facing challenges such as lack of access to an internet connection or limited digital skills and capital to grow their businesses. The multifaceted initiative includes efforts to fund organizations supporting makers with critical programs and resources to grow their businesses online, expand our direct efforts to harness the power of our marketplace to enhance the visibility of and drive sales for historic artisan communities, and enable our customers to increase their support of small businesses through rounding up their purchases to give back. Through the Uplift Initiative, we:

•Established the Uplift Fund to support creative entrepreneurs, which has since received over 6.8 million contributions from U.S. buyers on the Etsy marketplace who have elected to round-up their order price and donate their change.
•Launched the Uplift Makers program to help create opportunities for economic independence for heritage artisans by bringing their products online. Over $550,000 in sales has been generated by the 35 participating shops.

Reverb also continues to drive resources to under-resourced communities globally through Reverb Gives.
•Provided access to musical equipment through almost $200,000 in credits.

2022 Goals:
Leverage our marketplaces’ platforms to drive equitable access to creative pursuits and economic opportunity.

•Etsy.com: Expand pathways to creative entrepreneurship for economically disenfranchised communities by increasing access to digital business resources, capital, and customers.

•Reverb: Create a more inclusive music industry by expanding access to musical instruments and music education.

•Depop: Provide educational resources and mentorship opportunities to help entrepreneurs, creatives, or small businesses from underrepresented groups grow their businesses sustainably.

Workforce Metrics

Our mission is to “Keep Commerce Human.” Our DEI goals are integral to who we are as a company: namely, marketplaces and workplaces that are made stronger by the unique and special qualities of our communities.

We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees globally. Leadership is defined as Director level and above. Engineering employees are defined as those employees who work within the Engineering Job Family Group. Tech employees are defined as those employees who work on Product, Engineering, Analytics, and HR Information and Financial Systems Administration teams. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics represent our global employee base, while race and ethnicity metrics represent U.S. employees only. 2019, 2020, and 2021 metrics include both Etsy and Reverb employees and exclude Elo7 and Depop employees.

Our Board of Directors also affirmed its dedication to diversity in 2020, committing to actively seek out diverse director candidates to include in the pool from which nominees are chosen. Etsy expects to provide additional disclosures on Board of Directors diversity in our Proxy Statement for our 2022 Annual Meeting of Stockholders. Etsy has also provided our 2020 consolidated equal employment opportunity (EEO-1) report on our Investor Relations website.

BOARD OF DIRECTORS	OVERALL	LEADERSHIP	TECH	ENGINEERING	OTHER BUSINESS ROLES
† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

RACE & ETHNICITY METRICS - U.S. ONLY
	Board		Overall			Leadership			Tech			Engineering			Other Business Roles
	2020	2021	2019†	2020†	2021†	2019†	2020†	2021†	2019†	2020†	2021†	2019†	2020†	2021†	2019†	2020†	2021†
American Indian or Alaska Native	—%	—%	0.1%	0.2%	0.1%	—%	0.7%	—%	—%	0.1%	0.2%	—%	—%	0.3%	0.2%	0.2%	—%
Asian	—%	—%	15.3%	17.5%	18.9%	15.5%	14.4%	15.6%	21.1%	25.6%	24.7%	20%	22.6%	24.2%	7.7%	8.0%	9.8%
Black/African American	12.5%	22.2%	5.2%	5.9%	6.1%	2.7%	5.8%	6.1%	4.6%	5%	5.4%	5.1%	5.5%	5.6%	5.9%	7.2%	7.2%
Hispanic	—%	—%	5.2%	6.1%	6.3%	1.8%	2.2%	3.3%	4.7%	4.6%	5%	5.5%	5.5%	5.6%	5.7%	8%	8.5%
Two or More Races	—%	—%	3.1%	3.4%	3.7%	2.7%	3.6%	2.2%	3.6%	4.2%	3.9%	4.1%	4.4%	4.4%	2.4%	2.5%	3.1%
White	87.5%	77.8%	64.6%	63.0%	61.2%	72.7%	71.9%	70.0%	58.8%	56.4%	57%	58.4%	57.5%	55.6%	72.1%	70.6%	67.8%
Not Declared	—%	—%	6.5%	3.8%	3.7%	4.6%	1.4%	2.8%	7.2%	4%	3.8%	6.9%	4.6%	4.4%	6%	3.3%	3.6%

AGE METRICS - GLOBAL
	2019†	2020†	2021†
24 years and younger	4.3%	3.3%	3.0%
25-29 years	27.6%	25.3%	23.5%
30-34 years	34.9%	33.6%	33.5%
35-39 years	19.5%	21.4%	22.3%
40-49 years	11.0%	12.9%	14.4%
50+ years	2.7%	3.3%	3.1%
Not Declared	—%	0.2%	0.2%

† Etsy commissioned an external third party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

Governance Fostering a culture of ethics and accountability
Responsible Marketplace Practices
The trustworthiness of our marketplaces and the connections among our buyer and seller communities are the cornerstones of Etsy’s business. For more information, please see Part 1, Item 1, “Business—Primary Business Drivers—Trust & Safety” of this Annual Report.

Thoughtful Corporate Governance
Our corporate governance practices include an independent Board Chair, a fully independent Board of Directors (except for our CEO), independent Committee members, sophisticated and fully engaged directors with different areas of relative expertise and additional dimensions of diversity, and a balanced distribution of director tenure, including two new directors appointed in 2021. For a more complete description of our corporate governance practices, please refer to our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

More information on our governance policies and guidelines is available at the Investor Relations section of our website.

Integrated ESG Reporting	We strive to continue to innovate and evolve our ESG disclosures to hold ourselves accountable and transparently engage with all of our stakeholders. Since 2018, we’ve shared our ESG metrics alongside our financial results in our Integrated Annual Report. This practice is intended to ensure that we’re transparent about and accountable for progress against our environmental and social goals.
Risk Oversight & Management	One of the key functions of our Board of Directors is to provide informed oversight of our risk management processes. While management is responsible for day-to-day management of material risks we face, our Board of Directors maintains ultimate responsibility for risk oversight.

Since 2019, Etsy has had a Risk Steering Committee, which consists of a cross-functional management team that meets regularly to review and discuss the significant risks facing Etsy. Periodic reports on material risk are provided to the full Board of Directors. The Risk Steering Committee also periodically considers areas of new or evolving risks and works to understand risk analyses and establish appropriate mitigation plans.

For more information on risk oversight generally, please see “Board Oversight of Risk” in Etsy’s Proxy Statement. For information on how we manage our climate related risks, please refer to our complete TCFD response beginning on page 33 of this Annual Report.

SASB Disclosure

The Sustainability Accounting Standards Board’s (“SASB”) mission is to develop sustainability metrics for public corporations to disclose material, decision-useful information to investors. Etsy’s disclosures are designed to provide comparable and consistent data. We have included below the metrics from SASB’s Consumer Goods Sector – E-Commerce industry standard that are relevant to our business.

SASB Metrics
SASB Code	Metric		2019	2020	2021
CG-EC-000.A	Entity-defined measure of user activity	Active buyers (thousands)	46,351	81,898	96,336
		Active sellers (thousands)	2,699	4,365	7,522
CG-EC-000.B	Data processing capacity

•In December 2017, Etsy announced our Google Cloud Partnership, an initiative to transition Etsy.com infrastructure to Google Cloud Platform (“GCP”).
•In February 2020, we completed our full migration to GCP for Etsy.com.
•We believe this transition and our continued investments to better leverage GCP will continue to result in increased engineering efficiency, and enhance our overall infrastructure by providing faster processing speed, improved page load time, and more nimble fulfillment to capacity on an as needed basis.

	Percentage outsourced		100%	100%	100%

Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh		6,376	5,675	5,362
	Percentage renewable energy		89%	100%	100%
	Percentage grid electricity		100%	100%	100%
CG-EC-130a.3

Discussion of the integration of environmental considerations into strategic planning for data center needs.
•For 2021 we continued to meet our goal to source 100% renewable electricity for our operations, and we have a 2025 goal to reduce the intensity of our energy use by 25%. These goals are included as key considerations as we plan for our computing needs, and have been a focus of our sustainability efforts. When transitioning to a cloud computing infrastructure, we selected Google Cloud, a partner that shares our commitment to 100% renewable electricity. Their highly efficient data centers have helped us save significant overhead energy. We achieved a 27% reduction in total energy use from computing between 2018 and 2021, despite substantial growth in our business over the same time period.
•We actively monitor and manage energy consumption from our computing infrastructure. In 2021, our collocated data center, which closed in mid-2021, consumed 302 MWh and we estimate that our energy consumption in Google Cloud was 5,060 MWh, based on a methodology developed by Etsy and reviewed by industry experts. Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2021 hardware infrastructure footprint does not include Reverb, Depop, or Elo7, but we do include the emissions from Reverb’s hardware infrastructure in our Scope 3 Purchased Goods and Services calculations.
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

SASB Metrics
SASB Code	Metric	2019	2020	2021
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

Employee Recruitment, Inclusion and Performance
CG-EC-330a.1	Employee engagement as a percentage (Etsy)	76%	81%	75%
	Employee engagement as a percentage (Reverb)		75%	75%

Employee engagement as a percentage and discussion of methodology.
•In May 2021, Etsy conducted an engagement survey of all global employees. Of all employees surveyed across Etsy and Reverb, 90% submitted a response, and 75% of Etsy respondents and 75% of Reverb respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 61 questions - 56 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, two free-text questions to which employees were asked to write out a response, and three multiple choice questions.
•The responses were analyzed against the results from a similar survey conducted in 2020, as well as Culture Amp’s New Tech 2021, which consists of survey results from approximately 900 companies that are primarily internet-based or focused on creating new technologies, and that have between 20 and 20,000 employees.

CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions	See Impact Strategy section for detailed metrics.
	Discussion of diversity and inclusion strategy and performance	See Impact Strategy - Social Impact for details.
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders	3.5%	5.1%	5.6%
Product Packaging and Distribution
CG-EC-410a.1	Total greenhouse gas (“GHG”) footprint of product shipments in metric tons CO2e	154,078†	303,218†	363,361†
	Total greenhouse gas (GHG) footprint of packaging in metric tons CO2e		53,489†	63,645†
CG-EC-410a.2

Discussion of strategies to reduce the environmental impact of product delivery.
•The delivery of products sold on our marketplace represents the majority of Etsy’s carbon footprint. As a peer-to-peer marketplace, Etsy does not directly control seller shipping or the associated logistics networks; however, we are committed to addressing carbon emissions from shipping and packaging.
•Since 2019, we have offset 100% of emissions generated from shipping through investments in verified emissions reductions. This allows us to take immediate action while we work toward our Net Zero goal.
•In 2021, we enhanced our “Shop Local” signal on listing pages when a buyer is in the same ship-from region as an item. Local purchases can play a significant role in reducing carbon emissions from shipping.
•In addition, we take action in support of policy solutions that will help to drive carbon reduction from product delivery in the long term. In 2021, we prioritized advocating for ambitious regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on electrification infrastructure and heavy- and medium-duty vehicles that play an important role in e-commerce logistics.
•In 2021, we launched a new partnership with EcoEnclose, through which U.S. sellers can access and buy affordable, paper-based packaging made from certified responsibly sourced and 100% recycled materials that buyers can also recycle easily at home.
•We continue to collaborate with peers, vendors, and NGOs on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

Greenhouse Gas (“GHG”) Emissions Summary (tCO2e)
GHG Emissions by Scope	2019	2020	2021
Scope 1	371†	294†	350†
Scope 2 - Market	652†	4†	0†
Scope 2 - Location	1,859†	914†	420†
Scope 3	155,967	438,731	548,900
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services
Purchased Goods & Services (excluding Computing)		76,451†	97,302†
Cloud Computing - GCP (Etsy Only)			13,623†
Other Computing		488†	466†
Category 3: Fuel & Energy Related Activities
Fuel & Energy Related Activities Not Included in Scope 1 or Scope 2			2,711
Category 5: Waste Generated in Operations
Waste	13	3	3
Water	6	9	4
Category 6: Business Travel
Air Travel	1,217†	153†	67†
Other Business Travel		10	9
Category 7: Employee Commuting
Commuting	510	111	83
Remote Workers		672	1,066
Category 8: Upstream Leased Assets
Cloud Computing - GCP (Etsy Only)	29†	0†
Category 9: Downstream Transportation & Distribution
Shipping	154,078†	303,218†	363,361†
Packaging		53,489†	63,645†
Category 11: Use of Sold Products
End User Energy Use		4,127†	6,560†
Reverb’s footprint has been accounted for from the date of acquisition in 2019 forward and, unless otherwise stated, greenhouse gas (GHG) emissions for all periods shown include both Etsy and Reverb. Our 2019 GHG emissions for Shipping and Cloud Computing include only Etsy. For all periods presented, emissions generated from our co-located data centers are included in Scope 2 emissions. In 2020, we expanded our inventory to account for the Scope 3 GHG emissions from: (1) the packaging our sellers use to ship products to buyers, (2) the use of our platforms on consumers’ personal devices, and (3) our corporate supply chain.

As part of our continued commitment to maintain accountability for our GHG emissions, in 2021, we further expanded the scope of our measured and reported GHG emissions inventory and refined the methodologies used to calculate our Scope 3 GHG emissions: (1) in Scope 3 - Category 3, we captured GHG emissions from fuel and energy related activities not already included in Scope 1 and 2, (2) we updated the supplier spend data, emission factors, and categorizations included in our Scope 3 - Category 1 emissions calculations, resulting in higher emissions year-over-year. (3) we reclassified emissions generated from GCP cloud computing from Scope 3 - Category 8 to Scope 3 - Category 1. As part of the recategorization of cloud computing, we now include an estimate of our supplier’s Scope 3 emissions, resulting in higher emissions. Furthermore, we break out emissions from other computing for further transparency about our usage, (4) we no longer differentiate between Scope 3 - Market and Scope 3 - Location-based emissions and instead provide current and historical data for what we had formerly considered Scope 3 - Market-based emissions, and (5) we apply renewable energy certificates to our employees’ working from home electricity usage in Category 7. We have revised our 2020 Purchased Goods and Services calculations from 42,646 tCO2e to 76,939 tCO2e (488 tCO2e in Other Computing and 76,451 tCO2e in all other Purchased Goods and Services). This revised calculation corrects for the inclusion of additional Scope 3 emission factors for certain suppliers and updated supplier spend data. We invested in 34,293 additional VERs to offset the additional measured GHG emissions.

As a result of the above changes in scope, methodology, and our continued efforts at further accountability, some categories of emissions data are not comparable from year to year.

† Etsy commissioned an external third party to perform attest procedures with respect to our carbon and energy metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

The Task Force on Climate-Related Financial Disclosures

Etsy treats climate change and its related impacts seriously. As part of our deepening management of climate impacts, in 2020, we began providing enhanced climate-related disclosures using the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”) as a guide. The following section reflects our climate-specific reporting aligned with the TCFD. While we have identified and disclosed a number of relevant climate-related risks, we have determined that at this time none of these risks represent a material short-term risk to our business. For a discussion of certain of the risks we are exposed to in the normal course of our business activities, see Part I, Item 1A, “Risk Factors.”
TCFD provides a framework with four thematic areas — Governance, Strategy, Risk Management, and Metrics and Targets — and eleven recommended disclosures. The following disclosures provide information intended to address each recommendation, including references to other publicly available sources for related information. Unless otherwise noted as relating to Etsy.com, information in this section applies to Etsy, Inc. and all of its subsidiaries.
Governance
Board of Directors oversight of climate-related risks & opportunities
Etsy’s full Board of Directors has overall responsibility for oversight of risk management at Etsy, including management of climate risk. The charter of the Nominating and Corporate Governance Committee (the “N&CGC”) of our Board of Directors provides that the N&CGC has responsibility for periodic review of our environmental and social Impact goals and our progress towards those goals. We report on our progress towards our Impact goals to the N&CGC or the full Board of Directors two times a year. The full Board of Directors also receives briefings, generally quarterly, on risk management-related topics, including reports on the activities of Etsy’s Risk Steering Committee. (For a description of the Risk Steering Committee’s activities, see below.) The full Board of Directors is responsible for reviewing significant acquisitions and other large scale capital expenditures. One of the criteria we use when evaluating acquisition opportunities is whether the transaction aligns with our mission, strategy, and values, including our Impact focus.

Board of Directors
Board Committees
Nominating and Corporate Governance Committee
Audit Committee
Executive Team
CEO
CFO
CLO & CS
COSPO (Executive Sponsor for Impact)
Risk Steering Committee
CEO
CFO
Data Technology
Finance
Internal Audit
Legal
Product Marketing
People and Strategy & Services
Sustainability Team

In addition, the Audit Committee of the Board of Directors oversees the disclosure in our Annual Report, which includes these climate-related and Impact disclosures, and our auditor’s review of our Impact disclosures. One member of our Board of Directors is experienced in advancing sustainability accounting practices and is a Sustainability Accounting Standards Board (“SASB”) FSA Credential Holder. Information about Etsy, Inc.’s Board of Directors and its Committees, including their charters and membership, is available in the Governance section of our investor relations website.
Management’s role in assessing and managing climate-related risks and opportunities
Our Executive Team, including our CEO and CFO, review our environmental goals annually. Our CFO approves material capital expenditures, including those related to climate-related issues, such as renewable energy projects, and investments in verified emissions reductions.
Oversight of climate risk at Etsy.com is supported by the Risk Steering Committee, a cross functional management team which includes our CEO and CFO. This Committee meets at least quarterly to review and discuss the significant risks facing Etsy.com, including any material climate-related risks, and reports on those risks to the full Board of Directors.
Etsy, Inc.’s Sustainability team, led by the Senior Director of Impact and Sustainability (the “I&S Sr. Director”), oversees Etsy’s sustainability strategy and implementation, which includes climate impacts. The I&S Sr. Director reports to the VP of Workplace and Strategic Sourcing, who reports to the Chief Operations, Strategy & People Officer, who is the Executive Sponsor for Etsy’s Impact strategy. The I&S Sr. Director presents progress on environmental metrics each quarter to the Senior Leadership Team, including the CEO and CFO. The Impact Strategy Coordination Group, a cross-functional working group led by the I&S Sr. Director, coordinates ESG strategy and initiatives and meets bi-weekly. Etsy also has four cross-functional Impact Working Groups that all meet at least quarterly to manage the implementation of Impact projects and reporting.
Etsy.com engages employees from across the company on climate and ESG topics through internal programming, such as an external speaker series and office hours with the Sustainability Team. The CEO includes climate progress updates in company-wide presentations at least once per year, ensuring all employees are aware of Etsy’s sustainability priorities and initiatives.

Strategy

Climate-related risks and opportunities identified & impact on strategy
Etsy’s climate strategy is informed by periodic identification and prioritization of climate-related risks and opportunities. Our 2021 Etsy.com climate impact analysis considered transition and physical impacts across seven key geographic markets and one key commodity and both our physical operations as well as the Etsy.com marketplace. For transition impacts, we reviewed clean energy, transportation, and low-carbon building technologies and policies; for physical impacts, we evaluated a range of acute and chronic hazards. Several potential climate issues were initially identified through desk research, peer benchmarking, and workshops with experts across Etsy.com’s business, including Engineering, Fulfillment, Corporate Strategic Sourcing, Advocacy, Legal, Strategy and Operations, Investor Relations, and Research. These issues were evaluated based on stakeholder awareness, operational impact, and strategic impact to determine the short-list for further analysis.
Our 2021 climate impact analysis did not identify any risks with material short-term impact on financial or strategic business operations. We believe that this is largely due to Etsy.com’s marketplace model, the wide geographic distribution of our seller and buyer base, and our long-standing work to mitigate climate risks. However, due to the systemic nature of climate change and its intensifying global impacts, we are continuing to monitor and manage both climate-related risks and opportunities.
The following disclosures highlight the identified climate-related impacts, as well as the ways in which our ESG strategy seeks to mitigate risks and leverage opportunities. We define short-term impacts as those expected to occur within 0-2 years, medium-term impacts as those expected to occur within 2-5 years, and long-term impacts as those expected to occur after 5 or more years. Etsy’s 2022 ESG goal-setting process considered these climate-related impacts.
Identified Climate Opportunities & Management Response

Class	Opportunity Description	Horizon	Management Response
Energy Source	The availability of renewable energy mechanisms presents opportunities to reduce our exposure to fossil fuel price increases and reduce operating costs.	Short-Term
100% Renewable Electricity
Recognizing this opportunity, we set a goal in 2016 to source 100% of electricity from renewable energy, which we achieved for 2020. Through a 15-year virtual power purchase agreement (“VPPA”), we procure solar energy in the PJM Interconnection market that covers 100% of the electricity used in our office and computing operations.

We intend to continue to source 100% of electricity from renewable sources through a mix of onsite renewables, utility contracts, and our VPPA.

Resource Efficiency	Reducing resource use across our facilities offers opportunities to reduce operating costs while strengthening employee engagement and thus improving retention.	Short-Term
Energy Efficiency
We are on track to achieving a 25% reduction in the intensity of our energy use for Etsy.com offices and computing by 2025. Energy efficiency reduces operating costs and mitigates the risk of potential fuel price increases.
Our energy efficiency goals also present opportunities for our Sustainable Compute Working Group to innovate on new energy efficiency tools and processes and to enhance brand value through vendor partnerships, including through an open-source energy data visualization platform.

“Zero Waste”
Etsy.com maintains “Zero Waste” operations globally, diverting over 90% of waste from landfill, which reduces operating costs and strengthens employee engagement. Reverb and Depop have a goal to run “zero waste” operations by 2025.

Resource Efficiency	Regulatory policies that promote lower-emission modes of transport support our goals of achieving emissions reductions in shipping, which may present benefits to our reputation and help drive revenue growth.	Medium-Term
Low-Emissions Transport
A significant portion of our Scope 3 emissions come from shipping. We recognize that decarbonization of the transportation sector presents an opportunity for us to achieve ambitious emissions reduction goals and strengthen our reputation. Our Advocacy Team advocates for key regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on policies in the United States that aim to improve electrification infrastructure and reduce emissions from heavy- and medium-duty vehicles that play an important role in e-commerce logistics.

Reputation	Changing consumer preferences around sustainable shopping present opportunities for us to further differentiate as a values-driven commerce brand through climate-friendly product offerings.	Medium-Term
Customer Engagement
In 2021, we set a goal to establish our marketplaces as destinations for sustainably-minded shoppers and conscious living. We launched a Planet-Friendly Packaging initiative giving sellers the option to purchase Etsy-branded packaging made from 100% recycled materials or certified responsibly sourced paper at competitive prices, which signals to buyers that they are supporting sustainable businesses.
We launched a Personal Impact Tracker that allows buyers to understand how their past purchases contribute to the cumulative social and environmental impact of Etsy.com.

Reputation	Strengthening and communicating our Impact work – including emissions reduction initiatives – presents an opportunity to attract and retain talent and enhance investor relations.	Short-Term	Investors We continue to provide robust ESG disclosures for investors, which we believe positions us to meet expanded and standardized ESG reporting expectations.

Identified Climate Risks & Management Response

Category	Class	Risk Description	Horizon	Management Response
Physical	Acute & Chronic
Acute and chronic weather events may:
•affect sellers’ ability to make items and source supplies, which may result in reduced revenue.
•disrupt transportation routes and internet or mobile networks, hindering the ability of sellers to list and have items delivered in a timely manner, which may ultimately reduce buyer demand and revenue.
•put our physical offices at risk, or negatively impact the operations of one or more of our third-party service providers.
Medium- and Long- Term
Seller Operations
As natural disasters, exacerbated by climate change, increase in intensity and frequency, we are finding opportunities to educate and engage sellers on lower-emission packaging including through our new Planet-Friendly Packaging program. Additionally, since 2017, we have partnered with CERF+ to offer disaster relief grants for Etsy.com U.S.-based sellers who have seen their ability to produce and/or market their work adversely affected by a natural disaster.
In the future, we aim to engage sellers on lower-emission production and climate resiliency planning.

Product Distribution
Our 2021 climate impact assessment indicated disruption of key transportation routes by extreme weather events could impact item delivery. We aim to better understand how common distribution routes, which are used by carriers chosen by our sellers, might be impacted by weather events in the future.

Etsy’s Operations
Our Workplace and Security Team develops and implements business continuity plans through our Health, Safety, and Security program that are intended to protect our employees in the event of physical disruptions at our offices. In 2021, the Workplace and Security Team reviewed our climate scenario analysis to better understand climate risks at critical office locations and integrate information into planning moving forward.

Transition	Policy and Legal/ Tech	New laws, liabilities, and regulations could increase direct operational costs to us in the short-term while stricter environmental regulations may place new burdens on our sellers raising their costs in the medium-term.	Short and Medium-Term
TCFD Reporting
We began our TCFD reporting journey in 2020 and plan to further align our climate analysis and reporting with the framework in anticipation of new SEC climate disclosure requirements.

Regulations on Sellers
Our Advocacy Team works to mitigate transition risks for sellers by advocating to advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

	Market	Increased commodity prices due to climate change impacts may increase production costs for sellers.	Long-Term
Commodity Markets
Our scenario analysis indicated that the availability of common commodities used in seller production, such as cotton, may face risks due to flooding, drought, and extreme heat. To understand the degree to which this climate risk impacts our business, we aim to more deeply explore climate impacts on the commodity inputs most commonly used by sellers. Because our marketplace features a broad assortment of items, we do not anticipate disproportionate short-term impacts on our business.

Reputation	Customer and investor expectations of the role of corporations in society may grow beyond our current Impact efforts.

		Failure to meet employee expectations on Impact could affect recruitment, retention, and engagement of top talent.	Medium-Term
Customer and Investor Perceptions
We have already achieved or are on track to achieve many of our ambitious sustainability goals, including 100% renewable electricity and emissions reductions. We believe our continued efforts to reduce our environmental impact, improve ESG reporting, and engage our marketplace in sustainable shopping initiatives give us a competitive advantage.

Resilience of strategy across different climate-related scenarios
To understand how our top climate-related risks and opportunities might change under different temperature pathways over time, in 2021, we engaged a consulting partner, Manifest Climate, to conduct a qualitative scenario analysis across seven key geographic markets. As part of this process, exposure pathways were mapped for prioritized climate-related issues based on Etsy.com’s business model, data availability, and internal stakeholder input. Manifest used a range of representative concentration pathway (“RCP”) scenarios, with the lowest emissions scenario being RCP2.6 and the highest emission scenario being RCP8.5, as well as models and reports from the Intergovernmental Panel on Climate Change (“IPCC”). To assess net-zero transition impacts, we leveraged policy insights from the International Energy Agency (“IEA”) and Inevitable Policy Response (“IPR”). Available climate scenario inputs and results were then collated and overlaid with Etsy.com’s seller and buyer information in key geographies, allowing the analysis to pinpoint areas of concern.

Through this analysis we found that all key geographies are expected to face some degree of climate risk under different scenarios. For example, buyers and sellers in Australia may be subject to more intense heat waves and wildfires, while buyers and sellers in Germany may be vulnerable to increasing frequency and severity of floods. However, because Etsy.com’s buyer and seller base is distributed globally, we did not find climate risks in any one geography that disproportionately impact Etsy.com’s business under any scenario. We aim to continue improving our data collection and analysis on these topics to update our strategic planning.

Risk Management

Processes for identifying and assessing climate-related risks
Our climate risk identification and assessment process is integrated into our company-wide risk management process. Our Sustainability Team, including the I&S Sr. Director and the Senior Sustainability Manager, engages with key business functions to identify and evaluate climate risks that could have a substantive financial or strategic impact on the organization at least annually. The Sustainability Team and internal subject matter experts analyze risks in the context of our business, develop recommendations as appropriate, and escalate them for oversight by senior management through Etsy, Inc.’s Risk Steering Committee (see Governance in this section above for more detail). For example, the Sustainability Team collaborates with the Advocacy Team to review climate policy proposals at the federal and state level that might impact Etsy, and, if relevant, presents new climate-related regulations that could increase Etsy, Inc.’s or its sellers’ operating costs to the Risk Steering Committee. The Sustainability Team also leverages data from the Market Research Team to monitor the impact of weather events on seller operations.

Processes for managing climate-related risks
The Sustainability Team works cross-functionally to develop management plans to address potential climate-related impacts. They develop and propose updates to environmental goals on an annual basis, including goals designed to mitigate climate risks, which are reviewed and approved by our Executive Team. For example, our goal to source 100% renewable electricity for office operations and computing load, which was achieved for 2020, reduces our exposure to carbon pricing and increased fossil fuel costs. The Sustainability Team developed the goal, proposed short-term targets and strategies to measure and reach those targets, and solicited approval from the Executive Team, who ensured resources were provisioned and lines of accountability were appropriately set. See the Strategy section above for a discussion of actions taken in response to other identified climate risks.

Processes for integrating climate-related risks into the overall risk management
At Etsy, Inc., climate-related risks are included within ESG risks and are seen as underlying drivers of other types of risks. These risks, as well as their drivers, are monitored by the Risk Steering Committee. The I&S Sr. Director provides a written status update on potential ESG risks, including climate risks, to Etsy’s Risk Steering Committee every two months, and presents to the Risk Steering Committee as needed. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors.

Metrics and Targets

Metrics used to assess climate-related risks and opportunities in line with strategy and risk management process
We monitor metrics related to total energy consumed, renewable energy percent, grid electricity percent, total GHG footprint of scope 1, 2, and 3 emissions including product shipments, packaging, end-user energy use, water, and outgoing waste material streams. For a historical view of our metrics, please view pages 30-32 of this Annual Report.

Since 2019, Etsy.com has been a carbon neutral business, offsetting 100% of our unabated carbon emissions across all measured Scope 1, 2, and 3 categories each year. Our commitment to maintain carbon neutrality effectively acts as an internal price on our emissions, creating a financial incentive to support business decisions that reduce greenhouse gas emissions, from driving operational efficiencies to integrating sustainability into our procurement process.

We continue to act in support of solutions that will help drive carbon reduction in the long term, including advocating at the federal and state level for comprehensive climate and carbon reduction policies and collaborating with peers on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

For all of our teams, compensation is tied to the company’s financial performance, as well as individual contributions. While responsibility for delivering on our Impact goals is distributed across the company, each goal owner is responsible for incorporating work associated with advancing their goal into team members’ individual goals, which is in turn directly tied to compensation. Members of our Executive Team also serve as executive sponsors for specific Impact goals to help ensure teams stay on track and have the value of executive leadership as plans are executed.

Scope 1, Scope 2, and Scope 3 greenhouse gas (“GHG”) emissions, and the related risks
Please view pages 22-23 and 30-32 of this Annual Report for our GHG Emissions Summary.

Targets used to manage climate-related risks and opportunities and performance against targets
Etsy has five climate-related targets: science-based emissions reduction, carbon neutrality, renewable energy, total energy use, and waste. Details of these targets including actions taken to achieve them and performance against each can be found on pages 22-23 of this Annual Report.

Competition
For all of our marketplaces, sellers may choose to list their goods for sale with online retailers or sell their goods through local consignment and vintage stores and other venues and marketplaces, including through commerce channels on social networks like Facebook and Instagram. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling sellers to sell from their own website or otherwise run their business independently of our platforms. We are able to compete for sellers based on our brand awareness, the global scale of our marketplaces and the breadth of our online presence, our meaningful investments in marketing that benefit our sellers and their growth, the number and engagement of our buyers, our seller tools and services, our seller education resources, our policies and fees, our mobile apps, the strength of our community, and our values.
We also compete with retailers of all shapes and sizes for the attention of our buyers. A buyer has the choice of shopping with any online or offline retailer, whether large marketplaces, national retail chains, local consignment and vintage stores. resale marketplaces, or other venues or marketplaces. We are able to compete for buyers based on the unique goods that sellers list in our marketplaces, our brand awareness, the person-to-person commerce experience, customer service, our reputation for trustworthiness, the positive impact buyers can make by shopping from the creative entrepreneurs on our platform, our mobile apps, the availability of fair and free shipping offered by sellers, ease of payment, and the availability and reliability of our platform.
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
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. In addition, in both the United States and abroad, laws and regulations relating to the liability of online marketplaces for activities of their sellers and other third parties are being tested by a number of proceedings.

Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, federal and state laws in the United States, E.U. directives, and other national laws govern the processing of payments and consumer protection; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of consumer information. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including buyer and seller data. Any failure by us to comply with our policies or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business.

Many jurisdictions in which we operate have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. This growing focus on data privacy and regulation of e-commerce worldwide could impose additional compliance burdens and costs on us or on sellers and could subject us to significant operational costs for internal compliance and risk to our business. Further, any failure by us to adequately protect the privacy and data of our sellers and buyers could result in a loss of confidence in our marketplaces, which could adversely affect our business.

In addition, some of these requirements may introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. See Part I, Item IA, “Risk Factors—Regulatory, Compliance, and Legal Risks.”

Seasonality
Etsy.com sellers experience increased sales and use more Services during the fourth-quarter holiday shopping season. This has resulted in increased GMS and revenue for us during the fourth quarter of each fiscal year, which can compare to lower GMS and revenue in the first quarter of the following fiscal year. For example, revenue in the first quarter of 2021 decreased when compared with revenue in the fourth quarter of 2020. We expect this seasonality to continue in future years. Our cost of revenue and marketing expenses also follow this trend, with the highest costs corresponding with the fourth quarter and lower costs in the first quarter of each fiscal year. As our growth rates moderate, the impact of these seasonality trends on our results of operations may become more pronounced.
Our quarterly revenue increased sequentially quarter-to-quarter for all periods within 2021, other than the first quarter of 2021, generally corresponding to our GMS performance in the same periods. We cannot assure you that this pattern of sequential revenue and GMS growth will continue. We believe that it is generally more meaningful to compare year-over-year results than sequential quarter-over-quarter results.
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
We also share certain workforce metrics, such as our most recent consolidated EEO-1 report, information derived from our annual Seller Census, our annual Transparency Report, and our external facing policies, including our governance policies and guidelines, privacy policy and marketplace rules on our investor relations website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites in this Annual Report are intended to be inactive textual references only. You should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com, or by calling (347) 382-7582.
Our SEC reports are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished them to the SEC.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Consolidated Financial Statements and related notes, and the other information in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report. See “Note Regarding Forward-Looking Statements.”
Operational Risks Related to Our Business
We have experienced rapid growth, and we may not have the infrastructure, human resources, or operational resources to sustain continued growth at our recent pace.
We experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency during 2020. Our revenue growth may not be sustainable. While our growth continued in 2021, our rate of growth decelerated as compared to the rapid growth we experienced in 2020 which was driven at least in part by the pandemic-related shift to online purchasing. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our current and future growth.
Our rapid growth has made and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce often questionable intellectual property rights. Our increased visibility has led and may continue to lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, even though focused on other large platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may continue to decelerate for a number of reasons, including the abatement of the COVID-19 pandemic and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.

The unprecedented ongoing COVID-19 pandemic has impacted our GMS and results of operations, and the pandemic may continue to impact our GMS or our results of operations in numerous volatile and unpredictable ways.

Uncertainty caused by the ongoing COVID-19 pandemic has impacted and may to continue to impact the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. While COVID-19 vaccination efforts are ongoing, the timing, speed, acceptance, and efficacy of vaccinations along with the imposition of movement restrictions and closures vary from location to location, is evolving and, to varying degrees across locations, still remains unpredictable. In addition, the COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets and have at points adversely affected, and could again adversely affect, demand for products sold in our marketplaces. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has also disrupted the global supply chain, and various preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down or become more expensive, our GMS and revenue could be negatively impacted.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures and re-openings, stimulus checks, and “stay at home” practices or mandates. However, we have seen demand for certain items, like handmade masks, diminish significantly with the rollout of vaccines, and as medical grade masks became more widely available. It is also difficult to predict how our business might be impacted by changing consumer spending patterns as the pandemic runs its course. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and any future stimulus checks. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages impacting our communities of sellers and the economy as a whole, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
As a result of the ongoing COVID-19 pandemic, our employees remain almost fully remote, and a significant number will continue to work remotely as we transition to a hybrid work model. It is possible that these arrangements could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations and we transition to a hybrid work model, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. Such disruptions may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.
The uncertainty around the duration of business disruptions, and the lifting or imposition of travel restrictions in the United States and other areas of the world, and consumers’ responses to these developments may adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the initial phases of the pandemic. The full extent of the COVID-19 pandemic’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing, acceptance, and efficacy of vaccinations and possible achievement of herd immunity in various locations, the timing of further relaxation, elimination, or imposition of movement and travel restrictions, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of uncertainty or changing spending patterns resulting from the COVID-19 pandemic, the impact or the waning of the impact of any government actions, the seasonality of market transactions, and our sellers’ use of services;
•our ability to convert marketplace visits into sales for our sellers;
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
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the current COVID-19 pandemic, consumer spending patterns, and the impacts of reopening of the offline economy and lessening or elimination of restrictions on movement. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
On February 24, 2022, we provided guidance for the first quarter of 2022. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly as SARS-CoV-2 variants spread, COVID-19 vaccines and therapies become widely available, and restrictions on movement are lifted or reinstated, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and the impacts of reduced movement or the removal of restrictions on movement, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, lifting or imposition of restrictions on movement in various regions and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the ongoing COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.

Given the uncertainty surrounding the impacts and duration of the COVID-19 pandemic, the efficacy of vaccines, the impacts of current or new variants of the SARS-CoV-2 virus, and the timing and impact of the easing or reimposition of restrictions on movement, we may continue to provide more limited quarterly guidance, as we did in 2020 and 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inactions by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists. While we are investing in recovery systems, security and access controls, and assessments of our vendors’ security for us and our recently acquired subsidiaries, these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach.
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
We moved to a fully remote work environment due to the COVID-19 pandemic and are transitioning to a hybrid work environment where a portion of our workforce will remain fully remote. In addition, the industry is generally moving to online remote infrastructure for core work. As a result, we and our partners may be more vulnerable to cyber attacks. Cyber attacks could also result in the theft of our intellectual property or user data.
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, required notices to users, and reporting to regulators vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
Our production systems rely on internal technology, along with cloud services and software provided by our third-party service providers (and other entities in our supply chain). In the event of a cyber-incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-incidents if not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers (and other entities in our supply chain) experience security breaches that result in marketplace performance or availability problems or the loss, compromise, or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

We are also reliant on the security practices of our third party service providers, which may be outside of our direct control. Additionally, some of our third party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices, or, as has occurred from time to time in the past, experience a cyber incident or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers continue to operate in a partial or fully remote work environment and may, as a result, be more vulnerable to cyber attacks. Consequently, a security incident at any of such service providers or others in our supply chain could result in the loss, compromise, or unauthorized access to or disclosure of sensitive or personal data of our buyers or sellers.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience and functionality of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third party mechanisms, such as app stores, and may need to comply with third party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for Etsy.com.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations, and we have migrated Etsy.com’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb, Depop, and Elo7 rely on Amazon Web Services for some business operations, and those marketplaces are thus subject to analogous risks.
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
•inadequacies in our House Rules or terms of use;
•frequent product launches, updates, and experiments that could deteriorate member trust;
•a failure to enforce our policies effectively, consistently, and transparently, including, for example, by allowing the repeated widespread listing of prohibited items in our marketplaces;
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

Our business, financial performance, and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of new buyers and reactivated lapsed buyers, although in recent quarters we have seen the growth rate decline on a year-over-year basis. We have also seen a higher than recent historic growth rate of new sellers. If we lose a significant number of those buyers, or sellers, due to the abatement of pandemic restrictions, increased seller fees or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at recent levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.

Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. A shift in trends away from socially-conscious consumerism, second-hand fashion, or unique or vintage goods, could also make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue, or reverses when the COVID-19 pandemic abates. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, most policies, products and product descriptions, shipping and returns. As a result, we may not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. Similarly, we occasionally identify sellers who are unable to fulfill orders in a time frame or manner consistent with buyer expectations. Popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective.
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
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We plan to invest ongoing internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
We rely upon third-party service providers to perform key components of our payments platforms, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, tax collection, and fraud analysis. If these service providers do not perform adequately, or if our relationships with these service providers were to change or terminate, it could negatively affect our sellers’ ability to receive orders or payments, our buyers’ ability to complete purchases, and our ability to operate our payments program, including maintaining certain compliance measures, including fraud prevention and detection tools. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brands and business. If we (or a third-party payment processor) suffer a security breach affecting payment card information, we could be subjected to fines, penalties, and assessments arising out of the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for our services and our sellers’ goods and services.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, should one of our subsidiaries become regulated as a financial services entity in any jurisdiction, we would be subject to additional regulation. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
Further, through our agreements with our third-party payments service providers, we are and could be subject to evolving rules and certification requirements (including, for example, the Payment Card Industry Data Security Standard), or other contractual requirements that may materially negatively impact our payments business. Failure to comply with these rules and requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.
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
Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical changes, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, and we have seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and any future stimulus checks. It is difficult to predict how our business might be impacted by changing consumer spending patterns.

If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the year ended December 31, 2021, approximately 74% of our GMS was denominated in U.S. dollars.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, labor and employment laws, business practices, including those related to the environment, and taxation of income, goods, and services) sometimes with attempts to apply these laws and regulatory standards extra-territorially;
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
Our ability to recruit and retain a diverse group of employees and retain key employees is important to our success. Significant attrition or turnover could impact our ability to grow our business.

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
Filling key strategic roles, including engineering and product management, particularly in New York City, San Francisco, Dublin, and Chicago, is challenging and may be challenging in London, São Paulo, and Mexico City as well, as competition for engineering talent continues to increase rapidly. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, particularly in this volatile macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
Most of our employees are currently working on a fully remote or very nearly fully remote basis, even though we have started to reopen our offices. As we continue reopening our offices, we are planning to migrate towards a hybrid work model in which some of our employees will remain fully remote and others will return to our offices with a flexible schedule. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. If we continue to operate with most of our employees located outside of our offices, such arrangements may negatively impact our company culture.

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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, we have in the past and may in the future need to engage in litigation, use of takedowns and similar procedures, or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital services taxes, or online sales taxes. In 2021, the administration of President Joseph R. Biden, as well as several members of Congress, through the fiscal budget reconciliation process, released proposed legislation that includes several significant modifications to key income tax provisions, as well as introduced new provisions, to the U.S. internal revenue code. The proposed legislation includes, among other things, an increase to U.S. tax on certain foreign earnings, an increase to the limitation of deductible interest expense, and an increase to the disallowance of a deduction for certain named executive officers’ compensation. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law would likely materially and adversely impact our income tax liability, deferred tax asset or liability balances, provision for income taxes, and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, or as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
We do not currently have any obligations outstanding under our credit facility. While the indentures governing our outstanding convertible notes do not include material restrictions on our ability to pursue our business strategy, our credit facility requires us to comply with, and future debt instruments may require us to comply with, various covenants that limit our ability to take actions such as: disposing of assets; completing mergers or acquisitions; incurring additional indebtedness; encumbering our properties or assets; paying dividends, making other distributions or repurchasing our common stock; making specified investments; and engaging in transactions with our affiliates.
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
For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms. In evolving areas such as platform products liability, recent court decisions such as McMillan v. Amazon in Texas, and Loomis v. Amazon and Bolger v. Amazon in California, suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.

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
We compete to attract, engage, and retain sellers based on many factors, including:
•the value and awareness of our brands;
•the effectiveness of our product and marketing investments;
•the effectiveness of our scaled member support and trust and safety practices and policies;
•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services, which support a seller in running her business;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. As pandemic-related restrictions and habits evolve, competition may intensify as buyers return to traditional brick and mortar retail stores.
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth and quality of items that sellers list in our marketplaces;
•the ease of finding items;
•the value and awareness of our brands;

•the effectiveness of our marketing;
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
The markets for resale and secondhand items are highly competitive. In addition, Depop competes with vendors of new and secondhand items, including branded goods stores, local, national, and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, and resale sellers specializing in niche or narrow categories, as well as online marketplaces that may offer the same or similar goods and services that Depop offers. Competitors offering secondhand apparel include other online marketplaces, such as eBay, Vinted, ThredUp, Poshmark, and The RealReal. Other competitors include: large online and traditional retailers such as Amazon, H&M, Kohl’s, and Walmart; off-price retailers, such as Burlington Stores, Ross Stores, and The TJX Companies and low-cost fast-fashion retailers such as Shein. We believe Depop’s ability to compete depends on many factors, many of which are beyond its control, including:
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
If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
We are dependent on widely-adopted third party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. If we are not able to deliver a rewarding experience on these platforms, or if our or our sellers’ access to these platforms is limited, or if these large platforms implement features that compete with us or our sellers, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. In addition, we may not be able to deliver a rewarding experience, we may have limited access to, or we may be unable to invest significant time and resources towards, integration with and offering our services through new or updated devices, operating system versions, social networks, or search platforms (including Internet of Things (“IoT”) based or voice based platforms). If our solutions and integrations are ineffective or unavailable, such as when impacted or limited by a change imposed by a third party platform, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. As a consequence, our sellers may choose to sell elsewhere, and our business may suffer.
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

•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps, our understanding of the usage or our services, or that give preferential treatment to competitive products;
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
Expanding our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our expansion efforts do not succeed.
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
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and the dependency of national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, our international growth strategy may be adversely affected by the extent to which the COVID-19 pandemic outside the United States results in further quarantines, closures, delayed or terminated delivery services, and movement restriction.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of a strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, non-U.K. consumers may be less familiar with Depop, or find the listed items less appealing, than consumers in the United Kingdom, and non-Brazilian consumers may be less familiar with Elo7, or find the listed items less appealing, than consumers in Brazil.
Continued international expansion may also require significant financial investment. For example, Etsy has made investments to address growth opportunities in India, a dynamic market where we have limited operating experience, and acquired Elo7 which extends Etsy’s reach in Latin America. To facilitate continued international expansion, we plan to continue investing in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring additional companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
Our recent acquisitions of Depop and Elo7 may create strains on our management, technology, and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
We expect that our acquisitions of Depop and Elo7 will continue to require significant attention and resources from our management team and workforce, including our technology, operations, accounting, and human resource units. Devoting resources to the integration of Depop and Elo7 means that these resources will be redeployed to varying degrees from their normal day-to-day activities supporting existing Etsy functions. This could impair our effectiveness and efficiency in serving existing Etsy sellers and buyers and may have an adverse impact on our financial condition or results of operations. For example, to the extent our products and marketing teams are involved in supporting Depop and Elo7, they may be unable to devote sufficient time to product and marketing efforts relating to the Etsy and Reverb marketplaces which may materially impact our business, growth, or results of operations.
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
In addition, we recorded approximately $1.1 billion and $157.2 million of goodwill from our acquisitions of Depop and Elo7, respectively. We review goodwill for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, challenges applying Etsy’s technological, marketing, and operational expertise to help scale the Depop and Elo7 marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations and could have a material adverse effect on our financial position and results of operations.
If we are unable to successfully integrate Depop and Elo7 into our “House of Brands” strategy, we may be unable to realize the benefits we expect to achieve as a result of these acquisitions. As a result, our business, growth and/or results of operations could be adversely affected.
We may have limited redress with respect to claims under the Depop and Elo7 acquisition agreements.
The agreements pursuant to which we acquired Depop and Elo7 contain representations, warranties, and covenants that are customary for transactions of their nature, as well as limitations on the obligations and liabilities of the former equityholders of Depop and Elo7, as applicable, including in the case of the Depop acquisition, no recourse directly against Depop’s former shareholders for a breach of the business-related representations and warranties. In connection with the Depop acquisition, we have obtained customary representation and warranty insurance to insure against losses that may arise from breaches of certain representation and warranties included in the Depop acquisition agreement, which policy is itself subject to specified limitations and exclusions. Under the Elo7 agreement, an indemnity escrow was established. Our ability to make claims and recover against the escrow and the sellers may be contractually time-barred under the Elo7 merger agreement. Depending on the nature of the claim, our ability to make claims will expire between 18 month and six years from the date of the acquisition. There can be no assurance that, in the event of a claim made in connection with the Depop acquisition, the policy would cover the relevant losses, nor can there be any assurance that the proceeds that are recoverable under the policy (if any), in the case of the Depop acquisition, or the proceeds that are recoverable from the indemnity escrow, if available, in the case of the Elo7 acquisition, would be sufficient to compensate us for any losses incurred. Therefore, we may have no or limited recourse with respect to claims for breach of the representations, warranties, covenants, or other provisions contained in the Depop and Elo7 acquisition agreements which could adversely affect our financial condition and results of operations.

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
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring more new buyers to the marketplace and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to iterate on and invest in our marketing strategies for each of our marketplaces, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
Our performance marketing efforts currently include search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they undertake actions inconsistent with our brands and values.

Additionally, we invest significantly in brand advertising via channels such as television and digital video advertising. If we do not produce effective content or purchase effective air time and placement for that content, it could fail to deliver a return on our investment, and damage our brands and/or business. Many of our marketing efforts include our sellers and products from their shops selected via automated systems. These automated systems may not always operate effectively. While both our manual and automated systems have tools and procedures designed to account for our and our partners’ policies, despite our best efforts, we may inadvertently include in our marketing efforts sellers or their products inconsistent with our policies, brands, and values, which could result in failure to deliver a return on our investment, media or regulatory scrutiny, and damage to our brands and/or business.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software, and technological changes to browsers and mobile operating systems impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), and additional laws being passed or considered in U.S. States and countries throughout the world may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party and are implementing and enforcing similar policies at Depop and Elo7 as we integrate them into our marketplace policy program. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
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
We are subject to risks related to our environmental, social, and governance activities and disclosures.
We have developed an Impact strategy that focuses on growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in this Annual Report. As a result, our business may face heightened scrutiny for these activities. See Part I, Item 1, “Business—ESG Reporting: Our Impact Goals, Strategy & Progress.” While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
The implementation of our goals and initiatives may require considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we cannot guarantee that we will achieve them. If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we fail to act responsibly in the areas in which we report and demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
Additionally, there can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Our ability to execute our strategy, including our ”House of Brands” strategy, is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25%

Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended December 31, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the first quarter of 2021. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the 2018 Notes and 2019 Notes.
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
Our operations are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit us and our officers, employees, and third party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.

We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business. In addition, we could be subject to penalties, fines, other sanctions, and/or significant expenses.
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
We frequently receive communications alleging that items listed in our marketplaces, or other user-generated materials posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with both proactive and reactive anti-counterfeiting measures that we use and continue to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.
Our procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. No tools and procedures are guaranteed to function completely without error, particularly for physical, non-standardized goods, our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than in the United States.
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
Proposed and enacted laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as platforms for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.
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
We have been involved in, and in the future may be involved in, litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
In addition to intellectual property claims, we have been involved in other litigation and regulatory matters, including matters related to consumer protection, product liability, security and privacy, commercial, or stockholder derivative lawsuits, either individually or, where available, on a class-action basis. We have been and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our Etsy marketplace platform that items offered by sellers on Etsy, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make substantive medical or health claims, we may nevertheless be subject to claims based in whole or in part on the actions of sellers in violation of that directive.
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
We limit certain claims against us under our House Rules or terms of use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdiction courts, and may have reduced or no enforceability in some jurisdictions. Where these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share personal information, confidential information and other sensitive or potentially protected information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information. Compliance with these changing regulations has necessitated some specific product changes for our non-U.S. activities, and required additional compliance obligations for us and for our relationships with sellers, vendors, and other third parties.
In the European Union, the GDPR contains strict requirements for processing the personal data of individuals residing in the European Economic Area (“EEA”), Switzerland, and (in a form frozen as of December 31, 2020 and as further separately domestically amended), the United Kingdom. The GDPR seeks to harmonize the data protection regulations throughout these jurisdictions. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data controllers and data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EEA, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. data subjects, data breach notification requirements, increased rules for online and email marketing, compliance requirements related to our sellers, vendors and third parties, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide communities of sellers. We may experience difficulty retaining or obtaining new E.U. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s CCPA (which became effective January 1, 2020) and CPRA (effective January 1, 2023), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale of their personal information and provides a private right of action and statutory damages for data breaches.
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA, which will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past year, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment in 2020 of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland was similarly deemed insufficient in September 2020. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”), continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and its subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. In particular, on June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
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
We recently acquired Elo7 which currently operates principally in Brazil and we additionally recently opened offices in Mexico and India. Each of these jurisdictions has a legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. In addition, the timing and impact of the COVID-19 pandemic has been materially different from jurisdiction to jurisdiction. If we are unable to manage these risks, it could adversely affect our business, financial performance, and growth. Further, the success of our Elo7 marketplace may be adversely affected by macroeconomic, social, and political conditions prevailing in Brazil and Latin America. Decreases in the growth rate, periods of negative growth, increases in inflation, persistent deflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange and capital controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws, anti-corruption laws, and regulations and other political, economic, or regulatory developments in or affecting Brazil and/or other parts of Latin America may affect the overall business environment and may, in turn, adversely impact Elo7’s financial condition and results of operations in the future or create obstacles to the successful integration of Elo7 into Etsy.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, product liability, and consumer protection. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States, and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules world-wide against Etsy or its subsidiaries, and occasionally may subject us to inconsistent obligations across jurisdictions.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s pending Digital Services Act (“DSA”), Digital Markets Act (“DMA”), and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, recently adopted anti-waste regulations in Germany and France may directly impact our sellers, as well as impose compliance verification obligations on us. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third party user content under intellectual property laws such as the Digital Millennium Copyright Act § 512 et. seq., or limit user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230). As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages.
We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or additional compliance hurdles on both us and our sellers. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that they claim cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claim against us, with or without merit, have been and could in the future be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
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
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software also presents additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platforms, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at the businesses we recently acquired or that we may in the future acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
Other Risks
The price of our common stock has been and will likely continue to be volatile, and declines in the price of common stock could subject us to litigation.
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
For example, between January 1, 2021 and February 18, 2022, our common stock’s daily closing price on Nasdaq has ranged from a low of $126.96 to a high of $296.91. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2021, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the first quarter of 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes.
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
Our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million of our common stock, of which approximately $127 million remained available as of December 31, 2021. In addition, in connection with issuance of the 2021 Notes, our Board of Directors approved the repurchase of $180.0 million of our common stock and we used approximately $180.0 million of the net proceeds from the offering to repurchase approximately 1.1 million shares of our common stock at a purchase price equal to $170.21 (the last reported sale price per share of our common stock on June 8, 2021). There can be no assurance that either the June 2021 stock repurchases or any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in Brooklyn, New York where we occupy approximately 225,000 square feet under a lease that expires in 2039. We use these facilities for our principal administration, technology and development, and engineering activities.
We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.
Item 3. Legal Proceedings.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 13—Commitments and Contingencies—Legal Proceedings.”
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Etsy’s Common Stock
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ETSY” since April 16, 2015. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 18, 2022, there were approximately 690 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
October 1 - 31	301,585	$209.53	102,146	$173,136
November 1 - 30	99,815	263.05	84,171	150,689
December 1 - 31	116,854	235.92	101,051	127,217
Total	518,254	225.79	287,368	127,217
(1)    The total number of shares purchased includes 230,886 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).
(2)    Average price paid per share excludes broker commissions.
(3)    In December 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date.
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

Performance Graph
The following graph shows a comparison from December 31, 2016 through December 31, 2021, of the cumulative total returns for our common stock, the Russell 1000 Index, and the S&P 500 Index. The graph assumes $100 was invested at the market close on December 31, 2016 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Russell 1000 Index and the S&P 500 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the Russell 1000 Index, and the S&P 500 Index

$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Etsy, Inc.
Russell 1000 Index
S&P 500 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are a joyful expression of their taste and values. Our sellers are the heart and soul of Etsy, and our technology platform allows our sellers to turn their creative passions into economic opportunity. We have a seller-aligned business model: we make money when our sellers make money. We offer Etsy.com sellers a marketplace with tens of millions of buyers along with a range of seller tools and services that are specifically designed to help our creative entrepreneurs generate more sales and scale their businesses.
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, while benefiting from shared expertise in product, marketing, technology, and customer support. The results of Reverb, Elo7, and Depop, acquired on August 15, 2019, July 2, 2021, and July 12, 2021, respectively, are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition.
We generate revenue primarily from marketplace activities, including transaction, listing, and payments processing fees, and optional seller services, which include on-site advertising and shipping labels.
Our strategy is focused around:
•Building a sustainable competitive advantage - our “Right to Win;”
•Growing the Etsy marketplace in our seven core geographies; and
•Leveraging our marketplace expertise and playbook across our “House of Brands.”
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, and sellers tools and education, and other areas support our strategy, which you can read more about in Part 1, Item 1, “Business—Primary Business Drivers.” In 2021, our first two strategies contributed to growth of the Etsy marketplace compared to 2020 by driving more new buyers to our marketplace, giving existing buyers reasons to come back more often, and encouraging buyers to spend more per order thereby fueling success for our sellers.

Annual Highlights
As of December 31, 2021, our marketplaces connected 7.5 million active sellers and 96.3 million active buyers in nearly every country in the world. In the year ended December 31, 2021, sellers generated GMS of $13.5 billion, approximately 64% of which came from purchases made on mobile devices. We are a global company and approximately 42% of our GMS in the year ended December 31, 2021 came from transactions in which either a seller or a buyer was located outside of the United States. Total revenue was $2.3 billion in the year ended December 31, 2021, driven by strong growth in both Marketplace and Services revenue. In the year ended December 31, 2021, we recorded net income of $493.5 million, and non-GAAP Adjusted EBITDA of $716.6 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.

Cash and cash equivalents and short-term investments were $984.6 million as of December 31, 2021. As of December 31, 2021, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, and 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the year ended December 31, 2021, we had positive operating cash flows of $651.6 million.
Acquisitions
On July 2, 2021, we completed our acquisition of Elo7, a marketplace in Brazil focused on unique, handmade items, for consideration having a fair value of approximately $212.1 million, net of cash acquired, after giving effect to purchase price adjustments.
On July 12, 2021, we completed our acquisition of Depop, an online global peer-to-peer fashion resale marketplace for consideration having a fair value of approximately $1.493 billion, net of cash acquired, after giving effect to purchase price adjustments.
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
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the 2021 Notes and 2021 Capped Call Transactions, as well as the Notes issued in previous years.
Etsy Marketplace Transaction Fee Increase
We are increasing our seller transaction fee from 5% to 6.5%, effective April 11, 2022. Our plan is to invest even more in making Etsy the best place to run a creative business. We expect to invest most of the incremental revenue from this fee increase in marketing, seller tools, and creating world-class customer experiences.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop, Elo7, and Reverb have been included in our consolidated financial results (“Consolidated”) from July 12, 2021, July 2, 2021, and August 15, 2019 (the dates of acquisition), respectively. We are providing Etsy.com standalone information in certain instances where particularly relevant. The key operating and financial metrics we use are:

	Year Ended December 31,		% Growth / (Decline) Y/Y		Year Ended December 31,	% Growth Y/Y
	2021	2020			2019

	(in thousands, except percentages)
GMS (1)(2)	$13,491,828	$10,281,101	31.2%		$4,974,944	106.7%
Revenue	$2,329,114	$1,725,625	35.0%		$818,379	110.9%
Marketplace revenue	$1,745,824	$1,303,126	34.0%		$593,646	119.5%
Services revenue	$583,290	$422,499	38.1%		$224,733	88.0%
Gross profit	$1,674,602	$1,260,880	32.8%		$547,343	130.4%
Operating expenses	$1,208,870	$836,871	44.5%		$458,582	82.5%
Net income	$493,507	$349,246	41.3%		$95,894	264.2%
Adjusted EBITDA (Non-GAAP) (1)	$716,613	$549,116	30.5%		$186,268	194.8%
Adjusted EBITDA margin (Non-GAAP) (1)	31%	32%	(100)	bps	23%	920	bps

Active sellers (1)(3)	7,522	4,365	72.3%		2,699	61.7%
Active buyers (1)(3)	96,336	81,898	17.6%		46,351	76.7%
Percent mobile GMS (1)	64%	61%	300	bps	58%	300	bps
Percent non-U.S. GMS (1)(4)	42%	36%	600	bps	36%	—	bps
(1)Unaudited.
(2)Consolidated GMS for the year ended December 31, 2021 includes Etsy.com GMS of $12.2 billion, Reverb GMS of $948.0 million, Depop GMS of $294.4 million, and Elo7 GMS of $32.0 million.
(3)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 5.3 million and 90.1 million, respectively, as of December 31, 2021.
(4)Percent non-U.S. GMS was formerly referred to as percent international GMS. Percent non-U.S. GMS for Etsy.com for the year ended December 31, 2021 was 43%. For further details, refer to “Non-U.S. GMS” definition below.
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
GMS increased $3.2 billion to $13.5 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020. Driving this growth in GMS, were increases as compared to December 31, 2020 in active sellers, primarily due to strong growth in U.S. sellers on the Etsy.com marketplace, in active buyers on the Etsy.com marketplace, and in GMS per active buyer on a trailing twelve month (“TTM”) basis, as well as the acquisitions of Depop and Elo7 in the third quarter of 2021. As of December 31, 2021, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, grew to 8.1 million, an increase of 26% compared to December 31, 2020. Additionally, we experienced the following growth in both new buyer and existing buyer GMS in the periods presented:

	Year Ended December 31,
	2021		2020		2019

	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS	6%	13%	105%	16%	16%	17%
Existing Buyer GMS	36%	87%	107%	84%	37%	83%

Uncertainty caused by the ongoing COVID-19 pandemic may continue to impact our business in 2022. While our growth continued in 2021, our rate of growth decelerated as compared to the rapid growth we experienced in 2020, which was driven at least in part by the pandemic-related shift to online purchasing. Our growth rate may continue to be impacted by macroeconomic factors beyond our control such as inflation, retail businesses reopening, increased consumer spending on travel and other discretionary items, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as an anticipated deceleration in our rate of acquisition of new buyers, the effects of which may be offset to some extent by incremental GMS from our recent acquisitions.
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

Active Sellers
An active seller is a seller who has had a charge or sale in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” in the Notes to Consolidated Financial Statements. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor the criteria for disqualifying a seller as an active seller. Commencing in the first quarter of 2021, we expanded our disqualifying criteria, but we did not apply such criteria to prior periods as the impact of such criteria was immaterial to such periods. Additionally, commencing in the third quarter of 2021, as part of our integration of the Depop and Elo7 marketplaces into our “House of Brands,” we expanded our definition of active sellers to include any seller who has had a sale in the last 12 months, even if no charge was incurred in connection with the sale. This update did not result in any change to prior period disclosures. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of consumer awareness of our brands, the reach of our platforms, the potential for growth in GMS and revenue, and the health of our business.
Active Buyers
An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces. We generate revenue when buyers order items from sellers, so we view the number of active buyers as a key indicator of our potential for growth in GMS and revenue, the reach of our platforms, consumer awareness of our brands, the engagement and loyalty of buyers, and the health of our business.
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
During the year ended December 31, 2021, mobile GMS increased as a percentage of total GMS to approximately 64%, up from approximately 61% for the year ended December 31, 2020. Mobile GMS growth during the year ended December 31, 2021 was approximately 39%, with mobile GMS growing faster than desktop GMS during the year.

Non-U.S. GMS
Non-U.S. GMS (formerly referred to as international GMS) is GMS from transactions in which either the billing address for the seller or the shipping address for the buyer at the time of sale is outside of the United States. When calculating percent non-U.S. GMS, we do not take into account refunds associated with canceled transactions. We believe that non-U.S. GMS shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
For the year ended December 31, 2021, non-U.S. GMS increased as a percentage of total GMS to approximately 42%, up from approximately 36% for the year ended December 31, 2020. Non-U.S. GMS increased approximately 54% in the year ended December 31, 2021 compared to the year ended December 31, 2020, or 49% on a currency-neutral basis, driven by our fastest growing non-U.S. trade route, non-U.S. domestic, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. Non-U.S. domestic GMS grew approximately 77% in 2021 compared to 2020, driven primarily by growth in the Etsy.com marketplace, and, to a lesser extent, our acquisitions of Depop and Elo7 in the third quarter of 2021.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below are as follows:

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2021	31.2%	29.6%	1.6%
December 31, 2020	106.7%	105.7%	1.0%
December 31, 2019	26.5%	27.5%	(1.0)%

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us, including those discussed in Part I, Item 1, “Business,” but also pose risks and challenges, including those discussed in Part I, Item 1A, “Risk Factors.”
Components of Our Results of Operations
Revenue
Our revenue is diversified and generated from a mix of marketplace activities and other optional services we provide to sellers to help them generate more sales and scale their businesses.
Marketplace Revenue: Etsy.com marketplace revenue is comprised of the fees an Etsy seller pays for marketplace activities, including:
•The $0.20 listing fee for each item listed (for up to four months);
•The 5% transaction fee that an Etsy seller pays for each completed transaction, inclusive of shipping fees charged, and where applicable, an additional transaction fee of 12% or 15% related to offsite advertising (“Offsite Ads”);
•A fee for Etsy Payments, our payment processing product, which typically varies between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, that depends on the country in which a seller’s bank account is located. We earn additional fees on transactions in which currency conversions are performed.
Reverb fees include the 5.0% transaction fee that a Reverb seller pays for each completed transaction, inclusive of shipping fees charged, and a fee for payment processing. Similarly, Depop and Elo7 sellers pay a 10% and 7% transaction fee, respectively, for each completed transaction, and also pay a fee for payment processing. None of these other marketplaces charge listing fees.
Services Revenue: Services revenue is comprised of the fees an Etsy seller pays us for our optional services (“Services”), including:
•On-site advertising services (“Etsy Ads”), which allow Etsy sellers to pay for prominent placement of their listings in search results; and
•Shipping labels, which allows Etsy sellers in the United States, Canada, United Kingdom, Australia, and India to purchase discounted shipping labels.
Across our other marketplaces, Reverb and Elo7 offer on-site advertising services, and all of our other marketplaces offer shipping labels services.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of our revenue recognition policies.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, credit card chargebacks to support payments revenue, and costs of refunds made to buyers that we are not able to collect from sellers. Cost of revenue also includes expenses associated with the usage of cloud infrastructure, including employee compensation-related expenses, hosting and bandwidth costs, and depreciation and amortization. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that payments revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin, as our payments services are lower margin products compared to our other offerings.
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
Marketing: Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Digital marketing, also referred to as performance marketing, primarily consists of targeted promotional campaigns through electronic channels, such as product listing ads, search engine marketing, social channels, and affiliate programs, which are focused on buyer acquisition and retargeting. To a lesser extent, direct marketing expenses also include brand marketing, public relations and communications, marketing partnerships, and customer relationship management. Marketing expenses also include employee compensation-related expenses to support our marketing initiatives and amortization expense related to acquired customer relationships and trademark intangible assets.
Product development: Product development expenses consist primarily of employee compensation-related expenses for our engineering, product management, product design, and product research activities. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of our existing technology.

General and administrative: General and administrative expenses consist primarily of employee compensation-related expenses for our general corporate functions. General and administrative expenses also include costs associated with the use of facilities and equipment, including depreciation and amortization and office overhead, bad debt expense, digital service tax, and certain professional services expenses.
Other Expense, net
Other expense, net consists of interest expense, interest and other income, foreign exchange gain (loss), and in 2020, also loss on extinguishment of debt which relates to the partial repurchase of our 2018 Notes in 2020. Interest expense consists primarily of non-cash amortization of the debt discount, amortization of debt issuance costs, and coupon interest expense related to our Notes. With the adoption of Accounting Standards Update (“ASU”) 2020-06 in the first quarter of 2021, non-cash interest expense related to the Notes decreased as there is no further amortization of the debt discount due to its derecognition. Interest expense also includes interest associated with the portion of our Brooklyn headquarters lease which is accounted for as a finance lease. Interest and other income is primarily comprised of interest income from our investment accounts.
Benefit (Provision) for Income Taxes
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue:
Marketplace	$1,745,824	$1,303,126	$593,646
Services	583,290	422,499	224,733
Total revenue	2,329,114	1,725,625	818,379
Cost of revenue	654,512	464,745	271,036
Gross profit	1,674,602	1,260,880	547,343
Operating expenses:
Marketing	654,804	500,756	215,570
Product development	271,535	180,080	121,878
General and administrative	282,531	156,035	121,134
Total operating expenses	1,208,870	836,871	458,582
Income from operations	465,732	424,009	88,761
Other income (expense), net	5,922	(58,300)	(8,115)
Income before income taxes	471,654	365,709	80,646
Benefit (provision) for income taxes	21,853	(16,463)	15,248
Net income	$493,507	$349,246	$95,894

	Year Ended December 31,
	2021	2020	2019
Revenue:
Marketplace	75.0%	75.5%	72.5%
Services	25.0	24.5	27.5
Total revenue	100.0	100.0	100.0
Cost of revenue	28.1	26.9	33.1
Gross profit	71.9	73.1	66.9
Operating expenses:
Marketing	28.1	29.0	26.3
Product development	11.7	10.4	14.9
General and administrative	12.1	9.0	14.8
Total operating expenses	51.9	48.5	56.0
Income from operations	20.0	24.6	10.8
Other income (expense), net	0.3	(3.4)	(1.0)
Income before income taxes	20.3	21.2	9.9
Benefit (provision) for income taxes	0.9	(1.0)	1.9
Net income	21.2%	20.2%	11.7%

Comparison of Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,745,824	$1,303,126	$442,698	34.0%	$593,646	$709,480	119.5%
Percentage of total revenue	75.0%	75.5%			72.5%
Services	$583,290	$422,499	$160,791	38.1%	$224,733	$197,766	88.0%
Percentage of total revenue	25.0%	24.5%			27.5%
Total revenue	$2,329,114	$1,725,625	$603,489	35.0%	$818,379	$907,246	110.9%
Revenue increased $603.5 million to $2.3 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020, of which 75.0% consisted of Marketplace revenue and 25.0% consisted of Services revenue.
Marketplace revenue increased $442.7 million to $1.7 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020. This growth was substantially all due to an increase in the volume of GMS on our marketplaces for the year ended December 31, 2021 to a total of $13.5 billion, and the balance was due to pricing related to our Offsite Ads transaction fee, which was introduced in May 2020. A significant majority of the growth in volume of GMS was driven by the Etsy marketplace. The balance was primarily due to the acquisitions of Depop and Elo7 in the third quarter of 2021. Marketplace revenue also increased due to Reverb, whose revenue consisted principally of Marketplace revenue.
Within the increase in volume of GMS, transaction fee revenue increased 35.5%, payments revenue increased 31.4%, and listing fee revenue grew 23.8% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% for the years ended December 31, 2021 and 2020.
Services revenue increased $160.8 million to $583.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The growth in Services revenue was primarily driven by an increase of 42.8% in on-site advertising revenue, which represented a significant majority of the overall Services revenue growth, and, to a lesser extent, an increase in shipping label revenue of 11.4% from the prior year. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads. The increase in shipping label revenue was primarily driven by an increase in label volume, the majority of which is driven by the increase in GMS. Additionally, services revenue increased due to the acquisitions of Depop and Elo7 in the third quarter of 2021.
On February 24, 2022, we announced that we are increasing our Etsy.com seller transaction fee starting April 11, 2022, from 5% to 6.5%. The updated fee structure is intended to support increased investments in the growth and health of the Etsy.com marketplace. We expect our new pricing model will have a positive effect on revenue.
Cost of Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Cost of revenue	$654,512	$464,745	$189,767	40.8%	$271,036	$193,709	71.5%
Percentage of total revenue	28.1%	26.9%			33.1%
Cost of revenue increased $189.8 million to $654.5 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by increased costs related to overall volume increases on our Etsy and Reverb marketplaces, including payments processing fees and cloud-related hosting and bandwidth costs. The increase was also due to the cost of revenue associated with the Depop and Elo7 acquisitions, including employee compensation-related expenses and the amortization of developed technology. Cost of revenue increased to a lesser extent due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount at Etsy.com and Reverb. Additionally, outsourced customer support expenses increased.

Operating Expenses
There were a total of 2,402 employees worldwide on December 31, 2021, inclusive of Reverb, which had 245 employees, Depop, which had 390 employees, and Elo7, which had 184 employees, compared with 1,414 employees worldwide on December 31, 2020.
Marketing

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Marketing	$654,804	$500,756	$154,048	30.8%	$215,570	$285,186	132.3%
Percentage of total revenue	28.1%	29.0%			26.3%
Marketing expenses increased $154.0 million to $654.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of increased spend in digital marketing, and, to a lesser extent, television ad campaigns. The increase in digital marketing expense was largely due to the shift to our Offsite Ads offering beginning in May 2020 and increased site traffic. Paid GMS was 19% of overall GMS in the year ended December 31, 2021, down slightly from paid GMS of 20% in the year ended December 31, 2020. Etsy.com began charging sellers an offsite advertising transaction fee on May 4, 2020; 9% of Etsy GMS was subject to an Offsite Ads transaction fee in 2021, in line with 9% in the second half of 2020. The acquisitions of Depop and Elo7, including the amortization of acquired intangible assets and employee compensation-related expenses, also contributed to the increase in marketing expenses.
Product development

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Product development	$271,535	$180,080	$91,455	50.8%	$121,878	$58,202	47.8%
Percentage of total revenue	11.7%	10.4%			14.9%
Product development expenses increased $91.5 million to $271.5 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7. The increase was also due to an increase in expenses for third-party contractors and consultants, offset in part by higher capitalized website development and internal-use software costs.
General and administrative

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
General and administrative	$282,531	$156,035	$126,496	81.1%	$121,134	$34,901	28.8%
Percentage of total revenue	12.1%	9.0%			14.8%
General and administrative expenses increased $126.5 million to $282.5 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7, and performance based restricted stock units, which were granted for the first time in 2021. Additionally, general and administrative expenses increased due to acquisition-related expenses associated with the Depop and Elo7 acquisitions, which closed in July 2021. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 5—Business Combinations” for more information on acquisition-related expenses. General and administrative expenses increased to a lesser extent due to increased digital service tax expenses, primarily driven by business growth.

Other Income (Expense), net

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Other income (expense), net:
Loss on extinguishment of debt	$—	$(16,855)	$16,855	NM	$—	$(16,855)	NM
Percentage of total revenue	—%	(1.0)%			—%
Interest expense	$(9,885)	$(42,025)	$32,140	(76.5)%	$(24,320)	$(17,705)	72.8%
Percentage of total revenue	(0.4)%	(2.4)%			(3.0)%
Interest and other income	$2,137	$7,102	$(4,965)	(69.9)%	$13,199	$(6,097)	(46.2)%
Percentage of total revenue	0.1%	0.4%			1.6%
Foreign exchange gain (loss)	$13,670	$(6,522)	$20,192	(309.6)%	$3,006	$(9,528)	(317.0)%
Percentage of total revenue	0.6%	(0.4)%			0.4%
Other income (expense), net	$5,922	$(58,300)	$64,222	(110.2)%	$(8,115)	$(50,185)	618.4%
Percentage of total revenue	0.3%	(3.4)%			(1.0)%
Other income, net was $5.9 million in the year ended December 31, 2021, which increased $64.2 million from other expense, net of $58.3 million in the year ended December 31, 2020. The increase was primarily driven by a decrease in interest expense as a result of the adoption of ASU 2020-06 in the first quarter of 2021 as there was no further amortization of the debt discount related to the Notes due to its derecognition and by a non-cash loss on extinguishment of debt of $16.9 million related to the partial repurchase of the 2018 Notes in 2020, which will not recur as there is no loss on extinguishment of debt under ASU 2020-06. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” for more information on the adoption of ASU 2020-06. In addition, the increase was driven by both favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus unfavorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances, resulting in a foreign exchange gain in the current year versus a foreign exchange loss in the prior year.
Benefit (Provision) for Income Taxes

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2021	2020	$	%	2019	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$21,853	$(16,463)	$38,316	(232.7)%	$15,248	$(31,711)	208.0%
Percentage of total revenue	0.9%	(1.0)%			1.9%
Our income tax benefit and provision for the years ended December 31, 2021 and 2020 was $21.9 million and $16.5 million, respectively.

The primary drivers of our income tax benefit for the year ended December 31, 2021 were tax benefits from employee stock-based compensation of $83.2 million and a benefit related to research and development tax credits of $23.4 million, partially offset by tax expense of $72.8 million on income before income taxes and state tax expense of $11.1 million.

The primary drivers of our income tax provision for the year ended December 31, 2020 was tax expense of $63.6 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $45.4 million.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin
In this Annual Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; non-ordinary course disputes; and loss on extinguishment of debt. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$493,507	$349,246	$95,894
Excluding:
Interest and other non-operating expense, net (1)	7,748	34,923	11,121
(Benefit) provision for income taxes (2)	(21,853)	16,463	(15,248)
Depreciation and amortization (3)	74,267	58,189	48,031
Stock-based compensation expense (4)	139,910	65,114	44,395
Foreign exchange (gain) loss (5)	(13,670)	6,522	(3,006)
Acquisition-related expenses (6)	36,704	1,804	3,917
Non-ordinary course disputes	—	—	1,164
Loss on extinguishment of debt (7)	—	16,855	—
Adjusted EBITDA	$716,613	$549,116	$186,268
Divided by:
Revenue	$2,329,114	$1,725,625	$818,379
Adjusted EBITDA margin	31%	32%	23%
(1) Included in interest and other non-operating expense, net is primarily non-cash interest expense, including amortization of debt issuance costs, related to our convertible debt offerings, which were entered into in March 2018, September 2019, August 2020, and June 2021. The adoption of ASU 2020-06 in the first quarter of 2021 resulted in a decrease in non-cash interest expense related to the Notes as there was no amortization of the debt discount due to its derecognition. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for more information on the adoption of ASU 2020-06.
(2) See “Results of Operations—Benefit (Provision) for Income Taxes” for more information on the fluctuation in (benefit) provision for income taxes in the years ended December 31, 2021 and 2020.
(3) Included in depreciation and amortization is amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7 in the third quarter of 2021 and the acquisition of Reverb in the third quarter of 2019.
(4) See Part II, Item 8, “Financial Statements and Supplementary Data—Note 15—Stock-based Compensation” for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(5) See “Results of Operations—Other Income (Expense), net” for more information on the fluctuation in foreign exchange (gain) loss in the years ended December 31, 2021 and 2020.
(6) Acquisition-related expenses for the year ended December 31, 2021 are related to our acquisitions of Depop and Elo7. Acquisition-related expenses for the years ended December 31, 2020 and December 31, 2019 are related to our acquisition of Reverb. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 5—Business Combinations” for further information.
(7) During the third quarter of 2020, we repurchased $301.1 million aggregate principal amount of our outstanding 2018 Notes. We recognized a non-cash loss on extinguishment of debt of $16.9 million as a result. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $984.6 million as of December 31, 2021. Additionally, we have $85.0 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the year ended December 31, 2021, we had positive operating cash flows of $651.6 million. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the dates indicated:

	As of December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$780,196	$1,244,099
Short-term investments	204,416	425,119
Long-term investments	85,034	39,094
Total cash and cash equivalents, and short- and long-term investments	$1,069,646	$1,708,312
Net working capital	$725,913	$1,440,117
As of December 31, 2021, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We expect to continue to generate net positive operating cash flow, and the cash we generate from our core operations enables us to fund ongoing operations and our investments which are outlined in Part 1, Item 1, “Business—Primary Business Drivers.”
In June 2021, we issued the 2021 Notes, the net proceeds of which were $986.7 million after deducting the offering expenses. We used $85.0 million of the net proceeds from the 2021 Notes offering to enter into the 2021 Capped Call Transactions with certain financial institutions. In addition, we repurchased approximately 1.1 million shares of our common stock for approximately $180.0 million concurrently with the issuance of the 2021 Notes. As of December 31, 2021, the 2021 Notes are outstanding along with the 2020 Notes, 2019 Notes and 2018 Notes, and collectively the net carrying value is $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the year ended December 31, 2021, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the first quarter of 2022 and holders of the 2021 Notes and 2020 Notes are not eligible to convert their Notes during the first quarter of 2022.
During 2021 we paid $43.9 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.9 million aggregate principal amount of the outstanding 2018 Notes.
We also have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At December 31, 2021, we did not have any borrowings under the 2019 Credit Agreement.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes and the 2019 Credit Agreement.

Material Cash Requirements
Our cash commitments as of December 31, 2021 were as follows:

	Total	Short-Term	Long-Term

	(in thousands)
Finance lease obligations	$174,367	$6,917	$167,450
Operating lease obligations	67,628	5,723	61,905
Debt obligations	2,300,020	—	2,300,020
Interest payments	25,188	4,125	21,063
Purchase obligations	487,745	79,567	408,178
Total cash commitments	$3,054,948	$96,332	$2,958,616

Finance lease obligations consist of obligations under finance leases, primarily the portion of our headquarters in Brooklyn, New York that is accounted for as a finance lease, and include imputed interest and tenant improvement allowances.
Operating lease obligations consist of obligations under non-cancelable operating leases, including for a portion of our headquarters in Brooklyn, New York and for a majority of our other office locations, and include imputed interest and tenant improvement allowances.
In the fourth quarter of 2021, we entered into a First Amendment to Lease (the "First Amendment") related to our headquarters, which extends the expiration of the term of the current lease from July 31, 2026 to July 31, 2039 and increases the future minimum payment obligation for payments under both our finance and operating lease commitments.
Debt obligations consist of the 2021 Notes, 2020 Notes, 2019 Notes, and 2018 Notes, which will mature on June 15, 2028, September 1, 2027, October 1, 2026, and March 1, 2023, respectively, unless earlier converted or repurchased.
Interest payments consist of interest due in connection with our 2021 Notes, 2020 Notes, and 2019 Notes.
Purchase obligations consist of commitments related to cloud computing and other support services. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $28.8 million and non-income tax related contingency reserves of $38.8 million, which amounts are not reflected in the table as the ultimate resolution and timing are uncertain. These non-income tax contingency reserves include $2.8 million due to the acquisition of Reverb, which is wholly offset by an indemnification asset of $2.2 million, and a deferred tax asset of $0.6 million. We recorded additional non-income tax reserves of $29.5 million as part of the acquisitions of Depop and Elo7 we completed in 2021, which is partially offset by an indemnification asset of $1.7 million related to Elo7.
In December 2020, our Board of Directors approved a stock repurchase program that enables us to repurchase up to $250 million of our common stock. As of December 31, 2021, the remaining amount available to be repurchased under the approved plan was $127.2 million.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report.

Historical Cash Flows

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cash provided by (used in):
Operating activities	$651,551	$678,956	$206,920
Investing activities	(1,557,969)	(11,379)	(488,373)
Financing activities	452,749	119,282	359,607
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
Net cash provided by operating activities was $651.6 million in the year ended December 31, 2021, primarily driven by cash net income of $627.7 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that provided $23.9 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net cash provided by operating activities was $679.0 million in the year ended December 31, 2020, primarily driven by cash net income of $554.8 million as a result of increased revenue generated on our platforms, and changes in our operating assets and liabilities that provided $124.2 million in cash, primarily driven by volume and timing of payment of accrued expenses in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid for acquisitions, sales and purchases of short- and long-term marketable securities, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $1.6 billion in the year ended December 31, 2021. This was primarily attributable to $1.7 billion in cash paid to acquire Depop and Elo7. In addition, investing activities included $28.2 million in capital expenditures, including $16.9 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms. This was partially offset by net sales and maturities of marketable securities of $172.1 million.
Net cash used in investing activities was $11.4 million in the year ended December 31, 2020. This was primarily attributable to $7.1 million in capital expenditures, including $5.7 million for website development and internal-use software.
Net Cash Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible senior notes, settlement of convertible senior notes, repurchases of common stock, payments related to capped call transactions, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash provided by financing activities was $452.7 million in the year ended December 31, 2021. This was primarily attributable to proceeds from the issuance of the 2021 Notes of $1.0 billion and proceeds from the exercise of stock options of $22.7 million, partially offset by stock repurchases of $302.8 million ($180.0 million in conjunction with the issuance of the 2021 Notes and $122.8 million as part of our stock repurchase program), payments of $85.0 million for the 2021 Capped Call Transactions, payment of tax obligations on vested equity awards of $118.2 million, $43.9 million primarily related to the conversion of the 2018 Notes, and payment of debt issuance costs of $13.3 million.
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

Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the ongoing COVID-19 pandemic on our results of operations, cash flows, and financial position are uncertain; however we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Our actual results could differ from these estimates.
We believe that certain assumptions and estimates associated with stock-based compensation; income taxes; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; leases; and fair value of convertible senior notes are material in nature due to the subjectivity associated with them and have the greatest potential impact on our consolidated financial statements. Therefore, we consider the assumptions and estimates associated with these (as further detailed below) to be our critical accounting estimates. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for further information on our critical accounting policies related to revenue recognition, stock-based compensation, income taxes, business combinations, goodwill, leases, and fair value of financial instruments.
Stock-Based Compensation
Service-based stock options and service-based restricted stock units (“RSUs”) are awarded to employees and members of our Board of Directors and performance-based restricted stock units (“PBRSUs”) are awarded to employees. All such awards are measured at fair value at each grant date. Stock-based compensation cost for stock options is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model, and recognized as an expense over the employee’s or director’s requisite service period on a straight-line basis. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future.

•Expected Volatility: Given our sufficient trading history as of the second quarter of 2021, we calculate expected volatility based solely on the historical volatility of Etsy’s stock price observations over a period equivalent to the expected term of the stock option grants. Prior to the second quarter of 2021, we estimated expected volatility by taking the average historical price volatility for Etsy and certain industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants.
•Expected Term: The expected term represents the period that our stock-based awards are expected to be outstanding. Given that we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock options, beginning in the second quarter of 2021, we estimate our expected term using historical option exercise behavior and expected post-vest cancellation data, averaged with an assumption that recently granted options will be exercised ratably from vesting to the expiration of the stock option. Prior to the second quarter of 2021, we used the simplified method, which represented the average period from vesting to the expiration of the stock option, to calculate the expected term for awards issued to employees or members of our Board of Directors.
For these assumptions, the weighted-average used in the Black-Scholes option-pricing model in order to determine the fair value of stock options granted in the periods indicated were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	43.4% - 57.4%	38.9% - 41.7%	39.1% - 39.5%
Expected term (in years)	4.6 - 6.2	5.5 - 6.2	5.5 - 6.2
We expect to continue to grant RSUs and PBRSUs in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
Business Combinations
Determining the fair value of the assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue, attrition rate, net available cash flows, discount rates, royalty rate, and estimated replacement costs. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.
Valuation of Goodwill
Goodwill recorded represents the excess of the aggregate fair value of the consideration transferred for a business combination over the fair value of the assets acquired, net of liabilities assumed. It is subject to an annual impairment test, and if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment. A quantitative assessment for impairment requires management to use significant judgment and estimates, including estimates of future revenue, net available cash flows, and a discount rate. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.
As of the annual impairment testing date in 2021, we completed a qualitative analysis for both the Etsy and the Reverb reporting units, and completed a quantitative analysis for both the Depop and Elo7 reporting units. The quantitative analysis assumed that the purchase consideration for the Depop and Elo7 acquisitions approximated fair value of each of the reporting units given the proximity to the respective acquisition dates. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.
As of the annual impairment testing date in 2020, we completed a qualitative analysis for both the Etsy and the Reverb reporting units.
As of the annual impairment testing date in 2019, we completed a qualitative analysis for the Etsy reporting unit and we determined that the estimated fair value of the Reverb reporting unit was not substantially in excess of its carrying value, due to the proximity of the acquisition date to the impairment testing date. Accordingly, we prepared a quantitative assessment for the Reverb reporting unit, in which determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue and net available cash flows and the discount rate.
We did not recognize any goodwill impairment during the three years ended December 31, 2021, 2020, and 2019.
Leases
Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Additionally, the estimates of the present value of lease payments over the expected lease term along with the estimated fair value of the real estate properties or other assets leased by us affect the recognition of a lease transaction either as an operating or finance lease, which impacts the classification in our consolidated financial statements.
Fair Value of Convertible Senior Notes
In accounting for the issuance of the Notes prior to 2021 and the partial extinguishment of the 2018 Notes in 2020, we used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, we discounted the contractual cash flows of each of the Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock, was determined by deducting the fair value of the liability component from the par value of each of the Notes. Following the adoption of ASU 2020-06 in the first quarter of 2021, we no longer consider this a critical estimate as under this standard there is no bifurcation of the liability and equity components of the Notes. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” in the Notes to Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Foreign Currency Exchange Risk
We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. Etsy processes seller charges in our sellers’ ledger currencies. We have asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. As a result of transacting business in multiple foreign currencies, primarily the Euro and Pound Sterling, we are subject to the risk of fluctuations in foreign currency exchange rates. We monitor our exposure to foreign currency exchange rate risk and the different mechanisms available for use in managing such risk. Although to date we have not entered into any derivatives or hedging transactions, we may elect to do so in the future should we deem it prudent in light of our exposure.
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% foreign currency exchange rate would have resulted in a decrease to revenue of $79.3 million or approximately 3.4% of total revenue for the year ended December 31, 2021. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $1.8 million based on balance sheet balances as of December 31, 2021. This compares to a revenue decrease of $47.6 million or approximately 2.8% of total revenue for the year ended December 31, 2020 and currency exchange loss of $11.9 million based on the same analysis performed on balance sheet balances as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.
Index to the Consolidated Financial Statements

93	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
95	Consolidated Balance Sheets
96	Consolidated Statements of Operations
97	Consolidated Statements of Comprehensive Income
98	Consolidated Statements of Changes in Stockholders’ Equity
99	Consolidated Statements of Cash Flows
101	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Etsy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.
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
As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded Elo7 Serviços de Informática S.A. (“Elo7”) and Depop Limited (“Depop”) from its assessment of internal control over financial reporting as of December 31, 2021 because Elo7 and Depop were acquired by the Company in purchase business combinations during 2021. We have also excluded Elo7 and Depop from our audit of internal control over financial reporting. Elo7 and Depop are wholly-owned subsidiaries whose combined total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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
Valuation of Customer Relationships and Trademark Intangible Assets Acquired in the Depop Acquisition
As described in Notes 1 and 5 to the consolidated financial statements, on July 12, 2021, Etsy acquired all of the issued share capital of Depop pursuant to a share purchase. The fair value of consideration transferred was $1.493 billion. The acquisition of Depop resulted in the recording of $148.5 million of customer relationships and $249.8 million of trademark intangible assets. The fair value of customer relationships was estimated using a multi-period excess earnings valuation method and the fair value of the trademark was estimated using a relief from royalty valuation method. As disclosed by management, determining the fair value of the assets acquired and liabilities assumed required management to use significant judgment and estimates, including estimates of future revenue, attrition rate, net available cash flows, discount rates, and royalty rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and trademark intangible assets acquired in the Depop acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the customer relationships and trademark intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future revenue, the attrition rate, and the discount rate used in the valuation of the customer relationships and estimates of future revenue, the royalty rate, and the discount rate used in the valuation of the trademark intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships and trademark intangible assets and controls over the development of management’s assumptions related to estimates of future revenue, the attrition rate, the royalty rate, and the discount rates. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value estimates of the customer relationships and trademark intangible assets. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings and relief from royalty valuation methods, testing the completeness and accuracy of underlying data provided by management, and evaluating the reasonableness of the significant assumptions related to estimates of future revenue, the attrition rate, and the discount rate used in the valuation of the customer relationships and estimates of future revenue, the royalty rate, and the discount rate used in the valuation of the trademark intangible asset. Evaluating the reasonableness of the estimates of future revenue used in the valuation of the customer relationships and the trademark intangible assets involved considering the past performance of the acquired business, the past performance of the Company, and the consistency with industry data. Evaluating the reasonableness of the attrition rate used in the valuation of the customer relationships intangible asset involved considering the past performance of the acquired business and the past performance of the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s multi-period excess earnings and relief from royalty valuation methods and in the evaluation of the reasonableness of the discount rate used in the valuation of the customer relationships and the discount rate and royalty rate used in the valuation of the trademark intangible asset.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$780,196	$1,244,099
Short-term investments	204,416	425,119
Accounts receivable, net	27,266	22,605
Prepaid and other current assets	109,417	56,152
Funds receivable and seller accounts	220,206	146,806
Total current assets	1,341,501	1,894,781
Restricted cash	5,341	5,341
Property and equipment, net	275,062	112,495
Goodwill	1,371,064	140,810
Intangible assets, net	607,170	187,449
Deferred tax assets	95,863	115
Long-term investments	85,034	39,094
Other assets	50,774	24,404
Total assets	$3,831,809	$2,404,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,007	$40,883
Accrued expenses	328,118	232,352
Finance lease obligations—current	2,418	8,537
Funds payable and amounts due to sellers	220,206	146,806
Deferred revenue	12,339	11,264
Other current liabilities	24,500	14,822
Total current liabilities	615,588	454,664
Finance lease obligations—net of current portion	110,283	44,979
Deferred tax liabilities	79,484	58,481
Long-term debt, net	2,275,418	1,062,299
Other liabilities	122,417	41,642
Total liabilities	3,203,190	1,662,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2021 and 2020; 127,022,118 and 125,835,931 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	127	126
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2021 and 2020)	—	—
Additional paid-in capital	631,762	883,166
Retained earnings (accumulated deficit)	71,744	(146,819)
Accumulated other comprehensive (loss) income	(75,014)	5,951
Total stockholders’ equity	628,619	742,424
Total liabilities and stockholders’ equity	$3,831,809	$2,404,489

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,329,114	$1,725,625	$818,379
Cost of revenue	654,512	464,745	271,036
Gross profit	1,674,602	1,260,880	547,343
Operating expenses:
Marketing	654,804	500,756	215,570
Product development	271,535	180,080	121,878
General and administrative	282,531	156,035	121,134
Total operating expenses	1,208,870	836,871	458,582
Income from operations	465,732	424,009	88,761
Other income (expense):
Loss on extinguishment of debt	—	(16,855)	—
Interest expense	(9,885)	(42,025)	(24,320)
Interest and other income	2,137	7,102	13,199
Foreign exchange gain (loss)	13,670	(6,522)	3,006
Total other income (expense)	5,922	(58,300)	(8,115)
Income before income taxes	471,654	365,709	80,646
Benefit (provision) for income taxes	21,853	(16,463)	15,248
Net income	$493,507	$349,246	$95,894
Net income per share attributable to common stockholders:
Basic	$3.88	$2.88	$0.80
Diluted	$3.40	$2.69	$0.76
Weighted average common shares outstanding:
Basic	127,224,974	121,251,588	119,665,248
Diluted	146,683,324	136,414,592	125,720,073

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$493,507	$349,246	$95,894
Other comprehensive (loss) income:
Cumulative translation adjustment	(80,203)	14,468	(1,078)
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(240), $73, and $65, respectively	(762)	182	192
Total other comprehensive (loss) income	(80,965)	14,650	(886)
Comprehensive income	$412,542	$363,896	$95,008

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

	Shares	Amount
Balance as of December 31, 2018	119,771,702	$120	$562,033	$(153,442)	$(7,813)	$400,898
Cumulative effect adjustment related to the adoption of the leasing standard	—	—	—	7,116	—	7,116
Stock-based compensation	—	—	45,697	—	—	45,697
Exercise of vested options	840,835	1	9,790	—	—	9,791
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	115,980	—	—	115,980
Purchase of capped call, net of taxes	—	—	(58,324)	—	—	(58,324)
Vesting of restricted stock units, net of shares withheld	832,642	1	(32,548)	—	—	(32,547)
Stock repurchase	(3,102,407)	(3)	—	(176,982)	—	(176,985)
Other comprehensive loss	—	—	—	—	(886)	(886)
Net income	—	—	—	95,894	—	95,894
Balance as of December 31, 2019	118,342,772	119	642,628	(227,414)	(8,699)	406,634
Stock-based compensation	—	—	66,350	—	—	66,350
Exercise of vested options	1,834,773	1	25,318	—	—	25,319
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	102,131	—	—	102,131
Purchase of capped calls, net of taxes	—	—	(56,848)	—	—	(56,848)
Settlement of convertible senior notes, net of taxes	7,271,723	7	151,304	—	—	151,311
Vesting of restricted stock units, net of shares withheld	825,200	1	(47,717)	—	—	(47,716)
Stock repurchase	(2,438,537)	(2)	—	(268,651)	—	(268,653)
Other comprehensive income	—	—	—	—	14,650	14,650
Net income	—	—	—	349,246	—	349,246
Balance as of December 31, 2020	125,835,931	126	883,166	(146,819)	5,951	742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	139,280	—	—	139,280
Exercise of vested options	994,456	1	22,705	—	—	22,706
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	985,522	1	(424)	—	—	(423)
Vesting of restricted stock units, net of shares withheld	818,442	1	(119,554)	—	—	(119,553)
Stock repurchase	(1,612,233)	(2)	—	(302,772)	—	(302,774)
Other comprehensive loss	—	—	—	—	(80,965)	(80,965)
Net income	—	—	—	$493,507	—	493,507
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
 The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$493,507	$349,246	$95,894
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	139,910	65,114	44,395
Depreciation and amortization expense	74,267	58,189	48,031
Provision for expected credit losses	16,031	15,033	10,963
Foreign exchange (gain) loss	(14,071)	7,349	(5,708)
Amortization of debt issuance costs	3,719	2,751	2,006
Non-cash interest expense	578	36,086	19,108
Interest expense (income) on marketable securities	3,154	2,729	(4,182)
Deferred (benefit) provision for income taxes	(88,952)	2,202	(15,248)
Loss on extinguishment of debt	—	16,855	—
Other non-cash (income) expense, net	(475)	(795)	1,667
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,256)	(22,540)	(12,656)
Funds receivable and seller accounts	(83,941)	(90,141)	(23,177)
Prepaid expenses and other current assets	(44,186)	(16,963)	(14,156)
Other assets	(25,159)	4,816	4,045
Accounts payable	(14,169)	14,550	(953)
Accrued and other current liabilities	84,789	146,634	37,410
Funds payable and amounts due to sellers	83,941	90,141	23,177
Deferred revenue	1,441	3,312	191
Other liabilities	40,423	(5,612)	(3,887)
Net cash provided by operating activities	651,551	678,956	206,920
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,699,974)	—	(270,409)
Cash paid for asset acquisition and intangible assets	(1,937)	(880)	(1,963)
Purchases of property and equipment	(11,248)	(1,445)	(7,528)
Development of internal-use software	(16,922)	(5,665)	(7,750)
Purchases of marketable securities	(418,518)	(499,237)	(661,821)
Sales and maturities of marketable securities	590,630	495,848	461,098
Net cash used in investing activities	(1,557,969)	(11,379)	(488,373)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(118,167)	(47,716)	(32,547)
Repurchase of stock	(302,774)	(268,653)	(176,985)
Proceeds from exercise of stock options	22,706	25,319	9,791
Proceeds from issuance of convertible senior notes	1,000,000	650,000	650,000
Payment of debt issuance costs	(13,300)	(10,531)	(11,904)
Purchase of capped calls	(85,000)	(74,685)	(76,180)
Settlement of convertible senior notes	(43,900)	(137,168)	—
Payments on finance lease obligations	(8,864)	(9,211)	(10,833)
Other financing, net	2,048	(8,073)	8,265
Net cash provided by financing activities	452,749	119,282	359,607
Effect of exchange rate changes on cash	(10,234)	13,947	(1,846)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(463,903)	800,806	76,308
Cash, cash equivalents, and restricted cash at beginning of period	1,249,440	448,634	372,326
Cash, cash equivalents, and restricted cash at end of period	$785,537	$1,249,440	$448,634

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:
Cash paid for interest	$6,054	$3,405	$3,206
Cash paid for income taxes, net of refunds	$94,160	$8,535	$2,084
Supplemental non-cash disclosures:
Replacement share-based awards issued in conjunction with acquisitions	$5,686	$—	$—
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$7,297	$2,852	$2,450
Lease assets obtained in exchange for new lease liabilities	$68,023	$3,183	$849
During the year ended December 31, 2020, the Company issued approximately 7.3 million shares of common stock in conjunction with the partial repurchase of the 0% Convertible Senior Notes due 2023 (the “2018 Notes”). See “Note 12—Debt” for more information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2021	2020	2019
Beginning balance:
Cash and cash equivalents	$1,244,099	$443,293	$366,985
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$1,249,440	$448,634	$372,326

Ending balance:
Cash and cash equivalents	$780,196	$1,244,099	$443,293
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$785,537	$1,249,440	$448,634

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share the Company’s mission, common levers for growth, similar business models, and a strong commitment to use the power of business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy.com, is the global destination for unique and creative goods. The Company generates revenue primarily from marketplace activities, including transaction, listing, and payments processing fees, and fees for optional seller services, which include on-site advertising and shipping label services.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 12, 2021, Etsy acquired all of the issued share capital of Depop Limited (“Depop”) pursuant to a share purchase; on July 2, 2021, Etsy acquired all the outstanding shares of Elo7 Serviços de Informática S.A. (“Elo7”) by means of a merger; and on August 15, 2019, Etsy acquired all of the issued and outstanding capital stock of Reverb Holdings, Inc. (“Reverb”). The financial results of Depop, Elo7, and Reverb have been included in Etsy’s consolidated financial statements from the dates of acquisition. See “Note 5—Business Combinations.”
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; leases; and fair value of convertible senior notes. As of December 31, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services the Company provides to sellers to help them generate more sales and scale their businesses. Revenues are recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. The Company’s revenues are recognized on a gross basis, with the primary exception being shipping label revenue, which is recorded on a net basis. Sales and usage-based taxes are excluded from revenues.
Marketplace revenue: As members of the Etsy.com marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy marketplace sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com, and the listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. Listing fees are nonrefundable. Variable fees include transaction fees and payments processing fees. Etsy marketplace sellers pay a 5% transaction fee for each completed transaction, inclusive of shipping fees charged. In May 2020, the Etsy marketplace started charging sellers for Offsite Ads, whereby sellers pay a transaction fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy marketplace sellers pay Etsy Payments processing fees, which typically vary between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order that depends on the country in which a seller’s bank account is located, plus an additional transaction fee for

Etsy, Inc.
Notes to Consolidated Financial Statements
foreign currency payments. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated, and are recorded net of refunds.
Reverb, Depop, and Elo7 marketplace revenue is comprised of seller transaction fees and payments processing fees, which are recognized when the transaction is consummated, and are recorded net of refunds. Reverb sellers, Elo7 sellers, and Depop sellers pay a 5%, 7%, and 10% transaction fee, respectively, for each completed transaction, inclusive of shipping fees charged.
Services revenue: Services revenue is derived from optional services offered to Etsy sellers, which primarily include on-site advertising and shipping labels. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service.
On-site advertising services consist of cost-per-click fees an Etsy seller pays for prominent placement of her listings in search results in the Etsy.com marketplace. These fees are nonrefundable and are charged to a seller’s Etsy bill when the listing is clicked, at which time revenue is recognized. On-site advertising services, beginning in the second quarter of 2020 are referred to as “Etsy Ads,” and prior to the third quarter of 2019 were referred to as “Promoted Listings.” From the third quarter of 2019 to the beginning of the second quarter of 2020, Etsy offered a combined “Etsy Ads” offering. Under this offering, Etsy streamlined Promoted Listings and Google Shopping, an off-site marketing tool for Etsy sellers, into one unified ad platform, in which Etsy sellers could set a budget that allowed Etsy to allocate that budget between channels, targeting optimal return on seller spend. Revenue from this unified ad platform consisted of cost-per-click fees, which were nonrefundable and were charged to a seller’s Etsy bill when the ad was clicked. The revenue that the Company recognized related to the unified ad platform was recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue. During the second quarter of 2020, Etsy transitioned from the combined “Etsy Ads” on-site and offsite advertising offering to two separate advertising offerings: on-site advertising services referred to as “Etsy Ads” as described above (and formerly referred to as “Promoted Listings”) and reported in Services revenue, and Offsite Ads as reported in Marketplace revenue and referred to above in Marketplace revenue.
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
The Reverb and Elo7 marketplaces offer on-site advertising services. They, as well as the Depop marketplace, also offer shipping labels services. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service. Advertising revenue is nonrefundable, while shipping label revenue is recorded net of refunds.
Contract balances: The Company records deferred revenues when cash payments are received or due in advance of the completion of the four-month listing period, which represents the value of the Company’s unsatisfied performance obligations, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The amount of revenue recognized in the year ended December 31, 2021 that was included in the deferred balance at January 1, 2021 was $11.3 million.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for credit card processing services, credit card verification service fees, credit card chargebacks to support payments revenue, and costs of refunds made to buyers that the Company is not able to collect from sellers. Cost of revenue also includes expenses associated with the operation and maintenance of the Company’s platforms, including employee compensation-related expenses, hosting and bandwidth costs, and depreciation and amortization. With the shift to the combined “Etsy Ads” offering from the third quarter of 2019 to the beginning of the second quarter of 2020, amounts spent on Google Shopping, which were previously recorded on a net basis in Services revenue, were recorded on a gross basis in Services revenue with an offsetting expense recorded in cost of revenue.
Marketing
Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Marketing expenses also include employee compensation-related expenses to support the Company’s marketing initiatives and amortization expense related to acquired customer relationship and trademark intangible assets. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing

Etsy, Inc.
Notes to Consolidated Financial Statements
expenses on the Consolidated Statements of Operations, were $559.3 million, $442.2 million, and $175.2 million in the years ended December 31, 2021, 2020, and 2019, respectively.
Product Development
Product development expenses consist primarily of employee compensation-related expenses for engineering, product management, product design, and product research activities, net of costs capitalized to website development and internal-use software. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of the Company’s existing technology.
Stock-Based Compensation
Service-based stock options and restricted stock units (“RSUs”) are awarded to employees and members of the Company’s Board of Directors and performance-based restricted stock units (“PBRSUs”) are awarded to employees. All such awards are measured at fair value at each grant date.
The PBRSUs include financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), both of which have performance and service vesting requirements. The Company recognizes forfeitures as they occur.
The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Starting in the second quarter of 2021, the Company updated certain assumptions used to determine the fair value of its stock options under the Black-Scholes option-pricing model, including the expected volatility and expected term assumptions. Given the Company’s sufficient trading history as of the second quarter of 2021, the Company calculates expected volatility based solely on the historical volatility of Etsy’s stock price observations over a period equivalent to the expected term of the stock option grants. Prior to the second quarter of 2021, the Company estimated expected volatility by taking the average historical price volatility for Etsy and certain industry peers. Further, given that the Company has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options, beginning in the second quarter of 2021, the Company estimates its expected term using historical option exercise behavior and expected post-vest cancellation data, averaged with an assumption that recently granted options will be exercised ratably from vesting to the expiration of the stock option. Prior to the second quarter of 2021, the Company used the simplified method to calculate the expected term for awards issued to employees or members of the Company’s Board of Directors. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs is determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions is determined using a Monte-Carlo simulation model.
The requisite service period for stock options and RSUs is generally four years from the grant date. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
Foreign Currency
The Company has determined that the functional currency for each of its foreign operations is the currency of the primary cash flow of the operations, which is generally the local currency in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive income (loss). Transaction gains and losses including intercompany balances denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statements of Operations.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
The Company records tax expense related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred using the period cost method.
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
Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
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
The calculation of diluted net income per share excludes all anti-dilutive shares of common stock.
Segment Data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has determined it has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting of certificates of deposit, commercial paper, corporate bonds, and U.S. Government and agency securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, consisting of corporate bonds and U.S. Government and agency securities with original maturities of greater than twelve months but less than 37 months when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related tax (expense) benefit.
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. In connection with the Company’s noncancellable Brooklyn lease agreement, which expires in 2039, the Company established a $5.3 million collateral account, which is reflected in the restricted cash balance as of December 31, 2021 and 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents, short- and long-term investments, accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximates carrying value due to the immediate or short-term maturity associated with these instruments or the Company’s ability to liquidate these instruments at short notice with minimal penalties.
Prior to the adoption of ASU 2020-06 in the first quarter of 2021, in accounting for the issuance of the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 0.25% Convertible Senior notes due 2028 (the “2021 Notes”), the 2020 Notes, and the 2019 Notes, the “Notes”), and the extinguishment of the 2018 Notes, discussed in “Note 12—Debt,” management used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of each of the Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s stock, was determined by deducting the fair value of the liability component from the par value of each of the Notes. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the Notes. Subsequent to their issuance, the Notes are not measured at fair value in the Consolidated Balance Sheets, but the Company estimates the fair value of the liability component of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments. See Note 8—Fair Value Measurements for additional information.
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
Payment terms: On the first day of every month, Etsy sellers receive a statement outlining the previous month’s charges. Payment is due within 15 days of the date of the monthly statement. The payment terms for Reverb, Depop, and Elo7 are also short-term in nature.
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of period	$9,757	$5,033	$4,720
Provision for expected credit losses	16,031	15,033	10,963
Amounts written off, net of recoveries	(18,058)	(10,309)	(10,650)
Balance as of the end of period	$7,730	$9,757	$5,033

Etsy, Inc.
Notes to Consolidated Financial Statements
Funds Receivable and Seller Accounts and Funds Payable and Amounts due to Sellers
The Company records funds receivable and seller accounts and funds payable and amounts due to sellers as current assets and liabilities, respectively, on the Consolidated Balance Sheets. Funds receivable and seller accounts represent amounts received or expected to be received from buyers via third-party credit card processors, which flow through a bank account for payment to sellers. The receivable amount recorded to funds receivable and seller accounts is the same amount recorded to the funds payable and amounts due to sellers, the latter of which represents the total amount due to sellers. For the Depop marketplace only, the amounts received from buyers which is owed to the sellers is paid to the sellers at point of sale, and therefore no funds receivable and seller accounts and no funds payable and amounts due to sellers are recorded related to the Depop marketplace.
Property and Equipment
Property and equipment, consisting principally of capitalized website development and internal-use software, building, leasehold improvements, and computer equipment, are recorded at cost. Depreciation and amortization begin at the time the asset is placed into service and is recognized using the straight-line method in amounts sufficient to relate the cost of depreciable and amortizable assets to the Consolidated Statements of Operations over their estimated useful lives. Repairs and maintenance are charged to the Consolidated Statements of Operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheet and the resulting gain or loss is reflected in the Consolidated Statement of Operations.
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
If an asset will continue to be used, but the net book value is not expected to be fully recoverable, the asset is impaired to its fair value. When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of website development and internal-use software costs based on its expectations of future profitability, undiscounted cash flows, and its plans with respect to operations to determine if the asset is impaired and subject to write-off. Measurement of any impairment loss is based on the excess of the carrying value of the asset over the fair value.
Capitalized website development and internal-use software costs are included in property and equipment, net within the Consolidated Balance Sheets.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. If the assets acquired are not a business, the Company accounts for the transaction as an asset acquisition. Under both methods, the purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.
Acquisition-related expenses represent expenses incurred by the Company to effect a business combination, including expenses such as finder’s fees and advisory, legal, accounting, valuation, and other professional or consulting fees, and are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred or the services are rendered.

Etsy, Inc.
Notes to Consolidated Financial Statements
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. The Company performs its annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Management has determined that the Company has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment, for purposes of allocating resources and evaluating financial performance, and each operating segment is determined to be a reporting unit.
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
Leases with a term greater than one year are recognized on the Consolidated Balance Sheets as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations in the financial statement line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government. This could include various forms of government assistance, but excludes transactions in the scope of specific US GAAP, such as tax incentives accounted for under Accounting Standards Codification Topic 740, Income Taxes. For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. This update can be applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company early adopted this standard in the fourth quarter of 2021. The effect of this standard was not material to the Company’s Consolidated Financial Statements.
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
The Company early adopted this standard, effective as of January 1, 2021, on a modified retrospective basis. The adoption of this standard had a material effect on the Company’s Consolidated Financial Statements. The most significant effects related to the Notes, and included derecognition of the unamortized debt discount, which was recorded as a direct deduction from the Notes, resulting in an increase in long-term debt, net of approximately $264 million; derecognition of the equity component, which represents the value of the conversion option on the issuance date of the Notes outstanding, resulting in a reduction in additional paid-in capital of approximately $229 million, net of taxes; derecognition of deferred tax liabilities of approximately $63 million; and reversal of the cumulative debt discount recognized as interest expense in the Company’s Consolidated Statements of Operations since the date of issuance of each of the Notes to the period ending December 31, 2020, resulting in a decrease of accumulated deficit of approximately $28 million, net of taxes. The Company also had a reduction in interest expense due to the adoption of ASU 2020-06 as the debt discount has been derecognized and, effective January 1, 2021, there is no amortization of the debt discount. The Company did not incur any impact to liquidity or cash flows. When calculating net income per share of common stock attributable to common stockholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketplace revenue	$1,745,824	$1,303,126	$593,646
Services revenue	583,290	422,499	224,733
Revenue	$2,329,114	$1,725,625	$818,379
See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” for additional information on revenue recognition. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Accounts Receivable and Provision for Expected Credit Losses” for additional information on the Company’s payment terms.
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$274,354	$206,481	$14,544
International	197,300	159,228	66,102
Income before income taxes	$471,654	$365,709	$80,646
The income tax (benefit) provision is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$23,118	$4,854	$(3,967)
U.S. State	12,754	3,953	1,053
International	31,227	5,455	352
Total current	67,099	14,262	(2,562)
Deferred:
U.S. Federal	(53,328)	(7,684)	(19,734)
U.S. State	(14,843)	(4,543)	(1,564)
International	(20,781)	14,428	8,612
Total deferred	(88,952)	2,201	(12,686)
Total income tax (benefit) provision	$(21,853)	$16,463	$(15,248)
For the years ended December 31, 2021, 2020 and 2019, the Company recorded an income tax (benefit) provision of $(21.9) million, $16.5 million, and $(15.2) million or an effective tax rate of (4.6)%, 4.5%, and (18.9)%, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax (benefit) provision at the U.S. federal statutory income tax rate to the Company’s total income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax provision at the federal statutory rate	$99,047	$76,799	$16,936
State and local income taxes net of federal benefit	11,134	7,693	973
Foreign income tax rate differential	(26,215)	(13,193)	(5,454)
Stock-based compensation	(83,207)	(45,391)	(16,281)
Research and development credit	(23,396)	(15,156)	(9,864)
U.S. tax reform (1)	(5,155)	3,923	(4,197)
Non-deductible expenses	833	1,719	1,784
Non-deductible acquisition costs (2)	5,643	—	274
Other (2)	(537)	69	581
Total income tax (benefit) provision	$(21,853)	$16,463	$(15,248)
(1)On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”) which includes significant changes to the taxation of business entities. These changes include, among others, (a) a permanent reduction to the corporate income tax rate, (b) GILTI, a new tax on worldwide income, and (c) Foreign Derived Intangible Income (“FDII”), a deduction provided with respect to certain foreign earned income. Effective January 1, 2018, the Company became subject to several provisions of the TCJA including computations under GILTI and FDII.
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
(2)Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation.

Etsy, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$48,689	$3,087
Research and development credit carryforwards	367	10,925
Convertible debt	47,142	—
Depreciation	47,055	—
Lease liability	35,871	17,259
Stock-based compensation expense	19,319	9,616
Accrued bonus	11,850	8,592
Excess tax basis in intangible assets	1,585	1,223
Other deferred tax assets	14,651	4,645
Total deferred tax assets	226,529	55,347
Less: valuation allowance	1,834	1,398
Total net deferred tax asset	224,695	53,949

Deferred tax liabilities:
Excess book basis in intangible assets	(173,097)	(37,155)
Right-of-use asset	(34,612)	(16,092)
Restructuring liability	—	(23,985)
Convertible debt	—	(30,632)
Depreciation	—	(4,210)
Other deferred tax liabilities	(607)	(241)
Total deferred tax liabilities	(208,316)	(112,315)
Net deferred tax assets (liabilities)	$16,379	$(58,366)
The Company has not recorded deferred income taxes and withholding taxes with respect to undistributed earnings from certain non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. The undistributed earnings of non-U.S. subsidiaries considered to be indefinitely reinvested amounted to approximately $0.2 billion at December 31, 2021. The estimate of the unrecognized tax liabilities, if any, is not material.

Etsy, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in future years (in thousands):

	December 31, 2021	Expiration Period
U.S. Federal credit carryforwards	$133	2038-2041
U.S. State net operating loss carryforwards	2,300	2034-Unlimited
U.S. State credit carryforwards	681	2022-2031
Non-U.S. net operating loss carryforwards	190,161	Unlimited
Utilization of the net operating losses (“NOLs”) is dependent on generating sufficient taxable income from the Company’s operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on the Company’s ability to use them. A significant component of the Company’s Non-U.S. NOLs were acquired as part of the acquisition of Depop. Certain U.K. tax laws impose limitations on the utilization of these NOLs by any other entity. All NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence at each reporting date. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance.
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of period	$1,398	$883	$1,673
Additions charged to expense	580	506	504
Deletions credited to expense	(112)	(101)	(4)
Currency translation and other balance sheet activity	(32)	110	(1,290)
Balance as of the end of period	$1,834	$1,398	$883

Etsy, Inc.
Notes to Consolidated Financial Statements
Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2021	2020	2019
Balance as of the beginning of period	$23,738	$19,933	$18,819
Additions based on tax positions related to the current year	5,024	2,507	1,847
Additions for tax positions of prior years	122	1,576	3,620
Reductions for tax provisions of prior years	—	(278)	(2,423)
Lapse of statute of limitation	—	—	(184)
Additions recorded through goodwill as part of business combination	—	—	1,334
Settlements	—	—	(3,080)
Currency translation	(42)	—	—
Balance as of the end of period	$28,842	$23,738	$19,933
The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of December 31, 2021, 2020, and 2019 are $28.8 million, $23.7 million, and $19.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $27.9 million at December 31, 2021.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. However, the Company’s reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $2.6 million.
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2021, tax year 2014 and later remain open to examination. The Company is under examination by the IRS for calendar year 2014 through 2016. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the method used when calculating the impact of the Company’s Notes on earnings per share for the periods presented:

Year Ended December 31,
	2021	2020	2019
2021 Notes	If-Converted	N/A	N/A
2020 Notes	If-Converted	Treasury Stock	N/A
2019 Notes	If-Converted	If-Converted	Treasury Stock
2018 Notes	If-Converted	If-Converted	If-Converted
The Notes were dilutive for the year ended December 31, 2021.
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$493,507	$349,246	$95,894
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	4,900	17,880	—
Net income attributable to common stockholders—diluted	$498,407	$367,126	$95,894

Denominator:
Weighted average common shares outstanding—basic	127,224,974	121,251,588	119,665,248
Dilutive effect of assumed conversion of options to purchase common stock	4,149,248	4,492,550	4,516,413
Dilutive effect of assumed conversion of restricted stock units	1,995,336	2,046,981	1,521,719
Dilutive effect of assumed conversion of convertible senior notes	13,313,766	8,623,473	—
Diluted effective of assumed conversion of restricted stock from acquisition	—	—	16,693
Weighted average common shares outstanding—diluted	146,683,324	136,414,592	125,720,073

Net income per share attributable to common stockholders—basic	$3.88	$2.88	$0.80
Net income per share attributable to common stockholders—diluted	$3.40	$2.69	$0.76
The following potential shares of common stock were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Stock options	149,683	3,711	317,401
Restricted stock units	584,033	71	706,234
Convertible senior notes	—	8,625,771	9,511,993
Total anti-dilutive securities	733,716	8,629,553	10,535,628

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The fair value of customer relationships is estimated using a multi-period excess earnings valuation method, the fair value of trademarks is estimated using a relief from royalty valuation method, and the fair value of developed technology is estimated using a replacement cost method.
Depop Acquisition
On July 12, 2021, the Company acquired all of the issued share capital of Depop, an online global peer-to-peer fashion resale marketplace. The Company believes Depop extends its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.489 billion, net of cash acquired and (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition will be recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards will be issued to certain Depop executives, which will also be recorded as post-combination expense on a straight-line basis over the mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. See Note 15—Stock-based Compensation for more information on these awards.
Goodwill consists largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill is not expected to be deductible for tax purposes.
The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of Depop as of December 31, 2021.
Depop Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities of Depop assumed as of July 12, 2021 (the date of acquisition) (in thousands):

	Preliminary Purchase Price Allocation (1)	Measurement Period Adjustments (2)	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$4,249	$39	$4,288
Property and equipment other	1,299	—	1,299	2-5
Developed technology	84,661	11,103	95,764	5
Trademark	245,657	4,163	249,820	20
Customer relationships	147,116	1,388	148,504	13
Goodwill	1,131,099	(12,244)	1,118,855	Indefinite
Current liabilities	(18,878)	—	(18,878)
Non-current liabilities (3)	(28,097)	140	(27,957)
Deferred tax liability, net	(74,283)	(4,589)	(78,872)
Total purchase price	$1,492,823	$—	$1,492,823
(1)As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. This was the quarter in which the business combination was closed.
(2)The Company recorded measurement period adjustments in the fourth quarter of fiscal 2021 as a result of the finalization of the third-party valuation report in the period.
(3)Non-current liabilities are primarily related to non-income tax related contingency reserves.

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. The Company sees significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believes having a well-known local brand will help Etsy to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition will be recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. See Note 15—Stock-based Compensation for more information on these awards.
Goodwill consists largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill is not expected to be deductible for tax purposes.
The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of Elo7 as of December 31, 2021.
Elo7 Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Elo7 as of July 2, 2021 (the date of acquisition) (in thousands):

	Preliminary Purchase Price Allocation (1)	Measurement Period Adjustments	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$2,721	$—	$2,721
Developed technology	12,084	—	12,084	5
Trademark	22,187	—	22,187	15
Customer relationships	44,374	—	44,374	15
Goodwill	159,009	(1,822)	157,187	Indefinite
Non-current assets	590	1,822	2,412
Current liabilities	(3,406)	—	(3,406)
Non-current liabilities	(2,691)	—	(2,691)
Deferred tax liability, net	(22,727)	—	(22,727)
Total purchase price	$212,141	$—	$212,141
(1)As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. This was the quarter in which the business combination was closed.
Revenue and Earnings
Revenue and net loss were $36.7 million and $59.1 million, respectively, for Depop and Elo7, in the aggregate, from their respective dates of acquisition through December 31, 2021. Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $36.7 million for the year ended December 31, 2021. They primarily related to advisory, legal, valuation and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements
Reverb Acquisition
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
Goodwill consists largely of synergies and acquisition of workforce. The resulting goodwill is not expected to be deductible for tax purposes.
The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of Reverb as of December 31, 2019.
Reverb Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Reverb as of August 15, 2019 (the date of acquisition) (in thousands):

	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Short-term investments	$1,028
Other current assets (1)	2,902
Funds receivable and seller accounts	5,578
Property and equipment other	1,543	2 - 5
Developed technology	30,300	3
Trademark	79,400	15
Customer relationships	93,500	15
Goodwill	101,703	Indefinite
Other assets (1)	6,743
Other net working capital	(208)
Funds payable and amounts due to sellers	(5,578)
Other current liabilities (1)	(3,684)
Other liabilities (1)	(7,333)
Deferred tax liability, net (1)	(35,485)
Total purchase price	$270,409
(1)Other current liabilities and other liabilities are primarily related to non-income tax related contingency reserves, which are wholly offset by an indemnification asset of $5.5 million and a deferred tax asset.
Revenue and net loss of Reverb from August 15, 2019 (the date of acquisition) through December 31, 2019 were $19.1 million and $9.9 million, respectively. Acquisition-related expenses are expensed as incurred and were recorded in general and administrative expenses in 2020 and 2019. They were $1.8 million for the year ended December 31, 2020, and they primarily related to non-recurring employee-related costs associated with the acquisition. Acquisition-related expenses were $3.9 million for the year ended December 31, 2019, and they primarily related to advisory, legal, valuation and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020, and Reverb, as if the business combination had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,373,592	$1,801,690	$847,154
Net income	492,732	319,669	88,595
The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisitions are not included in the pro forma results. For the year ended December 31, 2021, the pro forma financial information excludes $60.1 million of non-recurring acquisition-related expenses related to the Depop and Elo7 acquisitions. For the year ended December 31, 2020, the pro forma financial information includes $2.4 million of non-recurring acquisition-related expenses incurred post effective dates of the Depop and Elo7 business combinations. For the year ended December 31, 2019, the pro forma financial information excludes $6.1 million of non-recurring acquisition-related expenses related to the Reverb acquisition. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Balance as of the beginning of the period	$140,810	$138,731
Business combinations	1,276,042	—
Foreign currency translation adjustments	(45,788)	2,079
Balance as of the end of the period	$1,371,064	$140,810
As of the annual impairment testing date in 2021, the Company completed a qualitative analysis for both the Etsy and the Reverb reporting units, and completed a quantitative analysis for both the Depop and Elo7 reporting units. The quantitative analysis assumed that the purchase consideration for the Depop and Elo7 acquisitions approximated fair value of each of the reporting units given the proximity to the respective acquisition dates. The Company did not recognize any goodwill impairments during the years ended December 31, 2021, 2020, and 2019.
At December 31, 2021 and 2020, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2021
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$342,753	$(18,817)	$323,936	17.8
Customer relationships	278,311	(21,243)	257,068	12.9
Referral agreement	36,109	(12,677)	23,432	6.5
Patent licenses	3,149	(415)	2,734	5.6
Intangible assets	$660,322	$(53,152)	$607,170	15.2

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2020
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$79,400	$(7,278)	$72,122	13.6
Customer relationships	93,500	(8,571)	84,929	13.6
Referral agreement	39,042	(9,784)	29,258	7.5
Patent licenses	1,212	(72)	1,140	8.3
Intangible assets	$213,154	$(25,705)	$187,449	12.6
As part of the acquisitions of Depop, Elo7, and Reverb, the Company recorded acquired intangible assets for customer relationships and trademark. See “Note 5—Business Combinations” for additional information on the acquisitions.
Amortization expense of intangible assets for the years ended December 31, 2021, 2020, and 2019 was $28.4 million, $15.2 million, and $9.6 million, respectively.
The Company did not recognize any intangible asset impairment losses in the years ended December 31, 2021, 2020, and 2019.

Based on amounts recorded at December 31, 2021, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2022	$43,006
2023	43,006
2024	43,006
2025	43,006
2026	42,684
Thereafter	392,462
Total amortization expense	$607,170
Note 7—Segment and Geographic Information
The Company has determined it has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment for purposes of allocating resources and evaluating financial performance.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$1,393,637	$1,150,725	$550,257
United Kingdom	329,203	195,827	72,471
Other non-U.S.	606,274	379,073	195,651
Revenue	$2,329,114	$1,725,625	$818,379
With the exception of the United Kingdom, no individual non-U.S. country’s revenue exceeded 10% of total revenue. All significant tangible long-lived assets are located in the United States.

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
Level 1 These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.
Level 2 These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of December 31, 2021 and December 31, 2020.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2021
Cash	$214,771	$—	$—	$214,771	$214,771	$—	$—
Level 1
Money market funds	556,427	—	—	556,427	556,427	—	—
U.S. Government and agency securities	60,311	(55)	11	60,267	—	52,632	7,635
	616,738	(55)	11	616,694	556,427	52,632	7,635
Level 2
Certificate of deposit	20,709	(7)	1	20,703	—	20,703	—
Commercial paper	25,235	(14)	1	25,222	8,998	16,224	—
Corporate bonds	192,727	(481)	10	192,256	—	114,857	77,399
	238,671	(502)	12	238,181	8,998	151,784	77,399
	$1,070,180	$(557)	$23	$1,069,646	$780,196	$204,416	$85,034
December 31, 2020
Cash	$346,136	$—	$—	$346,136	$346,136	$—	$—
Level 1
Money market funds (1)	920,643	—	—	920,643	881,465	—	—
U.S. Government and agency securities	410,371	(3)	358	410,726	—	376,089	34,637
	1,331,014	(3)	358	1,331,369	881,465	376,089	34,637
Level 2
Certificate of deposit	12,746	—	5	12,751	6,000	6,751	—
Commercial paper	14,494	—	4	14,498	10,498	4,000	—
Corporate bonds	42,632	(7)	111	42,736	—	38,279	4,457
	69,872	(7)	120	69,985	16,498	49,030	4,457
	$1,747,022	$(10)	$478	$1,747,490	$1,244,099	$425,119	$39,094
(1) $39.2 million of money market funds were classified as funds receivable and seller accounts as of December 31, 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of December 31, 2021.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with the Company’s investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes. See “Note 12—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$987,729	$1,165,519	$—	$—
2020 Notes (1)	643,237	862,774	511,733	$536,126
2019 Notes (1)	644,390	1,644,869	514,035	566,399
2018 Notes (1)	62	375	39,166	42,157
	$2,275,418	$3,673,537	$1,064,934	$1,144,682
(1)Upon adoption of ASU 2020-06 as of January 1, 2021, the carrying value of the Notes increased due to the derecognition of the unamortized debt discount, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.” The increase in the carrying value of the 2018 Notes was offset by the conversion of $43.9 million of the 2018 Notes in the year ended December 31, 2021. See “Note 12—Debt” for additional information.
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2021	2020
Computer equipment	3 years	$8,037	$32,686
Furniture and equipment	2 - 4 years	7,170	7,468
Leasehold improvements	Shorter of life of asset or lease term	48,145	50,765
Construction in progress	Not applicable	10,835	633
Building	Lease term	133,063	66,650
Website development and internal-use software	3 - 5 years	224,855	113,064
		432,105	271,266

Less: Accumulated depreciation and amortization		157,043	158,771
		$275,062	$112,495
Depreciation and amortization expense on property and equipment was $45.8 million, $43.0 million, and $38.4 million, which included amortization expense relating to capitalized website development and internal-use software of $30.0 million, $22.6 million, and $18.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 10—Leases
For the years ended December 31, 2021, 2020, and 2019, the elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$6,320	$5,847	$5,405
Finance lease cost:
Amortization of right-of-use assets	9,139	10,190	13,124
Interest on lease liabilities	3,044	2,576	3,205
Total finance lease cost	12,183	12,766	16,329
Other lease cost, net (1)	1,193	1,322	1,149
Total lease cost	$19,696	$19,935	$22,883
(1)Other lease cost, net includes short-term sublease income, short-term lease costs, and variable lease costs.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2021 (1)	2020
Operating leases:
Other assets	$45,951	$19,563
Other current liabilities	$4,018	$4,516
Other liabilities	43,746	17,202
Total operating lease liabilities	$47,764	$21,718

Finance leases:
Property and equipment, net	$109,131	$50,261
Finance lease obligations—current	$2,418	$8,537
Finance lease obligations—net of current portion	110,283	44,979
Total finance lease liabilities	$112,701	$53,516
(1)In October 2021, the Company entered into a First Amendment to Lease (the "First Amendment") related to the Company's corporate headquarters in Brooklyn, New York, a portion of which is accounted for as a finance lease and a portion as an operating lease. The First Amendment extended the expiration of the term of the current lease from July 31, 2026 to July 31, 2039 and resulted in increases to the Company’s ROU assets, property and equipment, net, and the lease liabilities related to the Company's operating and finance leases.
The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Weighted average remaining lease term:
Operating leases	14.67 years	4.85 years
Finance leases	17.41 years	5.47 years
Weighted average discount rate:
Operating leases	4.46%	4.26%
Finance leases	4.72%	4.26%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(6,442)	$(5,519)	$(4,889)
Operating cash flows used in finance leases	(3,025)	(2,551)	(3,181)
Finance cash flows used in finance leases	(8,864)	(9,211)	(10,833)

Etsy, Inc.
Notes to Consolidated Financial Statements
Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$5,723	$6,917
2023	6,792	9,815
2024	5,806	10,897
2025	6,173	10,759
2026	1,297	100
Thereafter	41,837	135,879
Total future minimum lease payments (1)	67,628	174,367
Less:
Imputed interest	19,864	61,666
Total	$47,764	$112,701
(1)The First Amendment includes a tenant allowance, a portion of which becomes available beginning in April 2022, rent concessions that become available beginning in 2026, and escalating commitments each contract year between 2028 and 2038, which are reflected in the future minimum lease payments.
Note 11—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2021	2020
Pass-through marketplace tax collection obligation	$136,360	$109,662
Vendor accruals	115,593	73,437
Employee compensation-related liabilities	66,477	43,879
Taxes payable	9,688	5,374
Total accrued expenses	$328,118	$232,352
Note 12—Debt

2021 Convertible Debt

In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of stock, as described in “Note 14—Stockholders’ Equity.”

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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
The Company may redeem all or any portion of the 2021 Notes, at the Company’s option, subject to partial redemption limitations, on or after June 20, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of December 31, 2021, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
During any calendar quarter preceding February 15, 2028 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2021 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2021 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2021, holders of the 2021 Notes are not eligible to convert their 2021 Notes during the first quarter of 2022. Based on the terms of the 2021 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2021 Notes in cash and, therefore, the 2021 Notes are classified as long-term debt as of December 31, 2021.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of December 31, 2021, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
During any calendar quarter preceding May 1, 2027 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2020 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2020 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2021, holders of the 2020 Notes are not eligible to convert their 2020 Notes during the first quarter of 2022. Based on the terms of the 2020 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2020 Notes in cash and, therefore, the 2020 Notes are classified as long-term debt as of December 31, 2021.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
During any calendar quarter preceding June 1, 2026 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2019 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their 2019 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2021, holders of the 2019 Notes are eligible to convert their 2019 Notes during the first quarter of 2022. Based on the terms of the 2019 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2019 Notes in cash and, therefore, the 2019 Notes are classified as long-term debt as of December 31, 2021.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Notes who convert their 2018 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2018 Notes.
During the third quarter of 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions. Concurrently, the Company repurchased 1.3 million shares of Etsy’s common stock for $166.2 million, in order to effectively complete the partial repurchase of 2018 Notes principal value in cash, and the conversion premium in shares. The equity component associated with the conversion premium on the 2018 Notes was a net increase to additional paid-in capital of $143.2 million. This transaction was accounted for as an extinguishment of debt and recorded in accordance with the applicable accounting standard in the year ended December 31, 2020. As a result, the Company recognized a non-cash loss on extinguishment of $16.9 million. This loss was calculated by comparing the carrying value of the debt component with the fair value of a similar liability that does not have an associated convertible feature immediately prior to extinguishment as well as writing off any remaining unamortized deferred debt issuance costs at the time of extinguishment. To estimate the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable nonconvertible note.
Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company also agreed with its counterparties to the 2018 Capped Call Transactions that they would remain outstanding with a maturity of March 2023. This was mutually agreed to between Etsy and its counterparties and there was no exchange of any consideration for such agreement.
During the year ended December 31, 2021, the Company paid $43.9 million in cash and issued approximately 1.0 million shares of Etsy’s common stock to settle conversion notices of $43.9 million aggregate principal amount of the outstanding 2018 Notes. The debt conversion transactions were accounted for in accordance with ASU 2020-06, which was adopted in the first quarter of 2021. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for additional information.
During any calendar quarter preceding November 1, 2022 in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2018 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following convert all or a portion of their 2018 Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2021, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes during the first quarter of 2022. Based on the terms of the 2018 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the remaining 2018 Notes in cash and, therefore, the remaining 2018 Notes outstanding are classified as long-term debt as of December 31, 2021.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,958	$62	$2,300,020
Unamortized debt issuance costs	12,271	6,763	5,568	—	24,602
Net carrying value (1)	$987,729	$643,237	$644,390	$62	$2,275,418

	As of December 31, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$—	$650,000	$650,000	$43,915	$1,343,915
Unamortized debt discount (1)	—	130,308	129,224	4,286	263,818
Unamortized debt issuance costs	—	7,959	6,741	463	15,163
Net carrying value	$—	$511,733	$514,035	$39,166	$1,064,934
(1) Upon adoption of ASU 2020-06 as of January 1, 2021, the unamortized debt discount balance was derecognized, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
The annual effective interest rate for the 2021 Notes, 2020 Notes, and 2019 Notes was approximately 0.4%, 0.3%, and 0.3%, respectively. Interest expense related to each of the Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense (1)	$2,411	$2,006	$1,985	$44	$6,446

	Year Ended December 31, 2020
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$660	$1,843	$1,070	$3,573
Amortization of debt discount	—	6,081	19,598	9,917	35,596
Total interest expense	$—	$6,741	$21,441	$10,987	$39,169

	Year Ended December 31, 2019
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Coupon interest and amortization of debt issuance costs	$—	$—	$489	$1,484	$1,973
Amortization of debt discount	—	—	5,142	13,747	18,889
Total interest expense	$—	$—	$5,631	$15,231	$20,862
(1)Total interest expense for the year ended December 31, 2021 consisted of coupon interest and amortization of debt issuance costs, as there is no amortization of the debt discount in the current year due to the adoption of ASU 2020-06 as of January 1, 2021, as described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”
In accounting for the issuance of the 2020 Notes, 2019 Notes, and 2018 Notes, the Company separated the liability and equity components. Following the adoption of ASU 2020-06 in the first quarter of 2021, the Company derecognized the unamortized debt discount, which was recorded as a direct deduction from the Notes, and derecognized the equity component of the Notes, resulting in an increase in long-term debt, net. In accounting for the issuance of the 2021 Notes, the Company recorded the 2021 Notes as a liability at face value. Transaction costs attributable to the liabilities were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and are amortized to interest expense over the terms of the respective Notes.
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
Borrowings under the 2019 Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.25% to 0.875% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.875%. Swingline loans under the 2019 Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the senior secured net leverage ratio (defined as secured funded debt, net of unrestricted cash up to $100 million, to EBITDA) for the preceding four fiscal quarter periods. The 2019 Credit Agreement contains customary provisions for the replacement of the adjusted LIBOR rate with an alternate benchmark rate when the adjusted LIBOR rate is phased out in the lending market. The Company does not anticipate that replacement of the benchmark rate, as provided in the 2019 Credit Agreement, will materially impact its liquidity or financial position. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit. The 2019 Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $100.0 million at the same maturity, pricing, and other terms and to request an extension of the maturity date for the facility. In connection with the 2019 Credit Agreement, the Company also paid the lenders certain upfront fees.
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
The Company capitalized $1.4 million of debt issuance costs in connection with the 2019 Credit Agreement. Total unamortized debt issuance costs related to the 2019 Credit Agreement were $0.6 million and $0.9 million as of December 31, 2021 and December 31, 2020, respectively. Non-cash interest expense related to debt issuance costs on the 2019 Credit Agreement for each of the years ended December 31, 2021, 2020, and 2019 was $0.3 million.
At December 31, 2021 and December 31, 2020, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Commitments and Contingencies

Purchase Obligations
The Company has $487.7 million of non-cancelable contractual commitments as of December 31, 2021, primarily related to cloud computing, as well as other support services. These commitments are due within five years. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing. The following table represents the Company’s commitments under its purchase obligations as of December 31, 2021 (in thousands):

Purchase Obligations
Periods ending
2022	$79,567
2023	97,178
2024	111,000
2025	130,000
2026	70,000
Thereafter	—
Total purchase obligations	$487,745

Non-Income Tax Contingencies
The Company had reserves of $38.8 million and $8.0 million at December 31, 2021 and 2020, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The reserves as of December 31, 2021 and 2020 include $2.8 million and $4.5 million, respectively, due to the acquisition of Reverb, which are wholly offset by an indemnification asset of $2.2 million and $3.4 million and a deferred tax asset of $0.6 million and $1.1 million, respectively. The Company recorded additional non-income tax reserves of $29.5 million, which is partially offset by an indemnification asset of $1.7 million, as part of the acquisitions of Depop and Elo7 it completed in 2021. These amounts were primarily recorded as part of purchase accounting. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 14—Stockholders’ Equity
Common Stock
At December 31, 2021 and 2020, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2021 and 2020 there were 127,022,118 and 125,835,931 shares of common stock issued and outstanding, respectively. The common stock has a $0.001 par value. Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the Board of Directors. No dividends have been declared through December 31, 2021.
Preferred Stock
At December 31, 2021 and 2020 the authorized capital stock of the Company included 25,000,000 shares of preferred stock. As of December 31, 2021, 2020, and 2019, there was no preferred stock outstanding.
Stock Repurchases
In December 2020, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $250 million of its common stock. No stock repurchases were made under this program in 2020. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors. As of December 31, 2021, the remaining amount available to be repurchased under the approved plan was $127.2 million.
In November 2018, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $200 million of its common stock. The program was completed in the fourth quarter of 2020.
The following table summarizes the Company’s stock repurchase activity related to the programs noted above:

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended December 31, 2021	554,718	$221.33
Repurchases of common stock for the year ended December 31, 2020	1,161,947	88.20
Repurchases of common stock for the year ended December 31, 2019	1,008,211	52.06
(1)Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.
Under the stock repurchase programs, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which may permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
Additionally, in June 2021, the Company repurchased approximately 1.1 million shares of its common stock for approximately $180 million concurrently with the issuance of the 2021 Notes. See “Note 12—Debt” for more information. This repurchase was separate from the stock repurchase program approved by the Board of Directors in December 2020.
In August 2020, the Board of Directors approved a stock repurchase of $166.2 million, or 1.3 million shares of the Company’s common stock, concurrently with the repurchase of $301.1 million aggregate principal amount of the outstanding 2018 Notes. See “Note 12—Debt” for additional information. This repurchase was separate from the stock repurchase program approved by the Board of Directors in November 2018.
In September 2019, the Company repurchased approximately 2.1 million shares of its common stock for approximately $124.5 million concurrently with the issuance of the 2019 Notes. This repurchase was separate from the stock repurchase program approved by the Board of Directors in November 2018.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 15—Stock-based Compensation
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its Board of Directors and approved by stockholders in March 2015. The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards to employees and directors. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. The Board of Directors approved an increase of 6,351,106, 6,291,797, and 5,917,139, shares available for issuance under the 2015 Plan as of January 3, 2022, January 4, 2021, and January 2, 2020, respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. At December 31, 2021, 44,040,744 shares were authorized under the 2015 Plan and 29,705,320 shares were available for future grant.
In the year ended December 31, 2021, the Company granted nonqualified stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, to eligible participants under its 2015 Plan. The Company recognizes forfeitures as they occur. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date. In general, for newly-hired employees, both options and RSUs vest 25% after the first year of service and ratably each six-month period over a four-year period following the vesting commencement date, which is the first day of the month following the date of grant. In general, for current employees who receive an additional grant, both options and RSUs vest ratably each six-month period over a four-year period following the vesting commencement date.
For Financial PBRSUs, the number of RSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, throughout the defined performance period of the award, the number of PBRSUs that vest could range from 0% to 200% of the target amount, and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets. For the TSR PBRSUs, the number of RSUs received will depend on the Company’s total shareholder return relative to that of the Nasdaq Composite Index over a three-year measurement period.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of RSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs is determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions is determined using a Monte-Carlo simulation model. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longest of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
The requisite service period for stock options and RSUs is generally four years from the date of grant.
The fair value of options granted in each year using the Black-Scholes pricing model has been based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Volatility	43.4% - 57.4%	38.9% - 41.7%	39.1% - 39.5%
Risk-free interest rate	0.8% - 1.2%	0.3% - 1.7%	1.6% - 2.5%
Expected term (in years)	4.6 - 6.2	5.5 - 6.2	5.5 - 6.2

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s options (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,890,994	$12.91	7.94	$239,177
Granted	462,563	64.29
Exercised	(840,835)	11.64
Forfeited/Canceled	(217,803)	30.11
Outstanding at December 31, 2019	6,294,919	16.26	7.24	185,900
Granted	654,296	46.38
Exercised	(1,834,773)	13.80
Forfeited/Canceled	(14,490)	32.15
Outstanding at December 31, 2020	5,099,952	20.97	6.81	800,453
Granted	198,193	218.93
Exercised	(994,456)	22.83
Forfeited/Canceled	(29,964)	47.86
Outstanding at December 31, 2021	4,273,725	29.52	5.99	810,321
Total exercisable at December 31, 2021	3,497,104	16.72	5.52	707,278

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value of options granted	$95.00	$18.18	$26.75
Intrinsic value of options exercised	206,709	151,785	42,758
Fair value of awards vested	96,592	60,622	41,997
The total unrecognized compensation expense at December 31, 2021 related to the Company’s options was $24.9 million, which will be recognized over an estimated weighted-average amortization period of 2.65 years.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2018	3,480,368	$22.87
Granted	1,464,785	61.92
Vested	(1,392,295)	22.67
Forfeited/Canceled	(592,445)	31.25
Unvested at December 31, 2019	2,960,413	40.61
Granted	1,712,587	54.19
Vested	(1,369,271)	35.36
Forfeited/Canceled	(217,742)	43.27
Unvested at December 31, 2020	3,085,987	50.28
Granted (1)	2,136,685	208.84
Vested	(1,400,241)	59.80
Forfeited/Canceled	(315,710)	108.22
Unvested at December 31, 2021	3,506,721	137.87
(1)Includes RSU awards issued to Depop and Elo7 employees in connection with the acquisitions in the third quarter of 2021.
The total unrecognized compensation expense at December 31, 2021 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $427.3 million, which will be recognized over an estimated weighted-average amortization period of 2.97 years.
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards will be settled by issuing shares of Etsy common stock on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on, or leading up to, the applicable vesting date. These awards will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at December 31, 2021 related to these awards was $33.9 million, which will be recognized over a remaining term of 2.53 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
Stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$13,085	$7,731	$5,787
Marketing	11,339	5,184	3,774
Product development	58,900	33,030	21,085
General and administrative	56,586	19,169	13,749
Stock-based compensation expense	$139,910	$65,114	$44,395

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Management has excluded Elo7 Serviços de Informática S.A. (“Elo7”) and Depop Limited (“Depop”) from its assessment of internal control over financial reporting as of December 31, 2021 because Elo7 was acquired by the Company on July 2, 2021 and Depop was acquired on July 12, 2021. Both Elo7 and Depop are wholly-owned subsidiaries whose combined total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:
(1) Financial Statements.
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and accompanying notes.
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Etsy, Inc., Polanco Acquisition Sub, Inc., Reverb Holdings, Inc. and Fortis Advisors LLC, dated as of July 21, 2019	8-K	001-36911	2.01	7/22/2019
2.2	Agreement for the Sale and Purchase of the Share Capital of Depop Limited, dated June 2, 2021	10-Q	001-36911	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.2	4/21/2015
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	001-36911	4.1	3/14/2018
4.2	Form of Global Note, representing Etsy Inc.’s 0% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	3/14/2018
4.3	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.4	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-36911	4.2	9/23/2019
4.5	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.6	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36911	4.1	8/24/2020
4.7	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.6).	8-K	001-36911	4.2	8/24/2020
4.8	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.9	Description of Securities	10-K	001-36911	4.6	2/27/2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.10	Indenture, dated as of June 11, 2021, between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	6/11/2021
4.11	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.10)	8-K	001-36911	4.2	6/11/2021
4.12	Form of Confirmation for 2021 Capped Cell Transactions	8-K	001-36911	99.1	6/11/2021
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019
10.3.2*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan	10-Q	001-36911	10.1	5/6/2021
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.5.1	First Amendment to Lease Agreement, effective as of October 1, 2021, among Etsy, Inc. and RFR/K 117 Adams Owner LLC and RFR/K 55 Prospect Owner LLC					X
10.6*	Letter Agreement between Etsy, Inc. and Josh Silverman, dated May 2, 2017	10-Q	001-36911	10.1	8/7/2017
10.6.1*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
10.7*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.7.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8*	Employment offer letter between Etsy, Inc. and Michael Fisher, dated July 27, 2017	10-K	001-36911	10.11	3/1/2018
10.9*	Employment offer letter between Etsy, Inc. and Jill Simeone, dated January 6, 2017	10-K	001-36911	10.12	3/1/2018
10.10*	Letter Agreement between Etsy, Inc. and Raina Moskowitz dated March 5, 2018	10-Q	001-36911	10.1	5/7/2020
10.11*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.12*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.12.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.13*	Amended and Restated Compensation Program for Non-Employee Directors, effective January 1, 2018	10-K	001-36911	10.19.3	3/1/2018
10.13.1*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 18, 2020	10-K	001-36911	10.12.1	2/27/2020
10.13.2*	Amended and Restated Compensation Program for Non-Employee Directors, effective March 5, 2021	10-Q	001-36911	10.2	5/6/2021
10.14	Credit Agreement, dated as of February 25, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	5/9/2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14.1	Waiver to Credit Agreement, dated as of September 18, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	10/31/2019
10.14.2	Waiver to Credit Agreement dated as of August 18, 2020, between Etsy, Inc., Citibank, N.A. and the other parties thereto	10-Q	001-36911	10.1	10/29/2020
10.14.3	Consent under Credit Agreement, dated as of October 7, 2021, between Etsy, Inc., Citibank, N.A. and the other parties thereto					X
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2021, formatted in inline XBRL.***
*    Indicates a management contract or compensatory plan.
†    These certifications are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Etsy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
**    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***    The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETSY, INC.
Date: February 24, 2022	/s/ Merilee Buckley
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

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2022
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
/s/ Fred Wilson Fred Wilson	Chair	February 24, 2022
/s/ Andrew Ballard Andrew Ballard	Director	February 24, 2022
/s/ Marla Blow Marla Blow	Director	February 24, 2022
/s/ Gary Briggs Gary Briggs	Director	February 24, 2022
/s/ M. Michele Burns M. Michele Burns	Director	February 24, 2022
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 24, 2022
/s/ Melissa Reiff Melissa Reiff	Director	February 24, 2022
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 24, 2022