Form 10-Q
period 2022-03-31
ETSY INC
filed 2022-05-05
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of April 29, 2022 was 127,119,018.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
12		Notes to Condensed Consolidated Financial Statements
26	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
39	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
39	Item 4.	Controls and Procedures

Part II - Other Information
40	Item 1.	Legal Proceedings
40	Item 1A.	Risk Factors
71	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
71	Item 3.	Defaults Upon Senior Securities
71	Item 4.	Mine Safety Disclosures
71	Item 5.	Other Information
72	Item 6.	Exhibits
73		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “non-U.S. GMS,” “mobile GMS,” and “currency-neutral GMS growth.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the impact of our Offsite Ads offering on our future financial performance; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions and the potential benefits thereof; our intended environmental and social impacts; the global macroeconomic uncertainty, including additional or unforeseen impacts that the COVID-19 pandemic and general market, political, economic, and business conditions may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; changes in overall levels of consumer spending and e-commerce generally; and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Quarterly Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, global macroeconomic uncertainty, including additional or unforeseen effects from the COVID-19 pandemic and general market, political, economic, and business conditions, may amplify many of these risks.
Forward-looking statements represent our beliefs and assumptions only as of the date of this Quarterly Report. We disclaim any obligation to update forward-looking statements.
Summary Risk Factors
Our business is subject to numerous risks. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part II, Item 1A, “Risk Factors,” which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.
Financial Performance and Operational Risks Related to Our Business
•We experienced rapid growth during the early part of the pandemic, and we may not have the infrastructure, human resources, or operational resources or otherwise be able to sustain continued growth at our recent pace.
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
•Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical changes, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
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
•If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
•If we do not demonstrate progress against our environmental, social, and governance impact strategy (our “Impact strategy”) or if this strategy is not perceived to be adequate, our reputation could be harmed. Our reputation and the value of our brands may also be damaged if we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
•Expanding our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•Our recent acquisitions of Depop Limited (“Depop”) and Elo7 Serviços de Informática S.A. (“Elo7”) may create strains on our management, technology, and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$756,237	$780,196
Short-term investments	225,983	204,416
Accounts receivable, net of expected credit losses of $8,407 and $7,730 as of March 31, 2022 and December 31, 2021, respectively	20,645	27,266
Prepaid and other current assets	101,123	109,417
Funds receivable and seller accounts	191,149	220,206
Total current assets	1,295,137	1,341,501
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $169,358 and $157,043 as of March 31, 2022 and December 31, 2021, respectively	271,333	275,062
Goodwill	1,364,414	1,371,064
Intangible assets, net of accumulated amortization of $63,686 and $53,152 as of March 31, 2022 and December 31, 2021, respectively	595,305	607,170
Deferred tax assets	102,991	95,863
Long-term investments	61,612	85,034
Other assets	49,042	50,774
Total assets	$3,745,175	$3,831,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,734	$28,007
Accrued expenses	241,349	328,118
Finance lease obligations—current	2,455	2,418
Funds payable and amounts due to sellers	191,149	220,206
Deferred revenue	12,503	12,339
Other current liabilities	20,015	24,500
Total current liabilities	483,205	615,588
Finance lease obligations—net of current portion	108,857	110,283
Deferred tax liabilities	77,027	79,484
Long-term debt, net	2,276,480	2,275,418
Other liabilities	122,739	122,417
Total liabilities	3,068,308	3,203,190
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 126,969,418 and 127,022,118 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	127	127
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2022 and December 31, 2021)	—	—
Additional paid-in capital	672,486	631,762
Retained earnings	95,285	71,744
Accumulated other comprehensive loss	(91,031)	(75,014)
Total stockholders’ equity	676,867	628,619
Total liabilities and stockholders’ equity	$3,745,175	$3,831,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$579,266	$550,646
Cost of revenue	172,995	142,917
Gross profit	406,271	407,729
Operating expenses:
Marketing	154,280	151,204
Product development	89,476	53,706
General and administrative	78,200	52,182
Total operating expenses	321,956	257,092
Income from operations	84,315	150,637
Other income, net	1,672	7,091
Income before income taxes	85,987	157,728
Benefit (provision) for income taxes	122	(13,962)
Net income	$86,109	$143,766
Net income per share attributable to common stockholders:
Basic	$0.68	$1.14
Diluted	$0.60	$1.00
Weighted-average common shares outstanding:
Basic	127,149,293	126,214,735
Diluted	146,677,879	144,714,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$86,109	$143,766
Other comprehensive loss:
Cumulative translation adjustment	(14,703)	(11,064)
Unrealized losses on marketable securities, net of tax benefit of $418 and $80, respectively	(1,314)	(255)
Total other comprehensive loss	(16,017)	(11,319)
Comprehensive income	$70,092	$132,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	28,010	—	51,014	—	—	51,014
Exercise of vested options	250,345	—	3,394	—	—	3,394
Settlement of convertible senior notes, net of taxes	58	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	89,285	—	(13,684)	—	—	(13,684)
Stock repurchase	(420,398)	—	—	(62,568)	—	(62,568)
Other comprehensive loss	—	—	—	—	(16,017)	(16,017)
Net income	—	—	—	86,109	—	86,109
Balance as of March 31, 2022	126,969,418	$127	$672,486	$95,285	$(91,031)	$676,867
(1) Includes the partial payment of Depop deferred consideration.

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	20,976	—	—	20,976
Exercise of vested options	217,293	—	3,930	—	—	3,930
Settlement of convertible senior notes, net of taxes	625,022	1	(292)	—	—	(291)
Vesting of restricted stock units, net of shares withheld	107,322	—	(14,802)	—	—	(14,802)
Other comprehensive loss	—	—	—	—	(11,319)	(11,319)
Net income	—	—	—	143,766	—	143,766
Balance as of March 31, 2021	126,785,568	$127	$664,240	$24,775	$(5,368)	$683,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$86,109	$143,766
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	49,271	20,351
Depreciation and amortization expense	24,754	13,080
Provision for expected credit losses	3,109	4,601
Foreign exchange gain	(5,567)	(4,395)
Deferred benefit for income taxes	(10,517)	(3,068)
Other non-cash expense, net	3,321	1,455
Changes in operating assets and liabilities:
Current assets	32,195	(11,580)
Non-current assets	1,711	1,231
Current liabilities	(126,048)	(16,597)
Non-current liabilities	1,206	(379)
Net cash provided by operating activities	59,544	148,465
Cash flows from investing activities
Purchases of property and equipment	(3,212)	(526)
Development of internal-use software	(6,005)	(3,226)
Purchases of marketable securities	(76,416)	(268,972)
Sales and maturities of marketable securities	75,478	91,714
Net cash used in investing activities	(10,155)	(181,010)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(12,288)	(14,802)
Repurchase of stock	(62,568)	—
Proceeds from exercise of stock options	3,394	3,930
Payment of debt issuance costs	(25)	(25)
Settlement of convertible senior notes	(5)	(27,319)
Payments on finance lease obligations	(1,598)	(2,421)
Other financing, net	807	1,259
Net cash used in financing activities	(72,283)	(39,378)
Effect of exchange rate changes on cash	(1,065)	(8,498)
Net decrease in cash, cash equivalents, and restricted cash	(23,959)	(80,421)
Cash, cash equivalents, and restricted cash at beginning of period	785,537	1,249,440
Cash, cash equivalents, and restricted cash at end of period	$761,578	$1,169,019

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental non-cash disclosures:
Deferred consideration	$3,822	$—
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$3,961	$954
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2022	2021
Beginning balance:
Cash and cash equivalents	$780,196	$1,244,099
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$785,537	$1,249,440

Ending balance:
Cash and cash equivalents	$756,237	$1,163,678
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$761,578	$1,169,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 12, 2021, Etsy acquired all of the issued share capital of Depop Limited (“Depop”) pursuant to a share purchase, and on July 2, 2021, Etsy acquired all the outstanding shares of Elo7 Serviços de Informática S.A. (“Elo7”) by means of a merger. The financial results of Depop and Elo7 have been included in Etsy’s condensed consolidated financial statements from the respective dates of acquisition. See “Note 5—Business Combinations.”
Reclassification
Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation reflected in the condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for the periods presented have been reflected in the condensed consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of March 31, 2022, the effects of global macroeconomic uncertainty, including the ongoing COVID-19 pandemic and general market, political, and economic conditions, on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketplace revenue	$427,691	$413,642
Services revenue	151,575	137,004
Revenue	$579,266	$550,646
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2022 that was included in the deferred balance at January 1, 2022 was $11.8 million.

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
For the three months ended March 31, 2022, the Company’s effective income tax rate was (0.1)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, the impact from foreign operations, and a benefit related to a research and development tax credit, partially offset by state income taxes.
Although management believes its tax positions and related provisions reflected in the condensed consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $0.7 million in the three months ended March 31, 2022, from $28.8 million as of December 31, 2021 to $29.5 million as of March 31, 2022. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $28.4 million as of March 31, 2022. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $2.6 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$86,109	$143,766
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,592	784
Net income attributable to common stockholders—diluted	$87,701	$144,550

Denominator:
Weighted-average common shares outstanding—basic	127,149,293	126,214,735
Dilutive effect of assumed conversion of options to purchase common stock	3,303,488	4,405,537
Dilutive effect of assumed conversion of restricted stock units	1,509,044	2,311,459
Dilutive effect of assumed conversion of convertible senior notes (1)	14,716,054	11,782,955
Weighted-average common shares outstanding—diluted	146,677,879	144,714,686

Net income per share attributable to common stockholders—basic	$0.68	$1.14
Net income per share attributable to common stockholders—diluted	$0.60	$1.00
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2021 Notes, 2020 Notes, and the 2019 Notes, the “Notes”) were dilutive for the three months ended March 31, 2022 and March 31, 2021. The Company used the if-converted method when calculating the dilutive effect of the Notes for both the three months ended March 31, 2022 and March 31, 2021.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options	198,081	32,992
Restricted stock units	1,853,488	114,953
Total anti-dilutive securities	2,051,569	147,945

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition.
Depop Acquisition
On July 12, 2021, the Company acquired all of the issued share capital of Depop, an online global peer-to-peer fashion resale marketplace. The Company believes Depop extends its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.489 billion, net of cash acquired and (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition is recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards issued to certain Depop executives are also recorded as post-combination expense on a straight-line basis over the mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. See Note 11—Stock-Based Compensation for more information on these awards.
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
Depop Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities of Depop assumed as of July 12, 2021 (the date of acquisition) (in thousands):

	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$4,288
Property and equipment other	1,299	2-5
Developed technology	95,764	5
Trademark	249,820	20
Customer relationships	148,504	13
Goodwill	1,118,855	Indefinite
Current liabilities	(18,878)
Non-current liabilities (1)	(27,957)
Deferred tax liability, net	(78,872)
Total purchase price	$1,492,823
(1)Non-current liabilities are primarily related to non-income tax related contingency reserves.

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. The Company sees significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believes having a well-known local brand will help Etsy to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition are recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. See Note 11—Stock-Based Compensation for more information on these awards.
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
Elo7 Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of Elo7 as of July 2, 2021 (the date of acquisition) (in thousands):

	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$2,721
Developed technology	12,084	5
Trademark	22,187	15
Customer relationships	44,374	15
Goodwill	157,187	Indefinite
Non-current assets	2,412
Current liabilities	(3,406)
Non-current liabilities	(2,691)
Deferred tax liability, net	(22,727)
Total purchase price	$212,141
Acquisition-Related Expenses
Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $0.9 million for the three months ended March 31, 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020 (in thousands):

Three Months Ended March 31, 2021
Revenue	$573,407
Net income	133,465
The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisitions are not included in the pro forma results. For the three months ended March 31, 2021, the pro forma financial information excludes $0.1 million of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

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
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of March 31, 2022 and December 31, 2021.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2022
Cash	$196,005	$—	$—	$196,005	$196,005	$—	$—
Level 1
Money market funds	547,825	—	—	547,825	547,825	—	—
U.S. Government and agency securities	63,432	(290)	—	63,142	—	55,264	7,878
	611,257	(290)	—	610,967	547,825	55,264	7,878
Level 2
Certificate of deposit	21,317	(35)	7	21,289	2,166	19,123	—
Commercial paper	44,291	(100)	4	44,195	10,241	33,954	—
Corporate bonds	173,228	(1,852)	—	171,376	—	117,642	53,734
	238,836	(1,987)	11	236,860	12,407	170,719	53,734
	$1,046,098	$(2,277)	$11	$1,043,832	$756,237	$225,983	$61,612
December 31, 2021
Cash	$214,771	$—	$—	$214,771	$214,771	$—	$—
Level 1
Money market funds	556,427	—	—	556,427	556,427	—	—
U.S. Government and agency securities	60,311	(55)	11	60,267	—	52,632	7,635
	616,738	(55)	11	616,694	556,427	52,632	7,635
Level 2
Certificate of deposit	20,709	(7)	1	20,703	—	20,703	—
Commercial paper	25,235	(14)	1	25,222	8,998	16,224	—
Corporate bonds	192,727	(481)	10	192,256	—	114,857	77,399
	238,671	(502)	12	238,181	8,998	151,784	77,399
	$1,070,180	$(557)	$23	$1,069,646	$780,196	$204,416	$85,034

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of March 31, 2022.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government and agency securities aligned with the Company’s investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes. See “Note 8—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$988,204	$879,601	$987,729	$1,165,519
2020 Notes	643,536	645,724	643,237	862,774
2019 Notes	644,680	1,039,288	644,390	1,644,869
2018 Notes (1)	60	205	62	375
	$2,276,480	$2,564,818	$2,275,418	$3,673,537
(1)Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company agreed with the counterparties to the associated capped call instrument (the “2018 Capped Call Transactions”) that the 2018 Capped Call Transactions would remain outstanding with a maturity of March 2023 and there was no exchange of any consideration for such agreement. See “Note 8—Debt” for more information on the Company’s capped call transactions.
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 7—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2022	As of December 31, 2021
Pass-through marketplace tax collection obligation	$100,715	$136,360
Vendor accruals	91,441	115,593
Employee compensation-related liabilities	28,878	66,477
Taxes payable	20,315	9,688
Total accrued expenses	$241,349	$328,118

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,955	$60	$2,300,015
Unamortized debt issuance costs	11,796	6,464	5,275	—	23,535
Net carrying value	$988,204	$643,536	$644,680	$60	$2,276,480

	As of December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,958	$62	$2,300,020
Unamortized debt issuance costs	12,271	6,763	5,568	—	24,602
Net carrying value	$987,729	$643,237	$644,390	$62	$2,275,418
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2022, holders of the 2019 Notes and the remaining 2018 Notes are eligible to convert their 2019 Notes and 2018 Notes, respectively, and holders of the 2021 Notes and 2020 Notes are not eligible to convert their 2021 Notes and 2020 Notes, respectively, during the second quarter of 2022.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of March 31, 2022.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense	$1,100	$501	$496	$—	$2,097

	Three Months Ended March 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Total interest expense	$—	$502	$496	$32	$1,030
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 6—Fair Value Measurements” for more information regarding the fair value of the Notes.
Capped Call Transactions
The Company used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments (the 2018, 2019, 2020, and 2021 capped call instruments collectively referred to as the “Capped Call Transactions”) with certain financial institutions, initial purchasers, and/or their respective affiliates. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the respective Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The initial terms of the Company’s Capped Call Transactions are presented below:

Capped Call Transactions	Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 13, 2028	$340.42	100%
2020 Capped Call Transactions	September 1, 2027	327.83	150%
2019 Capped Call Transactions	October 1, 2026	148.63	150%
2018 Capped Call Transactions	March 1, 2023	52.76	100%

Etsy, Inc.
Notes to Consolidated Financial Statements
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
At March 31, 2022, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stockholders’ Equity
In December 2020, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $250 million of its common stock. As of March 31, 2022, the remaining amount available to be repurchased under this program was $64.6 million.
Effective May 3, 2022, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $600 million of its common stock. See “Note 12—Subsequent Events” for additional information.
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
The following table summarizes the Company’s cumulative share repurchase activity under the program approved in December 2020, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2022				$127,217
Repurchases of common stock for the three months ended:
March 31, 2022	420,398	$148.83	$62,574	(62,574)
Balance as of March 31, 2022	420,398	$148.83	$62,574	$64,643
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.
Note 11—Stock-Based Compensation
During the three months ended March 31, 2022, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,351,106 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 3, 2022. At March 31, 2022, 50,391,850 shares were authorized under the 2015 Plan and 32,708,915 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	3,506,721	$137.87
Granted	3,534,629	128.49
Vested	(164,608)	111.86
Forfeited/Canceled	(108,051)	173.93
Unvested at March 31, 2022	6,768,691	132.85
The total unrecognized compensation expense at March 31, 2022 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $817.3 million, which will be recognized over an estimated weighted-average amortization period of 3.40 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. The unrecognized compensation expense at March 31, 2022 related to these awards was $29.0 million, which will be recognized over an estimated weighted-average amortization period of 2.28 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
The total unrecognized compensation expense at March 31, 2022 related to the Company’s options was $22.0 million, which will be recognized over an estimated weighted-average amortization period of 2.48 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$4,191	$2,357
Marketing	3,632	1,367
Product development	21,397	9,784
General and administrative	20,051	6,843
Stock-based compensation expense	$49,271	$20,351

Note 12—Subsequent Events
The Company increased the seller transaction fee for the Etsy marketplace effective as of April 11, 2022 from 5% to 6.5%.
Additionally, effective May 3, 2022, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $600 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” We also believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” in our Annual Report, which we incorporate by reference.

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
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, while benefiting from shared expertise in product, marketing, technology, and customer support. The results of Elo7 and Depop, acquired on July 2, 2021 and July 12, 2021, respectively, are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition. Accordingly, our condensed consolidated financial statements for the first quarter of 2021 and related discussions of this period do not include the results of Depop and Elo7.
We generate revenue primarily from marketplace activities, including transaction, listing, and payments processing fees, and optional services, which include on-site advertising and shipping labels.

Our strategy is focused around:
•Building a sustainable competitive advantage - our “Right to Win;”
•Growing the Etsy marketplace in our seven core geographies; and
•Leveraging our marketplace expertise and playbook across our “House of Brands.”
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, sellers tools and education, and other areas support our strategy, which you can read more about in our Annual Report.
First Quarter 2022 Financial Highlights
As of March 31, 2022, our marketplaces connected 7.7 million active sellers and 95.1 million active buyers in nearly every country in the world. In the three months ended March 31, 2022, sellers generated GMS of $3.3 billion, approximately 66% of which came from purchases made on mobile devices. We are a global company and approximately 44% of our GMS in the three months ended March 31, 2022 came from transactions in which either a seller or a buyer or both was located outside of the United States.
Total revenue was $579.3 million in the three months ended March 31, 2022, driven by growth in both Services and Marketplace revenue. In the three months ended March 31, 2022, we recorded net income of $86.1 million, and non-GAAP Adjusted EBITDA of $159.2 million. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $982.2 million as of March 31, 2022. As of March 31, 2022, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2022, we had positive operating cash flows of $59.5 million.
Etsy Marketplace Transaction Fee Increase
On February 24, 2022 we announced an increase of our seller transaction fee from 5% to 6.5%, effective April 11, 2022. Our plan is to invest even more in making Etsy the best place to run a creative business. We expect to invest most of the incremental revenue from this fee increase in marketing, seller tools, and creating world-class customer experiences.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop and Elo7 have been included in our condensed consolidated financial results (“Consolidated”) from July 12, 2021 and July 2, 2021 (the respective dates of acquisition), respectively. Accordingly, our condensed consolidated financial results for the three months ended March 31, 2021 and related discussions of this period do not include the results of Depop and Elo7. We are providing Etsy.com standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended March 31,		% Growth (Decline) Y/Y
	2022	2021

	(in thousands, except percentages)
GMS (1)	$3,252,387	$3,143,172	3.5%
Revenue	$579,266	$550,646	5.2%
Marketplace revenue	$427,691	$413,642	3.4%
Services revenue	$151,575	$137,004	10.6%
Gross profit	$406,271	$407,729	(0.4)%
Operating expenses	$321,956	$257,092	25.2%
Net income	$86,109	$143,766	(40.1)%
Adjusted EBITDA (Non-GAAP)	$159,198	$184,068	(13.5)%
Adjusted EBITDA margin (Non-GAAP)	27%	33%	(600)	bps

Active sellers (2)	7,654	4,702	62.8%
Active buyers (2)	95,102	90,654	4.9%
Percent mobile GMS	66%	63%	300	bps
Percent non-U.S. GMS (1)	44%	42%	200	bps
(1)Consolidated GMS for the three months ended March 31, 2022 includes Etsy.com GMS of $2.8 billion. Percent non-U.S. GMS for Etsy.com for the three months ended March 31, 2022 was 45%.
(2)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 5.5 million and 89.1 million, respectively, as of March 31, 2022.
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

GMS increased $109.2 million to $3.3 billion in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This growth in GMS was primarily driven by our acquisitions of Depop and Elo7 in the third quarter of 2021, partially offset by a slight decline in GMS for the Etsy.com marketplace from the very high Etsy.com marketplace GMS in the first quarter of 2021. Etsy marketplace GMS performance was impacted by headwinds related to consumer discretionary spending, continued reopenings, and geopolitical events. As of March 31, 2022, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, grew slightly to 8.0 million, an increase of 1% compared to March 31, 2021. Additionally, on a consolidated basis we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended March 31,
	2022		2021

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS (1)	(16)%	12%	114%	15%
Existing Buyer GMS	7%	88%	136%	85%
(1)While new buyer GMS was down 16% year-over-year, the number of new buyers we acquired in the first quarter remains significantly elevated when compared to pre-pandemic levels.
The effects of global macroeconomic uncertainty, including the ongoing COVID-19 pandemic and general market, political, and economic conditions, may continue to impact our business in 2022. Our rate of growth decelerated in the first quarter of 2022 as compared to the rapid growth we experienced in 2021, which was driven at least in part by the pandemic-related shift to online purchasing. Our growth rate may continue to be impacted by macroeconomic factors beyond our control such as inflation, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as an anticipated deceleration in our rate of acquisition of new buyers, the effects of which may be offset to some extent by incremental GMS from our recent acquisitions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; and acquisition-related expenses. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
During the three months ended March 31, 2022, mobile GMS increased as a percentage of total GMS to approximately 66%, up from approximately 63% for the three months ended March 31, 2021.
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
For the three months ended March 31, 2022, non-U.S. GMS increased as a percentage of total GMS to approximately 44%, up from approximately 42% for the three months ended March 31, 2021. Non-U.S. GMS increased approximately 10% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, or approximately 14%, on a currency-neutral basis, driven by our non-U.S. domestic trade route, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. Non-U.S. domestic GMS grew by approximately 15% in the three months ended March 31, 2022 compared with the three months ended March 31, 2021, driven primarily by our acquisitions of Depop and Elo7 in the third quarter of 2021, partially offset by a decline in non-U.S. domestic GMS for the Etsy.com marketplace.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
March 31, 2022 (1)	3.5%	4.8%	(1.3)%	3.5%	4.8%	(1.3)%
December 31, 2021 (1)	16.5%	16.9%	(0.4)%	31.2%	29.6%	1.6%
September 30, 2021 (1)	17.9%	16.6%	1.3%	39.2%	36.5%	2.7%
June 30, 2021	13.1%	10.2%	2.9%	53.0%	49.5%	3.5%
March 31, 2021	132.3%	127.5%	4.8%	132.3%	127.5%	4.8%
(1) Includes the acquisitions of Depop and Elo7, which occurred during the third quarter of 2021.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of line items as a percentage of revenue for those periods. Our results include the operations of Elo7 since July 2, 2021 and Depop since July 12, 2021 (the respective dates of acquisition). Accordingly, our condensed consolidated financial results for the three months ended March 31, 2021 and related discussions of this period do not include the results of Depop and Elo7. The period-to-period comparison of historical financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue:
Marketplace	$427,691	$413,642
Services	151,575	137,004
Total revenue	579,266	550,646
Cost of revenue	172,995	142,917
Gross profit	406,271	407,729
Operating expenses:
Marketing	154,280	151,204
Product development	89,476	53,706
General and administrative	78,200	52,182
Total operating expenses	321,956	257,092
Income from operations	84,315	150,637
Other income, net	1,672	7,091
Income before income taxes	85,987	157,728
Benefit (provision) for income taxes	122	(13,962)
Net income	$86,109	$143,766

	Three Months Ended March 31,
	2022	2021
Revenue:
Marketplace	73.8%	75.1%
Services	26.2	24.9
Total revenue	100.0	100.0
Cost of revenue	29.9	26.0
Gross profit	70.1	74.0
Operating expenses:
Marketing	26.6	27.5
Product development	15.4	9.8
General and administrative	13.5	9.5
Total operating expenses	55.6	46.7
Income from operations	14.6	27.4
Other income, net	0.3	1.3
Income before income taxes	14.8	28.6
Benefit (provision) for income taxes	—	(2.5)
Net income	14.9%	26.1%

Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$427,691	$413,642	$14,049	3.4%
Percentage of total revenue	73.8%	75.1%
Services	$151,575	$137,004	$14,571	10.6%
Percentage of total revenue	26.2%	24.9%
Total revenue	$579,266	$550,646	$28,620	5.2%
Revenue increased $28.6 million to $579.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, of which 73.8% consisted of Marketplace revenue and 26.2% consisted of Services revenue.
Marketplace revenue increased $14.0 million to $427.7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This growth was substantially all due to an increase in the volume of GMS for the three months ended March 31, 2022 to a total of $3.3 billion. The growth in volume of GMS was primarily due to our acquisitions of Depop and Elo7 which is reflected in the first quarter of 2022, partially offset by a slight decline in GMS for the Etsy.com marketplace.
Within the increase in volume of GMS, transaction fee revenue increased 4.7% and payments revenue increased 1.7% year-over-year. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% for both the three months ended March 31, 2022 and 2021.
Services revenue increased $14.6 million to $151.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The growth in Services revenue was primarily driven by an increase of 13.7% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to an increase in average price per click and higher click volume on Etsy Ads.
Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$172,995	$142,917	$30,078	21.0%
Percentage of total revenue	29.9%	26.0%
Cost of revenue increased $30.1 million to $173.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the amortization of developed technology, payments processing fees, and employee compensation-related expenses associated with the Depop and Elo7 acquisitions. The increase was also due to cloud-related hosting and bandwidth costs for the Etsy marketplace, and to a lesser extent, outsourced customer support expenses.

Operating Expenses
There were a total of 2,576 employees worldwide on March 31, 2022, compared with 1,508 employees worldwide on March 31, 2021 and 2,402 employees worldwide on December 31, 2021. March 31, 2022 and December 31, 2021 include employees from the acquisitions of Depop and Elo7. We expect an increase in employee-related expenses, including stock-based compensation, in future periods driven by headcount growth, including increases related to the acquisitions of Depop and Elo7, and the issuance of equity awards as part of our compensation strategy.
Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Marketing	$154,280	$151,204	$3,076	2.0%
Percentage of total revenue	26.6%	27.5%
Marketing expenses increased $3.1 million to $154.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by amortization of acquired intangible assets, digital marketing expenses, and employee compensation-related expenses associated with the Depop and Elo7 acquisitions. To a lesser extent the increase is also driven by TV ad campaigns in Germany and the United Kingdom. These increases were offset in large part by an overall decrease in digital marketing costs as we decreased search engine marketing spend which dynamically adjusts with demand, and this decrease was partially offset by an increase in performance social media marketing spend. Paid GMS was 18% of overall GMS in the three months ended March 31, 2022, down from paid GMS of 21% in the three months ended March 31, 2021.
Product development

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Product development	$89,476	$53,706	$35,770	66.6%
Percentage of total revenue	15.4%	9.8%
Product development expenses increased $35.8 million to $89.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the first quarter of 2022.
General and administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative	$78,200	$52,182	$26,018	49.9%
Percentage of total revenue	13.5%	9.5%
General and administrative expenses increased $26.0 million to $78.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the first quarter of 2022.

Other Income, net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Other income, net	$1,672	$7,091	$(5,419)	(76.4)%
Percentage of total revenue	0.3%	1.3%
Other income, net was $1.7 million in the three months ended March 31, 2022, which decreased $5.4 million from other income, net of $7.1 million in the three months ended March 31, 2021. The decrease was primarily driven by less favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus more favorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances. Additionally, interest expense increased primarily due to the issuance of the 2021 Notes in the second quarter of 2021, and the amendment of the Brooklyn headquarters lease in the fourth quarter of 2021.
Benefit (Provision) for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$122	$(13,962)	$14,084	(100.9)%
Percentage of total revenue	—%	(2.5)%
Our income tax benefit and provision for the three months ended March 31, 2022 and 2021 was $0.1 million and $14.0 million, respectively.
The primary drivers of our income tax benefit for the three months ended March 31, 2022 were tax benefits from employee stock-based compensation of $10.4 million, partially offset by tax expense of $10.1 million on income before income taxes.
The primary driver of our income tax provision for the three months ended March 31, 2021 was tax expense of $27.8 million on income before income taxes, partially offset by tax benefits from employee stock-based compensation of $13.4 million.

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands, except percentages)
Net income	$86,109	$143,766
Excluding:
Interest and other non-operating expense, net (1)	3,290	706
(Benefit) provision for income taxes (2)	(122)	13,962
Depreciation and amortization (3)	24,754	13,080
Stock-based compensation expense (4)	49,271	20,351
Foreign exchange gain (5)	(4,962)	(7,797)
Acquisition-related expenses (6)	858	—
Adjusted EBITDA	$159,198	$184,068
Divided by:
Revenue	$579,266	$550,646
Adjusted EBITDA margin	27%	33%
(1)Included in the increase in interest and other non-operating expense, net is primarily interest expense related to the 2021 Notes and the Brooklyn headquarters lease, which was amended in the fourth quarter of 2021.
(2)See “Results of Operations—Benefit (Provision) for Income Taxes” for more information on the fluctuation in (benefit) provision for income taxes in the three months ended March 31, 2022 and 2021.
(3)Included in the increase in depreciation and amortization is amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7 which is reflected in the three months ended March 31, 2022.
(4)The increase in stock-based compensation expense is primarily driven by headcount growth, including increases related to the acquisitions of Depop and Elo7. See Part I, Item 1, “Note 11—Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Condensed Consolidated Statements of Operations by financial statement line item classification.
(5)See “Results of Operations—Other Income, net” for more information on the fluctuation in foreign exchange gain for the three months ended March 31, 2022 and 2021.
(6)Acquisition-related expenses for the three months ended March 31, 2022 related to our acquisitions of Depop and Elo7. See Part I, Item 1, “Note 5—Business Combinations” for further information.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $982.2 million as of March 31, 2022. Additionally, we have $61.6 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the three months ended March 31, 2022, we had positive operating cash flows of $59.5 million. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of March 31, 2022
(in thousands)
Cash and cash equivalents	$756,237
Short-term investments	225,983
Long-term investments	61,612
Total cash and cash equivalents, and short- and long-term investments	$1,043,832
Net working capital	$811,932
As of March 31, 2022, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of March 31, 2022 we had four outstanding series of convertible senior notes, and collectively the net carrying value is $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended March 31, 2022, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the second quarter of 2022 and holders of the 2021 Notes and 2020 Notes are not eligible to convert their Notes during the second quarter of 2022.
We also have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At March 31, 2022, we did not have any borrowings under the 2019 Credit Agreement.
See Part I, Item 1, “Note 8—Debt” for more information on the Notes and the 2019 Credit Agreement.
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

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cash provided by (used in):
Operating activities	$59,544	$148,465
Investing activities	(10,155)	(181,010)
Financing activities	(72,283)	(39,378)
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
Net cash provided by operating activities was $59.5 million in the three months ended March 31, 2022, primarily driven by cash net income of $150.5 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $90.9 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net cash provided by operating activities was $148.5 million in the three months ended March 31, 2021, primarily driven by cash net income of $175.8 million as a result of revenue generated on our platforms and changes in our operating assets and liabilities that used $27.3 million in cash, primarily driven by payment timing of payables in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of sales and purchases of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $10.2 million in the three months ended March 31, 2022. This was primarily attributable to $9.2 million in capital expenditures, including $6.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms.
Net cash used in investing activities was $181.0 million in the three months ended March 31, 2021. This was primarily attributable to net purchases of marketable securities of $177.3 million and $3.8 million in capital expenditures, including $3.2 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock, settlement of convertible senior notes, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash used in financing activities was $72.3 million in the three months ended March 31, 2022. This was primarily attributable to stock repurchases of $62.6 million and payment of tax obligations on vested equity awards of $12.3 million.
Net cash used in financing activities was $39.4 million in the three months ended March 31, 2021. This was primarily attributable to the conversion of $27.3 million of the 2018 Notes and payment of tax obligations on vested equity awards of $14.8 million, partially offset by proceeds from the exercise of stock options of $3.9 million.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of global macroeconomic uncertainty, including the ongoing COVID-19 pandemic and general market, political, and economic conditions, on our results of operations, cash flows, and financial position are uncertain; however we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Our actual results could differ from these estimates.
There have been no significant changes to our critical accounting policies and estimates included in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2022, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 2, 2021 we acquired Elo7 Serviços de Informática S.A. (“Elo7”) and on July 12, 2021 we acquired Depop Limited (“Depop”). In our Annual Report, we excluded Elo7 and Depop from our evaluation of internal control over financial reporting. We are in the process of incorporating the internal controls and procedures of Elo7 and Depop into our assessment of and report on internal control over financial reporting as of December 31, 2022.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 9—Commitments and Contingencies—Legal Proceedings.”
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Condensed Consolidated Financial Statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition, or results of operations. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Quarterly Report. For more information, see the “Note Regarding Forward-Looking Statements.”
Operational Risks Related to Our Business
We experienced rapid growth during the early part of the pandemic, and we may not have the infrastructure, human resources, or operational resources or otherwise be able to sustain continued growth at our recent pace.
We experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency during 2020. Our revenue growth may not be sustainable. While our growth continued in 2021 and the first quarter of 2022, our rate of growth decelerated as compared to the rapid growth we experienced in 2020, which was driven at least in part by the pandemic-related shift to online purchasing, and we saw a slight decline in GMS for the Etsy.com marketplace from the very high Etsy.com marketplace GMS in the first quarter of 2021. Our growth rate may continue to be impacted by macroeconomic factors beyond our control such as inflation, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as an anticipated deceleration in our rate of acquisition of new buyers. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our current and future growth.
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
If we do not continue to manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may continue to decelerate for a number of reasons, including as a result of geopolitical events, global macroeconomic uncertainty, the abatement of the COVID-19 pandemic, and other factors described elsewhere in these Risk Factors. For further information about the rate of revenue and GMS growth, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on growth rates of prior periods as an indication of our future performance.

The unprecedented, ongoing COVID-19 pandemic has impacted our GMS and results of operations, and the pandemic may continue to impact our GMS or our results of operations in numerous volatile and unpredictable ways.
Uncertainty caused by the ongoing COVID-19 pandemic has impacted and may continue to impact the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. While COVID-19 vaccination efforts are ongoing, the timing, speed, acceptance, and efficacy of vaccinations along with the potential for restrictions on movement and closures vary from location to location, continues to evolve and, to varying degrees across locations, still remains unpredictable. In addition, the COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets and have at points adversely affected, and could again adversely affect, demand for products sold in our marketplaces. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The COVID-19 pandemic has also disrupted the global supply chain, and various preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down or become more expensive, our GMS and revenue could be negatively impacted.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures and re-openings, stimulus checks, and “stay at home” practices or mandates. It is also difficult to predict how our business might be impacted by changing consumer spending patterns as the pandemic runs its course. Competition has begun to intensify as buyers return to traditional brick and mortar retail stores. This has likely driven some near term spending shifts back to traditional retail, and we are currently unable to predict whether this will persist going forward. In addition, economic conditions have generated pressure on consumer discretionary spending. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, consumer confidence in future economic conditions, and any future stimulus checks. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages impacting our communities of sellers and the economy as a whole, consumer spending habits could be adversely affected, and we could experience lower than expected GMS, revenue, net income, and Adjusted EBITDA.
We moved to a fully remote work environment due to the COVID-19 pandemic and have recently transitioned to a hybrid work environment where a sizable portion of our workforce will remain fully remote. It is possible that these arrangements could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations in whole or in part and we continue to operate under a hybrid work model, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. Such disruptions may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.
The uncertainty around the duration of business disruptions, and consumers’ responses to these developments, may adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the initial phases of the pandemic. The full extent of the COVID-19 pandemic’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the timing, acceptance, and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of uncertainty or changing spending patterns resulting from the COVID-19 pandemic, the impact or the waning of the impact of any government actions, geopolitical events, such as the crisis in Ukraine, the seasonality of market transactions, and our sellers’ use of services;
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
•adverse economic and market conditions, including those related to the current COVID-19 pandemic, currency fluctuations, rapidly rising inflation, supply shortages, and adverse global events;
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
On May 4, 2022, we provided guidance for the second quarter of 2022. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the impact of the COVID-19 pandemic and its duration, particularly as SARS-CoV-2 variants spread, COVID-19 vaccines and therapies become widely available, and restrictions on movement are lifted or reinstated, future consumer spending patterns, and the associated economic uncertainty on our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, geopolitical events, such as the crisis in Ukraine, and rising inflation, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of the pandemic, lifting or imposition of restrictions on movement in various regions and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the ongoing COVID-19 pandemic will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of the COVID-19 pandemic, the efficacy of vaccines, and the impacts of current or new variants of the SARS-CoV-2 virus, as well as geopolitical events, we may continue to provide more limited quarterly guidance, as we did in 2020 and 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inactions by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, state actors, and cyber terrorists. While we are investing in recovery systems, security and access controls, and assessments of our vendors’ security for us and our recently acquired subsidiaries, these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach.
We moved to a fully remote work environment due to the COVID-19 pandemic and have recently transitioned to a hybrid work environment where a sizable portion of our workforce will remain fully remote. In addition, the industry is generally moving to online remote infrastructure for core work. As a result, we and our partners may be more vulnerable to cyber attacks.
In addition, we have experienced in the past, and may experience in the future, technology disruptions, cyber incidents, and security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third party service provider technical issues, vulnerabilities, or employees. As in the past, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.
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
Our production systems rely on internal technology, along with cloud services and software provided by our third-party service providers (and other entities in our supply chain). In the event of a cyber-incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-incidents if insufficiently distributed across locations, not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers (and other entities in our supply chain) experience security breaches that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
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
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations. We have migrated Etsy.com’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb, Depop, and Elo7 rely on Amazon Web Services for some business operations, and those marketplaces are thus subject to analogous risks.
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of active buyers, although in recent quarters we have seen the growth rate decelerate on a year-over-year basis. We have also seen a higher than recent historic growth rate of new sellers. If we lose a significant number of those buyers, or sellers, due to the abatement of pandemic restrictions, increased seller fees, pressure on consumer discretionary spending or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at recent levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.
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
As our marketplaces grow, our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. While we regularly update our processes for handling complaints and detecting policy violations, these processes are by their nature imperfect in a dynamic marketplace, and include risk to us, our sellers, and our buyers from both under-enforcement and over-enforcement.
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
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, infrastructure capacity continues to be impacted by the effects of the COVID-19 pandemic, and supply chain disruptions and shipping delays continue and may become more widespread. If buyers have a negative purchase experience, whether due to delay or other reasons, our reputation could be damaged.
Our business depends on third party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.
Our business operations are dependent upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, and network and mobile infrastructure providers. Any disruption in their services, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, could significantly harm our business.
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
Outside of the United States, governments of one or more countries have in the past and may continue to seek to censor content available on our platforms, attempt to apply their local requirements extra-territorially (including at times over lawful content), or may even attempt to block access to our platforms. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
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
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also dampen demand for cross-border purchases, which could impact GMS and revenue. For the three months ended March 31, 2022, approximately 72% of our GMS was denominated in U.S. dollars.

Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as natural disasters and other adverse weather and climate conditions, public health crises, supply chain disruptions, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. These events, if they occur, may impact buyer demand for discretionary goods, impact sellers’ ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.
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
•retaining qualified employees who support our mission and guiding principles, including employees of recently acquired companies such as Depop and Elo7, and continuing to do so in our hybrid work environment;
•continuing to find promotion opportunities to retain key employees for leadership positions;
•hiring employees in multiple locations globally, and building a diverse equitable and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, particularly in New York City, San Francisco, Dublin, and Chicago, is challenging and may be challenging in London, São Paulo, and Mexico City as well, as competition for engineering talent continues to increase rapidly. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock awards declines, particularly in this volatile macroeconomic environment, it may adversely affect our ability to recruit and retain highly skilled employees.
We have migrated to a hybrid work model in which a sizable portion of our workforce remains fully remote while others have returned to our offices with a flexible schedule. If our needs are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, we have in the past and may in the future need to engage in litigation, use of takedowns and similar procedures, or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-

commerce, and these changes may impact our ability to protect our intellectual property and defend against third party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, such as digital services taxes, or online sales taxes. In 2021, the administration of President Joseph R. Biden, as well as several members of Congress, through the fiscal budget reconciliation process, released proposed legislation that includes several significant modifications to key income tax provisions, as well as introduced new provisions, to the U.S. internal revenue code. The proposed legislation includes, among other things, an increase to U.S. tax on certain foreign earnings, an increase to the limitation of deductible interest expense, and an increase to the disallowance of a deduction for certain named executive officers’ compensation. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law would likely materially and adversely impact our income tax liability, deferred tax asset or liability balances, provision for income taxes, and effective tax rate. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework. Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
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
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination, may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.
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
While we have insurance coverage for many aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Our business has evolving risks that may be unpredictable. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third parties, legal defenses and immunities, indemnification agreements or limits on liability, which may be insufficient.
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
Depop’s growth and profitability depends on its ability to attract new buyers and sellers, expand internationally, and to compete effectively in new and existing markets.
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
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps, our understanding of the data and usage related to our services, or that give preferential treatment to competitive products;
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
We have acquired a number of businesses in the past, including our recent acquisitions of Depop and Elo7 in July 2021, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions or any partnerships, and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Any acquisitions or partnerships may result in unforeseen operational difficulties and expenditures associated with:
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
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring new buyers to the marketplace and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to iterate on and invest in our marketing strategies for each of our marketplaces, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for smaller platforms like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), and additional laws being passed or considered in U.S. States and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Similarly, the tools and processes in place with respect to Etsy’s recently acquired marketplaces, Elo7 and Depop, are not as sophisticated or mature as those used by Etsy. Shortcomings and errors in our ability to enforce our policies across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
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
We have developed an Impact strategy that focuses on growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in the Annual Report. As a result, our business may face heightened scrutiny for these activities. See “Business—ESG Reporting: Our Impact Goals, Strategy and Progress” in the Annual Report. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
Further, we purchase verified emissions reductions (“VERs”) and use renewable energy credits (“RECs”), including RECs arising from a 15 year virtual power purchase agreement expiring in 2034, to help balance our carbon and energy footprints. If the cost of VERs were to materially increase or we were required to purchase a significant number of additional RECs, our cost to obtain these offsets and/or credits could increase materially which could impact our ability to meet our public goals or our financial performance.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended March 31, 2022, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, respectively, and holders of the 2021 Notes and 2020 Notes are not eligible to convert their 2021 Notes and 2020 Notes, respectively, during the second quarter of 2022. See Part I, Item 1, “Note 8—Debt” for more information on the Notes.
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
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. Etsy expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. We also expect our suppliers to comply with our Supplier Code of Conduct. We expect that once we fully integrate Depop and Elo7 into our supply chain management program, Depop and Elo7 suppliers will also be subject to the Supplier Code of Conduct. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and we cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed.
We may be subject to claims that items listed by sellers in our marketplaces are counterfeit, infringing, illegal, harmful, or otherwise violate our policies.
We frequently receive communications alleging that items listed in our marketplaces, or other user-generated materials posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, as well as proactive tools and processes, and we believe such procedures are important to promote confidence in our marketplaces, along with both proactive and reactive anti-counterfeiting measures that we use and continue to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.
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
Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information. Compliance with these changing regulations has necessitated some specific product changes and has required additional compliance obligations for us and for our relationships with sellers, vendors, and other third parties.
In the European Union, the GDPR contains strict requirements for processing the personal data of individuals residing in the European Economic Area (“EEA”), Switzerland, and (in a form frozen as of December 31, 2020 and as further separately domestically amended), the United Kingdom. The GDPR seeks to harmonize the data protection regulations throughout these jurisdictions. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data controllers and data processors, greater rights for data subjects (requiring changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EEA, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. data subjects, data breach notification requirements, increased rules for online and email marketing, compliance requirements related to our sellers, vendors and third parties, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide communities of sellers. We may experience difficulty retaining or obtaining new E.U. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
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
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA, which will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023, and on March 24, 2022, the Utah Consumer Privacy Act (“UCPA”) was signed into law, which becomes effective on December 31, 2023. The CPA, CDPA and UCPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past few years, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, UCPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment in 2020 of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland was similarly deemed insufficient in September 2020. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”), continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and its subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision, and related European Commission guidance and updates to the SCCs, may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. In particular, on June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
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
We may not have adequate insurance coverage for security incidents or data breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Expanding our operations in Latin America and India may expose us to additional risks.
In July 2021, we acquired Elo7, which currently operates principally in Brazil. We also recently opened offices in Mexico and India. Each of these jurisdictions has a legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. In addition, the timing and impact of the COVID-19 pandemic has been materially different from jurisdiction to jurisdiction. If we are unable to manage these risks, it could adversely affect our business, financial performance, and growth. Further, the success of our Elo7 marketplace may be adversely affected by macroeconomic, social, and political conditions prevailing in Brazil and Latin America. Decreases in the growth rate, periods of negative growth, increases in inflation, persistent deflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange and capital controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws, anti-corruption laws, and regulations and other political, economic, or regulatory developments in or affecting Brazil and/or other parts of Latin America may affect the overall business environment and may, in turn, adversely impact Elo7’s financial condition and results of operations in the future or create obstacles to the successful integration of Elo7 into Etsy.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the recently enacted American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, product liability, and consumer protection. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States, and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s soon to be adopted Digital Markets Act (“DMA”) and Digital Services Act (“DSA”), and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France may directly impact our sellers, as well as impose compliance verification obligations on us. In the UK, the recently proposed Online Safety Bill (“OSB”) may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional protections on both illegal and legal but “harmful” content, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third party user content. This ranges from reform proposals impacting intellectual property laws such as the Digital Millennium Copyright Act § 512 et seq. or the Lanham Act (for trademarks and counterfeiting rules), to limits on user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230). As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected. We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or additional compliance hurdles on both us and our sellers. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
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
If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2021, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at the businesses we recently acquired or that we may in the future acquire, or if we identify a material weakness in our internal controls over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
In addition, our internal controls over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
For example, between January 1, 2021 and April 29, 2022, our common stock’s daily closing price on Nasdaq has ranged from a low of $93.19 to a high of $296.91. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2022, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the second quarter of 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 8—Debt” for more information on the Notes.
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
In late 2020, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million of our common stock, of which approximately $65 million remained available as of March 31, 2022. Our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $600 million of our common stock effective May 3, 2022. In addition, in connection with issuance of the 2021 Notes, our Board of Directors approved the repurchase of $180.0 million of our common stock and we used approximately $180.0 million of the net proceeds from the offering to repurchase approximately 1.1 million shares of our common stock at a purchase price equal to $170.21 (the last reported sale price per share of our common stock on June 8, 2021). There can be no assurance that either the June 2021 stock repurchases or any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Equity Securities.
During the three months ended March 31, 2022, we issued 28,010 shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
January 1 - 31	148,570	$183.54	116,997	$106,859
February 1 - 28	161,607	139.25	139,289	87,749
March 1 - 31	185,544	142.71	164,112	64,643
Total	495,721	153.82	420,398	64,643
(1)The total number of shares purchased includes 75,323 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions.
(3)In December 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $250 million of our common stock. The stock repurchase program has no expiration date. This table does not include the repurchase of up to an additional $600 million of our common stock pursuant to a program authorized by the Board effective May 3, 2022.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan					X
10.2*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 9, 2022					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X
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

ETSY, INC.
Date: May 4, 2022	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)