Form 10-Q
period 2022-06-30
ETSY INC
filed 2022-07-28
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of July 22, 2022 was 126,608,897.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
13		Notes to Condensed Consolidated Financial Statements
27	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
43	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
43	Item 4.	Controls and Procedures

Part II - Other Information
44	Item 1.	Legal Proceedings
44	Item 1A.	Risk Factors
76	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
76	Item 3.	Defaults Upon Senior Securities
76	Item 4.	Mine Safety Disclosures
76	Item 5.	Other Information
77	Item 6.	Exhibits
78		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments and the potential benefits thereof; our intended environmental and social impacts; the global macroeconomic uncertainty, including additional or unforeseen impacts that the COVID-19 pandemic and general market, political, economic, and business conditions may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; changes in overall levels of consumer spending and e-commerce generally; and volatility in the global economy. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
Financial Performance and Operational Risks Related to Our Business
•We experienced rapid growth during the early part of the pandemic, and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure, human resources, or operational resources or otherwise be able to support our recent growth.
•The ongoing, unprecedented COVID-19 pandemic has impacted, and may continue to impact, our GMS and could impact our results of operations in numerous volatile and unpredictable ways.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline. The price of our common stock has been and will likely continue to be volatile, and declines in the price of our common stock could subject us to litigation.
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
•Our business depends on access to third-party services, platforms, and infrastructure that we rely upon to maintain and scale our platforms.
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
•Our recent acquisitions of Depop Limited (“Depop”) and Elo7 Serviços de Informática S.A. (“Elo7”) have created and may continue to create strains on our management, technology, and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
•We may incur impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$758,874	$780,196
Short-term investments	247,816	204,416
Accounts receivable, net of expected credit losses of $7,568 and $7,730 as of June 30, 2022 and December 31, 2021, respectively	20,133	27,266
Prepaid and other current assets	112,855	109,417
Funds receivable and seller accounts	180,544	220,206
Total current assets	1,320,222	1,341,501
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $180,162 and $157,043 as of June 30, 2022 and December 31, 2021, respectively	261,697	275,062
Goodwill	1,269,155	1,371,064
Intangible assets, net of accumulated amortization of $71,546 and $53,152 as of June 30, 2022 and December 31, 2021, respectively	550,925	607,170
Deferred tax assets	105,331	95,863
Long-term investments	46,944	85,034
Other assets	47,485	50,774
Total assets	$3,607,100	$3,831,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,929	$28,007
Accrued expenses	218,029	328,118
Finance lease obligations—current	3,709	2,418
Funds payable and amounts due to sellers	180,544	220,206
Deferred revenue	11,873	12,339
Other current liabilities	17,818	24,500
Total current liabilities	449,902	615,588
Finance lease obligations—net of current portion	107,287	110,283
Deferred tax liabilities	68,639	79,484
Long-term debt, net	2,277,519	2,275,418
Other liabilities	122,458	122,417
Total liabilities	3,025,805	3,203,190
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 126,741,612 and 127,022,118 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	127	127
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	712,053	631,762
Retained earnings	106,241	71,744
Accumulated other comprehensive loss	(237,126)	(75,014)
Total stockholders’ equity	581,295	628,619
Total liabilities and stockholders’ equity	$3,607,100	$3,831,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$585,135	$528,900	$1,164,401	$1,079,546
Cost of revenue	171,421	148,969	344,416	291,886
Gross profit	413,714	379,931	819,985	787,660
Operating expenses:
Marketing	164,068	167,474	318,348	318,678
Product development	102,095	61,753	191,571	115,459
General and administrative	74,990	61,599	153,190	113,781
Total operating expenses	341,153	290,826	663,109	547,918
Income from operations	72,561	89,105	156,876	239,742
Other income (expense), net	601	(3,351)	2,273	3,740
Income before income taxes	73,162	85,754	159,149	243,482
(Provision) benefit for income taxes	(39)	12,500	83	(1,462)
Net income	$73,123	$98,254	$159,232	$242,020
Net income per share attributable to common stockholders:
Basic	$0.58	$0.77	$1.25	$1.91
Diluted	$0.51	$0.68	$1.11	$1.68
Weighted-average common shares outstanding:
Basic	127,088,053	126,977,990	127,171,302	126,659,372
Diluted	145,683,336	144,867,491	146,373,492	144,857,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$73,123	$98,254	$159,232	$242,020
Other comprehensive (loss) income:
Cumulative translation adjustment	(145,596)	2,714	(160,299)	(8,350)
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(159), $5, $(576), and $(75), respectively	(499)	18	(1,813)	(237)
Total other comprehensive (loss) income	(146,095)	2,732	(162,112)	(8,587)
Comprehensive (loss) income	$(72,972)	$100,986	$(2,880)	$233,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2022	126,969,418	$127	$672,486	$95,285	$(91,031)	$676,867
Stock-based compensation	—	—	63,997	—	—	63,997
Exercise of vested options	143,841	—	2,064	—	—	2,064
Settlement of convertible senior notes, net of taxes	101	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	319,244	1	(26,494)	—	—	(26,493)
Stock repurchase	(690,992)	(1)	—	(62,167)	—	(62,168)
Other comprehensive loss	—	—	—	—	(146,095)	(146,095)
Net income	—	—	—	73,123	—	73,123
Balance as of June 30, 2022	126,741,612	$127	$712,053	$106,241	$(237,126)	$581,295

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	28,010	—	115,011	—	—	115,011
Exercise of vested options	394,186	—	5,458	—	—	5,458
Settlement of convertible senior notes, net of taxes	159	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	408,529	1	(40,178)	—	—	(40,177)
Stock repurchase	(1,111,390)	(1)	—	(124,735)	—	(124,736)
Other comprehensive loss	—	—	—	—	(162,112)	(162,112)
Net income	—	—	—	159,232	—	159,232
Balance as of June 30, 2022	126,741,612	$127	$712,053	$106,241	$(237,126)	$581,295
(1) Includes the partial payment of Depop deferred consideration.

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$159,232	$242,020
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	113,628	47,791
Depreciation and amortization expense	49,781	26,065
Provision for expected credit losses	5,409	9,890
Foreign exchange gain	(10,164)	(3,306)
Deferred benefit for income taxes	(14,941)	(21,128)
Other non-cash expense, net	4,658	2,893
Changes in operating assets and liabilities:
Current assets	20,148	6,599
Non-current assets	2,437	3,756
Current liabilities	(147,535)	(41,225)
Non-current liabilities	2,645	(3,193)
Net cash provided by operating activities	185,298	270,162
Cash flows from investing activities
Purchases of property and equipment	(5,633)	(1,917)
Development of internal-use software	(11,567)	(7,084)
Purchases of marketable securities	(133,642)	(268,972)
Sales and maturities of marketable securities	124,370	197,770
Net cash used in investing activities	(26,472)	(80,203)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(39,787)	(56,493)
Repurchase of stock	(124,736)	(180,000)
Proceeds from exercise of stock options	5,458	8,037
Proceeds from issuance of convertible senior notes	—	1,000,000
Payment of debt issuance costs	(25)	(12,566)
Purchase of capped calls	—	(85,000)
Settlement of convertible senior notes	(32)	(43,853)
Payments on finance lease obligations	(3,188)	(4,887)
Other financing, net	(4,335)	72
Net cash (used in) provided by financing activities	(166,645)	625,310
Effect of exchange rate changes on cash	(13,503)	(5,486)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,322)	809,783
Cash, cash equivalents, and restricted cash at beginning of period	785,537	1,249,440
Cash, cash equivalents, and restricted cash at end of period	$764,215	$2,059,223

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$24,856	$8,063
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$8,708	$2,905
Deferred consideration (1)	$3,822	$—
(1) See “Note 11—Stock-Based Compensation” for more information on the settlement of deferred consideration.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2022	2021
Beginning balance:
Cash and cash equivalents	$780,196	$1,244,099
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$785,537	$1,249,440

Ending balance:
Cash and cash equivalents	$758,874	$2,053,882
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$764,215	$2,059,223

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of June 30, 2022, the effects of global macroeconomic uncertainty, including the ongoing COVID-19 pandemic and general market, political, and economic conditions, on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Interim Impairment Evaluation
During the quarter ended June 30, 2022, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that its goodwill, finite-lived intangible assets, and other long-lived assets were impaired (triggering event). Given the current macroeconomic conditions, including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and the resultant headwinds to our business and the global economy, the Company concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of June 30, 2022. The Company prepared a quantitative assessment for the Depop and Elo7 reporting units, including estimates of future revenue, net available cash flows, and the discount rate. The Company did not recognize any goodwill, finite-lived intangible assets, or other long-lived assets impairment as a result of this quantitative assessment for the three months ended June 30, 2022.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketplace revenue	$439,549	$395,463	$867,240	$809,105
Services revenue	145,586	133,437	297,161	270,441
Revenue	$585,135	$528,900	$1,164,401	$1,079,546
Effective April 11, 2022, the Etsy marketplace increased the seller transaction fee, included in marketplace revenue, from 5% to 6.5%.
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2022 that was included in the deferred balance at January 1, 2022 was $12.3 million.

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
For the six months ended June 30, 2022, the Company’s effective income tax rate was (0.1)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, the impact from foreign operations, and a benefit related to a research and development tax credit, partially offset by state income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $0.9 million in the six months ended June 30, 2022, from $28.8 million as of December 31, 2021 to $29.7 million as of June 30, 2022. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $28.8 million as of June 30, 2022. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $3.7 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$73,123	$98,254	$159,232	$242,020
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,591	934	3,183	1,718
Net income attributable to common stockholders—diluted	$74,714	$99,188	$162,415	$243,738

Denominator:
Weighted-average common shares outstanding—basic	127,088,053	126,977,990	127,171,302	126,659,372
Dilutive effect of assumed conversion of options to purchase common stock	2,809,359	4,164,254	3,096,439	4,284,047
Dilutive effect of assumed conversion of restricted stock units	1,069,916	1,734,872	1,389,722	2,026,843
Dilutive effect of assumed conversion of convertible senior notes (1)	14,716,008	11,990,375	14,716,029	11,887,238
Weighted-average common shares outstanding—diluted	145,683,336	144,867,491	146,373,492	144,857,500

Net income per share attributable to common stockholders—basic	$0.58	$0.77	$1.25	$1.91
Net income per share attributable to common stockholders—diluted	$0.51	$0.68	$1.11	$1.68
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2021 Notes, 2020 Notes, and the 2019 Notes, the “Notes”) were dilutive for the three and six months ended June 30, 2022 and June 30, 2021. The Company used the if-converted method when calculating the dilutive effect of the Notes for the three and six months ended June 30, 2022 and June 30, 2021.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	199,204	176,858	198,646	105,322
Restricted stock units	5,636,055	690,062	4,002,273	388,099
Total anti-dilutive securities	5,835,259	866,920	4,200,919	493,421

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
Depop Acquisition
On July 12, 2021, the Company acquired all of the issued share capital of Depop, an online global peer-to-peer fashion resale marketplace. The Company believes Depop extends its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.489 billion, net of cash acquired and (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition is recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards issued to certain Depop executives are also recorded as post-combination expense on a straight-line basis over the mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. See “Note 11—Stock-Based Compensation” for more information on these awards.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. The Company sees significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believes having a well-known local brand will help Etsy to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition are recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. See “Note 11—Stock-Based Compensation” for more information on these awards.
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
Acquisition-Related Expenses
Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $9.9 million for both the three and six months ended June 30, 2021.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$548,624	$1,122,031
Net income	85,408	218,873
The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisitions are not included in the pro forma results. For the three and six months ended June 30, 2021, the pro forma financial information excludes $14.1 million and $14.2 million, respectively, of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

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
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of June 30, 2022 and December 31, 2021.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2022
Cash	$266,330	$—	$—	$266,330	$266,330	$—	$—
Level 1
Money market funds (1)	554,367	—	—	554,367	483,605	75	—
U.S. Government and agency securities	65,105	(439)	—	64,666	—	56,827	7,839
	619,472	(439)	—	619,033	483,605	56,902	7,839
Level 2
Certificate of deposit	36,832	(119)	1	36,714	3,958	32,756	—
Commercial paper	42,590	(110)	4	42,484	4,981	37,503	—
Corporate bonds	162,021	(2,261)	—	159,760	—	120,655	39,105
	241,443	(2,490)	5	238,958	8,939	190,914	39,105
	$1,127,245	$(2,929)	$5	$1,124,321	$758,874	$247,816	$46,944
December 31, 2021
Cash	$214,771	$—	$—	$214,771	$214,771	$—	$—
Level 1
Money market funds	556,427	—	—	556,427	556,427	—	—
U.S. Government and agency securities	60,311	(55)	11	60,267	—	52,632	7,635
	616,738	(55)	11	616,694	556,427	52,632	7,635
Level 2
Certificate of deposit	20,709	(7)	1	20,703	—	20,703	—
Commercial paper	25,235	(14)	1	25,222	8,998	16,224	—
Corporate bonds	192,727	(481)	10	192,256	—	114,857	77,399
	238,671	(502)	12	238,181	8,998	151,784	77,399
	$1,070,180	$(557)	$23	$1,069,646	$780,196	$204,416	$85,034
(1)$70.7 million of money market funds were classified as funds receivable and seller accounts as of June 30, 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company evaluates fair value for each individual security in the investment portfolio. All investments in an unrealized loss position have been in an unrealized loss position for less than 12 months as of June 30, 2022.
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

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$988,679	$731,100	$987,729	$1,165,519
2020 Notes	643,834	507,455	643,237	862,774
2019 Notes	644,951	734,424	644,390	1,644,869
2018 Notes (1)	55	111	62	375
	$2,277,519	$1,973,090	$2,275,418	$3,673,537
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
Note 7—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2022	As of December 31, 2021
Vendor accruals	$92,143	$115,593
Pass-through marketplace tax collection obligation	81,604	136,360
Employee compensation-related liabilities	34,844	66,477
Taxes payable	9,438	9,688
Total accrued expenses	$218,029	$328,118

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,933	$55	$2,299,988
Unamortized debt issuance costs	11,321	6,166	4,982	—	22,469
Net carrying value	$988,679	$643,834	$644,951	$55	$2,277,519

	As of December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,958	$62	$2,300,020
Unamortized debt issuance costs	12,271	6,763	5,568	—	24,602
Net carrying value	$987,729	$643,237	$644,390	$62	$2,275,418
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2022, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes, and holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the third quarter of 2022.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2022.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2021 Notes	$1,100	$218	$2,200	$218
2020 Notes	502	501	1,003	1,003
2019 Notes	496	496	992	992
2018 Notes	—	12	—	44
Total interest expense	$2,098	$1,227	$4,195	$2,257
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
At June 30, 2022, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stockholders’ Equity
In December 2020, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $250 million of its common stock. The program was completed in July 2022.
Effective May 3, 2022, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $600 million of its common stock. There were no repurchases under this program in the second quarter of 2022.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2022				$127,217
Repurchases of common stock for the three months ended:
March 31, 2022	420,398	$148.83	$62,574	(62,574)
June 30, 2022	690,992	89.97	62,178	(62,178)
New Authorization as of May 3, 2022	—	—	—	600,000
Balance as of June 30, 2022	1,111,390	$112.23	$124,752	$602,465
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.
Note 11—Stock-Based Compensation
During the three and six months ended June 30, 2022, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,351,106 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 3, 2022. At June 30, 2022, 50,391,850 shares were authorized under the 2015 Plan and 32,300,240 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	3,506,721	$137.87
Granted	4,295,332	123.59
Vested	(704,211)	93.51
Forfeited/Canceled	(249,636)	153.64
Unvested at June 30, 2022	6,848,206	132.72
The total unrecognized compensation expense at June 30, 2022 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $794.5 million, which will be recognized over an estimated weighted-average amortization period of 3.25 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards will be settled by issuing shares of Etsy common stock on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on, or leading up to, the applicable vesting date. These awards will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at June 30, 2022 related to these awards was $25.9 million, which will be recognized over an estimated weighted-average amortization period of 2.04 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
Upon the departure of Depop's current Chief Executive Officer, expected to become effective in September 2022, unrecognized compensation expense as of June 30, 2022, as disclosed above, is expected to decrease by approximately $32 million, $19 million of which relates to unvested deferred consideration, and $13 million of which relates to unvested RSUs, including Financial PBRSUs. See “Note 12—Subsequent Event” for more information.
The total unrecognized compensation expense at June 30, 2022 related to the Company’s options was $19.7 million, which will be recognized over an estimated weighted-average amortization period of 2.27 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$6,265	$3,041	$10,456	$5,398
Marketing	5,837	2,170	9,469	3,537
Product development	33,153	13,459	54,550	23,243
General and administrative	19,102	8,770	39,153	15,613
Stock-based compensation expense	$64,357	$27,440	$113,628	$47,791

Note 12—Subsequent Event
On July 20, 2022, the Company announced that Kruti Patel Goyal, currently Etsy's Chief Product Officer, has been named Chief Executive Officer of Depop effective September 12, 2022, replacing Maria Raga who is stepping down to pursue personal ventures, but will remain with Depop in an advisory capacity until September 30, 2022 to facilitate a smooth transition. In connection with assuming the role of Chief Executive Officer of Depop, Ms. Patel Goyal will step down from her current role as Etsy's Chief Product Officer effective July 29, 2022 and Nick Daniel, currently Etsy's Vice President of Product Management, will assume the role of Chief Product Officer.

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
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, while benefiting from shared expertise in product, marketing, technology, and customer support. The results of Elo7 and Depop, acquired on July 2, 2021 and July 12, 2021, respectively, are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition. Accordingly, our condensed consolidated financial statements for the second quarter of 2021 and related discussions of this period do not include the results of Depop and Elo7.
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
Second Quarter 2022 Financial Highlights
As of June 30, 2022, our marketplaces connected 7.4 million active sellers and 93.9 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2022, sellers generated GMS of $3.0 billion and $6.3 billion, respectively, of which approximately 66% in each period came from purchases made on mobile devices. We are a global company and approximately 43% and 44%, respectively, of our GMS in the three and six months ended June 30, 2022 came from transactions in which either a seller or a buyer or both was located outside of the United States.
Total revenue was $585.1 million and $1.2 billion in the three and six months ended June 30, 2022, respectively, driven by growth in both Marketplace and Services revenue. In the three and six months ended June 30, 2022, we recorded net income of $73.1 million and $159.2 million, respectively, and non-GAAP Adjusted EBITDA of $162.7 million and $321.9 million, respectively. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of June 30, 2022. As of June 30, 2022, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2022, we had positive operating cash flows of $185.3 million.
Etsy Marketplace Transaction Fee Increase
Effective April 11, 2022, we increased our seller transaction fee from 5% to 6.5%, in alignment with our plan to invest even more in making Etsy the best place to run a creative business. We are investing most of the incremental revenue from this fee increase in marketing, seller tools, and creating world-class customer experiences.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop and Elo7 have been included in our condensed consolidated financial results (“Consolidated”) from July 12, 2021 and July 2, 2021 (the respective dates of acquisition), respectively. Accordingly, our condensed consolidated financial results for the three and six months ended June 30, 2021 and related discussions of this period do not include the results of Depop and Elo7. We are providing Etsy.com standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended June 30,		% (Decline) Growth Y/Y		Six Months Ended June 30,		% Growth (Decline) Y/Y
	2022	2021			2022	2021

	(in thousands, except percentages)
GMS (1)	$3,029,777	$3,041,490	(0.4)%		$6,282,164	$6,184,662	1.6%
Revenue	$585,135	$528,900	10.6%		$1,164,401	$1,079,546	7.9%
Marketplace revenue	$439,549	$395,463	11.1%		$867,240	$809,105	7.2%
Services revenue	$145,586	$133,437	9.1%		$297,161	$270,441	9.9%
Gross profit	$413,714	$379,931	8.9%		$819,985	$787,660	4.1%
Operating expenses	$341,153	$290,826	17.3%		$663,109	$547,918	21.0%
Net income	$73,123	$98,254	(25.6)%		$159,232	$242,020	(34.2)%
Adjusted EBITDA (Non-GAAP)	$162,704	$139,474	16.7%		$321,902	$323,542	(0.5)%
Adjusted EBITDA margin (Non-GAAP)	28%	26%	200	bps	28%	30%	(200)	bps

Active sellers (2)	7,403	5,233	41.5%		7,403	5,233	41.5%
Active buyers (2)	93,947	90,490	3.8%		93,947	90,490	3.8%
Percent mobile GMS	66%	63%	300	bps	66%	63%	300	bps
Percent non-U.S. GMS (1)	43%	41%	200	bps	44%	41%	300	bps
(1)Consolidated GMS for the three and six months ended June 30, 2022 includes Etsy.com GMS of $2.6 billion and $5.5 billion, respectively. Percent non-U.S. GMS for Etsy.com for the three and six months ended June 30, 2022 was 44% and 45%, respectively.
(2)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 5.3 million and 88.1 million, respectively, as of June 30, 2022.
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

GMS decreased $11.7 million to $3.0 billion and increased $97.5 million to $6.3 billion in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The slight decline in GMS between the three months ended June 30, 2022 and 2021 was primarily driven by a decrease in GMS for the Etsy.com marketplace, partially offset by our acquisitions of Depop and Elo7 in the third quarter of 2021. The growth in GMS between the six months ended June 30, 2022 and 2021 was primarily driven by our acquisitions of Depop and Elo7 in the third quarter of 2021, partially offset by a decline in GMS for the Etsy.com marketplace. Etsy.com marketplace GMS was down compared to the very high Etsy.com marketplace GMS for the first half of 2021. Consolidated GMS was impacted by macro headwinds including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events. As of June 30, 2022, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, declined slightly compared to June 30, 2021 to 7.8 million. Additionally, on a consolidated basis we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended June 30,
	2022		2021

	% (Decline) Growth Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)	(14)%	12%	(14)%	14%
Existing Buyer GMS	2%	88%	19%	86%

	Six Months Ended June 30,
	2022		2021

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS (1)	(15)%	12%	26%	14%
Existing Buyer GMS	4%	88%	59%	86%
(1)While new buyer GMS was down 14% and 15% year-over-year in the three and six months ended June 30, 2022, respectively, the number of new buyers we acquired in both the three and six months ended June 30, 2022 remains significantly elevated when compared to pre-pandemic levels.
Our growth may continue to be impacted in the second half of 2022 by macroeconomic factors beyond our control such as inflation, rising interest rates, foreign exchange rate volatility, pandemic related factors, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain induced gluts or shortages, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as anticipated further year-over-year declines in our acquisition of new buyers.
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
During both the three and six months ended June 30, 2022, mobile GMS increased as a percentage of total GMS to approximately 66%, up from approximately 63% for both the three and six months ended June 30, 2021.
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
For the three and six months ended June 30, 2022, non-U.S. GMS increased as a percentage of total GMS to approximately 43% and 44%, respectively, up from approximately 41% for both the three and six months ended June 30, 2021. Non-U.S. GMS increased approximately 5% and 8%, respectively, in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, or approximately 13% for both the three and six months ended June 30, 2022, on a currency-neutral basis, driven by our non-U.S. domestic trade route, which is GMS generated between a non-U.S. buyer and a non-U.S. seller both in the same country. Non-U.S. domestic GMS grew by approximately 18% and 16%, respectively, in the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021, respectively, driven primarily by our acquisitions of Depop and Elo7 in the third quarter of 2021, partially offset by a decline in non-U.S. domestic GMS for the Etsy.com marketplace.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2022 (1)	(0.4)%	2.6%	(3.0)%	1.6%	3.7%	(2.1)%
March 31, 2022 (1)	3.5%	4.8%	(1.3)%	3.5%	4.8%	(1.3)%
December 31, 2021 (1)	16.5%	16.9%	(0.4)%	31.2%	29.6%	1.6%
September 30, 2021 (1)	17.9%	16.6%	1.3%	39.2%	36.5%	2.7%
June 30, 2021	13.1%	10.2%	2.9%	53.0%	49.5%	3.5%
(1) Includes the acquisitions of Depop and Elo7, which occurred during the third quarter of 2021.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of line items as a percentage of revenue for those periods. Our results include the operations of Elo7 since July 2, 2021 and Depop since July 12, 2021 (the respective dates of acquisition). Accordingly, our condensed consolidated financial results for the three and six months ended June 30, 2021 and related discussions of this period do not include the results of Depop and Elo7. The period-to-period comparison of historical financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Marketplace	$439,549	$395,463	$867,240	$809,105
Services	145,586	133,437	297,161	270,441
Total revenue	585,135	528,900	1,164,401	1,079,546
Cost of revenue	171,421	148,969	344,416	291,886
Gross profit	413,714	379,931	819,985	787,660
Operating expenses:
Marketing	164,068	167,474	318,348	318,678
Product development	102,095	61,753	191,571	115,459
General and administrative	74,990	61,599	153,190	113,781
Total operating expenses	341,153	290,826	663,109	547,918
Income from operations	72,561	89,105	156,876	239,742
Other income (expense), net	601	(3,351)	2,273	3,740
Income before income taxes	73,162	85,754	159,149	243,482
(Provision) benefit for income taxes	(39)	12,500	83	(1,462)
Net income	$73,123	$98,254	$159,232	$242,020

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Marketplace	75.1%	74.8%	74.5%	74.9%
Services	24.9	25.2	25.5	25.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	29.3	28.2	29.6	27.0
Gross profit	70.7	71.8	70.4	73.0
Operating expenses:
Marketing	28.0	31.7	27.3	29.5
Product development	17.4	11.7	16.5	10.7
General and administrative	12.8	11.6	13.2	10.5
Total operating expenses	58.3	55.0	56.9	50.8
Income from operations	12.4	16.8	13.5	22.2
Other income (expense), net	0.1	(0.6)	0.2	0.3
Income before income taxes	12.5	16.2	13.7	22.6
(Provision) benefit for income taxes	—	2.4	—	(0.1)
Net income	12.5%	18.6%	13.7%	22.4%

Comparison of Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$439,549	$395,463	$44,086	11.1%
Percentage of total revenue	75.1%	74.8%
Services	$145,586	$133,437	$12,149	9.1%
Percentage of total revenue	24.9%	25.2%
Total revenue	$585,135	$528,900	$56,235	10.6%
Revenue increased $56.2 million to $585.1 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, of which 75.1% consisted of Marketplace revenue and 24.9% consisted of Services revenue.
Marketplace revenue increased $44.1 million to $439.5 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This growth was substantially due to the impact of the pricing update to increase our seller transaction fee for the Etsy.com marketplace from 5% to 6.5% beginning on April 11, 2022. To a lesser extent, the increase in marketplace revenue was due to our acquisitions of Depop and Elo7, which is reflected in the second quarter of 2022 and not in the prior year period. These increases were partially offset by an $11.7 million decrease in the volume of GMS for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decline in GMS for the Etsy.com marketplace. These drivers similarly impacted transaction fee revenue, which increased by 21.8%. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% in both the three months ended June 30, 2022 and 2021.
Services revenue increased $12.1 million to $145.6 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The growth in Services revenue was primarily driven by an increase of 12.1% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads and, to a lesser extent, an increase in average price per click.
Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$171,421	$148,969	$22,452	15.1%
Percentage of total revenue	29.3%	28.2%
Cost of revenue increased $22.5 million to $171.4 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by cloud-related hosting and bandwidth costs and employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the second quarter of 2022. Additionally, cost of revenue increased due to the amortization of developed technology associated with the Depop and Elo7 acquisitions.

Operating Expenses
There were a total of 2,722 employees worldwide on June 30, 2022, compared with 1,598 employees worldwide on June 30, 2021 and 2,402 employees worldwide on December 31, 2021. June 30, 2022 and December 31, 2021 include employees from the acquisitions of Depop and Elo7. We expect an increase in employee compensation-related expenses, including stock-based compensation, in future periods driven by headcount growth, including increases related to the acquisitions of Depop and Elo7, and the issuance of equity awards as part of our compensation strategy.
Marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Marketing	$164,068	$167,474	$(3,406)	(2.0)%
Percentage of total revenue	28.0%	31.7%
Marketing expenses decreased $3.4 million to $164.1 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily driven by a decrease in Etsy.com marketplace digital marketing costs, which dynamically adjusts with demand which has slowed due to unfavorable macroeconomic headwinds. This decrease was offset in part by direct marketing costs related to the acquisitions of Depop and Elo7 and in large part by both increased employee compensation-related expenses, including stock-based compensation, and by amortization of acquired intangible assets. The increase in employee compensation-related expenses was mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the second quarter of 2022. Paid GMS was 20% of overall GMS in the three months ended June 30, 2022, up from 19% in the three months ended June 30, 2021.
Product development

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Product development	$102,095	$61,753	$40,342	65.3%
Percentage of total revenue	17.4%	11.7%
Product development expenses increased $40.3 million to $102.1 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the second quarter of 2022.
General and administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative	$74,990	$61,599	$13,391	21.7%
Percentage of total revenue	12.8%	11.6%
General and administrative expenses increased $13.4 million to $75.0 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the second quarter of 2022. This increase was partially offset by a decrease in acquisition-related expenses associated with the Depop and Elo7 acquisitions which closed in July 2021.

Other income (expense), net

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Other income (expense), net	$601	$(3,351)	$3,952	(117.9)%
Percentage of total revenue	0.1%	(0.6)%
Other income, net was $0.6 million in the three months ended June 30, 2022, which increased $4.0 million from other expense, net of $3.4 million in the three months ended June 30, 2021. The increase in income was primarily driven by more favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus less favorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances. This was partially offset by interest expense, which increased primarily due to the issuance of the 2021 Notes in the second quarter of 2021, and the amendment of the Brooklyn headquarters lease in the fourth quarter of 2021.
(Provision) Benefit for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(39)	$12,500	$(12,539)	(100.3)%
Percentage of total revenue	—%	2.4%
Our income tax provision and benefit for the three months ended June 30, 2022 and 2021 was $0.0 million and $12.5 million, respectively.
The primary drivers of our income tax provision for the three months ended June 30, 2022 were tax expense on income before income taxes and state and local income taxes, partially offset by tax benefits from employee stock-based compensation of $3.3 million and a benefit related to research and development tax credits.
The primary drivers of our income tax benefit for the three months ended June 30, 2021 were tax benefits from employee stock-based compensation of $19.9 million and a benefit related to research and development tax credits of $2.8 million, partially offset by tax expense of $13.5 million on income before income taxes.

Comparison of Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$867,240	$809,105	$58,135	7.2%
Percentage of total revenue	74.5%	74.9%
Services	$297,161	$270,441	$26,720	9.9%
Percentage of total revenue	25.5%	25.1%
Total revenue	$1,164,401	$1,079,546	$84,855	7.9%
Revenue increased $84.9 million to $1.2 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, of which 74.5% consisted of Marketplace revenue and 25.5% consisted of Services revenue.
Marketplace revenue increased $58.1 million to $867.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This growth was substantially due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. To a lesser extent, the increase in marketplace revenue was due to an increase in the volume of GMS for the six months ended June 30, 2022 to a total of $6.3 billion. The growth in volume of GMS was primarily due to our acquisitions of Depop and Elo7 which is reflected in the six months ended June 30, 2022 and not in the prior year period, partially offset by a decline in GMS for the Etsy.com marketplace. These drivers similarly impacted transaction fee revenue, which increased by 13.0%. The share of Etsy.com GMS processed through our Etsy Payments platform was 92% for both the six months ended June 30, 2022 and 2021.
Services revenue increased $26.7 million to $297.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The growth in Services revenue was primarily driven by an increase of 12.9% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to an increase in average price per click and higher click volume on Etsy Ads.
Cost of Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$344,416	$291,886	$52,530	18.0%
Percentage of total revenue	29.6%	27.0%
Cost of revenue increased $52.5 million to $344.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by cloud-related hosting and bandwidth costs and employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the first half of 2022. Additionally, cost of revenue expenses increased due to the amortization of developed technology associated with the Depop and Elo7 acquisitions.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Marketing	$318,348	$318,678	$(330)	(0.1)%
Percentage of total revenue	27.3%	29.5%
Marketing expenses decreased $0.3 million to $318.3 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a decrease in Etsy.com marketplace digital marketing costs which dynamically adjusts with demand which has slowed due to unfavorable macroeconomic headwinds. This decrease was offset in part by direct marketing costs related to the acquisitions of Depop and Elo7 and in large part by increases in employee compensation-related expenses, including stock-based compensation, amortization of acquired intangible assets, and television ad campaign costs in the United States. The increase in employee compensation-related expenses was mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the first half of 2022. Paid GMS was 19% of overall GMS in the six months ended June 30, 2022, down from paid GMS of 20% in the six months ended June 30, 2021.
Product development

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Product development	$191,571	$115,459	$76,112	65.9%
Percentage of total revenue	16.5%	10.7%
Product development expenses increased $76.1 million to $191.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the six months ended June 30, 2022.
General and administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative	$153,190	$113,781	$39,409	34.6%
Percentage of total revenue	13.2%	10.5%
General and administrative expenses increased $39.4 million to $153.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, including an increase in headcount from the acquisitions of Depop and Elo7 included in the six months ended June 30, 2022. This increase was partially offset by a decrease in acquisition-related expenses associated with the Depop and Elo7 acquisitions which closed in July 2021.

Other Income, net

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Other income, net	$2,273	$3,740	$(1,467)	(39.2)%
Percentage of total revenue	0.2%	0.3%
Other income, net was $2.3 million in the six months ended June 30, 2022, which decreased $1.5 million from other income, net of $3.7 million in the six months ended June 30, 2021. The decrease was primarily driven by interest expense, which increased primarily due to the issuance of the 2021 Notes in the second quarter of 2021, and the amendment of the Brooklyn headquarters lease in the fourth quarter of 2021. This was partially offset by more favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances.
Benefit (Provision) for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$83	$(1,462)	$1,545	(105.7)%
Percentage of total revenue	—%	(0.1)%
Our income tax benefit and provision for the six months ended June 30, 2022 and 2021 was $0.1 million and $1.5 million, respectively.
The primary drivers of our income tax benefit for the six months ended June 30, 2022 were tax benefits from employee stock-based compensation of $13.8 million and a benefit related to research and development tax credits, partially offset by tax expense on income before income taxes.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
Net income	$73,123	$98,254	$159,232	$242,020
Excluding:
Interest and other non-operating expense, net (1)	2,557	1,079	5,847	1,785
Provision (benefit) for income taxes	39	(12,500)	(83)	1,462
Depreciation and amortization (2)	25,027	12,985	49,781	26,065
Stock-based compensation expense (3)	64,357	27,440	113,628	47,791
Foreign exchange (gain) loss	(3,158)	2,272	(8,120)	(5,525)
Acquisition-related expenses (4)	759	9,944	1,617	9,944
Adjusted EBITDA	$162,704	$139,474	$321,902	$323,542
Divided by:
Revenue	$585,135	$528,900	$1,164,401	$1,079,546
Adjusted EBITDA margin	28%	26%	28%	30%
(1)Included in the increase in interest and other non-operating expense, net is primarily interest expense related to the 2021 Notes and the Brooklyn headquarters lease, which was amended in the fourth quarter of 2021.
(2)Included in the increase in depreciation and amortization is amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7 which is reflected in the three and six months ended June 30, 2022.
(3)The increase in stock-based compensation expense is primarily driven by headcount growth, including increases related to the acquisitions of Depop and Elo7. See Part I, Item 1, “Note 11—Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements for disclosure of stock-based compensation expense included in the Condensed Consolidated Statements of Operations by financial statement line item classification.
(4)Acquisition-related expenses for the three and six months ended June 30, 2022 and June 30, 2021 related to our acquisitions of Depop and Elo7. See Part I, Item 1, “Note 5—Business Combinations” for further information.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of June 30, 2022. Additionally, we have $46.9 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the six months ended June 30, 2022, we had positive operating cash flows of $185.3 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of June 30, 2022
(in thousands)
Cash and cash equivalents	$758,874
Short-term investments	247,816
Long-term investments	46,944
Total cash and cash equivalents, and short- and long-term investments	$1,053,634
Net working capital	$870,320
As of June 30, 2022, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of June 30, 2022 we had four outstanding series of convertible senior notes, and collectively the net carrying value is $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended June 30, 2022, holders of the remaining 2018 Notes are eligible to convert their Notes during the third quarter of 2022 and holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the third quarter of 2022.
We also have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At June 30, 2022, we did not have any borrowings under the 2019 Credit Agreement.
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

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Cash provided by (used in):
Operating activities	$185,298	$270,162
Investing activities	(26,472)	(80,203)
Financing activities	(166,645)	625,310
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
Net cash provided by operating activities was $185.3 million in the six months ended June 30, 2022, primarily driven by cash net income of $307.6 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $122.3 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net cash provided by operating activities was $270.2 million in the six months ended June 30, 2021, primarily driven by cash net income of $304.2 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $34.1 million in cash, primarily driven by timing of payment of payables in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of purchases and sales of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $26.5 million in the six months ended June 30, 2022. This was primarily attributable to $17.2 million in capital expenditures, including $11.6 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms, and net purchases of marketable securities of $9.3 million.
Net cash used in investing activities was $80.2 million in the six months ended June 30, 2021. This was primarily attributable to net purchases of marketable securities of $71.2 million. In addition, investing activities included $9.0 million in capital expenditures, including $7.1 million for website development and internal-use software.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible notes, repurchases of common stock, payments related to capped call transactions, settlement of convertible senior notes, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash used in financing activities was $166.6 million in the six months ended June 30, 2022. This was primarily attributable to stock repurchases of $124.7 million and payment of tax obligations on vested equity awards of $39.8 million.
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
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates included in our Annual Report.
Valuation of Goodwill, Finite-Lived Intangible Assets, and Other Long-Lived Assets
Goodwill recorded represents the excess of the aggregate fair value of the consideration transferred for a business combination over the fair value of the assets acquired, net of liabilities assumed. It is subject to an annual impairment test, and if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment. A quantitative assessment for impairment requires management to use significant judgment and estimates, including estimates of future revenue, net available cash flows, as well as a discount rate, and a terminal growth rate. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact to our consolidated financial statements in future periods.
Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. To determine reporting unit fair value, we used the income approach. Under the income approach, we projected our future cash flows and discounted those cash flows to reflect their relative risk. The cash flows used were consistent with those we use in our internal planning, and reflect actual business trends experienced as well as our long-term business strategy for the reporting unit.
As of June 30, 2022, our balance of goodwill included approximately $979.5 million and $152.4 million of goodwill from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. As previously disclosed in our Annual Report for the year ended December 31, 2021, as of the annual impairment testing date in 2021, the quantitative analysis assumed that the purchase consideration for the Depop and Elo7 acquisitions approximated fair value of each of the respective reporting units given the proximity to the respective acquisition dates.
Due to current macroeconomic conditions, including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances, we performed a quantitative goodwill impairment test for the Depop and Elo7 reporting units’ goodwill, finite-lived intangible assets, and other long-lived assets as of June 30, 2022. For this quantitative analysis, we updated our projected cash flows based on current information and market assumptions, updated the discount rate used based on current market participant assumptions, and increased the discount rate used by 80 and 60 basis points as compared to the discount rate in our purchase price allocations at the time of the Depop and Elo7 acquisitions, respectively. The June 30, 2022 quantitative analysis estimated that the fair values of the Depop and Elo7 reporting units exceeded their carrying values by approximately 7% and 12%, respectively, and therefore no goodwill impairment was recognized for the three months ended June 30, 2022.
Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the Depop and Elo7 reporting units, which could result in potential impairment charges in subsequent periods, particularly since the quantitative assessment for the Depop and Elo7 reporting units estimated that their fair values exceeded their carrying values by approximately 7% and 12%, respectively. Additionally, an increase in the assumed discount rate by approximately 50 and 65 basis points for Depop and Elo7, respectively, or a decrease in the terminal growth rate by approximately 100 basis points for Depop and 150 basis points for Elo7, could require us to record an impairment charge to goodwill, finite-lived intangible assets, and/or other long-lived assets. Management intends to continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods. If we were to have an impairment it could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2022, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 2, 2021 we acquired Elo7 Serviços de Informática S.A. (“Elo7”) and on July 12, 2021 we acquired Depop Limited (“Depop”). In our Annual Report, we excluded Elo7 and Depop from our evaluation of internal control over financial reporting. We are in the process of incorporating any required internal controls and procedures over Elo7 and Depop into our assessment of and report on internal control over financial reporting as of December 31, 2022.

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
Operational Risks Related to Our Business
We experienced rapid growth during the early part of the pandemic, and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure, human resources, or operational resources or otherwise be able to support our recent growth.
We experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency during 2020. Our growth may not be sustainable. While our revenue growth continued in 2021 and the first half of 2022, our GMS declined slightly in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our growth may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, foreign exchange rate volatility, COVID-19 pandemic related factors, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain induced gluts or shortages, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as anticipated further year-over-year declines in our acquisition of new buyers. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and future growth.
Our rapid growth has made and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce often questionable intellectual property rights and/or alleged contractual rights. Our increased visibility has led and may continue to lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, even though principally focused on other large platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
If we do not continue to manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including as a result of geopolitical events, global macroeconomic uncertainty, the abatement of the COVID-19 pandemic, and other factors described elsewhere in these Risk Factors. For further information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on prior periods as an indication of our future performance.

The unprecedented, ongoing COVID-19 pandemic has impacted our GMS and results of operations, and the pandemic may continue to impact our GMS or our results of operations in numerous volatile and unpredictable ways.

Uncertainty caused by the ongoing COVID-19 pandemic has impacted and may continue to impact the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. The COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets and have at points adversely affected, and could again adversely affect, demand for products sold in our marketplaces. The COVID-19 pandemic has also disrupted the global supply chain. Despite the increased availability of COVID-19 vaccines, due to the continuing and evolving nature of the COVID-19 pandemic, the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, it is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic.

Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures and re-openings, stimulus checks, and “stay at home” practices or mandates. It is also difficult to predict how our business might be impacted by changing consumer spending patterns as the pandemic runs its course. Competition has continued to intensify as buyers return to traditional brick and mortar retail stores. This has likely driven some near term spending shifts back to traditional retail, and we are currently unable to predict whether this will persist going forward. In addition, economic conditions have generated pressure on consumer discretionary spending. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing and energy costs, the availability of consumer credit, consumer confidence in future economic conditions, and any future stimulus checks. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
We moved to a fully remote work environment due to the COVID-19 pandemic and have recently transitioned to a hybrid work environment where a sizable portion of our workforce will remain fully remote. It is possible that these arrangements could have a negative impact on our workplace culture and on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns.
The uncertainty around the duration of business disruptions, and consumers’ responses to these developments, may materially and adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the initial phases of the pandemic. The full extent of the COVID-19 pandemic’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of uncertainty or changing spending patterns resulting from the COVID-19 pandemic, inflation, rising interest rates, geopolitical events, such as the crisis in Ukraine, the seasonality of market transactions, and our sellers’ use of services;
•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, rapidly rising inflation, supply gluts or shortages, and adverse global events;
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown, and extreme volatility in the capital markets. Similarly, the ongoing crisis in Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions to the global supply chain and energy markets (collectively with the factors identified in the prior two sentences, the “Macroeconomic Conditions”). These Macroeconomic Conditions may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
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
We believe that our quarterly operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results and key metrics to fluctuate. You should not rely on quarter-to-quarter or any other period-to-period comparisons of our results of operations as an indication of future performance.
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
On July 27, 2022, we provided guidance for the third quarter of 2022. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of any shift of COVID-19 from pandemic to endemic, the broader Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and financial market conditions caused by any evolution of the COVID-19 pandemic to endemic, geopolitical events, such as the crisis in Ukraine, rising inflation, and rising interest rates, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the ongoing COVID-19 pandemic and recent Macroeconomic Conditions, and, as a result, the ultimate impacts of the COVID-19 pandemic, any shift from pandemic to endemic, and/or the Macroeconomic Conditions are highly uncertain and subject to change. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic, its evolution to endemic, and/or Macroeconomic Conditions will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Given the uncertainty surrounding the impacts and duration of the COVID-19 pandemic, the impacts of current or new variants of the SARS-CoV-2 virus, as well as the Macroeconomic Conditions we may continue to provide more limited quarterly guidance, as we did in 2020 and 2021. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
In addition, we have experienced in the past, and may experience in the future, technology disruptions, cyber incidents, and security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. As in the past, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.
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
We also rely on the security practices of our third-party service providers, which may be outside of our direct control. Additionally, some of our third-party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices, or, as has occurred from time to time in the past, experience a cyber incident or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers continue to operate in a partial or fully remote work environment and may, as a result, be more vulnerable to cyber attacks. Consequently, a security incident at any of such service providers or others in our supply chain could result in the loss, compromise, or unauthorized access to or disclosure of sensitive or personal data of our buyers or sellers.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
•disruptions or defects in our marketplaces, privacy or data security incidents, website outages, payment disruptions, or other incidents that impact the reliability of our platforms;
•lack of awareness of our policies or confusion about how they are applied;
•changes to our policies that members of our communities perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
•inadequacies in our House Rules, policies, and other or terms of use;
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels although in recent quarters we have seen the growth rate decelerate on a year-over-year basis and the number of active buyers on the Etsy marketplace has decreased slightly on a year-over-year basis. The number of active sellers also remains significantly above pre-pandemic levels. If we lose a significant number of those buyers, or sellers, due to the pressure on or shifts in consumer discretionary spending, increased seller fees, or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at recent levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences, which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. A shift in trends away from socially-conscious consumerism, second-hand fashion, or unique or vintage goods, could also make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift from brick and mortar retail to e-commerce does not continue, or the e-commerce gains experienced during the COVID-19 pandemic do not hold as the pandemic abates. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
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
Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. For example, infrastructure capacity continues to be impacted by the effects of the COVID-19 pandemic and Macroeconomic Conditions, and supply chain disruptions and shipping delays continue and may become more widespread. If buyers have a negative purchase experience, whether due to delay or other reasons, our reputation could be damaged.
Our business depends on third-party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.
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
Our business depends on third-party services, platforms and infrastructure that we rely upon to maintain and scale our platforms.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps.
Internet service providers, mobile network operators, or operating system providers have in the past, and may continue in the future, to place technical and policy restrictions on applications and platforms that use their services. They could also attempt to charge us for, or restrict our ability to access or provide access to certain platforms, features, or functionality that we use in our business. In addition, we could face discriminatory or anticompetitive practices that could impede both our and our sellers’ growth prospects, add friction and complexity to our platform, increase our costs, and harm our business. Any of these events could materially and adversely affect our business, financial performance, and growth.
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

Macroeconomic Conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the ongoing COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, and we have seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. The conflict in Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe. As the adverse effects of this conflict continue to develop, both in Europe and throughout the rest of the world, our buyers’ discretionary spending may be negatively impacted. In addition, as of April 2022, due to expanding sanctions and business restrictions, sellers in Belarus and Russia are unable to access our marketplaces. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, financial market fluctuations, and consumer confidence in future economic conditions. In March 2022, the Federal Reserve raised interest rates in response to concerns about inflation and it may raise interest rates again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the six months ended June 30, 2022, approximately 74% of our GMS was denominated in U.S. dollars.
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
•continuing ability to offer competitive compensation and benefits, including continuing to support the well-being of our employees as the legal landscape in the United States evolves;
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, we have in the past and may in the future need to engage in litigation, use of takedowns and similar procedures, or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our effective tax rate, results of operations and cash flows could be materially and adversely affected by additional taxes imposed on us prospectively or retroactively. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework.
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
We are dependent on widely-adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. In addition, we may not be able to deliver a rewarding experience, we may have limited access to, or we may be unable to invest significant time and resources towards, integration with and offering our services through new or updated devices, operating system versions, social networks, or search platforms (including Internet of Things (“IoT”) based or voice based platforms). If our solutions and integrations are ineffective or unavailable, such as when impacted or limited by a change imposed by a third-party platform, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. As a consequence, our sellers may choose to sell elsewhere, and our business may suffer.
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
The success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
•policy changes that interfere with, add tolls or costs to, or otherwise limit our ability to provide users with a full experience of our platforms, such as for our mobile apps or social network presence;
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
•changes to social networks that degrade the e-commerce functionality, features, or marketing of our services or our sellers’ shops and products; or
•implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features, or marketing of our services or our sellers’ shops and products.
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
Continued international expansion may also require significant financial investment. For example, Etsy is investing in growth opportunities in India, a dynamic market where we have limited operating experience, and acquired Elo7 which extends Etsy’s reach in Latin America. To facilitate continued international expansion, we plan to continue investing in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring additional companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
Our recent acquisitions of Depop and Elo7 have created and may continue to create strains on our management, technology, and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
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
We incurred significant non-recurring expenses in connection with our acquisition of Depop and, to a lesser extent, our acquisition of Elo7, including legal, accounting, filing, financial advisory, and integration planning and other expenses. Additionally, while we are operating Depop and Elo7 as stand-alone marketplaces, we may continue to incur significant expenses as we invest to grow their respective businesses and implement public company compliance policies and procedures (including effective internal control over financial reporting and disclosure controls and procedures, as well as information privacy controls).
Also, the success of the Depop and Elo7 acquisitions will depend, in part, on our ability to apply Etsy’s technological, marketing, and operational expertise to help scale their growth in a profitable, efficient, and effective manner, including maintaining relationships with their respective sellers, buyers, and third-party service providers. Because our business and the Depop and

Elo7 businesses differ in certain respects, we may not be able to manage these businesses smoothly or successfully and may experience difficulty in realizing the expected benefits of the acquisitions.
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
We may incur impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results
As of June 30, 2022, our balance of goodwill included approximately $979.5 million and $152.4 million of goodwill from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We review goodwill for impairment at least annually. Due to the current adverse Macroeconomic Conditions and resultant headwinds caused by them, we performed a quantitative impairment test for our Depop and Elo7 reporting units’ goodwill, finite-lived intangible assets, and other long-lived assets as of June 30, 2022, and no impairment was recorded as a result of such testing. Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the COVID-19 pandemic, adverse changes in applicable laws or regulations, challenges applying Etsy’s technological, marketing, and operational expertise to help scale the Depop and Elo7 marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations and could have a material adverse effect on our financial position and results of operations. In the event we are required to record a non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Goodwill.”
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for smaller platforms like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), and additional laws being passed or considered in U.S. States and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party and are implementing and enforcing similar policies at Depop and Elo7 as we integrate them into our marketplace policy program. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Similarly, the tools and processes in place with respect to Etsy’s recently acquired marketplaces, Elo7 and Depop, are not as sophisticated or mature as those used by the Etsy marketplace. Shortcomings and errors in our ability to enforce our policies across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
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
We have developed an Impact strategy that focuses on growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in the Annual Report. As a result, our business may face heightened scrutiny for these activities. See “Business—ESG Reporting: Our Impact Goals, Strategy and Progress” in the Annual Report. While selected metrics receive limited assurance from an independent third-party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended June 30, 2022, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes, and holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and 2019 Notes, respectively, during the third quarter of 2022. See Part I, Item 1, “Note 8—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s CCPA (which became effective January 1, 2020) and CPRA (effective January 1, 2023), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale of their personal information, and provides a private right of action and statutory damages for data breaches.
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA, which will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023; and on March 24, 2022, the Utah Consumer Privacy Act (“UCPA”) was signed into law, which becomes effective on December 31, 2023. The CPA, CDPA and UCPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past few years, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
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
In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment in 2020 of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland was similarly deemed insufficient in September 2020. While Etsy did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”), continuing changes to the rules related to cross-border transfers may nonetheless impede Etsy and our subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, another recent decision, and related European Commission guidance and updates to the SCCs, may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. In particular, on June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to occasional requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
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
The application of indirect taxes, such as sales and use tax, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain Etsy’s potential obligations, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade.
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, product liability, and consumer protection. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state by state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules worldwide against Etsy or our subsidiaries, and occasionally may subject us to inconsistent obligations across jurisdictions.
Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. For example, as described elsewhere in these Risk Factors, laws relating to privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements that are applicable to Etsy and our marketplaces.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s Digital Markets Act (“DMA”) and Digital Services Act (“DSA”) which are expected to become effective around early 2024, and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France may directly impact our sellers, as well as impose compliance verification obligations on us. In the UK, the Online Safety Bill (“OSB”) which continues through Parliament may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional protections on both illegal and legal but “harmful” content, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third-party user content. This ranges from reform proposals impacting intellectual property laws such as the Digital Millennium Copyright Act § 512 et seq. or the Lanham Act (for trademarks and counterfeiting rules), to limits on user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230). As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected. We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or additional compliance obligations on both us and our sellers. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, packaging and recycling requirements, seller certification and local representative requirements, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. We could also face regulatory challenges or be subject to allegations of discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. We may be subject to regulatory requests for information or testimony related to regulatory challenges of third parties, such as our competitors or our vendors, which could cause us to incur significant costs and expend significant resources in response, and could impact our relationship with those third parties.
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
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification and other remedies to limit these liabilities, may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
We may be subject to intellectual property claims, which, even if untrue, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties have from time to time claimed or may in the future claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been and could in the future be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their alleged intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third- party’s rights in one or more jurisdictions where we do business. We have been and might in the future be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software also presents additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platforms, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third-party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
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
For example, between January 1, 2021 and July 22, 2022, our common stock’s daily closing price on Nasdaq has ranged from a low of $69.00 to a high of $296.91. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during times of macroeconomic uncertainty, including during the COVID-19 pandemic, as a result of currency fluctuations, and market conditions in our industry and those affecting members of our communities;
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
•stakeholder activism;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2022, holders of the 2018 Notes are eligible to convert their 2018 Notes during the third quarter of 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 8—Debt” for more information on the Notes.
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
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in our exclusive forum provision. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
In late 2020, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $250 million of our common stock, of which approximately $2 million remained available as of June 30, 2022. Our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $600 million of our common stock effective May 3, 2022, all of which remained available as of June 30, 2022. In addition, in connection with issuance of the 2021 Notes, our Board of Directors approved the repurchase of $180.0 million of our common stock and we used approximately $180.0 million of the net proceeds from the offering to repurchase approximately 1.1 million shares of our common stock at a purchase price equal to $170.21 (the last reported sale price per share of our common stock on June 8, 2021). There can be no assurance that either the June 2021 stock repurchases or any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
April 1 - 30	357,769	$121.11	175,149	$44,512
May 1 - 31	265,684	85.71	246,373	623,536
June 1 - 30	287,898	78.36	269,470	602,465
Total	911,351	97.28	690,992	602,465
(1)The total number of shares purchased includes 220,359 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions.
(3)In December 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $250 million of our common stock. This program was completed in July 2022. The table also reflects the authorization of repurchases of up to an additional $600 million of our common stock pursuant to a program authorized by the Board effective May 3, 2022, however no common stock was repurchased under this program in the second quarter of 2022. This stock repurchase program has no expiration date.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Etsy, Inc. and Kimaria Seymour, dated March 14, 2022					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X
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

ETSY, INC.
Date: July 27, 2022	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)