Form 10-Q
period 2022-09-30
ETSY INC
filed 2022-11-03
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    The number of shares of common stock outstanding as of October 28, 2022 was 125,688,316.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
13		Notes to Condensed Consolidated Financial Statements
28	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
45	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
45	Item 4.	Controls and Procedures

Part II - Other Information
46	Item 1.	Legal Proceedings
46	Item 1A.	Risk Factors
78	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
78	Item 3.	Defaults Upon Senior Securities
78	Item 4.	Mine Safety Disclosures
78	Item 5.	Other Information
79	Item 6.	Exhibits
80		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments and the potential benefits thereof; our intended environmental and social impacts; the global macroeconomic uncertainty and volatility, including additional or unforeseen impacts that the COVID-19 pandemic and general market, political, economic, and business conditions may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•The ongoing, unprecedented COVID-19 pandemic has impacted, and may continue to impact, our GMS and results of operations in numerous volatile and unpredictable ways.
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
•Our business could suffer if we experience a technology disruption that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-

party providers are unable to protect against technology vulnerabilities, service interruptions, security breaches, or other cyber incidents.
•The trustworthiness of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
•Our business depends on third-party services, platforms, and infrastructure that we rely upon to maintain and scale our platforms.
•Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical changes, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
•Our ability to attract and hire a diverse group of employees and retain key employees is important to our success. If we experience significant attrition or turnover it could impact our ability to grow our business.
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
•We have incurred impairment charges for our goodwill and may incur further impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
•We may expand our business through additional acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
•We have a significant amount of debt and may incur additional debt in the future.
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
•We may be subject to intellectual property or other claims, which, even if untrue, could be costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies or business strategies in the future.

Other Risks
•Future sales and issuances of our common stock, or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$789,990	$780,196
Short-term investments	251,165	204,416
Accounts receivable, net of expected credit losses of $6,675 and $7,730 as of September 30, 2022 and December 31, 2021, respectively	21,765	27,266
Prepaid and other current assets	93,700	109,417
Funds receivable and seller accounts	195,493	220,206
Total current assets	1,352,113	1,341,501
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $189,875 and $157,043 as of September 30, 2022 and December 31, 2021, respectively	249,905	275,062
Goodwill	135,922	1,371,064
Intangible assets, net of accumulated amortization of $78,531 and $53,152 as of September 30, 2022 and December 31, 2021, respectively	517,018	607,170
Deferred tax assets	115,068	95,863
Long-term investments	32,138	85,034
Other assets	42,806	50,774
Total assets	$2,450,311	$3,831,809
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$16,841	$28,007
Accrued expenses	249,964	328,118
Finance lease obligations—current	4,827	2,418
Funds payable and amounts due to sellers	195,493	220,206
Deferred revenue	12,225	12,339
Other current liabilities	17,896	24,500
Total current liabilities	497,246	615,588
Finance lease obligations—net of current portion	106,330	110,283
Deferred tax liabilities	62,155	79,484
Long-term debt, net	2,278,585	2,275,418
Other liabilities	112,237	122,417
Total liabilities	3,056,553	3,203,190
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 125,661,777 and 127,022,118 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	126	127
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	773,887	631,762
(Accumulated deficit) retained earnings	(1,007,397)	71,744
Accumulated other comprehensive loss	(372,858)	(75,014)
Total stockholders' (deficit) equity	(606,242)	628,619
Total liabilities and stockholders' (deficit) equity	$2,450,311	$3,831,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$594,469	$532,429	$1,758,870	$1,611,975
Cost of revenue	174,401	153,660	518,817	445,546
Gross profit	420,068	378,769	1,240,053	1,166,429
Operating expenses:
Marketing	147,242	131,928	465,590	450,606
Product development	108,040	73,521	299,611	188,980
General and administrative	74,544	89,579	227,734	203,360
Goodwill impairment	1,045,022	—	1,045,022	—
Total operating expenses	1,374,848	295,028	2,037,957	842,946
(Loss) income from operations	(954,780)	83,741	(797,904)	323,483
Other income, net	5,763	58	8,036	3,798
(Loss) income before income taxes	(949,017)	83,799	(789,868)	327,281
(Provision) benefit for income taxes	(14,051)	6,131	(13,968)	4,669
Net (loss) income	$(963,068)	$89,930	$(803,836)	$331,950
Net (loss) income per share attributable to common stockholders:
Basic	$(7.62)	$0.71	$(6.33)	$2.62
Diluted	$(7.62)	$0.62	$(6.33)	$2.30
Weighted-average common shares outstanding:
Basic	126,349,250	126,633,789	126,985,731	126,753,641
Diluted	126,349,250	147,413,915	126,985,731	145,866,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(963,068)	$89,930	$(803,836)	$331,950
Other comprehensive loss:
Cumulative translation adjustment	(135,493)	(66,709)	(295,792)	(75,059)
Unrealized losses on marketable securities, net of tax benefit of $68, $21, $644, and $96, respectively	(239)	(67)	(2,052)	(304)
Total other comprehensive loss	(135,732)	(66,776)	(297,844)	(75,363)
Comprehensive (loss) income	$(1,098,800)	$23,154	$(1,101,680)	$256,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2022	126,741,612	$127	$712,053	$106,241	$(237,126)	$581,295
Stock-based compensation (1)	163,483	—	67,342	—	—	67,342
Exercise of vested options	152,181	1	2,753	—	—	2,754
Settlement of convertible senior notes, net of taxes	1	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	108,005	—	(8,261)	—	—	(8,261)
Stock repurchase	(1,503,505)	(2)	—	(150,570)	—	(150,572)
Other comprehensive loss	—	—	—	—	(135,732)	(135,732)
Net loss	—	—	—	(963,068)	—	(963,068)
Balance as of September 30, 2022	125,661,777	$126	$773,887	$(1,007,397)	$(372,858)	$(606,242)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	191,493	—	182,353	—	—	182,353
Exercise of vested options	546,367	1	8,211	—	—	8,212
Settlement of convertible senior notes, net of taxes	160	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	516,534	1	(48,439)	—	—	(48,438)
Stock repurchase	(2,614,895)	(3)	—	(275,305)	—	(275,308)
Other comprehensive loss	—	—	—	—	(297,844)	(297,844)
Net loss	—	—	—	(803,836)	—	(803,836)
Balance as of September 30, 2022	125,661,777	$126	$773,887	$(1,007,397)	$(372,858)	$(606,242)

(1) Includes the partial payments of Depop deferred consideration.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(803,836)	$331,950
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	166,533	90,047
Depreciation and amortization expense	73,908	49,276
Provision for expected credit losses	7,621	12,993
Foreign exchange gain	(17,585)	(7,159)
Deferred benefit for income taxes	(25,955)	(78,631)
Goodwill impairment	1,045,022	—
Other non-cash expense, net	6,519	5,610
Changes in operating assets and liabilities (net of impact of business combinations):
Current assets	11,418	(49,098)
Non-current assets	6,420	(4,067)
Current liabilities	(88,831)	(5,419)
Non-current liabilities	10,628	15,590
Net cash provided by operating activities	391,862	361,092
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(1,690,823)
Cash paid for intangible assets	(6,400)	(1,862)
Purchases of property and equipment	(8,351)	(5,740)
Development of internal-use software	(16,912)	(11,519)
Purchases of marketable securities	(205,841)	(343,902)
Sales and maturities of marketable securities	207,568	518,985
Net cash used in investing activities	(29,936)	(1,534,861)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(48,018)	(69,147)
Repurchase of stock	(275,308)	(234,427)
Proceeds from exercise of stock options	8,212	10,867
Proceeds from issuance of convertible senior notes	—	1,000,000
Payment of debt issuance costs	(25)	(12,849)
Purchase of capped calls	—	(85,000)
Settlement of convertible senior notes	(33)	(43,863)
Payments on finance lease obligations	(4,755)	(7,321)
Other financing, net	(2,483)	(93)
Net cash (used in) provided by financing activities	(322,410)	558,167
Effect of exchange rate changes on cash	(29,722)	(9,095)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,794	(624,697)
Cash, cash equivalents, and restricted cash at beginning of period	785,537	1,249,440
Cash, cash equivalents, and restricted cash at end of period	$795,331	$624,743

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$25,071	$66,105
Supplemental non-cash disclosures:
Deferred consideration (1)	$17,197	$—
Replacement share-based awards issued in conjunction with acquisitions	$—	$5,686
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$7,806	$4,920
Right-of-use assets obtained in exchange for new lease liabilities	$236	$1,241
Debt issuance costs included in accounts payable and accrued expenses	$—	$476
(1) See “Note 12—Stock-Based Compensation” for more information on the settlement of deferred consideration.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2022	2021
Beginning balance:
Cash and cash equivalents	$780,196	$1,244,099
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$785,537	$1,249,440

Ending balance:
Cash and cash equivalents	$789,990	$619,402
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$795,331	$624,743

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of September 30, 2022, the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors and general market, political, and economic conditions, on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Interim Impairment Evaluation
During the quarter ended September 30, 2022, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that its goodwill, finite-lived intangible assets, and other long-lived assets of the Depop and Elo7 reporting units fair values were less than their carrying amounts. Given that the trend of adverse macroeconomic conditions continued, including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and the resultant headwinds to the Company’s business and the global economy; the changes to the Company’s executive management at Depop and Elo7; and the Company’s downward revisions to its business forecasts; the Company concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The Company prepared a quantitative assessment for the Depop and Elo7 reporting units, including estimates of future revenue, net available cash flows, and the discount rate. The Company concluded that finite-lived intangible assets and other long-lived assets for the Depop and Elo7 reporting units were not impaired. The Company recognized goodwill impairment charges for the Depop and Elo7 reporting units as a result of this quantitative assessment during the three months ended September 30, 2022. See “Note 6—Goodwill” for further information.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketplace revenue	$443,489	$395,503	$1,310,729	$1,204,608
Services revenue	150,980	136,926	448,141	407,367
Revenue	$594,469	$532,429	$1,758,870	$1,611,975
Effective April 11, 2022, the Etsy marketplace increased the seller transaction fee, included in Marketplace revenue, from 5% to 6.5%.
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2022 that was included in the deferred balance at January 1, 2022 was $12.3 million.

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
For the nine months ended September 30, 2022, the Company’s effective income tax rate was (1.8)% representing an income tax provision recorded on net loss before tax. The effective tax rate for the nine months ended September 30, 2022 was impacted by the non-cash impairment of Depop and Elo7 non-deductible goodwill, partially offset by excess tax benefits from employee stock-based compensation, the impact from foreign operations, and a benefit related to a research and development tax credit.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.4 million in the nine months ended September 30, 2022, from $28.8 million as of December 31, 2021 to $30.2 million as of September 30, 2022. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $29.3 million as of September 30, 2022. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $3.7 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(963,068)	$89,930	$(803,836)	$331,950
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	—	1,594	—	3,312
Net (loss) income attributable to common stockholders—diluted	$(963,068)	$91,524	$(803,836)	$335,262

Denominator:
Weighted-average common shares outstanding—basic	126,349,250	126,633,789	126,985,731	126,753,641
Dilutive effect of assumed conversion of options to purchase common stock	—	4,126,970	—	4,229,632
Dilutive effect of assumed conversion of restricted stock units	—	1,936,390	—	2,042,745
Dilutive effect of assumed conversion of convertible senior notes (1)	—	14,716,766	—	12,840,779
Weighted-average common shares outstanding—diluted	126,349,250	147,413,915	126,985,731	145,866,797

Net (loss) income per share attributable to common stockholders—basic	$(7.62)	$0.71	$(6.33)	$2.62
Net (loss) income per share attributable to common stockholders—diluted	$(7.62)	$0.62	$(6.33)	$2.30
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and 0% Convertible Senior Notes due 2023 (the “2018 Notes” and together with the 2021 Notes, 2020 Notes, and 2019 Notes, the “Notes”) were anti-dilutive for the three and nine months ended September 30, 2022 and dilutive for the three and nine months ended September 30, 2021.
The following potential common shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	2,999,502	193,919	3,197,330	135,179
Restricted stock units	6,021,635	54,189	5,377,776	475,475
Convertible senior notes	14,715,893	—	14,716,800	—
Total anti-dilutive securities	23,737,030	248,108	23,291,906	610,654
Since the Company has reported net losses in the three and nine months ended September 30, 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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
Depop Acquisition
On July 12, 2021, the Company acquired all of the issued share capital of Depop, an online global peer-to-peer fashion resale marketplace. The Company believes Depop extends its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepens the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.489 billion, net of cash acquired and (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition is recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards issued to certain Depop executives are also recorded as post-combination expense on a straight-line basis over the mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. See “Note 12—Stock-Based Compensation” for more information on these awards.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. The Company sees significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believes having a well-known local brand will help Etsy to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition are recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. See “Note 12—Stock-Based Compensation” for more information on these awards.
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
Acquisition-Related Expenses
Acquisition-related expenses are expensed as incurred. They were recorded in general and administrative expenses and were $0.5 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, and $25.0 million and $35.0 million for the three and nine months ended September 30, 2021, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$534,395	$1,656,426
Net income	107,332	326,205
The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and developed technology assets, and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisitions are not included in the pro forma results. For the three and nine months ended September 30, 2021, the pro forma financial information excludes $44.2 million and $58.4 million, respectively, of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.
Depop and Elo7 Goodwill Impairment
During the three months ended September 30, 2022, the Company impaired goodwill related to the Depop and Elo7 reporting units. See “Note 6—Goodwill” for further information.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 6—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of September 30, 2022	As of December 31, 2021
Balance as of the beginning of the period	$1,371,064	$140,810
Business combinations	—	1,276,042
Impairment	(1,045,022)	—
Foreign currency translation adjustments	(190,120)	(45,788)
Balance as of the end of the period	$135,922	$1,371,064
Management has determined that the Company has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment for purposes of allocating resources and evaluating financial performance, and each operating segment is determined to be a reporting unit.
Due to then current adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances, the Company concluded it was more likely than not that the fair values of the Depop and Elo7 reporting units were less than their carrying amounts at June 30, 2022. As a result, the Company performed impairment assessments of each of their goodwill, finite-lived intangible assets, and other long-lived assets. The quantitative impairment tests as of June 30, 2022 did not indicate an impairment.
During the three months ended September 30, 2022, the trend of adverse macroeconomic conditions continued; there were executive management changes at Depop and Elo7; and the Company made downward revisions to its business forecasts. Therefore, the Company concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The Company updated the forecasted future cash flows used in the impairment assessment, including revenues, to reflect current conditions. Other changes in valuation assumptions compared to June 30, 2022 included the discount rates, which increased based on higher interest rates, market volatility, and other current market participant assumptions. The September 30, 2022 quantitative goodwill impairment test indicated a decline in the fair values of the Depop and Elo7 reporting units. As a result of this test, the Company recorded non-cash impairment charges of $897.9 million and $147.1 million to write off goodwill in full for the Depop and Elo7 reporting units, respectively. The Company did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022. The Company’s remaining goodwill balance as of September 30, 2022 relates to the Etsy standalone and Reverb reporting units, for which the Company concluded it was not more likely than not that their fair values were less than their carrying amounts at September 30, 2022.

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
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of September 30, 2022 and December 31, 2021.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2022
Cash	$289,768	$—	$—	$289,768	$289,768	$—	$—
Level 1
Money market funds (1)	571,727	—	—	571,727	495,205	76	—
U.S. Government and agency securities	73,702	(576)	2	73,128	—	73,128	—
	645,429	(576)	2	644,855	495,205	73,204	—
Level 2
Certificate of deposit	33,990	(206)	7	33,791	2,190	31,601	—
Commercial paper	44,397	(120)	1	44,278	1,495	42,783	—
Corporate bonds	139,386	(2,339)	—	137,047	1,332	103,577	32,138
	217,773	(2,665)	8	215,116	5,017	177,961	32,138
	$1,152,970	$(3,241)	$10	$1,149,739	$789,990	$251,165	$32,138
December 31, 2021
Cash	$214,771	$—	$—	$214,771	$214,771	$—	$—
Level 1
Money market funds	556,427	—	—	556,427	556,427	—	—
U.S. Government and agency securities	60,311	(55)	11	60,267	—	52,632	7,635
	616,738	(55)	11	616,694	556,427	52,632	7,635
Level 2
Certificate of deposit	20,709	(7)	1	20,703	—	20,703	—
Commercial paper	25,235	(14)	1	25,222	8,998	16,224	—
Corporate bonds	192,727	(481)	10	192,256	—	114,857	77,399
	238,671	(502)	12	238,181	8,998	151,784	77,399
	$1,070,180	$(557)	$23	$1,069,646	$780,196	$204,416	$85,034
(1)$76.4 million of money market funds were classified as funds receivable and seller accounts as of September 30, 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
At December 31, 2021, there were no investments in a continuous unrealized loss position for 12 months or longer. The table below shows the gross unrealized loss and fair value of the following investments in debt securities that are available-for-sale classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2022 (in thousands):

	Gross Unrealized Holding Loss	Fair Value
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(1,373)	$115,340
U.S. Government and agency securities	(527)	56,374
	$(1,900)	$171,714
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(966)	$21,707
U.S. Government and agency securities	(49)	5,951
	$(1,015)	$27,658
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
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes. See “Note 9—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$989,154	$779,400	$987,729	$1,165,519
2020 Notes	644,133	586,755	643,237	862,774
2019 Notes	645,243	878,383	644,390	1,644,869
2018 Notes (1)	55	151	62	375
	$2,278,585	$2,244,689	$2,275,418	$3,673,537
(1)Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company agreed with the counterparties to the associated capped call instrument (the “2018 Capped Call Transactions”) that the 2018 Capped Call Transactions would remain outstanding with a maturity of March 2023 and there was no exchange of any consideration for such agreement. See “Note 9—Debt” for more information on the Company’s capped call transactions.
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2022	As of December 31, 2021
Pass-through marketplace tax collection obligation	$94,260	$136,360
Vendor accruals	93,654	115,593
Employee compensation-related liabilities	52,694	66,477
Taxes payable	9,356	9,688
Total accrued expenses	$249,964	$328,118
Note 9—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$55	$2,299,987
Unamortized debt issuance costs	10,846	5,867	4,689	—	21,402
Net carrying value	$989,154	$644,133	$645,243	$55	$2,278,585

	As of December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,958	$62	$2,300,020
Unamortized debt issuance costs	12,271	6,763	5,568	—	24,602
Net carrying value	$987,729	$643,237	$644,390	$62	$2,275,418
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2022, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes, and holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the fourth quarter of 2022.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of September 30, 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2021 Notes	$1,100	$1,100	$3,300	$1,318
2020 Notes	502	502	1,505	1,505
2019 Notes	497	497	1,489	1,489
2018 Notes	—	—	—	44
Total interest expense	$2,099	$2,099	$6,294	$4,356
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 7—Fair Value Measurements” for more information regarding the fair value of the Notes.
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
At September 30, 2022, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Stockholders’ Equity
In December 2020, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $250 million of its common stock. The program was completed in the third quarter of 2022.
Effective May 3, 2022, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $600 million of its common stock. The program does not have a time limit and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2022				$127,217
Repurchases of common stock for the three months ended:
March 31, 2022	420,398	$148.83	$62,574	(62,574)
June 30, 2022	690,992	89.97	62,178	(62,178)
New Authorization as of May 3, 2022	—	—	—	600,000
Repurchases of common stock for the three months ended:
September 30, 2022	1,503,505	100.15	150,595	(150,595)
Balance as of September 30, 2022	2,614,895	$105.28	$275,347	$451,870
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.
Note 12—Stock-Based Compensation
During the three and nine months ended September 30, 2022, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,351,106 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 3, 2022. At September 30, 2022, 50,391,850 shares were authorized under the 2015 Plan and 32,035,675 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	3,506,721	$137.87
Granted	4,895,738	120.39
Vested	(897,273)	105.23
Forfeited/Canceled	(500,420)	157.15
Unvested at September 30, 2022	7,004,766	128.29

Etsy, Inc.
Notes to Consolidated Financial Statements
The total unrecognized compensation expense at September 30, 2022 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $730.3 million, which will be recognized over an estimated weighted-average amortization period of 3.11 years.
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards will be settled by issuing shares of Etsy common stock on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on, or leading up to, the applicable vesting date. These awards will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at September 30, 2022 related to these awards was $5.4 million, which will be recognized over an estimated weighted-average amortization period of 1.78 years. The decrease from the initial unrecognized compensation expense of $44.0 million primarily relates to the departure of Depop’s Chief Executive Officer, effective September 2022, and the partial payments of Depop deferred consideration in the nine months ended September 30, 2022. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
The total unrecognized compensation expense at September 30, 2022 related to the Company’s options was $17.1 million, which will be recognized over an estimated weighted-average amortization period of 2.07 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$6,089	$3,587	$16,545	$8,985
Marketing	5,083	4,102	14,552	7,639
Product development	34,106	17,345	88,656	40,588
General and administrative	7,627	17,222	46,780	32,835
Stock-based compensation expense	$52,905	$42,256	$166,533	$90,047

Note 13—Subsequent Event
On October 27, 2022, the Company announced that Michael Fisher will step down from his role as Etsy's Chief Technology Officer, effective December 31, 2022. Rachana Kumar, currently Etsy’s Vice President of Engineering, will assume the role of Chief Technology Officer effective January 1, 2023. Mr. Fisher has agreed to continue in an advisory capacity through April 2023.

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
Third Quarter 2022 Financial Highlights
As of September 30, 2022, our marketplaces connected 7.4 million active sellers and 94.1 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2022, sellers generated GMS of $3.0 billion and $9.3 billion, respectively, of which approximately 67% and 66%, respectively, came from purchases made on mobile devices. We are a global company and approximately 43% and 44%, respectively, of our GMS in the three and nine months ended September 30, 2022 came from transactions in which either a seller or a buyer or both was located outside of the United States.
Total revenue was $594.5 million and $1.8 billion in the three and nine months ended September 30, 2022, respectively, driven by growth in both Marketplace and Services revenue. In the three and nine months ended September 30, 2022, we recorded net loss of $963.1 million and $803.8 million, respectively, and non-GAAP Adjusted EBITDA of $167.8 million and $489.7 million, respectively. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP. During the three months ended September 30, 2022 adverse macroeconomic conditions continued, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances; there were executive management changes at Depop and Elo7; and we made downward revisions to our business forecasts. As a result of these factors, we concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022, in which we recognized impairment of goodwill related to the acquisitions of Depop and Elo7 of $1.0 billion in the three and nine months ended September 30, 2022. See Part I, Item 1, “Note 6—Goodwill” for further information.
Cash and cash equivalents and short-term investments were $1.0 billion as of September 30, 2022. As of September 30, 2022, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2022, we had positive operating cash flows of $391.9 million.
Etsy Marketplace Transaction Fee Increase
Effective April 11, 2022, we increased our seller transaction fee from 5% to 6.5%, in alignment with our plan to invest even more in making Etsy the best place to run a creative business. We are investing most of the incremental revenue from this fee increase in marketing, seller tools, and creating world-class customer experiences.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop and Elo7 have been included in our condensed consolidated financial results (“Consolidated”) from July 12, 2021 and July 2, 2021 (the respective dates of acquisition), respectively. We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended September 30,		% (Decline) Growth Y/Y		Nine Months Ended September 30,		% (Decline) Growth Y/Y
	2022	2021			2022	2021

	(in thousands, except percentages)
GMS (1)	$3,002,450	$3,105,889	(3.3)%		$9,284,614	$9,290,551	(0.1)%
Revenue	$594,469	$532,429	11.7%		$1,758,870	$1,611,975	9.1%
Marketplace revenue	$443,489	$395,503	12.1%		$1,310,729	$1,204,608	8.8%
Services revenue	$150,980	$136,926	10.3%		$448,141	$407,367	10.0%
Gross profit	$420,068	$378,769	10.9%		$1,240,053	$1,166,429	6.3%
Operating expenses	$1,374,848	$295,028	366.0%		$2,037,957	$842,946	141.8%
Net (loss) income	$(963,068)	$89,930	(1,170.9)%		$(803,836)	$331,950	(342.2)%
Adjusted EBITDA (Non-GAAP)	$167,761	$174,238	(3.7)%		$489,663	$497,780	(1.6)%
Adjusted EBITDA margin (Non-GAAP)	28%	33%	(500)	bps	28%	31%	(300)	bps

Active sellers (2)	7,396	7,461	(0.9)%		7,396	7,461	(0.9)%
Active buyers (2)	94,149	95,982	(1.9)%		94,149	95,982	(1.9)%
Percent mobile GMS	67%	64%	300	bps	66%	64%	200	bps
Percent non-U.S. GMS (1)	43%	42%	100	bps	44%	42%	200	bps
(1)Consolidated GMS for the three and nine months ended September 30, 2022 includes Etsy marketplace GMS of $2.6 billion and $8.1 billion, respectively. Percent non-U.S. GMS for the Etsy marketplace for the three and nine months ended September 30, 2022 was 44% and 45%, respectively.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 5.3 million and 88.3 million, respectively, as of September 30, 2022.
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces within the applicable period, excluding shipping fees and net of refunds associated with canceled transactions. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We track “Paid GMS” for the Etsy marketplace and define it as Etsy marketplace GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.

GMS decreased $103.4 million to $3.0 billion in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $9.3 billion in both the nine months ended September 30, 2022 and 2021. The decline in GMS between the three months ended September 30, 2022 and 2021 was primarily driven by a decrease in GMS for the Etsy marketplace. While GMS remained relatively flat for the nine months ended September 30, 2022 and 2021, there was a decline in GMS for the Etsy marketplace, offset by our acquisitions of Depop and Elo7 in the third quarter of 2021. Etsy marketplace GMS was impacted by macro headwinds including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events. As of September 30, 2022, habitual buyers, or Etsy marketplace buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, declined compared to September 30, 2021 to 7.6 million. Additionally, on a consolidated basis we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Three Months Ended September 30,
	2022		2021

	% (Decline) Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)	(10)%	11%	(8)%	12%
Existing Buyer GMS	(2)%	89%	23%	88%

	Nine Months Ended September 30,
	2022		2021

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS (1)	(14)%	12%	13%	14%
Existing Buyer GMS	2%	88%	44%	86%
(1)While new buyer GMS was down 10% and 14% year-over-year in the three and nine months ended September 30, 2022, respectively, the number of Etsy marketplace new buyers we acquired in both the three and nine months ended September 30, 2022 remains meaningfully elevated when compared to pre-pandemic levels.
Our business may continue to be impacted in the fourth quarter of 2022 and into 2023 by macroeconomic factors beyond our control such as inflation, rising interest rates, potential recessionary factors, foreign exchange rate volatility, pandemic related factors, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain induced gluts or shortages, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as anticipated further year-over-year declines in our acquisition of new buyers for the remainder of the year.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; acquisition-related expenses; and goodwill impairment. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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
During the three and nine months ended September 30, 2022, mobile GMS increased as a percentage of total GMS to approximately 67% and 66%, respectively, up from approximately 64% for both the three and nine months ended September 30, 2021.
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
For the three and nine months ended September 30, 2022, non-U.S. GMS as a percentage of total GMS was approximately 43% and 44%, respectively, compared to approximately 42% for both the three and nine months ended September 30, 2021. Additionally, we experienced the following (decline)/growth in our non-U.S. GMS and non-U.S. domestic GMS on an as reported and currency-neutral basis for the periods presented below, which includes the acquisitions of Depop and Elo7, which occurred in the third quarter of 2021:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
Non-U.S. GMS	(1)%	9%	(10)%	5%	12%	(7)%
Non-U.S. Domestic GMS (1)	(8)%	5%	(13)%	8%	17%	(9)%
(1)Non-U.S. domestic GMS is GMS generated between a non-U.S. buyer and a non-U.S. seller in the same country.
The decline in as reported non-U.S. GMS and non-U.S. domestic GMS in the three months ended September 30, 2022 compared with the three months ended September 30, 2022 was primarily driven by the Etsy marketplace and negatively impacted by unfavorable exchange rates. The growth in as reported non-U.S. GMS and non-U.S. domestic GMS in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 was primarily driven by our acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period, and partially offset by a decline in Etsy marketplace. As reported non-U.S. GMS and non-U.S. domestic GMS were also negatively impacted by unfavorable exchange rates.

Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS (decline) / growth for the periods presented below, which includes the acquisitions of Depop and Elo7, which occurred in the third quarter of 2021, are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2022	(3.3)%	0.7%	(4.0)%	(0.1)%	2.7%	(2.8)%
June 30, 2022	(0.4)%	2.6%	(3.0)%	1.6%	3.7%	(2.1)%
March 31, 2022	3.5%	4.8%	(1.3)%	3.5%	4.8%	(1.3)%
December 31, 2021	16.5%	16.9%	(0.4)%	31.2%	29.6%	1.6%
September 30, 2021	17.9%	16.6%	1.3%	39.2%	36.5%	2.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Marketplace	$443,489	$395,503	$1,310,729	$1,204,608
Services	150,980	136,926	448,141	407,367
Total revenue	594,469	532,429	1,758,870	1,611,975
Cost of revenue	174,401	153,660	518,817	445,546
Gross profit	420,068	378,769	1,240,053	1,166,429
Operating expenses:
Marketing	147,242	131,928	465,590	450,606
Product development	108,040	73,521	299,611	188,980
General and administrative	74,544	89,579	227,734	203,360
Goodwill impairment	1,045,022	—	1,045,022	—
Total operating expenses	1,374,848	295,028	2,037,957	842,946
(Loss) income from operations	(954,780)	83,741	(797,904)	323,483
Other income, net	5,763	58	8,036	3,798
(Loss) income before income taxes	(949,017)	83,799	(789,868)	327,281
(Provision) benefit for income taxes	(14,051)	6,131	(13,968)	4,669
Net (loss) income	$(963,068)	$89,930	$(803,836)	$331,950

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Marketplace	74.6%	74.3%	74.5%	74.7%
Services	25.4	25.7	25.5	25.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	29.3	28.9	29.5	27.6
Gross profit	70.7	71.1	70.5	72.4
Operating expenses:
Marketing	24.8	24.8	26.5	28.0
Product development	18.2	13.8	17.0	11.7
General and administrative	12.5	16.8	12.9	12.6
Goodwill impairment	175.8	—	59.4	—
Total operating expenses	231.3	55.4	115.9	52.3
(Loss) income from operations	(160.6)	15.7	(45.4)	20.1
Other income, net	1.0	—	0.5	0.2
(Loss) income before income taxes	(159.6)	15.7	(44.9)	20.3
(Provision) benefit for income taxes	(2.4)	1.2	(0.8)	0.3
Net (loss) income	(162.0)%	16.9%	(45.7)%	20.6%

Comparison of Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$443,489	$395,503	$47,986	12.1%
Percentage of total revenue	74.6%	74.3%
Services	$150,980	$136,926	$14,054	10.3%
Percentage of total revenue	25.4%	25.7%
Total revenue	$594,469	$532,429	$62,040	11.7%
Revenue increased $62.0 million to $594.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, of which 74.6% consisted of Marketplace revenue and 25.4% consisted of Services revenue.
Marketplace revenue increased $48.0 million to $443.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This growth was substantially due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by an $103.4 million decrease in the volume of GMS for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a decline in GMS for the Etsy marketplace. These drivers similarly impacted transaction fee revenue, which increased by 19.4%. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for the three months ended September 30, 2022 compared to 91% for the three months ended September 30, 2021.
Services revenue increased $14.1 million to $151.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The growth in Services revenue was primarily driven by an increase of 13.7% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads and, to a lesser extent, an increase in average price per click.
Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$174,401	$153,660	$20,741	13.5%
Percentage of total revenue	29.3%	28.9%
Cost of revenue increased $20.7 million to $174.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by increased cloud-related hosting and bandwidth costs, payments processing fees that vary with revenue, Etsy Purchase Protection costs as the program launched August 1, 2022, and employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount.

Operating Expenses
There were a total of 2,786 employees worldwide on September 30, 2022, compared with 2,338 employees worldwide on September 30, 2021 and 2,402 employees worldwide on December 31, 2021. We expect an increase in employee compensation-related expenses, including stock-based compensation, in future periods driven by headcount growth and the issuance of equity awards as part of our compensation strategy.
Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Marketing	$147,242	$131,928	$15,314	11.6%
Percentage of total revenue	24.8%	24.8%
Marketing expenses increased $15.3 million to $147.2 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by an increase in both Etsy marketplace digital marketing costs, as we further optimized our performance marketing attribution models, which combined with our transaction fee increase that moved our buyer lifetime value higher, allowed us to spend more in performance marketing, and non-digital marketing costs, due to an increase in marketing spend on TV ads in North America and the U.K. Paid GMS was 20% of overall GMS in the three months ended September 30, 2022, up from 17% in the three months ended September 30, 2021.
Product development

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Product development	$108,040	$73,521	$34,519	47.0%
Percentage of total revenue	18.2%	13.8%
Product development expenses increased $34.5 million to $108.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and the issuance of equity awards as part of our compensation strategy. The increase in headcount is primarily driven by our plan to invest in significant product initiatives.
General and administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative	$74,544	$89,579	$(15,035)	(16.8)%
Percentage of total revenue	12.5%	16.8%
General and administrative expenses decreased $15.0 million to $74.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a decrease in acquisition-related expenses associated with the Depop and Elo7 acquisitions which closed in July 2021 and, to a lesser extent, a decrease related to stock-based compensation driven by the reversal in the third quarter of 2022 in connection with the impairment of the Depop and Elo7 goodwill during the quarter of expenses related to financial performance-based restricted stock units previously issued to our executives. These decreases were partially offset by increased employee compensation-related expenses, mainly driven by an increase in average headcount.

Goodwill impairment

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Goodwill impairment	$1,045,022	$—	$1,045,022	NM
Percentage of total revenue	175.8%	—%
Goodwill impairment expense was $1.0 billion in the three months ended September 30, 2022, related to the impairment of the goodwill of Depop and Elo7. See Part I, Item 1, “Note 6—Goodwill” for more information. There was no goodwill impairment expense in the three months ended September 30, 2021.
Other Income, net

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Other income, net	$5,763	$58	$5,705	9,836.2%
Percentage of total revenue	1.0%	—%
Other income, net was $5.8 million in the three months ended September 30, 2022, which increased $5.7 million from other income, net of $0.1 million in the three months ended September 30, 2021. The increase in income was primarily driven by more favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus less favorable changes in the exchange rates for the same currencies in the prior year which impact our intercompany and other non-functional currency cash balances. This increase was also driven by an increase in interest and dividend income.
(Provision) Benefit for Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(14,051)	$6,131	$(20,182)	(329.2)%
Percentage of total revenue	(2.4)%	1.2%
Our income tax provision and benefit for the three months ended September 30, 2022 and 2021 was $14.1 million and $6.1 million, respectively.
The primary drivers of our income tax provision for the three months ended September 30, 2022 were tax expense on loss before taxes and state and local income taxes, partially offset by a tax benefit related to research and development tax credits.
The primary drivers of our income tax benefit for the three months ended September 30, 2021 were tax benefits from employee stock-based compensation of $9.2 million and a benefit related to research and development tax credits of $7.1 million, partially offset by tax expense of $6.3 million on income before income taxes and a $3.1 million tax impact from non-deductible transaction costs.

Comparison of Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,310,729	$1,204,608	$106,121	8.8%
Percentage of total revenue	74.5%	74.7%
Services	$448,141	$407,367	$40,774	10.0%
Percentage of total revenue	25.5%	25.3%
Total revenue	$1,758,870	$1,611,975	$146,895	9.1%
Revenue increased $146.9 million to $1.8 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, of which 74.5% consisted of Marketplace revenue and 25.5% consisted of Services revenue.
Marketplace revenue increased $106.1 million to $1.3 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This growth was primarily due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. While the volume of GMS remained relatively flat for the nine months ended September 30, 2022 and 2021, there was a decline in GMS for the Etsy marketplace, offset by the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period. These drivers similarly impacted transaction fee revenue, which increased by 15.1%. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for the nine months ended September 30, 2022 compared to 92% for the nine months ended September 30, 2021.
Services revenue increased $40.8 million to $448.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The growth in Services revenue was primarily driven by an increase of 13.2% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads and an increase in average price per click.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$518,817	$445,546	$73,271	16.4%
Percentage of total revenue	29.5%	27.6%
Cost of revenue increased $73.3 million to $518.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by cloud-related hosting and bandwidth costs and employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and from the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period. Additionally, cost of revenue expenses increased due to the amortization of acquired developed technology, payments processing fees that vary with revenue, and increased customer support services supporting our investments to make Etsy more reliable.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Marketing	$465,590	$450,606	$14,984	3.3%
Percentage of total revenue	26.5%	28.0%
Marketing expenses increased $15.0 million to $465.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, driven by an increase in average headcount and from the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period, increased amortization of acquired Depop and Elo7 intangible assets, and increased direct marketing costs related to the acquisitions of Depop and Elo7. These increases related to the acquisitions of Depop and Elo7 are due to the acquisitions occurring in the third quarter of 2021. Additionally, marketing expenses increased for Etsy marketplace non-digital marketing costs, due to an increase in marketing spend on TV ads in North America and the U.K. These increases were offset in part by a decrease in Etsy marketplace digital marketing costs which dynamically adjusts with demand which has slowed due to unfavorable macroeconomic headwinds. Paid GMS was 19% of overall GMS for both the nine months ended September 30, 2022 and September 30, 2021.
Product development

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Product development	$299,611	$188,980	$110,631	58.5%
Percentage of total revenue	17.0%	11.7%
Product development expenses increased $110.6 million to $299.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, the issuance of equity awards as part of our compensation strategy, and from the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period.
General and administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative	$227,734	$203,360	$24,374	12.0%
Percentage of total revenue	12.9%	12.6%
General and administrative expenses increased $24.4 million to $227.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and from the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period. Additionally, general and administrative expenses increased due to increased indirect taxes as well as IT expenses and office overhead expenses associated with our headcount growth, the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period, and return to office in 2022. This increase was partially offset by a decrease in acquisition-related expenses associated with the Depop and Elo7 acquisitions which closed in July 2021 and, to a lesser extent, a decrease in bad debt expense partially related to better collections due to new seller efforts.

Goodwill impairment

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Goodwill impairment	$1,045,022	$—	$1,045,022	NM
Percentage of total revenue	59.4%	—%
Goodwill impairment expense was $1.0 billion in the nine months ended September 30, 2022, related to the impairment of the goodwill of Depop and Elo7. See Part I, Item 1, “Note 6—Goodwill” for more information. There was no goodwill impairment expense in the nine months ended September 30, 2021.
Other Income, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Other income, net	$8,036	$3,798	$4,238	111.6%
Percentage of total revenue	0.5%	0.2%
Other income, net was $8.0 million in the nine months ended September 30, 2022, which increased $4.2 million from other income, net of $3.8 million in the nine months ended September 30, 2021. This increase was primarily driven by more favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances. This increase was also driven by an increase in interest and dividend income. These increases were partially offset by an increase in interest expense primarily due to the amendment of the Brooklyn headquarters lease in the fourth quarter of 2021 and the issuance of the 2021 Notes in the second quarter of 2021.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(13,968)	$4,669	$(18,637)	(399.2)%
Percentage of total revenue	(0.8)%	0.3%
Our income tax provision and benefit for the nine months ended September 30, 2022 and 2021 was $14.0 million and $4.7 million, respectively.
The primary drivers of our income tax provision for the nine months ended September 30, 2022 were tax expense on loss before taxes and state and local income taxes, partially offset by tax benefits from employee stock-based compensation of $13.7 million and a benefit related to research and development tax credits.
The primary drivers of our income tax benefit for the nine months ended September 30, 2021 were tax benefits from employee stock-based compensation of $42.4 million and a benefit related to research and development tax credits of $13.5 million, partially offset by tax expense of $47.7 million on income before income taxes, and a $3.1 million tax impact from nondeductible transaction costs.

Non-GAAP Financial Measures
The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
Net (loss) income	$(963,068)	$89,930	$(803,836)	$331,950
Excluding:
Interest and other non-operating expense, net	230	2,640	6,077	4,425
Provision (benefit) for income taxes	14,051	(6,131)	13,968	(4,669)
Depreciation and amortization (1)	24,127	23,211	73,908	49,276
Stock-based compensation expense (2)	52,905	42,256	166,533	90,047
Foreign exchange gain	(5,993)	(2,698)	(14,113)	(8,223)
Acquisition-related expenses (3)	487	25,030	2,104	34,974
Goodwill impairment (4)	1,045,022	—	1,045,022	—
Adjusted EBITDA	$167,761	$174,238	$489,663	$497,780
Divided by:
Revenue	$594,469	$532,429	$1,758,870	$1,611,975
Adjusted EBITDA margin	28%	33%	28%	31%
(1)Included in the increase in depreciation and amortization is amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7.
(2)The increase in stock-based compensation expense is primarily driven by headcount growth and the issuance of equity awards as part of our compensation strategy. The increase in the nine months ended September 30, 2022 is also related to the acquisitions of Depop and Elo7 which are reflected in the nine months ended September 30, 2022 and only beginning in July of the prior year period. See Part I, Item 1, “Note 12—Stock-Based Compensation” for disclosure of stock-based compensation expense included in the Condensed Consolidated Statements of Operations by financial statement line item classification.
(3)Acquisition-related expenses for the three and nine months ended September 30, 2022 and September 30, 2021 related to our acquisitions of Depop and Elo7 which occurred in July 2021. See Part I, Item 1, “Note 5—Business Combinations” for further information.
(4)Goodwill impairment for the three and nine months ended September 30, 2022 relates to impairment of all of the goodwill of Depop and Elo7. See Part I, Item 1, “Note 6—Goodwill” for further information.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of September 30, 2022. Additionally, we have $32.1 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the nine months ended September 30, 2022, we had positive operating cash flows of $391.9 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of September 30, 2022
(in thousands)
Cash and cash equivalents	$789,990
Short-term investments	251,165
Long-term investments	32,138
Total cash and cash equivalents, and short- and long-term investments	$1,073,293
Net working capital	$854,867
As of September 30, 2022, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of September 30, 2022 we had four outstanding series of convertible senior notes, and collectively the net carrying value is $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended September 30, 2022, holders of the remaining 2018 Notes are eligible to convert their Notes during the fourth quarter of 2022 and holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the fourth quarter of 2022.
We also have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At September 30, 2022, we did not have any borrowings under the 2019 Credit Agreement.
See Part I, Item 1, “Note 9—Debt” for more information on the Notes and the 2019 Credit Agreement.
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

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash provided by (used in):
Operating activities	$391,862	$361,092
Investing activities	(29,936)	(1,534,861)
Financing activities	(322,410)	558,167
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
Net cash provided by operating activities was $391.9 million in the nine months ended September 30, 2022, primarily driven by cash net income of $452.2 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $60.3 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net cash provided by operating activities was $361.1 million in the nine months ended September 30, 2021, primarily driven by cash net income of $404.1 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $43.0 million in cash, primarily driven by timing of payment of payables in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid in the acquisitions of Depop and Elo7, purchases and sales of short- and long-term marketable securities and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $29.9 million in the nine months ended September 30, 2022. This was primarily attributable to $25.3 million in capital expenditures, including $16.9 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms. This was partially offset by net sales and maturities of marketable securities of $1.7 million.
Net cash used in investing activities was $1.5 billion in the nine months ended September 30, 2021. This was primarily attributable to $1.7 billion in cash paid to acquire Depop and Elo7. In addition, investing activities included $17.3 million in capital expenditures, including $11.5 million for website development and internal-use software. This was partially offset by net sales of marketable securities of $175.1 million.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible notes, repurchases of common stock, payments related to capped call transactions, payment of tax obligations on vested equity awards, settlement of convertible senior notes, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash used in financing activities was $322.4 million in the nine months ended September 30, 2022. This was primarily attributable to stock repurchases of $275.3 million and payment of tax obligations on vested equity awards of $48.0 million.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of global macroeconomic uncertainty, including the COVID-19 pandemic related factors and general market, political, and economic conditions, on our results of operations, cash flows, and financial position are uncertain; however we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Our actual results could differ from these estimates.
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates included in our Annual Report.
Impairment of Goodwill
Due to current adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances, we concluded it was more likely than not that the fair values of the Depop and Elo7 reporting units were less than their carrying amounts at June 30, 2022. As a result, we performed impairment assessments of goodwill, finite-lived intangible assets, and other long-lived assets. The quantitative goodwill impairment tests as of June 30, 2022 did not indicate an impairment.
During the three months ended September 30, 2022, the trend of adverse macroeconomic conditions continued; there were executive management changes at Depop and Elo7; and we made downward revisions to our business forecasts. Therefore, we concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The September 30, 2022 quantitative goodwill impairment tests indicated a decline in the fair values of the Depop and Elo7 reporting units. As a result of this test, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for the Depop and Elo7 reporting units, respectively. As of September 30, 2022, after the recognition of such impairment charges, there were no remaining balances of goodwill from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022.
For the September 30, 2022 quantitative analysis, as compared to our June 30, 2022 analysis, we reduced our projected future cash flows based on current information and market assumptions, including revenues, to reflect our best estimates at this time. We also updated certain significant inputs into the valuation models, including the discount rates which increased due to higher interest rates, market volatility, and other current market participant assumptions. As a result, the discount rates increased by 380 and 160 basis points as compared to the discount rates in our purchase price allocations at the time of the Depop and Elo7 acquisitions, and by 300 and 100 basis points as compared to the discount rates used in our quantitative analysis on June 30, 2022, respectively. The updates to the discount rates and estimated future cash flows each had a significant impact on the estimated fair values of Depop and Elo7 reporting units compared to our June 30, 2022 analysis.
Goodwill recorded represents the excess of the aggregate fair value of the consideration transferred for a business combination over the fair value of the assets acquired, net of liabilities assumed. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference, not exceeding the carrying amount of goodwill. To determine reporting unit fair value, we used the income approach. Under the income approach, we projected our future cash flows and discounted those cash flows to reflect their relative risk. Management believes the revised projections, corresponding risk-adjusted discount rates, and the concluded fair value estimates to be reflective of market participant expectations for the reporting units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2022, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 10—Commitments and Contingencies—Legal Proceedings.”
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
We experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency during 2020. Our growth may not be sustainable. While our revenue growth continued in 2021 and the first nine months of 2022, our GMS declined in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, potential recessionary factors, foreign exchange rate volatility, COVID-19 pandemic related factors, retail businesses reopening, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain induced gluts or shortages, and the absence of new U.S. and other government economic stimulus programs, among other things, as well as risk of further year-over-year declines in our acquisition of new buyers. Even if our revenue continues to grow, we may not be able to maintain profitability in the future. In addition, our costs may increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and future growth.
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

The unprecedented COVID-19 pandemic has impacted our GMS and results of operations, and the pandemic may continue to impact our GMS or our results of operations in numerous volatile and unpredictable ways.

Uncertainty caused by the COVID-19 pandemic has impacted and may continue to impact the global economy, e-commerce at large, and global macroeconomic conditions that impact consumer spending. The COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets and have at points adversely affected, and could again adversely affect, demand for products sold in our marketplaces. The COVID-19 pandemic has also disrupted the global supply chain. Despite the increased availability of COVID-19 vaccines, due to the continuing and evolving nature of the COVID-19 pandemic, the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, it is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic.

Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures and re-openings, stimulus checks, and “stay at home” practices or mandates. It is also difficult to predict how our business might be impacted by changing consumer spending patterns as the pandemic runs its course. Competition has continued to intensify as buyers return to traditional brick-and-mortar retail stores. This has likely driven some near term spending shifts back to traditional retail, and we are currently unable to predict whether this will persist going forward. In addition, economic conditions have generated pressure on consumer discretionary spending. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing and energy costs, the availability of consumer credit, consumer confidence in future economic conditions, and any future stimulus checks. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
We moved to a fully remote work environment due to the COVID-19 pandemic and have recently transitioned to a hybrid work environment where a sizable portion of our workforce will remain fully remote. It is possible that these arrangements could have a negative impact on our workplace culture and on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.
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
•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, rapidly rising inflation, supply gluts or shortages, the impact and duration of reopening headwinds and stabilization of COVID-19 driven economic trends, and adverse global events;
•uncertainty regarding overall levels of consumer spending and e-commerce generally;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain disruptions, increases in inflation rates, higher interest rates, potential recessionary factors, foreign exchange rate volatility, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown, and extreme volatility in the capital markets. Similarly, the ongoing crisis in Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions to the global supply chain and energy markets (collectively with the factors identified in the prior two sentences, the “Macroeconomic Conditions”). These Macroeconomic Conditions may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the current COVID-19 pandemic and changes in consumer spending patterns, and the impacts of reopening of the offline economy and lessening or elimination of restrictions on movement. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
On November 2, 2022, we provided guidance for the fourth quarter of 2022. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of the shift of COVID-19 from pandemic to endemic, the broader Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. In addition, we completed the acquisition of Elo7 on July 2, 2021 and Depop on July 12, 2021. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures, and operations of the recently acquired business. It can be expected that some or all of the assumptions regarding Depop and Elo7 underlying any guidance furnished by us will not materialize or will vary significantly from actual results. For example, during the quarter ended September 30, 2022, we recorded an impairment charge to fully impair the carrying values of goodwill relating to our recent acquisitions of Depop and Elo7. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Goodwill” for further information.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and financial market conditions caused by the evolution of the COVID-19 pandemic to endemic, geopolitical events, such as the crisis in Ukraine, rising inflation, rising interest rates, potential recessionary factors, and foreign exchange rate volatility, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic and recent Macroeconomic Conditions, and, as a result, the ultimate impacts of the COVID-19 pandemic, any shift from pandemic to endemic, and/or the Macroeconomic Conditions are highly uncertain and subject to change. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic, its evolution to endemic, and/or Macroeconomic Conditions will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
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
If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation could suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, breaches and security incidents. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, state actors, and cyber terrorists. While we are investing in recovery systems, security and access controls, and assessments of our vendors’ security for us and our recently acquired subsidiaries, these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach.
We moved to a fully remote work environment due to the COVID-19 pandemic and have now transitioned to a hybrid work environment where a sizable portion of our workforce will remain fully remote. In addition, the industry is generally moving to online remote infrastructure for core work. As a result, we and our partners may be more vulnerable to cyber attacks.

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
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate or incomplete, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, required notices to users, and reporting to regulators vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
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
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for the Etsy Marketplace.
Google Cloud Platform provides a distributed computing infrastructure as a service platform for business operations. We have migrated the Etsy marketplace’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services are in significant part reliant on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb, Depop, and Elo7 rely on Amazon Web Services for some business operations, and those marketplaces are thus subject to analogous risks.
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
•changes to our policies or fees that members of our communities perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
•inadequacies in our House Rules, policies, and other terms of use;
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
Our GMS and revenue is concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels although in recent quarters we have seen the number of active buyers on the Etsy marketplace decline on a year-over-year basis. The number of active sellers also remains meaningfully above pre-pandemic levels. If we lose a significant number of those buyers, or sellers, due to the pressure on or shifts in consumer discretionary spending, increased seller fees, or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at recent levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to retain existing buyers and sellers and attract new buyers and sellers who contribute to active communities, our business, financial performance, and growth could be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences, which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. A shift in trends away from socially-conscious consumerism, second-hand fashion, or unique or vintage goods, could also make it more difficult to attract new buyers and sellers. Our growth would also be harmed if the shift from brick-and-mortar retail to e-commerce does not continue, or the e-commerce gains experienced during the COVID-19 pandemic do not hold as the pandemic abates. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, most policies, products and product descriptions, shipping and returns. As a result, we may not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. Similarly, we have processes to identify sellers who may not be able to fulfill orders in a time frame or manner consistent with buyer expectations. Popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective.

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
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could have similar results. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we recently announced Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received or arrives damaged. While for qualifying orders under Etsy Purchase Protection we cover the reimbursement and not the seller, we also take steps such as requiring reserves, including to cover certain reimbursements that do not relate to qualified orders, from some sellers based on indications they may not be able to fulfill orders. Despite our efforts, we may not be able to recover the funds we expend for reimbursements unrelated to qualified orders and our cost to refund qualifying orders may exceed our expectations which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
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
Outside of the United States, governments of one or more countries have in the past and may continue to seek to censor content available on our platforms, attempt to apply their local requirements extraterritorially (including at times over lawful content), or may even attempt to block access to our platforms. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. As a result of the COVID-19 pandemic, Macroeconomic Conditions, and other factors, our sellers have experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth.
Our payments systems have both operational and compliance risks, including in-house execution risk, dependency on third-party providers, and a complex landscape of evolving laws, regulations, rules, and standards.
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We plan to invest ongoing internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods, offerings and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
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
Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support these services. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we, along with our sellers, may become subject to additional and evolving regulations, compliance requirements, and may be exposed to heightened operational and fraud risk, which could lead to an increase in our operating expenses.
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
Further, through our agreements with our third-party payments service providers, we are and could be subject to evolving rules and certification requirements (including, for example, the Payment Card Industry Data Security Standard), or other contractual requirements or expectations that may materially negatively impact our payments business. Failure to comply with these rules or requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.
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
Macroeconomic Conditions may adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the COVID-19 pandemic has caused significant uncertainty and volatility in the global economy, and we have seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to items sought on Etsy. The conflict in Ukraine has also negatively impacted the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe. As the adverse effects of this conflict continue to develop, both in Europe and throughout the rest of the world, our buyers’ discretionary spending may be negatively impacted. In addition, as of April 2022, due to expanding sanctions and business restrictions, sellers in Belarus and Russia are unable to access our marketplaces. Other factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest and core inflation rates, tax rates, housing costs, the availability of consumer credit, financial market fluctuations, and consumer confidence in future economic conditions. The Federal Reserve has raised interest rates several times so far in 2022 in response to concerns about inflation, and it may raise interest rates again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns.
If recent trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the nine months ended September 30, 2022, approximately 72% of our GMS was denominated in U.S. dollars.
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
•exposure to liabilities under anti-corruption, anti-money laundering and export control laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010, trade controls and sanctions administered by the U.S. Office of Foreign Assets Control of the U.S. Treasury Department, and similar laws and regulations in other jurisdictions;
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
•hiring employees in multiple locations globally, and building a diverse, equitable, and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
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
On August 16, 2022 President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. We are currently evaluating the impacts of the excise tax on our stock repurchase program, however we do not currently expect the new law to have a material impact on our results of operations.

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
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.

In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. As pandemic-related restrictions and habits evolve, competition has and may continue to intensify as buyers return to traditional brick-and-mortar retail stores.
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
Conversion rates differ between web, mobile web, and mobile app traffic. If visits to our platforms from sources with lower conversion rates (such as mobile web for the Etsy marketplace) were to increase as a percentage of overall visits, it could adversely impact our conversion rate and reduce GMS on our platforms which could adversely affect our business, financial performance, and growth.
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
We have incurred impairment charges for our goodwill and may incur further impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
Impairment may result from, among other things, deterioration in performance, adverse market conditions, including adverse market conditions arising from the transition of COVID-19 from pandemic to endemic and the ongoing crisis in Ukraine, adverse changes in applicable laws or regulations, challenges applying Etsy’s technological, marketing, and operational expertise to help scale the Depop and Elo7 marketplaces in a profitable, efficient, and effective manner, and a variety of other factors.
Due to the current adverse Macroeconomic Conditions and resultant headwinds caused by them, executive management changes at Depop and Elo7, and downward revisions to our business forecasts, we performed an interim quantitative impairment test for goodwill of our Depop and Elo7 reporting units finite-lived intangible assets, and other long-lived assets as of September 30, 2022, and recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for the Depop and Elo7 reporting units, respectively. These impairment charge amounts were recorded to Goodwill Impairment and had a material adverse effect on our balance sheet and results of operations. As of September 30, 2022, after the recognition of such impairment charges, there were no balances of goodwill remaining from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We review goodwill for impairment at least annually in the fourth quarter of the year or more frequently if indicators of impairment arise, and should the Macroeconomic Conditions continue to deteriorate, including a rise in the risk-free long-term interest rates, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill requiring additional impairment charges for reporting units other than Depop and Elo7. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Goodwill.”
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
We have acquired a number of businesses in the past, including our recent acquisitions of Depop and Elo7 in July 2021, and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions or any partnerships, and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. During the quarter ended September 30, 2022, we recorded an impairment charge to fully impair the carrying values of goodwill relating to our recent acquisitions of Depop and Elo7 - see Part I, Item 1, “Note 6—Goodwill,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Goodwill” for further information related to the impairment charges.
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
The implementation of our goals and initiatives may require considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we cannot guarantee that we will achieve them. If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
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
While most of the new laws being introduced are designed to promote more robust transparency and enhance resiliency, which can create the conditions for us to meet our Impact goals, laws have also been introduced in the United States that are designed to limit or restrict company activities on environmental and social issues. If such laws are successfully passed in the United States or elsewhere, or support for such laws grows, our Impact strategy and ESG metrics may subject us to heightened scrutiny or reputational damage.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes, the 2019 Notes, and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended September 30, 2022, holders of the remaining 2018 Notes are eligible to convert their 2018 Notes, and holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and 2019 Notes, respectively, during the fourth quarter of 2022. See Part I, Item 1, “Note 9—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-

money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
We limit certain claims against us under our House Rules, policies, and other terms of use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdiction courts, and may have reduced or no enforceability in some jurisdictions. Where these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
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
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA, which will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which becomes effective on December 31, 2023; and on June 17, 2022 Connecticut enacted the Connecticut Data Privacy Act (“CTDPA”), which becomes effective on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past few years, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, UCPA, CTDPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).

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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s Digital Markets Act (“DMA”) and Digital Services Act (“DSA”) which are expected to become effective around early 2024, and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France directly impact our sellers, as well as impose compliance verification obligations on us. In the U.K., the Online Safety Bill (“OSB”) which continues through Parliament may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional protections on both illegal and legal but “harmful” content, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third-party user content. This ranges from reform proposals impacting intellectual property laws such as the Digital Millennium Copyright Act § 512 et seq. or the Lanham Act (for trademarks and counterfeiting rules), to limits on user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230). As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected. We also operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. For example, upcoming regulations may impose significant verification, certification or additional compliance obligations on both us and our sellers. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
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
For example, between January 1, 2021 and October 28, 2022, our common stock’s daily closing price on Nasdaq has ranged from a low of $69.00 to a high of $296.91. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during times of macroeconomic uncertainty, including during the COVID-19 pandemic, as a result of inflation, rising interest rates, currency fluctuations, and market conditions in our industry and those affecting members of our communities;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2022, holders of the 2018 Notes are eligible to convert their 2018 Notes during the fourth quarter of 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 9—Debt” for more information on the Notes.
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
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. In May 2022, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $600 million of our common stock, of which approximately $451.9 million remained available as of September 30, 2022. There can be no assurance that any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During the three months ended September 30, 2022, we issued 163,483 shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
July 1 - 31	549,751	$86.55	523,848	$556,973
August 1 - 31	541,582	109.07	501,607	502,038
September 1 - 30	497,229	104.95	478,050	451,870
Total	1,588,562	99.99	1,503,505	451,870
(1)The total number of shares purchased includes 85,057 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions.
(3)In December 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $250 million of our common stock. This program was completed in the third quarter of 2022. The table also reflects the authorization of repurchases of up to an additional $600 million of our common stock pursuant to a program authorized by the Board effective May 3, 2022. This stock repurchase program has no expiration date.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Etsy, Inc. and Kruti Patel Goyal, dated February 10, 2011, as amended on December 14, 2016, and as supplemented on July 28, 2022.					X
10.2*	Letter Agreement between Etsy, Inc. and Nick Daniel, dated January 17, 2014, as supplemented on August 1, 2022.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document					X
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

ETSY, INC.
Date: November 2, 2022	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)