Form 10-K
period 2022-12-31
ETSY INC
filed 2023-02-23
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $9.212 billion.

The number of shares of common stock outstanding as of February 17, 2023 was 124,649,062.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference in Part III of this Annual Report.

Note Regarding Forward-Looking Statements
Summary Risk Factors

Part I - Financial Information
1	Item 1.	Business
45	Item 1A.	Risk Factors
74	Item 1B.	Unresolved Staff Comments
74	Item 2.	Properties
74	Item 3.	Legal Proceedings
74	Item 4.	Mine Safety Disclosures

Part II - Other Information
75	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
76	Item 6.	[Reserved]
77	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
93	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
94	Item 8.	Financial Statements and Supplementary Data
133	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
133	Item 9A.	Controls and Procedures
133	Item 9B.	Other Information
133	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III
134	Item 10.	Directors, Executive Officers and Corporate Governance
134	Item 11.	Executive Compensation
134	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
134	Item 13.	Certain Relationships and Related Transactions, and Director Independence
134	Item 14.	Principal Accounting Fees and Services

Part IV
135	Item 15.	Exhibits and Financial Statement Schedules
137	Item 16.	Form 10-K Summary
138		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “GMS,” “GMS ex-U.S. Domestic,” “mobile GMS,” and “currency-neutral GMS growth.”
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

Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions and the potential benefits thereof; our impact goals, strategy, and intended progress; the global macroeconomic uncertainty and volatility, including additional or unforeseen impacts that the COVID-19 pandemic and general market, political, economic, and business conditions may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.

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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Annual Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic and general market, political, economic, and business conditions may amplify many of these risks.
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
Financial Performance and Operational Risks Related to Our Business
•We experienced rapid growth in our business during 2020 and 2021, and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure or operational resources or otherwise be able to support our recent growth.
•The trustworthiness of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
•The unprecedented COVID-19 pandemic has impacted, and may continue to impact, our GMS and results of operations in numerous volatile and unpredictable ways.
•Our quarterly operating results may fluctuate, which could cause significant stock price fluctuations.
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
•Our payments systems have both operational and compliance risks, including in-house execution risk, dependency on third-party providers, and a complex landscape of evolving laws, regulations, rules, and standards.
•Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical events or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
•Our ability to recruit and retain a diverse group of employees and retain key employees is important to our success. If we experience significant attrition or turnover it could impact our ability to grow our business.
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
•Continuing to expand our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•Our acquisitions of Depop Limited (“Depop”) and Elo7 Serviços de Informática S.A. (“Elo7”) may create strains on our management, technology and operational resources and may prove to be costlier and take longer to integrate than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
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
•We have a significant amount of convertible debt and may incur additional debt in the future.
Regulatory, Compliance, and Legal Risks
•Compliance and protection under evolving global legal and regulatory requirements including privacy and data protection laws, tax laws, product liability laws, laws regulating speech and platform monitoring or moderation of speech, antitrust laws, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
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

PART I - Financial Information

Item 1. Business.
Overview
Our Mission
Etsy’s mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. We believe consumers are demanding more of the businesses they support and companies that build win-win solutions that are good for people, the planet, and profit will be best positioned to succeed. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. You can read more about Etsy’s Impact and environmental, social, and governance (“ESG”) strategies beginning on page 21, where we report on metrics aligned with both our self-identified Impact priorities and widely accepted third-party frameworks.
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
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Both Depop and Elo7 were acquired in July 2021. Our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all four marketplaces to some extent. The Reverb, Depop, and Elo7 marketplaces are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition.
Our sellers generated $13.3 billion of Gross Merchandise sales (“GMS”) in 2022. Of this, Etsy marketplace GMS was $11.8 billion or 88.3% of the total and Reverb, Depop, and Elo7 marketplaces generated approximately $942.5 million (7.1% of the total), $552.1 million (4.1% of the total), and $69.7 million (0.5% of the total) of GMS, respectively. We anticipate that the Etsy marketplace will continue to be the primary driver of our overall financial performance for the foreseeable future.
Here are a few key statistics about our marketplaces:
•The Etsy, Reverb, Depop, and Elo7 marketplaces collectively connected a total of 7.5 million active sellers to 95.1 million active buyers as of December 31, 2022.
•Our top six retail categories on the Etsy marketplace in 2022 were homewares and home furnishings, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and toys and games. Toys and games replaced beauty and personal care in our top six. These categories represented approximately $10 billion, or 86% of 2022 GMS.
•Reverb provides a significant presence in the market for musical instruments, Depop extends our apparel offering into the resale space, and Elo7 expands our geographic opportunity with a local brand in Brazil.
•We are a global company, and 44% of our consolidated 2022 GMS was generated when a seller or buyer, or both, were located outside of the United States.
•Approximately 67% of our 2022 consolidated GMS came from purchases made on mobile devices, with mobile app being the fastest growing device for the Etsy marketplace.

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
Best-in-class search and discovery: We are focused on continuing to develop a search and discovery experience that unlocks the value of the unique items that can be found on the Etsy marketplace. With over a hundred million items listed on Etsy.com that don’t map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that surfaces the right unique product to the right buyer at the right time in order to drive sales and buyer satisfaction. We use a combination of artificial intelligence, machine learning, and human curation to help personalize the search experience and enable Etsy buyers to more easily browse, filter, and find the items they desire. We’re investing in multiple areas focused on understanding buyer tastes and preferences as we strive to anticipate and inspire their next purchase.
The power of human connections: Our mission to “Keep Commerce Human” is a vital part of our strategy. We continue to emphasize the role that humans play in every aspect of our business. What makes the Etsy marketplace special isn’t just the unique items in our marketplace, it’s also the stories of how those items were brought to life by the hands of real people. Our buyer experience allows Etsy buyers to work with Etsy sellers to personalize or customize items to their exact specifications. We believe that fostering and elevating the quality of these human connections will continue to enable us to drive buyer engagement, loyalty, and purchase frequency, thus differentiating Etsy.com from other places you can shop.
Our trusted brand: We will continue to focus on being a reliable brand that inspires trust along the buyer journey — when buyers search, purchase, anticipate, and receive their special items, and all the steps in between. Since Etsy sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for providing an excellent end-to-end experience. There are two key elements to being a trusted brand: standing for something that buyers understand and rely on, and delivering a purchasing experience that feels efficient and safe. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available on Etsy, and in the overall Etsy experience. We also need to be reliable for our sellers, offering a suite of compelling services to help sellers comply with marketplace policies and have peace of mind transacting on Etsy.
Growing the Etsy marketplace in our seven core geographies:
We are focused on growing the Etsy marketplace in our seven core geographies (as illustrated above). While we have sellers and buyers around the world, we define our core geographies as locations that meet any of the following criteria:
•represent our most attractive GMS opportunities,
•where we currently have or believe we can create a vibrant two-sided marketplace, or

•where we’re making strategic investments in domestic growth.
We will also continue to evaluate additional geographies for strategic investments.
Leveraging our marketplace playbook across our “House of Brands”
We have four values-aligned e-commerce marketplaces offering non-commoditized items in our “House of Brands:” Etsy, Reverb, Depop, and Elo7. Each of these marketplaces stands for creativity, community, and “special” and shares common commitments to operate in a way that makes a positive impact on the world. Our goal is that all four marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
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
Since acquiring each business, we have invested in leveraging high-performing talent across Etsy and the other “House of Brands” marketplaces to accelerate value creation and idea pollination across our four marketplaces. We continue to invest in cross-functional, cross-marketplace initiatives that accelerate the application of best practices in domains relevant to all our businesses, some of which have been listed above. Some specific examples of cross-marketplace collaboration include application of proven techniques for making search more efficient, fulfillment and trust initiatives, optimization of performance marketing attribution models, and experience with brand research and awareness campaigns.

Etsy’s overall capital allocation strategy is focused in three areas: core investments in organic growth, which includes investments in our “House of Brands;” selectively pursuing acquisitions of businesses or technologies that complement our marketplaces or align with our overall growth strategy; and mitigating dilution to our stockholders through stock repurchase programs that have and may continue to be authorized by our Board of Directors.

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
On April 11, 2022, we increased the Etsy marketplace seller transaction fee. As part of our long standing principle to provide a “fair exchange of value” for the fee Etsy earns on marketplace transactions, we reinvested most of the incremental revenue generated from the transaction fee increase into the following: (a) expanding our engineering headcount, allocating a meaningful portion to Product Development initiatives targeted to improve customer experiences; (b) continuing to increase our Marketing spending; (c) launching the Etsy Purchase Protection program; and (d) increasing investments in Trust & Safety and Member Support. You can read more about our investments in the Primary Business Drivers section below.

2022 Consolidated Revenue $2.6B, Up 10% Y/Y

Services Revenue
$655.2M
25.5%
Marketplace Revenue
$1.9B
74.5%

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

Style (me)	Gifting (you)	Celebration (us)
Etsy purchase occasions can happen frequently throughout the year - when a buyer is decorating a home, selecting an outfit for a special event, planning a celebration for a special moment, or buying a gift for someone else. In fact, according to a 2022 Etsy buyer survey:
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
•Unique products: Etsy boasts a large assortment of handmade, customized, personalized, vintage, and craft supply products from all over the world. As of December 31, 2022, there were more than 100 million items listed on the Etsy marketplace, and approximately 26% of our 2022 GMS was from custom or made-to-order merchandise.
•Global reach: In 2022, 45% of Etsy sellers were located outside the United States, and 45% of our GMS was generated between an Etsy seller, Etsy buyer, or both, located outside of the United States. Our platform makes it easy for Etsy buyers and sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, Etsy Ads, and conversations between buyers and sellers. We invest in localization, particularly within our core non-U.S. markets, to create a more localized experience such as browse features and shipping filters, which has resulted in more sellers selling to buyers within their own country. In 2022, approximately 70% and 80% of GMS in the United Kingdom and Germany, respectively, was from domestic sales.
•Organic traffic base: The unique nature of our sellers’ inventory and power of our brand have enabled us to organically build a loyal, global base of Etsy buyers on the platform. In 2022, 80% of our GMS was generated through organic channels, including a large portion from buyers visiting Etsy directly as well as from non-paid channels such as search, social, email, and push notifications.
•Connection between Etsy buyers and sellers: As of December 31, 2022, 89.4 million buyers and 5.4 million sellers were active on the Etsy marketplace. We emphasize that the items listed for sale on the Etsy marketplace are brought to life by real people and that buyers can connect directly with sellers in order to ask questions and personalize or customize items to their specifications.

•Connected experience across all devices: We want to engage Etsy buyers wherever they are and provide an enjoyable and accessible shopping experience regardless of the format. Our mobile website and our Etsy mobile app for Etsy buyers (“Buy on Etsy”) include search and discovery, curation, personalization, augmented reality, and social shopping features. For the year ended December 31, 2022, approximately 66% of Etsy.com GMS was generated on a mobile device. Through product investments that drive buyers to our app, we’ve been able to increase app downloads by 33% in 2022, which is beneficial to our conversion rate, as our mobile app has the highest conversion rate among devices. For the full year, our Etsy App represented the largest single GMS contributor by device.
•Buyer intent; people come to the Etsy marketplace to browse and be inspired: Our platform is designed to provide a personalized search and discovery experience to Etsy buyers, curating search results and listings based on transaction and browsing history. We are continuing to build more sophisticated algorithms that allow us to deliver more personalized results to our buyers, with the goal of helping our buyers find both the items they want, and inspiration for their next purchase.
High Level Performance Recap:
Beginning in 2020 and continuing through 2021, the COVID-19 pandemic and other global macroeconomic factors drove a significant shift to online purchasing in many retail categories. During this period, the Etsy marketplace experienced significant growth - more than doubling our GMS from 2019 through 2021. We believe this growth can be attributed to the diversity of our merchandise, the differentiation of our brand and shopping experience as explained above, and our capital light business model, among other factors.
As the COVID-19 pandemic eased beginning in February 2022, consumer mobility significantly increased which resulted in many more choices for individuals of where to spend their time and money, as well as greater competition for share of wallet as a result of other macroeconomic factors such as increased inflation and geopolitical events. Despite these very strong reopening headwinds in 2022, the Etsy marketplace maintained the vast majority of gains achieved during the pandemic (with 2022 GMS equal to 96% of 2021 GMS and up 148% from 2019). On a constant currency basis, Etsy’s GMS declined 1% year-over-year in 2022.
We believe the primary reason for maintaining our pandemic gains was Etsy’s significant investments in improving the customer experience and deepening our engagement with buyers. Throughout 2022, we employed multiple strategies, some of which are outlined in the Product Development and Marketing sections below, to make shopping on Etsy more efficient, inspirational, and trustworthy. We believe another factor contributing to this performance is the diversity of the merchandise on the Etsy marketplace, as categories that were weaker during the pandemic (such as apparel or events related items) offset weakness in categories such as home and living and craft supplies, which grew significantly during that time.

The Reverb Marketplace

Reverb, headquartered in Chicago, is a two-sided marketplace launched in 2013 on the principle that buying and selling musical instruments should be easy. Reverb connects buyers and sellers of new, used, and vintage music gear from all over the world, uniting music makers with the gear that inspires them. As of December 31, 2022, our Reverb marketplace had 811 thousand active buyers and 229 thousand active sellers. Reverb’s buyers and sellers range from beginners looking for their first instruments to professional musicians expanding their gear collections, local music stores that use Reverb to do more business online, and the largest music retailers in the world that use Reverb to reach an even larger audience. In 2022, over 64% of Reverb’s active sellers also bought on Reverb, and those that bought and sold gear spent close to three times more than those that bought gear on Reverb but did not sell on Reverb.
Reverb’s unique characteristics include the depth and breadth of its sellers’ inventory, its range of sellers (including retailers, manufacturers, and individual sellers distributed across the globe), one of the largest musical instrument databases with historical pricing data in the world, and a large and passionate community of musicians and music gear lovers. In 2022, Reverb invested in optimizing conversion rate, delivering a more customized experience, and driving international growth.
High Level Performance Recap:
In 2022, Reverb’s GMS declined 0.6% from 2021 and increased approximately 1% on a constant currency basis during the same period as reopening headwinds and other macroeconomic factors, such as increased inflation and geopolitical events weighed on consumer discretionary spending. Despite these strong headwinds, Reverb, similar to Etsy, maintained the vast majority of its 2020 and 2021 GMS gains. Based upon insights from music industry trade publications and our internal estimates, we believe that Reverb continued to meaningfully outpace the growth of the musical instruments industry on a three-year basis, yet Reverb still represents less than 4% of the total available market for musical instruments. Reverb’s 2022 investments included improvements to the buyer and seller experiences, including enhanced search capabilities, additional payment and shipping options, greater emphasis on affordability, and more robust customer support. In marketing, Reverb tested new advertising channels and launched a new Google integration to optimize performance marketing efficiency and better target prospective buyers with higher potential lifetime value.

The Depop Marketplace

Depop, headquartered in London, is dedicated to building the world’s most diverse and progressive home of fashion. Since its founding in 2011, Depop has evolved to become a community-powered fashion marketplace to buy and sell unique fashion, with approximately 30 million registered users. Depop had approximately 3.3 million active buyers and 1.8 million active sellers at December 31, 2022. Approximately 55% of Depop sellers who made a sale in 2022 also made at least one purchase in 2022 which we believe shows the strong engagement of Depop’s user base. Approximately 92% of Depop’s GMS is in the apparel category.
Depop is a place for anyone to discover and celebrate their style on their own terms and to feel good about their fashion choices by extending the lives of millions of garments. We believe Depop has a meaningful growth opportunity given its healthy user engagement metrics, strong resale market position with the “Generation Z” (“Gen Z”) consumer demographic, and strong brand awareness in its core markets (United Kingdom and United States). As of December 31, 2022, the majority of Depop’s users were Gen Z (the demographic cohort succeeding Millennials and known as “digital natives” as they are the first social generation to have grown up with access to the internet and portable digital technology from a young age). According to a 2022 ThredUp Annual Resale Report, which looked at trailing twelve-month data, over 60% of Gen Z and Millennial shoppers will look for an item secondhand before purchasing it new, and over 80% of first time thrifters plan to spend the same amount or more on secondhand in the next five years. ThredUp also expects the global secondhand apparel market to grow approximately three times faster than the broader global apparel market through 2026.
High Level Performance Recap:
In 2022, the resale market outpaced the wider online fashion industry despite challenging macroeconomic conditions including reopening headwinds, inflationary pressures, consumer discretionary spending trends, foreign exchange rate volatility, and ongoing geopolitical events. Depop experienced intensified competition and inflationary pressures impacting performance in monthly active users, visit frequency, conversion and growth. Etsy believes Depop is a highly-relevant and authentic re-commerce brand that is still early in its growth lifecycle and plans to continue to invest accordingly. In September 2022, Etsy appointed Kruti Patel Goyal, Etsy’s former Chief Product Officer, to the role of Depop Chief Executive Officer. New leadership has focused on building momentum in the business, identifying the fewest, most impactful things to re-accelerate growth and improve operational efficiency in service of the Depop community. Throughout the year, Depop improved the buyer experience by increasing product velocity and infrastructure, enhancing search capabilities, building new performance marketing channels with PLA, and launching Make an Offer, Depop Payments, and Boosted Listings.

The Elo7 Marketplace

Elo7, known as the “Etsy of Brazil,” was founded in 2008 and is headquartered in São Paulo, Brazil. Elo7 specializes in custom and made-to-order merchandise, connecting approximately 53 thousand active sellers and 1.6 million active buyers as of December 31, 2022. Approximately 64% of Elo7’s GMS is from repeat buyers.
Elo7's marketplace includes items in over 40 retail categories, with a significant amount of GMS from "special event and life moment" categories. In 2022, Elo7’s top categories were parties and events, party favors, home decor, baby and kids, and weddings. Elo7 is ranked as a top 10 e-commerce site in Brazil in terms of traffic in web and android (according to Conversion E-commerce Report in Brazil, December 2022), providing us with a strong local brand in the largest Latin American e-commerce region.
High Level Performance Recap:
In 2022, the COVID-19 pandemic eased in Brazil, leading to a resumption of consumer mobility and therefore a return to in-person celebrations and events. Given Elo7’s exposure to these categories, as outlined above, the business began to see improved GMS performance throughout 2022. Key areas of investment for Elo7 during the year included conversion rate improvements from investments in search, giving sellers tools to help them grow, including access to more options for fast and affordable shipping. Elo7 also began testing an online marketing campaign aimed at driving brand awareness as it builds a broader marketing strategy. Similar to Etsy, we believe that Elo7 can expand its “consideration set” in the mind of Brazilian consumers, becoming a destination they turn to more frequently for more of life’s special moments.

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
We collect and analyze large volumes of data to enhance the performance of our platform, personalize search and discovery, improve our search experience, and test features on our website. Our use of machine learning algorithms on the Etsy marketplace creates an engaging shopping experience and helps Etsy sellers and Etsy buyers connect across our platform. We apply proprietary machine learning, artificial intelligence, and human curation to personalize the search and discovery experiences and enable buyers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind. Machine translation and machine learning also play an important role in making it easy for Etsy sellers and Etsy buyers to connect even if they don’t speak the same language. We translate listings within our Etsy marketplace, which we believe significantly increases the items available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience.
In addition, our technology infrastructure allows us to scale our efforts across the platform. Since the Etsy marketplace’s migration to Google Cloud, completed in 2020, we’ve increased engineering efficiency, shifting the focus from maintaining on-premise systems to product engineering work that is more strategic. This cloud migration has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume. In 2022, we invested in our technology platform to improve engineering development efficiencies and increase our product development velocity. Our other marketplaces Reverb, Depop, and Elo7 also operate their marketplaces in the cloud and make similar technical development investments with Amazon Web Services (“AWS”).
Product Development
Etsy’s product development and engineering organization is built around the core belief that we can create connections between our sellers and buyers that are personal and fundamentally different from those in other places you can shop or sell. We believe we have a novel approach to product development, which we call our Product Development Culture, an evolving set of key principles, mindsets, and habits that guide how our teams work, experiment, and interact as we develop great experiences for our customers and business. Our teams are organized around a collection of initiatives that support a common strategy aligned with our “Right to Win,” with cross-functional teams focused on a single key performance indicator (“KPI”) and set of objectives and key results, all meant to solve key customer friction points. Product and engineering groups work across all areas that matter to our buyers and sellers - the core buyer and seller experience, search and ads, payments, fulfillment, member support, and more. Our approach to solving customer challenges includes deep research, A/B testing, exploratory analysis, product management, design, engineering, and product marketing (go-to-market strategies).
We continue to advance our “Right to Win” strategy, our playbook designed to ensure Etsy is the first stop for consumers who want to shop their tastes and values, as well as differentiating our value proposition in a competitive environment. In 2022, we targeted our investments to making Etsy feel more “made for you” by improving the efficiency and inspiration of our Search & Discovery, making Etsy more reliable as a Trusted Brand, and providing our sellers with increased agency and scalability tools to help grow their businesses.

The chart below highlights just a few of our key product development achievements in 2022:
Etsy also shares aspects of its product development culture and strategies with our other subsidiaries. We are early in this effort and believe that over time increased focus on experimentation, search and discovery, and fulfillment will improve the customer experience across all of our marketplaces.
Marketing
We believe that our approach to investments in marketing are somewhat different from some other players in e-commerce, and we continue to evolve and refine these activities as a core component of our business. We’ve evolved our marketing strategy to reinforce our core brand promise in the minds of Etsy buyers, and we’ve strengthened our capabilities by employing a full-funnel marketing approach, optimizing our investments in each area of the funnel. Our two primary types of marketing investments, performance and brand - where we spent approximately $433 million and $145 million, respectively on a consolidated basis in 2022 - are discussed below:
Performance marketing. In 2022, the percentage of GMS attributed to performance marketing (paid GMS) was 20% so the vast majority of our GMS comes to us organically through awareness of our brand. Our investments in performance marketing, which we define as paid media spend related to the digital acquisition and re-engagement of buyers, adjusts according to demand and scale based on incremental return. We do not set fixed budgets for our marketing team; our investment philosophy for performance marketing is to invest until the marginal return on investment (“ROI”) on the next dollar spent is below our target minimum ROI. Increases in buyer lifetime value (“LTV”), driven by visits, conversion rate, incremental revenue, and frequency, shift the return curve, enabling us to spend more in marketing. The vast majority of return comes in-period, although some does fall into subsequent quarters. Our performance marketing spend naturally adjusts with demand, which we believe has worked well for us through changing demand and pricing for third-party marketing channels.
In May 2020, we launched our innovative advertising program for Etsy marketplace sellers called Offsite Ads. In this offering, Etsy pays the upfront costs to promote Etsy sellers’ listings on multiple internet platforms, and sellers only pay an additional transaction fee when they make a sale. When a shopper clicks on an offsite ad featuring a seller’s listing and purchases from the seller’s shop within 30 days of that click, the seller pays Etsy a transaction fee on that order. We believe our Offsite Ads program is a win-win for Etsy and our sellers because sellers only pay a fee when they make a sale and the additional fee expands Etsy’s LTV, as outlined above, enabling us to spend deeper to drive more visits to our marketplace. In 2022, revenue from the Etsy marketplace’s Offsite Ads program offset approximately 32% of our consolidated performance marketing spend.
Brand marketing. Since 2018, Etsy has leaned more heavily into “upper funnel” brand marketing strategies through TV, digital video, and paid social, to create a flywheel designed to elevate the effectiveness of our other marketing channels. Etsy continuously surveys buyers on ‘brand funnel’ metrics such as awareness and loyalty, and, in 2022, we refreshed the questions asked in these surveys to better track the results of our investments. U.S. Etsy buyer surveys indicate that, since the fourth quarter of 2018, prompted awareness is up more than 10%, purchase intent grew over 100%, and visit intent increased over 70%. We are also seeing great movement in our brand funnel metrics in the United Kingdom and Germany. Since the fourth quarter of 2020, our prompted awareness in the United Kingdom is up over 15% and purchase intent is up over 10%. During the same period in Germany, prompted awareness increased nearly 100% and purchase intent grew nearly 90%. Given these healthy performance metrics, as well as our validation of performance through multiple third-party methodologies, we anticipate that upper funnel brand marketing strategies will continue to be a growing part of our marketing investment mix over time.
Other marketing activities. Our marketing strategy also includes sophisticated Customer Relationship Management (CRM) tools that enable us to segment and target our buyers for engagement on and off Etsy, “mid funnel” advertising such as on social media channels, and corporate marketing partnerships to target specific buyer demographics. For example, we saw a 92% increase in video views on our social channels in 2022. We also build our brand globally through earned media that features Etsy as a trend-setter and global destination for conscious shopping that supports small business.

We believe our CRM and app push notifications are efficient tools to drive engagement with our active and lapsed buyers. In 2022, we leveraged these capabilities to promote seller “Thank You” coupon email reminders, offers for buyers’ recently favorited items, select flash sales on our app, abandoned cart reminders, as well as redesigned post-purchase “convos” to drive buyer re-engagement and frequency. We also added email opt-in at checkout for international buyers, provided an automated app download offer, and further improved update banners that bring buyers back.
We expanded social marketing activities with our “Creator Collab” program that encourages co-created content and product to drive traffic to Etsy by allowing creators to monetize certain social media content through our affiliate marketing channels. As part of this program, Etsy and our sellers partner with celebrities and influencers who are passionate about Etsy to reach new buyers and drive engagement with existing buyers.
Our subsidiaries are less mature businesses than Etsy.com and have therefore not yet reached the necessary size to cost-effectively scale either performance or brand marketing. We see further opportunity following early collaborations to share expertise through projects and personnel across our brands. We believe increased collaboration has the potential to drive future growth.
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
As the Etsy marketplace has experienced significant growth over the last few years, we have increased our investments and resources dedicated to trust and safety. This includes scaling our teams and investing in new tools and advanced technologies to enable these teams to more effectively and efficiently do their jobs. This included growing our content moderation team, expanding our handmade and counterfeit team dedicated to fighting counterfeits and violations of our Handmade Policy, and creating a dedicated trust and safety machine learning engineering team. Another example of a Trust & Safety enhancement is our new Reporting Portal, introduced in 2022, which has enabled thousands of intellectual property and other proprietary rights holders to report issues.
In 2022, we expanded enforcement of our Handmade Policy to continue to protect the integrity of our marketplace and increased our proactive review of listings for potential handmade violations. In order to protect our brand and our sellers’ collection of unique items, we will continue building on our proactive moderation capabilities while providing sellers with new tools to accurately describe their items and stay policy-adherent.
We publish an annual Transparency Report, which details our policy enforcement for the year on Intellectual Property, Prohibited Items, and Requests for Member Information policies. We have shared this report on our corporate website annually since 2015 and believe that publicly reporting on our enforcement efforts builds trust in our marketplace and community.
Our subsidiaries – Depop, Reverb, and Elo7 – also care about running trustworthy marketplaces, and maintain robust community guidelines and prohibited items policies. In 2022, there was significant sharing of best-practices and information on these important items across our “House of Brands.” As one example of improvements within our other marketplaces, Depop stepped up fraud detection and prevention activities through the implementation of a new third-party tool and expanded its fraud prevention team. You can read more about our other marketplaces’ respective policies and procedures by visiting each of their marketplace websites.

Member Support
As the Etsy marketplace has scaled, so have our investments in member support. While the majority of issues are resolved directly between our customers, we jump in and work to help resolve problems quickly when needed. As the primary touch point for our vibrant community of buyers and sellers, our Member Services team serves as both the voice of the Etsy brand and an important advocate for our community. When an issue arises, or a user has a question, we want to ensure they get support quickly and easily.
In 2022 we expanded our Member Services team to improve our case management process and continued to enhance our self-service and seller education tools to quickly resolve issues without our intervention. Here are some specific examples of 2022 enhancements:
•We expanded our Member Services team and trained hundreds of agents in Etsy Purchase Protection workflows ahead of the August 2022 launch, allowing us to meaningfully reduce the time to resolve case complaints despite the increase in submissions. Etsy Purchase Protection protects sellers and buyers on qualifying orders up to $250 when an item does not match the description, arrives damaged, or never arrives.
•We improved and expanded our live chat support, which is an increasingly preferred option for many Etsy users. For example, we launched Shop Manager Chat, a higher level of support provided to top sellers.
Our subsidiaries also require similar member support activities, and we believe our experience can be leveraged across our subsidiaries to help drive their future growth and customer satisfaction.
Seller Investments
In addition to our Offsite Ads advertising program and our paid services which include Etsy Ads, our on-site advertising platform for sellers, and our shipping labels product, we provide a wide range of insights, tools, programs, and educational resources to give Etsy marketplace sellers the support they need to manage and grow their businesses. Here are some examples:
•Star Seller program: We expanded on our successful Star Seller program, which celebrates and rewards sellers who provide excellent customer service with badging and increased prominence. The Star Seller program continued to gain traction, with a 75% increase year-over-year in sellers with a badge as of December 31, 2022. Star Sellers also earned approximately 15% more GMS than their non-Star Seller counterparts in 2022 due to factors such as higher conversion rate, traffic, average order value, and orders per converting buyer.
•Seller Services and Tools:
◦We offer a variety of free tools to Etsy sellers, including our Shop Manager dashboard, which serves as a centralized hub for Etsy sellers to track orders, manage inventory, view metrics and statistics, and have conversations with their customers across all of their Etsy shops. This dashboard is a single, easy-to-use interface that streamlines sellers’ bills and payments accounts.
◦We fully launched a new Etsy Seller App to all sellers, which includes features such as the ability to more easily manage inventory and check order status, receive notifications about repeat customers, add photos and listing videos, and purchase and print shipping labels. We continue to add features based on our seller feedback.
◦As part of our Etsy Purchase Protection program, as described above, Etsy refunds buyers and allows sellers to keep their earnings on qualifying orders if a buyer never receives the package, or the item arrives damaged, providing our sellers with more support in the event that something goes wrong.
◦We expanded our Help Center and improved navigation functionality, making it easier for sellers to access articles and content to better manage their accounts, find answers to their questions, and self-service minor issues that may arise. We also added 24/7 chat to support sellers.
•Education: We provide extensive educational resources to teach Etsy sellers how to start, manage, and scale their businesses on our platform, including:
◦Blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums, and insights from our support teams. Leveraging seller feedback, we redesigned the Etsy Seller Handbook homepage, introducing a new top navigation tool to highlight key resources and popular content.

◦In September 2022, we held Etsy Up: Holiday Edition, our first-ever global holiday kickoff event for sellers around the world. The interactive online experience included insider access to trends, tools, and actionable takeaways to help grow our sellers’ shops. This virtual event drew 80,000 sellers, making it the largest ever seller gathering in our history.
◦We added a personalized Offsite Ads performance snapshot email that details key metrics and messaging. This report provides our sellers with a clear view of the value of our Offsite Ads program.
◦Etsy sellers also connect through self-organized Etsy Teams to build personal relationships with other Etsy sellers, collaborate, educate, and support each other as they build their independent creative businesses.
Our subsidiaries also offer many tools and services for their seller communities, including tips for success, pricing insights, community events, and shipping carrier relationships and support.

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
Etsy Sellers
We believe that our 5.4 million active sellers are the backbone of Etsy’s business and that what matters most to them is our community of approximately 89 million buyers. We serve creative artisans and entrepreneurs around the world who choose to pursue their passions, offering them excellent value compared with other channels they may have to sell their products, and a cohesive suite of powerful tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants and have a broad range of personal and professional goals.
In 2022, active sellers, those who sold an item or incurred a bill charge in the last 12 months, grew 2% compared to 2021 and 114% compared to 2019. Our number of active sellers grew at a 27% compound annual growth rate (CAGR) since 2018. Our sellers’ success can be measured by trailing twelve-month GMS per active seller, which decreased approximately 6% year-over-year to $2,169 in 2022, yet grew when compared to the pre-pandemic period, up 16% from 2019.
About Etsy Sellers
Etsy is an on-ramp to entrepreneurship and economic empowerment for many people who might not have otherwise started a business. Here are some highlights of our November 2022 seller census1:

Seller’s creative businesses help build resilience for sellers and their families.
•For 34%, their creative business (on and off Etsy) is their sole occupation.
•Their creative business provides an important source of supplemental income contributing 12% of household income, on average.
•5 in 10 have financial dependents, including 29% who have children under 18 at home.
•44% use income from their creative business to cover household expenses like bills, rent, and food.
1 Global Methodology: Etsy sellers with an active shop in all of our core markets with the exception of Australia (United States, United Kingdom, Germany, France, Canada and India) were randomly selected to take part in a 25 minute online survey between November 9, 2022 and November 23, 2022. The survey and data analysis of the results were conducted by Ipsos, a leading Research and Public Opinion firm, in partnership with Etsy. Historically Etsy provided country specific data in its seller census. Given general similarity in our seller community survey results across countries we are no longer providing this level of detail. The total global sample size was 8,118 sellers. Results were weighted to represent Etsy’s global footprint and seller population parameters. The margin of error for the global survey is +/- 1.5%, but may vary per question.

Etsy businesses support local communities and the broader economy.
•The vast majority (90%) source supplies domestically.
•36% of sellers export their goods outside their home country.
Creative entrepreneurs continue turning to Etsy for financial stability.
•61% of all sellers cite financial challenges as prompting them to start their creative businesses. Of those, 69% said that financial challenge was the rising cost of living or inflation.
•1 in 4 sellers say their business has helped them offset the rising cost of living, and 36% of sellers in business for more than a year say their Etsy income is more important now than a year ago.
Etsy sellers help us understand broader economic trends.
•They are emblematic of the changing nature of work: 57% work independently2, and only 32% have full-time employment.

Here are some of the needs and challenges they cite:

On average, they spend **50%** of their business time making/designing and the rest on other administrative tasks.

Major challenges are marketing their businesses (**54%**) and dealing with inconsistent sales (**52%**).

48% of Etsy sellers reported that their business faced challenges as a result of inflation and the rising cost of living: most of those sellers saw increases in material and supply costs, and nearly half saw a rise in the cost of utilities.

They seek success on their own terms.

87% want to grow their businesses, but **52%** of sellers do not want to grow so big that they would have to hire others.

64% cite supplementary income as a motivation for starting a business.

They care about running responsible businesses.

Approximately 6 in 10 say it is extremely or very important to run a socially responsible (**62%**) and environmentally friendly (**55%**) business.

Half of sellers surveyed report that they use packaging that can be recycled.

KEY DEMOGRAPHICS OF ETSY SELLERS IN THE UNITED STATES AND UNITED KINGDOM (our top two markets)

DEMOGRAPHICS	UNITED STATES	UNITED KINGDOM
Gender (% identify as women)	82%	77%
Mean Age (years)	39.8	38.8
Education (% college or more)	48%	59%
Median Household Income	$62,000	£35,000
Rural	27%	24%
LGBTQIA+[3]	16%	16%
Sellers who self-identified as two or more of the below categories have been included in both totals. For both U.S. and U.K., some sellers declined to respond. As such, the totals do not sum to 100%.
White	76%	86%
Hispanic or Latinx	14%	n/a
Asian or Pacific Islander (U.S.) - Asian / Asian British (U.K.)	5%	4%
Black or African American (U.S.) - Black / African / Caribbean / Black British (U.K.)	8%	2%
Native American	3%	n/a
Mixed / multiple ethnic groups	n/a	3%
Other race/ethnicity	5%	1%

2 We use “work independently” to mean those who do not work in traditional full time employment, and includes people who selected: ‘self-employed’, ‘employed part time’, or ‘temporary or contract employee’ as their main working status, as well as those for whom their creative business is their sole occupation.
3 This includes all those who selected: Gay, Lesbian, Bisexual or Asexual as well as those who chose to enter their own text to describe themselves. All respondents also had the option to select Straight/Heterosexual or decline to answer.

Etsy New Seller GMS Retention
NEW SELLER GMS RETENTION (%)
NEW SELLER GMS RETENTION ($)

	Year 1	Year 2	Year 3	Year 4

2017 New Sellers	$481M	$639M	$832M	$1.2B

2018 New Sellers	$553M	$872M	$1.4B	$1.2B

2019 New Sellers	$832M	$1.5B	$1.4B

2020 New Sellers	$2.9B	$2.6B

2021 New Sellers	$1.9B

†    Note Etsy new seller GMS retention in “Year 1” in the above table represents 100%.
The above tables show two different views of the same data. Each new seller cohort includes the aggregate GMS from all sellers that created and were billed for their first listing on Etsy.com in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows retention in dollars. The GMS for each seller is calculated from the date of their first listing fee such that “Year 1” represents the GMS received by all sellers in the cohort within 365 days of their first listing fee. As a result, we do not yet have a full “Year 2” data set for the 2021 new seller cohort, as sellers who incurred their first listing fee later in 2021 have not yet had two years to age. These tables show that all seller cohorts initially inflected positively in terms of GMS value sold on the Etsy marketplace during the pandemic, and that seller cohorts are retaining much of the gains achieved despite the significant macroeconomic and reopening headwinds Etsy and other e-commerce marketplaces faced in 2022. That said, as pandemic periods roll out of future periods we could see further degradation of cohort retention.
Etsy Buyers
The Etsy marketplace supports a community of approximately 89 million buyers, who are looking to buy unique items directly from creative artisans and entrepreneurs. Etsy buyers can enjoy a personalized shopping experience and build relationships through direct interactions with Etsy sellers. They can also purchase customized items, vintage merchandise, and craft supplies from Etsy sellers. By shopping on the Etsy marketplace, Etsy buyers are supporting creative artisans and entrepreneurs in their local communities and around the world. We are focused on driving more new buyers to the platform and driving engagement so they purchase more often.

The COVID-19 pandemic and other global macroeconomic factors were catalysts for significant change in how buyers engage with Etsy.com. Here we provide detail supporting our belief that we have been able to retain much of the positive impact we’ve seen from the dramatic adoption of e-commerce in 2020 and 2021. In 2022, the number of active buyers declined only slightly from 2021 as pandemic periods rolled out of the figure and our business was impacted by reopening and other headwinds. Our number of active buyers - those buyers who have made a purchase within the trailing twelve months - has grown at a 23% compound annual growth rate (CAGR) since 2018, as shown in this chart.
Active Buyers

100
50
0
2018
2019
2020
2021
2022
Active Buyers 12/31 (M)

GMS Per Active Buyer

$140.00
$130.00
$120.00
$110.00
$100.00
2018
2019
2020
2021
2022

New Buyers

GMS per Active Buyer: We believe that one of the most useful ways to track the success of our efforts to drive buyer retention, frequency, and purchases is to look at GMS per active buyer on a trailing twelve-month basis. While our GMS per active buyer declined slightly from 2021 as strong COVID-19 pandemic related periods rolled out of the trailing twelve-month figure, this metric is at levels far above 2019, as illustrated in the chart to the left. We believe that we have meaningful opportunities to re-accelerate GMS per active buyer over time as we move past the strong COVID-19 pandemic related comparisons and continue to focus on increasing buyer frequency and growing our average order value, which we believe is a relatively untapped lever.

60
40
20
0
2018
2019
2020
2021
2022
New Buyers (M)
+55% Y/3Y

New Buyers: We believe that we have a significant opportunity to attract those who have never shopped on Etsy.com before. Since a buyer is separately identified by a unique e-mail address, a buyer is considered new if they use a unique e-mail address that has never been used for a purchase on the Etsy marketplace. During 2022, we had over 29 million new Etsy.com buyers, down 16% compared to 2021. While new buyers declined year-over-year, new buyer acquisition was up 55% from 2019 and remained meaningfully elevated when compared to pre-pandemic periods as shown in the chart below. GMS from new Etsy.com buyers was down 15% year-over-year and represented approximately 11% of overall Etsy.com GMS in 2022.
Etsy New Buyer GMS Retention
New Buyer Cohort GMS Retention (%)
New Buyer Cohort GMS Retention ($)

	Year 1	Year 2	Year 3	Year 4

2017 New Buyers	$1.1B	$413M	$555M	$868M

2018 New Buyers	$1.3B	$603M	$930M	$911M

2019 New Buyers	$1.6B	$978M	$949M

2020 New Buyers	$3.6B	$1.6B

2021 New Buyers	$3.2B

†    Note Etsy new buyer GMS retention in “Year 1” in the above table represents 100%.

These views of buyer retention focus on the retained GMS, which we believe is the best way to evaluate Etsy buyer behavior over a multi-year period. The above tables show the same data in two different views. Each new buyer cohort includes the aggregate GMS from all buyers who made their first purchase on Etsy in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows it in dollars. Each buyer’s GMS is calculated from the date of their first purchase such that “Year 1” represents the GMS of all purchases by buyers in the cohort within 365 days of their first purchase. As a result, we do not yet have a full “Year 2” data set for the 2021 new buyer cohort, as buyers who bought later in 2021 have not had two years to age. These tables highlight that our 2020 new buyer cohort is so far exhibiting stronger GMS retention than our 2017 new buyer cohort, and we are retaining the vast majority of the gains achieved in value of GMS despite the significant macroeconomic and reopening headwinds Etsy and other e-commerce marketplaces faced in 2022. That said, as pandemic periods roll out of future periods we could see further degradation of cohort retention.

Reactivated Buyers

30
20
10
0
2018
2019
2020
2021
2022
Reactivated Buyers (M)

Average Purchase Days per Repeat Buyer

Reactivated buyers: Because buyers often “lapse” in their Etsy.com purchases (not making a purchase in a year or more), the activities outlined above in our strategy, product and marketing sections are intended to reduce the number of buyers that lapse and also to re-engage lapsed buyers to get them to come back. The dramatic increase in active buyers during the pandemic also resulted in more lapsed buyers in recent periods than in pre-pandemic periods, providing Etsy with opportunity to reactivate a much larger pool of recently lapsed buyers. As a result of focus on this opportunity, we reactivated our highest ever number of lapsed buyers - 24 million in 2022, an increase of 24% from 2021, and up 87% from 2019.

5.50
5.00
4.50
4.00
2018
2019
2020
2021
2022
Average Purchase Days per Repeat Buyer

Repeat Buyers: Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. In 2022, on the Etsy marketplace, approximately 48% of our active buyers were repeat buyers, largely in line with the approximately 49% in 2021. While in 2022 the average number of purchase days per year that repeat buyers purchased decreased slightly from 2021 as we encountered reopening headwinds, this metric has trended higher over the past few years (from 4.6 times per year in 2019 to 5.1 times per year in 2022). We believe that we have significant opportunity to continue to drive frequency, a challenging metric to move, by improving the buyer journey through our ongoing investments in inspiration, efficiency, and reliability.

Active Buyers by Purchase Type

90M
80M
70M
60M
50M
40M
30M
20M
10M
0M
ACTIVE BUYERS
2018
2019
2020
2021
2022
One Purchase Day
Multiple Purchase Days
Habitual Buyers

Summary of Active Buyers by Purchase Type: This chart represents a summary of active buyer behavior according to the number of days they purchase and the amount they spend on Etsy during a twelve-month period. We have been particularly focused on converting our repeat buyers into habitual buyers, or Etsy buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months. Habitual buyers were 8% of our active buyers yet represented approximately 44% of our 2022 GMS. While we saw a 9% decline in habitual buyers in 2022 given the headwinds outlined above, we believe we have significant opportunities to re-accelerate growth in this buyer type as we continue to invest in our “Right to Win” strategy.

Our Opportunity
Industry Framework
We believe that the nature of commerce is continuing to evolve: over the past few years more people chose to purchase goods online and many consumers looked for special items as an alternative to mass produced goods. The COVID-19 pandemic drastically shifted behavior for buyers around the globe, which led to a surge in e-commerce and accelerated digital transformation in 2020 and 2021. In February of 2022, the world began to take material strides in increasing mobility and nearly returned to pre-pandemic levels by May 2022, which provided consumers with many more choices for where to spend their time and money. Looking forward, we believe that the lines between online and offline shopping are blurring for many consumers, and that Etsy has the opportunity to gain share within the context of the broader retail marketplace. We expect that our future success hinges on our ability to execute on the growth strategies outlined above, bringing more buyers to the marketplace, driving frequency of purchasing and the amount of spend on Etsy.
Etsy Marketplace Opportunity
In a market opportunity analysis completed in 2021, we estimated that the online market size across all relevant retail categories for the Etsy marketplace within our seven core geographic markets represented a $466 billion market opportunity, and an approximately $2.0 trillion market opportunity when offline was included. Included in this analysis of “relevant retail categories” was apparel and footwear, beauty and personal care, home and living, craft supplies, paper and party, art and collectibles, personal accessories and eyewear, pet care, and toys and games. Our 2022 Etsy marketplace GMS only represented approximately 2.5% of that online only portion.
We continue to focus on our goal of growing at a faster rate than e-commerce, on average and over time, and on gaining share through further penetration of certain categories and driving frequency of purchases on Etsy from existing and new buyers. We believe that the total number of days per year buyers purchase on Etsy continues to lag the total purchase days per year patterns for some of our key competitors. We believe Etsy has significant opportunities to capture more buyers around the world, with room to grow with our core female buyers, increasing opportunity to make Etsy relevant for people who identify as men, and further penetration in our most mature markets as well as in our lesser penetrated regions. Since our analysis is focused on our core geographies and retail categories, additional upside to this opportunity could come from further geographic and/or category expansion for Etsy.com.
“House of Brands” Opportunity
Since 2019, Etsy has taken several important strategic actions that deepen or enhance our total market opportunity. These include: our purchases of Reverb (musical instruments), Depop (expanding our apparel category opportunity into the resale sector), and Elo7 (which brings Etsy into the Brazilian e-commerce market). Third-party data on each brands’ market opportunity is provided on pages 6-7 above.

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
We also compete with retailers of all shapes and sizes for the attention of our buyers. A buyer has the choice of shopping with any online or offline retailer, whether large marketplaces, national retail chains, local consignment and vintage stores, resale marketplaces, or other venues or marketplaces. We are able to compete for buyers based on the unique goods that sellers list in our marketplaces, our brand awareness, the person-to-person commerce experience, customer service, our reputation for trustworthiness, the positive impact buyers can make by shopping from the creative entrepreneurs on our platform, our mobile apps, the availability of fair and free shipping offered by sellers, ease of payment, and the availability and reliability of our platform.
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

Seasonality
Etsy.com sellers experience increased sales and use more Etsy services during the fourth-quarter holiday shopping season. This has resulted in increased GMS and revenue for us during the fourth quarter of each fiscal year. Our cost of revenue and marketing expenses also generally follow this trend, with the highest costs incurred in the fourth quarter of each fiscal year. We expect this seasonality to continue in future years.

ESG Reporting: Our Impact Goals, Strategy & Progress
We have developed an Impact strategy and goals that reflect the positive impact we want to have on the world while advancing and complementing our business strategy, and we are pleased to provide this update on our progress.
Our Approach to ESG Reporting:
We apply similar focus, discipline, and accountability to our environmental, social, and governance (“ESG”) reporting metrics as we do our financial metrics, and we believe that together they make us stronger and more resilient. We expect to continue to use our required filings with the Securities and Exchange Commission (“SEC”), as well as our Investor Relations website and Etsy News blog, as our primary communications channels for information relating to our Impact strategy and progress. We have various approaches for determining what information we disclose in our ESG reporting, including feedback we receive from the financial community and other stakeholders. In addition, we continue to report our ESG metrics using the relevant Sustainability Accounting Standards Board (“SASB”) sector standards for our industry and Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks.
Our “House of Brands” and ESG Reporting Boundary:
We expect to continue to evolve our Impact strategy and ESG reporting in the future as we grow and further incorporate our recently acquired marketplaces into our Impact strategy and as our Impact work continues to mature. Our discussion of Impact strategy and highlights and ESG data includes the operations of our Etsy.com, Reverb, and Depop marketplaces but does not include the operations of Elo7, which was acquired in 2021, except where designated in the below chart. It is our intention to further integrate our Elo7 marketplace in our ESG reporting in the future. Any reference to Etsy, Inc. in this section, such as for the age and gender metrics provided on pages 33-34, includes our full “House of Brands,” including Elo7.
 =  included in section and specified goals
*     =  further clarification on section inclusion within designated section

Our ESG Framework:
In 2021, Etsy transitioned to the more commonly used environmental, social, and governance nomenclature for reporting on our Impact work. We believe this change makes it easier for our various stakeholders to track and interpret our progress and better aligns our reporting with emerging global standards.
Creating Economic Impact Through Entrepreneurship
We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship and, therefore, create value for all our stakeholders. In 2022, Etsy.com sellers contributed almost $13.5 billion to the U.S. economy* by harnessing their creativity and bringing unique products to market. Etsy.com sellers created the equivalent of nearly 3.4 million jobs in the independent worker economy*, enough jobs to employ all of the city of Chicago (population 2.7 million) and more, and generated approximately $3.6 billion in income*.
*    To calculate these results, Etsy.com commissioned its fifth economic impact study with ECONorthwest, an independent economic consulting firm, to explore the ways Etsy.com sellers in the United States contribute to the national economic landscape.

How We Drive Impact
Underpinning our Impact strategy is a set of levers we employ to drive toward our Impact goals while advancing and complementing our business strategy.

Business Integration

Responsibility and accountability for implementing our Impact strategy is integrated and owned across our Company through many cross functional teams. Our Impact strategy is approved annually by our Executive Team, and each of our Impact goals has an Executive sponsor. Our Board of Directors has oversight of these activities.

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

In 2023, we will continue
to utilize these
four levers to achieve
our Impact goals

Public Policy - Advocating for creative entrepreneurs, our communities, and the planet

We aim to leverage our engagement with policymakers to advance our commitments to economic empowerment for creative entrepreneurs, equity, and ecological sustainability. A key aspect of this work is activating the power of our seller community.

Values-Aligned Investment

We're putting our resources behind positive change to enable the communities we are a part of to thrive. Some examples are listed below this chart:

In 2022, Etsy Inc.’s Advocacy team worked with sellers and policymakers around the world to ensure a voice for small business owners in public policy. We continued to advocate for public policies aligned with the needs of creative entrepreneurs including supporting:
•reform efforts to provide the U.S. postal service with the funds needed to provide accessible affordable shipping options for sellers;
•enhanced access to affordable child care and caregiving leave for micro businesses;
•sellers’ privacy rights by advocating for strong privacy protections in consumer protection bills; and
•the rights of small business owners by advocating against new rules that would impose heavy burdens on small and microbusinesses.

Impact Investing. In 2022 we set up a $30 million Impact investment fund that is being held at a large Black-led Minority Deposit institution in the United States. The investment will support our Impact strategy and is expected to be put to work in 2023.

Philanthropy. In 2022, Etsy, Reverb, and Depop invested over $4.6 million in philanthropic donations to organizations driving equitable access to opportunity as well as disaster relief and direct support for local community based organizations.

Contributing to our Communities. Collectively, we enabled Etsy.com, Reverb, and Depop employees to donate over 4,300 hours of paid volunteer time off in their communities through Etsy’s Impact Hours program.
We cancelled the balances owed to Etsy by all sellers in Ukraine in the first quarter of 2022, which included listing fees, transaction fees, advertising fees, and more. This extended to Ukraine-based sellers in our relevant marketplaces, including Etsy.com and Reverb. This represented a contribution of approximately $4.6 million towards our community.
Natural disasters can be devastating to our sellers. In 2022, we updated our Disaster Response Framework to guide how and when we proactively support sellers in times of crisis.

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

Environmental

Building resilience for the long term
Net Zero
Achieve Net Zero through targets aligned with the science of climate change while continuing to run a carbon neutral company.

2022 & 2023 Goals

Etsy, Inc.: By year end 2030, we aim to achieve a 50% reduction in absolute Scope 1+2 greenhouse gas emissions and a 52% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

By year end 2040, we aim to achieve a 90% reduction in absolute Scope 1+2 greenhouse gas emissions and 97% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

Continue to offset 100% of measured Scope 1, 2, and 3 greenhouse gas emissions annually.

We believe our Net Zero goal strengthens our position as a trusted brand and contributes to our long-term strategy and makes us more resilient, drives efficiencies, and prepares us for anticipated regulations. What’s more, we believe the benefits of reducing emissions resonate beyond our corporate boundaries, contributing to the overall health of people and planet.
In 2022, Etsy, Inc. became one of the first few hundred companies globally to have our Net Zero goal approved by the Science-Based Targets Initiative (SBTi) under their new Net-Zero Standard. Guided by our new targets, in 2022, we reduced our absolute Scope 1 and 2 Net emissions by 12% while our Scope 3 emissions decreased by 22% on an intensity basis (tCO2e / $mm of gross profit) compared with our 2020 Net Zero baseline for both targets†. We made the following progress towards our Net Zero goal in 2022:
Transportation:
Emissions from the shipping of items sold in our marketplaces is by far the largest source of our Scope 3 emissions. In 2022, emissions from transportation accounted for approximately 64% of our Scope 3 emissions. This represents a 17% intensity reduction relative to 2021 and 27% intensity reduction relative to our 2020 baseline.
We drive reduction in transportation emissions primarily through advocacy, carrier engagement, and product (marketplace) design. In 2022, we supported the climate provisions in the Inflation Reduction Act at the national level, and advocated for the Advanced Clean Trucks and Advanced Clean Fleets legislation at the state level.
Packaging:
In 2022, emissions related to our sellers’ packaging made up 11% of our total Scope 3 footprint. This represents a 20% intensity reduction relative to 2021.
Purchased Goods & Services:
Our 2022 corporate procurement emissions were 120,325 tCO2e or 23% of our Scope 3 emissions. Through direct supplier engagement and strict supplier selection criteria, we were able to reduce corporate procurement emissions 6% on an intensity basis relative to 2021. Through our supplier vetting program, we collected impact data from 77.7% of Etsy.com’s suppliers, representing 89.7% of Etsy’s supplier spend in 2022. Of suppliers who have provided information, we found that 55% of Etsy.com’s spend went to companies that have set an emissions reduction goal. We plan to further leverage our negotiating power in our supply chain to drive Net Zero aligned reductions in 2023.

†    Scope 1 emissions include direct emissions such as natural gas and refrigerants used at our facilities. Scope 2 emissions include indirect emissions from the generation of electricity, steam, heating, and cooling that we may purchase for our facilities. Scope 3 emissions include all other indirect emissions that occur in our value chain such as business travel, employee commuting, and the goods and services we purchase.

Scope 3: Progress Against Science-Based Net Zero Target

400
200
0
tCO2e/$ Million Gross Profit
2020
'21
'22
'23
'24
'25
'26
'27
'28
'29
2030

■ Actual Emissions Intensity	—	Yearly Target	—	2040 Goal
Scope of our Net Zero Goal: This includes emissions across all four brands within Etsy, Inc. and is set against a 2020 baseline. Our 2020 and 2021 reported emissions include third-party assured Etsy.com and Reverb data, internally reviewed Depop data, and estimates for Elo7. Depop and Elo7 generate approximately 6% of these emissions. Our 2022 data includes third-party assured data for Etsy.com, Depop, and Reverb with estimated Elo7 data representing approximately 0.5% of our total emissions. For additional details about how we measure emissions, please see our GHG inventory and related notes on page 39, which includes our 2020 and 2021 emissions for Etsy.com and Reverb, and our 2022 emissions for Etsy.com, Reverb, and Depop. Our consolidated “House of Brands” Scope 3 emissions intensity for the trailing three years are illustrated in the ‘Progress Against Net Zero’ adjacent chart.
Carbon Neutral Business
We are focused on meeting our long-term SBTi- approved Net Zero goal. However, while we work toward long-term reductions in line with our goal, we are taking immediate action to address our environmental impact through our commitment to carbon neutrality. We consider our Net Zero efforts to be separate, but complementary to our carbon neutral work and expect to phase down our investments in offsets as we meet our Net Zero targets.
Since 2019, we have offset 100% of Etsy.com and Reverb’s Scope 1, 2 and 3 emissions. For 2022, we offset 100% of Etsy.com, Reverb and Depop’s Scope 1, 2 and 3 emissions by investing in 532,009 verified emissions reductions (VERs) that protect forests, sponsor wind and solar farms, and help develop greener methods for producing auto parts.
Sustainable Operations
Maintain best-in-class sustainable operations.

2022 & 2023 Goals

Source 100% of electricity from renewable sources for all Etsy, Inc. brands.

Achieve a 25% reduction in the intensity of our energy use in offices (kWh/sq. ft.) and for computing (kWh/visit) for Etsy.com by year end 2025.

Maintain “Zero Waste” across global operations for Etsy.com. Run “Zero Waste” operations at Reverb and Depop by year end 2025.

Maintaining best-in-class sustainable operations allows us to focus on long-term cost reduction, minimizing waste, and creating a healthier office environment for our employees. In 2022, we continued to make good progress against our goals.
Energy Use
In 2022, our total operational energy footprint was 19,688 MWh, of which 52% was from electricity. This includes energy usage from our office facilities for Etsy.com, Reverb, and Depop, remote worker energy usage for Etsy.com, Reverb, and Depop, and our Google Cloud computing for Etsy.com. Using our Cloud Jewels methodology, we estimate our energy consumption from Google Cloud in 2022 to be 6,379 MWh, or 32% of our total energy use.
Renewable Electricity
Since 2020, we have sourced renewable energy for 100% of the electricity used to power Etsy.com and Reverb's offices and employees working from home, as well as Etsy.com's computing load in Google Cloud. For 2022, we also sourced renewable energy for 100% of the electricity used to power Depop's offices and employees working from home.

This was achieved through a virtual power purchase agreement (“VPPA”), international renewable energy credits (iRECs), and on-site solar arrays at select offices. Through our 15-year VPPA, which we signed in 2018, we procure solar energy in the PJM Interconnection market that covers greater than 100% of Etsy, Inc.’s U.S. electricity needs.
Energy Efficiency
Our 2022 energy use for Etsy.com offices was 4,001 MWh. In offices where we maintain operational control, we achieved a 35% reduction in energy intensity (kWh/sq. ft.) relative to our 2016 baseline. At our Brooklyn headquarters, our efforts led to a New York City Building Energy Grade of an A.
For Etsy.com computing energy use, our energy usage per site visit (kWh/visit) decreased by 69% since 2016, largely due to our move to Google Cloud which has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume.
“Zero Waste”
In 2022, Etsy.com received a “Zero Waste” certification of our operations through the Total Resource Use and Efficiency (“TRUE”) certification program by Green Business Certification Inc. (“GBCI”) for the fifth year in a row for diverting over 90% of waste from landfill at our Brooklyn and Dublin offices. We continue to work toward our “Zero Waste” by 2025 goal for Reverb and Depop.
Marketplace Sustainability
Establish our marketplaces as destinations for sustainably minded shoppers and conscious living by reducing the environmental impact of shopping and fulfillment lifecycles, and creating experiences that promote circularity.

2022 Goals	2023 Goals

Etsy.com: Establish our marketplaces as destinations for sustainably minded shoppers and conscious living. Define a key performance indicator and establish a baseline on circularity.
Etsy.com:
Monitor and report the percent of active listings that have sustainability attributes, and the percent of sellers who have added a sustainability attribute to at least one listing.

Depop:
Leverage our marketing and product capabilities to facilitate access to circular fashion and inspire more people to shop circular.

Reverb:
For every new item sold, we'll aim to sell at least one used item, and we'll aim to support circularity by increasing orders of used items by 25% by 2025.

We believe prioritizing sustainability within our marketplaces creates an opportunity to drive strategic growth and ensure we are our communities’ first stop when they want to shop according to the values that are most important to them. We’re bringing sustainability to life for buyers and sellers in several ways:
Item Sustainability
In 2022, Etsy.com piloted new optional sustainability listing attributes that allow sellers to indicate if their items are made from environmentally conscious materials or are designed to be reusable or to reduce waste. On December 31, 2022, 4.7% of sellers had added a sustainability attribute to 1 or more listings, and 1.2% of active listings had at least one sustainability attribute.
As part of the launch, we also provided guidance to sellers on best practices for indicating each attribute. We are undertaking an internal review of a sample of listings to identify opportunities to enhance education. We are also engaging an external sustainability firm to review the efficacy of the program and determine if any remediation measures are needed in advance of launching any buyer-facing initiatives.
Packaging
As part of our efforts to meet our Net Zero goal, we are helping sellers reduce emissions from the packaging they use to ship orders, through both reused packaging and more sustainable options. In 2022, we expanded our partnership with EcoEnclose to include both

Etsy.com and Depop sellers in the United States. Through the partnership, sellers can access and buy affordable packaging made from certified responsibly sourced and 100% recycled paper that buyers can also recycle easily at home. The program now also supports sellers who reuse existing packaging, through a reused packaging sticker option.
Circularity
In 2022, we set a new strategy to inspire and enable people to participate in the circular economy where products and resources remain in use at their highest value across our marketplaces. Across our marketplaces, our communities are participating in circular systems, from the creative materials they use, to the items they sell, to the packaging they use to ship.

Social

Ensuring equitable access to opportunity
Prioritizing People
As of December 31, 2022, we had approximately 2,790 total employees worldwide, inclusive of Reverb, Depop, and Elo7 which had approximately 270 employees, 390 employees, and 220 employees, respectively.
Diversity, equity and inclusion (“DEI”) are core to Etsy‘s culture. As Etsy has grown, we have leaned on our value of “embracing differences.” We’ve continued our commitment to creating safe-space communities through our Employee Resource Groups (“ERGs”), made improvements to increase employee accessibility and disability inclusion, and refreshed our competency matrices and our performance enablement programs to enable equity.
This year we took to heart that diverse teams thrive with inclusive leadership, benefits, and policies. We believe that diverse and inclusive teams build more creative and innovative solutions that strengthen our business and reinforce our values. We’re committed to building a workplace where people of all backgrounds and walks of life can thrive. Additionally, the sustainability of our working environment and employee well-being also remained a key priority.
As a result, we’ve continued to support our hybrid working mode, as we believe a hybrid approach to work is the best fit for our business, culture, and team. We offer paid family leave policies, as well as periodic company-wide “rest and recharge” days to supplement Etsy’s generous paid time off policies. Etsy’s employees also took advantage of regular Focus Days, full days where non-critical meetings are canceled and we focus on digging deep into individual work. Etsy also continues to offer mental health days to our employees as part of our overall approach to well-being.
We continued our focus on employee engagement in 2022, which is linked with high performance, retention, innovation, and growth. Our employees have chosen to work at Etsy because they believe in our action-oriented, values-based, and purpose-driven work culture. In 2022, we conducted an engagement survey of all Etsy.com and Reverb global employees. Of all employees surveyed across Etsy.com and Reverb, 87% submitted a response. 77% of Etsy.com respondents and 75% of Reverb respondents reported favorable employee engagement.

Employee Diversity, Equity, and Inclusion
Build diverse and inclusive work forces that are broadly representative of their communities.

2022 Goals	2023 Goals

Etsy.com: Approximately double the percentage of U.S. employees at Etsy.com who identify as Black, Latinx, or Native American by year end 2023.
For Mexico and Ireland-based Software Engineering teams, achieve approximately two times country-level gender representation benchmark for women and marginalized genders by year end 2027.
•Mexico target: 13%
•Ireland target: 16%
Reverb: Reach gender parity at Reverb by year end 2026 (increasing women and marginalized genders to at least 50% by year end 2026).

Approximately double the percentage of U.S. employees at Reverb who identify as BIPOC by year end 2026.

Enhance and expand accessibility efforts by defining a KPI and establishing a baseline for accessibility in the employee experience at Etsy.com, Reverb, and Depop.

Etsy.com: Approximately double the percentage of U.S. employees at Etsy.com who identify as Black, Latinx, or Native American by year end 2023.

For Mexico and Ireland-based Software Engineering teams, achieve approximately two times country-level gender representation benchmark for women and marginalized genders by year end 2027.
•Mexico target: 13%
•Ireland target: 16%
In 2023, Etsy is committed to scoring an 80 or higher on Disability: IN's Disability Equality Index.

Reverb: Reach gender parity at Reverb by year end 2026 (increasing women and marginalized genders to at least 50% by year end 2026).

Approximately double the percentage of U.S. employees at Reverb who identify as BIPOC by year end 2026. (Note: Reverb’s definition of BIPOC includes Black, Latinx, Native American, Asian and two or more races)

Depop: Achieve 35% of underrepresented ethnicities in global headcount by year end 2028 (baseline December 31, 2022: 30%) (Note: Depop defines underrepresented ethnicities as Asian, Black, Mixed and staff identifying as ‘Other,’ including Latinx in the United States. To establish which ethnicities are underrepresented at Depop, we considered census, workforce and benchmarking data as well as our aim to be a progressive workplace.)

Achieve 27% of underrepresented gender identities in engineering & data by year end 2028 (baseline December 31, 2022: 20%)

Employee DEI
We made progress on the goal we set in 2018 to double the percentage of Black, Latinx, and Native American (collectively called “underrepresented communities” or “URC”) employees at Etsy.com by year end 2023. In 2022, Black, Latinx and Native American people constituted 23.9% of U.S. Etsy.com hires. As a result, at December 31, 2022, Black, Latinx, and Native American people made up 15.3% of Etsy.com's U.S. workforce, up from 8.6% in 2018 and 12.9% in 2021.
In 2022, Black, Indigenous, and People of Color (“BIPOC”) constituted 27.7% of Reverb’s U.S. hires. At December 31, 2022, Reverb’s U.S. workforce included 18.9% BIPOC representation, compared to 18.9% on December 31, 2021.
In 2022, Depop welcomed the integration within Etsy’s “House of Brands” as an opportunity to build on prior efforts, and introduce refreshed employee DEI Goals which continue Depop’s commitment to diversity while taking into account the wider economic context in which the business now operates, and more conservative hiring expected in 2023.
Gender Diversity
Etsy proudly maintains approximate gender parity in the overall employee population, among Leadership and at the Board of Directors level. We’ve identified Software Engineering as an area for focus on improving gender diversity. In the U.S., the percentage of women and marginalized gender software engineers at Etsy.com is 37.9%. Globally across all functions, at Etsy.com, the representation of women and marginalized gender employees was 51% at year end 2022.
We have identified an opportunity and set goals to increase representation of women and marginalized genders on Software Engineering teams in Mexico and Ireland by the end of 2027. As of December 31, 2022, in Mexico, we have achieved 14.4% representation of women and marginalized gender employees, and, in Ireland, we have achieved 16.2% representation of women and marginalized gender employees.
At Reverb, the representation of women and marginalized gender employees grew from 33.9% at December 31, 2021 to 36.4% at December 31, 2022.

At Depop, the representation of women and marginalized gender employees was 46% of their global workforce at year end 2022. Although Depop’s total workforce is broadly balanced between men and women/other gender identities, we’ve identified that the engineering and data teams present an opportunity for improving gender diversity.
Depop has expanded the scope of their previously committed target for increasing the number of women in engineering and data positions to include women and other marginalized genders (referred to as underrepresented gender identities or,”URGs”).
Attracting and Retaining Diverse Talent at the Leadership Level
Etsy is committed to building a workplace where all people, regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, gender identity or veteran status, can come, stay and thrive.
In 2022, Etsy formalized the Executive Diversity Council, bringing together senior stakeholders in order to support current and future DEI efforts and embed inclusive practices throughout Etsy.com, and holding leaders accountable for results. Members of this council are the Executive Team, who are responsible for Etsy’s principal business units, and Etsy’s DEI leaders. Etsy’s Executive Diversity Council is working to support strategic initiatives, partnerships, advocacy, and programs that contribute to Etsy’s DEI mission and Etsy’s employee experience, and whose results can be measured against an established DEI scorecard.
As of December 31, 2022, Black, Latinx, and Native American people comprised 9.8% of Etsy and Reverb’s combined leadership-level workforce. Our recruiting efforts include auditing each job description for inclusive language, proactively offering disability accommodations, sourcing from wide talent pools, strict adherence to a structured interview process, diversity training for all interviewers, applying the Mansfield rule (requiring that at least two qualified candidates from underrepresented communities are included at the hiring manager screening or “onsite” stage (requirement varies by department) for all job openings to ensure candidates from underrepresented communities are included at the hiring manager screening or “onsite” stage (requirement varies by department)). To retain our employees, we’re investing in refreshed management training through Etsy’s “Managing in the Moment” program, inclusion training for all employees, creating multiple avenues for connection and feedback between our Employee Resource Groups and our executive leaders; and we are seriously committed to building trust and transparency with employees. For example, career development conversations generally take place quarterly at Etsy and managers receive special training to facilitate annual review conversations and to mitigate potential biases in the process.
Focus on Inclusion
At Etsy.com, we’ve continued our mentorship programs and our employee resource group (“ERG”) program. Our goal is to create a positive and inclusive workplace culture where employees from all backgrounds, ages, and abilities have access to programs that foster a sense of community, contribute to professional development, and amplify diverse voices within the organization. In 2022, Etsy.com grew our ERG program to ten communities by adding a resource group dedicated to Accessibility & Disability, created a series of roundtables where the ERGs held dialogs with executive leaders, and hosted a robust program of ERG-produced events focused on advocacy and equity. Etsy also continues to ensure our ERGs have a voice in Etsy.com’s benefits offerings and responses to global concerns.
In addition to our expanded ERG and mentorship offerings, in 2022 we launched identity-based peer cohorts, called ‘dens’ internally, for Black, Latinx, Native American and Asian identifying employees.
In order to bolster equity and inclusion across Etsy’s “House of Brands,” in 2022, Reverb hired a dedicated DEI leader, launched a DEI Leadership Council responsible for promoting collaboration, transparency, and accountability for achieving our DEI roadmap goals, and launched its first internal DEI mentorship program and ERG program.
Our dedication to robust DEI training
In addition to our annual anti-discrimination and anti-harassment trainings, Etsy.com and Reverb continued partnering with Praxis Labs to conclude a virtual reality based DEI course for all employees. This seven month long, self-paced learning journey was supported by monthly discussion sessions facilitated by the DEI team.
Etsy.com and Reverb expect to continue to partner with third-party DEI consultants in 2023 as we continue to push our teams to "walk the talk" of our DEI commitments, and go beyond standard anti-discrimination trainings. In addition, we’ll be embedding inclusion education into employee lifecycle moments, including new hire orientation and manager training. Our DEI development goals include advancing individual’s ability to build empathy, identify inequity and, most importantly, take action.
Depop is committed to launching inclusion training in 2023 for all employees, including managers.
Pay Equity
Etsy takes proactive measures at each step of the employee journey in order to ensure fair pay practices. At the recruiting stage, we determine compensation packages within our existing frameworks by comparing outgoing offers to internal roles with comparable experience. During compensation reviews, we use guideposts when determining the size of merit and promotion increases and bonuses based on performance outcomes. Additionally, all compensation recommendations are reviewed by the appropriate Human Resources Business Partner and Executive team to ensure equity. Etsy also periodically makes market-based adjustments to compensation that we apply consistently within and across teams, to ensure pay for internal employees is aligned with that of new hires.

As part of our commitment to fair pay practices, we completed our 2022 Pay Equity analysis, conducted by a third-party consulting firm. The purpose of this analysis is to look at pay across jobs and levels to ensure our practices are fair and consistent and that compensation is not influenced by gender, or race/ethnicity.
The analysis found no unexplained pay gaps adverse to women or employees from other marginalized genders, or non-white employees. Additionally, there were no unexplained pay gaps based on intersectionality (i.e., based on the combination of race and gender/ethnicity). We plan to continue to comprehensively audit pay equity biennially with an external consultant, and conduct internal reviews several times a year in conjunction with events such as rating and promotion decisions and market adjustments.
Equity in Promotions
Etsy’s People Managers have the opportunity to recognize a direct report’s significant contributions and readiness for the next level by nominating them for a promotion. We offer two promotion cycles per year, one in the fall and one in the spring. Each of these cycles includes a calibration step where senior leaders in the relevant internal organization meet to review all promotion nominations in that organization to ensure fairness in decision-making practices.
To help ensure fairness and to mitigate bias in assessing promotion readiness, we provide Managers with tools and training to reflect on their own implicit biases, and we solicit nominations through a structured nomination form that has been audited to incorporate DEI best practices.
In addition to our rigorous promotion nomination practices, we perform detailed pre- and post-calibration analyses to assess equity in each promotion cycle.
Equity in Performance Ratings
We reward and recognize employees for their performance at Etsy with an overall performance rating that is decided once per year in the Annual Review process and informs pay and talent decisions, including salary increases, bonuses, and promotion decisions.
We work hard to ensure the performance review process is as consistent and fair as possible. A number of components play key roles in minimizing bias including clearly established and accessible behavioral competencies that outline performance expectations for each role and level, performance ratings that weight impact (50%) and competencies (50%) equally, and calibration that is conducted annually following submission of a Self-Review and Manager Review. In calibration, senior leaders in the applicable internal organization meet to review all rating decisions to ensure fairness in how ratings are applied to individuals in similar levels and roles. We review data pre- and post-calibration to assess equity in performance rating decisions. We plan to continue conducting this analysis annually.
Accessibility
Ensuring our employees are supported by policies, tools, and benefits that fit their needs remains a top priority. We take a generous approach to providing employees with accommodations and leaves of absence when needed, and we work hard to reduce stigma related to discussing matters of disability and mental health.
In 2022, Etsy.com launched the Accessibility & Disability ERG to foster community and provide a safe space for disabled and/or neurodivergent employees. In addition, we created an accommodations resource guide and trained our recruiters, as part of our efforts to ensure our interviewing process is as accessible as possible. We also are developing disability inclusion training, to be launched in 2023.
In 2022, Etsy.com partnered with Disability:IN and participated in their Disability Equality Index, a comprehensive benchmarking tool that helps companies achieve disability inclusion and equity. Using Etsy’s Disability Equality Index results, we built and began implementing a comprehensive disability inclusion roadmap.
Supplier Diversity, Equity, and Inclusion
Create an equitable and sustainable supply chain that supports our “House of Brands” while reducing our carbon footprint, supporting diverse businesses and bringing new economic opportunities to our suppliers and their employees.

2022 Goals	2023 Goals

Etsy.com: Ensure at least 50% of Etsy’s small and medium-sized enterprise suppliers* are owned by women, underrepresented racial communities, or veterans by year end 2022.

*    Based on suppliers providing impact data through our supplier vetting program.

Etsy.com, Reverb, Depop: Achieve $120 million in cumulative diverse* supplier spend by year end 2025.

*    A diverse supplier is defined as woman-owned, disability-owned and LGBTQ-owned globally; as well as underrepresented racial communities- (Black, Asian-Indian, Asian-Pacific, Hispanic/Latinx, Indigenous) and veteran-owned in the United States.

Supplier Diversity
In line with Etsy’s commitment to enable equitable access to economic opportunities, we set a short-term supplier diversity goal in 2019 to have 50% of our small and medium enterprise suppliers be women, URC*, or veteran owned by year end 2022.
In the final year of our work towards this target, we collected impact data through our supplier vetting program from 77.7% of Etsy’s suppliers, representing 89.7% of Etsy’s supplier spend in 2022. Of suppliers who have provided information, we found that 44.1% of Etsy’s small- and medium-sized suppliers are owned by women, URCs*, or veterans, down from achieving our target of 50.1% in 2021. We hoped to sustain and build on this progress in 2022; however, in response to Etsy’s rapid growth in scale, we saw two trends emerge that contributed to us missing the target.
1.In order to meet the demands of our larger scale, our business teams sought out efficiencies within their supply chains. Several business units planned and executed consolidation strategies across key spend categories (primarily professional services and in-office food). We focused our supplier diversity efforts on these planned areas of consolidation and encouraged the use of diverse small businesses wherever possible. We also engaged directly with our Tier 1 suppliers to support an expansion of data collection efforts to Tier 2 suppliers in our food program, where our purchasing power could have a more direct impact. Despite these efforts, the broader consolidation strategies in professional services contributed to the net reduction in supplier diversity.
2.At the same time, we also experienced accelerated growth in our overall small- and medium-sized supplier pool. While we are proud to have continued to grow our support of small- and medium-sized suppliers as our business scaled, we saw our overall small- and medium-sized supplier rate grow faster than our growth rate of diverse small- and medium-sized suppliers.
*URC for supplier diversity is defined in the Supplier DEI 2023 Goals chart above.
Launching a “House of Brands” Supplier Diversity Program and New Short-term Goal
Since 2019, Etsy has scaled our corporate supply chain operations to support four brands and we’ve learned that our supplier management and impact strategies have to evolve alongside our business. We began the crucial work of improving our end-to-end supplier management infrastructure in 2022 – adding people and centralizing processes; evolving our policies and processes to enable scale and efficiency; and introducing new technology. In 2023, we plan to continue these efforts and lay the foundation to launch Etsy’s first ever “House of Brands” Supplier Diversity Program. In the coming years, we expect this program will allow us to add Depop to our supplier Impact vetting process (joining Etsy.com and Reverb suppliers), release a public-facing supplier diversity policy and invest in technology to support automated reporting and dashboards. As part of this program, we are introducing a new short-term target to achieve $120 million of cumulative spend with diverse suppliers from January 1, 2022 through the end of 2025, across Etsy.com, Reverb and Depop. As of the end of 2022, we had $27 million in diverse supplier spend toward our new target.
Employment Practice Priorities
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
In 2022, we continued the meaningful work to educate our vendor partners who employ contractors on Etsy’s aspirational guidelines for employment practices. We continued a process to survey and evaluate our third-party partners across key practices. Where we identify gaps, we open dialogues with our vendors, using these guidelines as a north star:
•Ensuring our contractors receive a progressive living wage, adjusted for market conditions, based on location.
•Using our leverage with vendor partners to achieve a progressive and flexible paid leave policy for all full-time contractors, including vacation time, sick time, and gender-neutral parental leave.
•Ensuring all full-time contractors have access to quality medical care for themselves and their dependents.

Creative Community Diversity, Equity, and Inclusion
Build Marketplaces that are Diverse, Welcoming and Inclusive Places to Sell and Shop, and Drive Equity within Creative Communities.

2022 Goals	2023 Goals

Marketplace DEI
Etsy.com: Build a welcoming marketplace that is diverse, inclusive, and broadly representative of the communities it serves.
Include at least 45% Black and Brown skin tones in marketing assets in the United States and highlight historically marginalized groups.
Social Innovation
Leverage our marketplaces’ platforms to drive equitable access to creative pursuits and economic opportunity.
Etsy.com: Expand pathways to creative entrepreneurship for economically disenfranchised communities by increasing access to digital business resources, capital, and customers.
Reverb: Create a more inclusive music industry by expanding access to musical instruments and music education.
Depop: Provide educational resources and mentorship opportunities to help entrepreneurs, creatives, or small businesses from underrepresented groups grow their businesses sustainably.

Etsy, Inc.: In 2023, set a 5-year public target for how many economically disenfranchised, creative businesses we will strengthen through our investments in social impact and innovation.
Etsy.com: Aim to include at least 45% Black and Brown skin tones in marketing assets on Etsy-owned and Etsy-managed channels in the United States.
In 2023, set a 5-year public target for the promotion of underrepresented seller shops through merchandised experiences that broadly aligns with representation in our communities.
Depop: Aim to invest in programs or initiatives that drive equity for underrepresented communities on Depop.

In 2022, we consolidated our Marketplace DEI and Social Innovation goals under a single Creative Community DEI goal. We recognize that our efforts to create a welcoming and diverse marketplace for our buyers and sellers while supporting economically disenfranchised creative entrepreneurs must work in concert to drive our ultimate aim of equitable access to creative pursuits and economic opportunity.
Marketplace DEI
In 2022, we worked to ensure that the images we proactively created and shared in our Etsy.com marketplace were broadly representative of the communities in which we live. In 2022, 47.9% of the people in marketing assets on Etsy.com-owned and Etsy.com-managed channels in the United States had black or brown skin tone representation or were identified as people of color.
Social Innovation
This year represented another major expansion of Etsy’s investments to increase pathways to creative entrepreneurship, especially for those from economically disenfranchised communities. Etsy understands the critical role creative entrepreneurship can play in building economic independence and freedom for communities and has long been committed to utilizing our marketplace to help anyone with a creative idea build a business online.
This commitment was supported by Etsy.com’s Uplift Initiative, a diverse set of programs focused on supporting creative entrepreneurs facing challenges such as lack of access to an internet connection or limited digital skills and capital to grow their businesses. Our Uplift Fund continued to support organizations helping creative entrepreneurs. In 2022, the fund received over 6.4 million contributions from U.S. buyers on the Etsy marketplace who elected to round-up their order price and donate their change. From these donations, the Uplift Fund distributed approximately $2.5 million in grants to organizations driving resources to creative entrepreneurs. The Uplift Makers program onboarded two new cohorts, enabling a growing number of heritage artisan communities to build pathways to economic independence by bringing their products online. Over $340,000 in sales was generated in 2022 by Uplift Maker shops.
And we supported our communities across the “House of Brands:” Reverb continues to drive resources to under-resourced communities globally through Reverb Gives and has provided access to musical equipment through over $250,000 in credits. Depop facilitated a new edition of the Now/Next program with six Black Sellers, each receiving a grant of $2,000. The program was focused on developing and curating a curriculum aimed at delivering tangible support for Black Sellers, providing them with the inspiration, knowledge, tools and access to accelerate their success on Depop.

Workforce Metrics
Our mission is to “Keep Commerce Human.” Our DEI goals are integral to who we are as a company: namely, marketplaces and workplaces that are made stronger by the unique and special qualities of our communities.
We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees globally. Leadership is defined as Director level and above. Engineering employees are defined as those employees who work within the Engineering Job Family Group. Tech employees are defined as those employees who work on Product, Engineering, Analytics, and HR Information and Financial Systems Administration teams. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics represent our global employee base, while race and ethnicity metrics represent U.S. employees only. 2020 and 2021 metrics include Etsy.com and Reverb, while 2022 metrics include Etsy.com, Reverb, and Depop for Gender, Race and Ethnicity, and Age, and Elo7 for Age and Gender metrics only.
Our Board of Directors also affirmed its dedication to diversity in 2020, committing to actively seek out diverse director candidates to include in the pool from which nominees are chosen. In 2022, our Board of Directors strengthened its commitment to diversity by specifically requiring that any initial list of candidates considered by the Nominating and Corporate Governance Committee for nomination to our Board of Directors include at least two qualified candidates with diversity of race, ethnicity or gender. Etsy expects to provide additional disclosures on Board of Directors diversity in our Proxy Statement for our 2023 Annual Meeting of Stockholders. Etsy provided our 2021 consolidated equal employment opportunity (EEO-1) report on our Investor Relations website.
Gender Metrics - Global

Board of Directors	Overall	Leadership	Tech	Engineering	Other Business Roles

■ Female	■ Male	■ Additional Genders	■ Not Declared
†    Etsy commissioned an external third-party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

RACE & ETHNICITY METRICS - U.S. ONLY

	Board			Overall			Leadership			Tech			Engineering			Other Business Roles
	2020	2021	2022	2020†	2021†	2022†	2020†	2021†	2022†	2020†	2021†	2022†	2020†	2021†	2022†	2020†	2021†	2022†
American Indian or Alaska Native	—%	—%	—%	0.2%	0.1%	0.2%	0.7%	—%	—%	0.1%	0.2%	0.2%	—%	0.3%	0.2%	0.2%	—%	0.1%
Asian	—%	—%	—%	17.5%	18.9%	18.7%	14.4%	15.6%	14.1%	25.6%	24.7%	24.0%	22.6%	24.2%	24.5%	8%	9.8%	10.2%
Black/ African American	12.5%	22%	22%	5.9%	6.1%	7.1%	5.8%	6.1%	6.2%	5%	5.4%	5.6%	5.5%	5.6%	4.8%	7.2%	7.2%	9.5%
Hispanic	—%	—%	—%	6.1%	6.3%	7.3%	2.2%	3.3%	4%	4.6%	5%	5.7%	5.5%	5.6%	5.9%	8%	8.5%	9.9%
Two or More Races	—%	—%	—%	3.4%	3.7%	3.5%	3.6%	2.2%	2.2%	4.2%	3.9%	3.6%	4.4%	4.4%	3.9%	2.5%	3.1%	3.2%
White	87.5%	78%	78%	63.0%	61.2%	60.2%	71.9%	70%	71.8%	56.4%	57%	58.1%	57.5%	55.6%	57.3%	70.6%	67.8%	63.8%
Not Declared	—%	—%	—%	3.8%	3.7%	3%	1.4%	2.8%	1.8%	4%	3.8%	2.8%	4.6%	4.4%	3.4%	3.3%	3.6%	3.3%

AGE METRICS - GLOBAL*

2020†	2021†	2022†

■ 24 years and younger	■ 30-34 years	■ 40-49 years
■ 25-29 years	■ 35-39 years	■ 50+ years

*Age Not Declared was .2% in 2020 and 2021, and .1% in 2022.
† Etsy commissioned an external third-party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

Governance

Fostering a culture of ethics and accountability
Responsible Marketplace Practices
The trustworthiness of our marketplaces and the connections among our buyer and seller communities are the cornerstones of Etsy’s business. For more information, please see Part 1, Item 1, “Business—Primary Business Drivers—Trust & Safety” of this Annual Report.
Thoughtful Corporate Governance
Our corporate governance practices include an independent Board Chair, a fully independent Board of Directors (except for our CEO), independent Committee members, sophisticated and fully engaged directors with different areas of relative expertise and additional dimensions of diversity, and a balanced distribution of director tenure. For a more complete description of our corporate governance practices, please refer to our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022. More information on our governance policies and guidelines is available at the Investor Relations section of our website.
In 2022, we continued to evolve our corporate governance practices, amending our bylaws to provide that a stockholder, or a group of up to 20 stockholders, owning at least three percent of the voting power of Etsy's outstanding capital stock continuously for at least three years, may nominate and include director nominees in Etsy’s annual meeting proxy materials (commonly referred to as a “proxy access bylaw”), subject to certain limitations and requirements specified in the Bylaws.
We also strengthened our commitment to diversity on our Board of Directors, updating our Policies and Procedures for Director Candidates to require any initial list of director candidates considered by the Nominating and Corporate Governance Committee to include at least two qualified candidates with diversity of race, ethnicity or gender.
Integrated ESG Reporting
We strive to continue to innovate and evolve our ESG disclosures to hold ourselves accountable and transparently engage with all of our stakeholders. Since 2018, we’ve shared our ESG metrics alongside our financial results in our Integrated Annual Report. This practice is intended to ensure that we’re transparent about and accountable for progress against our environmental and social goals. In 2022, we expanded the scope of our integrated ESG reporting to include Depop more broadly and to include Elo7 in our Gender and Age metrics for the first time. We are also taking steps to improve our analysis and disclosure of human rights concerns, including publishing our Modern Slavery Statement and engaging with a human rights consultant to develop a roadmap to further improve our internal policies and processes to identify and address potential human rights risks.
Risk Oversight and Management
One of the key functions of our Board of Directors is to provide informed oversight of our risk management processes. While management is responsible for day-to-day management of the material risks we face, our Board of Directors is responsible for risk oversight. Since 2019, Etsy has had a Risk Steering Committee, which consists of a cross-functional management team that meets regularly to review and discuss the significant risks facing Etsy. Periodic reports on material risk are provided to the full Board of Directors. The Risk Steering Committee also periodically considers areas of new or evolving risks and works to understand risk analyses and establish appropriate mitigation plans. For more information on risk oversight generally, please see “Board Oversight of Risk” in Etsy’s Proxy Statement. For information on how we manage our climate related risks, please refer to our complete TCFD response beginning on page 40 of this Annual Report.

SASB Disclosure
The Sustainability Accounting Standards Board’s (“SASB”) mission is to develop sustainability metrics for public corporations to disclose material, decision-useful information to investors. Etsy’s disclosures are designed to provide comparable and consistent data. We have included below the metrics from SASB’s Consumer Goods Sector – E-Commerce industry standard that are relevant to our business. Unless otherwise noted as relating to Etsy.com, Depop, Reverb, or Elo7, information in this section applies to Etsy, Inc. and all of its subsidiaries.

SASB Metrics
SASB Code	Metric		2020	2021	2022
CG-EC-000.A	Entity-defined measure of user activity	Active buyers - Etsy, Inc. (thousands)	81,898	96,336	95,076
		Active sellers - Etsy, Inc. (thousands)	4,365	7,522	7,470
CG-EC-000.B	Data processing capacity

•In February 2020, we completed our full migration to Google Cloud for Etsy.com. Reverb and Depop use Amazon Web Services (AWS) for their cloud computing needs.
•Our Etsy.com cloud migration has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume.

	Percentage outsourced		100%	100%	100%

Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh (Etsy.com)		5,675	5,362	6,379
	Percentage renewable energy (Etsy.com)		100%	100%	100%
	Percentage grid electricity (Etsy.com)		100%	100%	100%
CG-EC-130a.3
Discussion of the integration of environmental considerations into strategic planning for data center needs.
•For 2022 we continued to meet our goal to source 100% renewable electricity for our operations which includes our office facilities for Etsy.com, Reverb, and Depop, remote worker electricity usage for Etsy.com, Reverb, and Depop, and our Google Cloud computing for Etsy.com, and we have a 2025 goal to reduce the intensity of our energy use by 25% from a 2016 baseline. These goals are included as key considerations as we plan for our computing needs, and have been a focus of our sustainability efforts. When transitioning to a cloud computing infrastructure, we selected Google Cloud, a partner that shares our commitment to 100% renewable electricity, for Etsy.com. Their highly efficient data centers have helped us save significant overhead energy. We achieved a 69% reduction in energy use (kWh per site visit) from computing between 2016 and 2022, despite substantial growth in our business over the same period.
•We actively monitor and manage energy consumption from our computing infrastructure for Etsy.com. In 2022, we estimate that our energy consumption in Google Cloud was 6,379 MWh, based on a methodology developed by Etsy and reviewed by industry experts (our “Cloud Jewels methodology”). Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2022 hardware infrastructure energy footprint does not include Reverb, Depop, or Elo7 as we are not currently able to calculate energy usage from AWS, but we do include the emissions from Reverb and Depop’s hardware infrastructure in our Scope 3 Purchased Goods and Services calculations.
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
•We care deeply about privacy and are committed to being upfront about our privacy practices, including how we treat personal information. Etsy’s Privacy Policy provides a detailed explanation of our privacy practices. Etsy’s Transparency Report also includes details of our Privacy Principles.
•Among other things, our Privacy Policy covers the user information that Etsy collects or receives, the choices and control that a user has in relation to this data including based on type and sensitivity by region and worldwide, the purpose for which Etsy uses such information (including first and third-party advertising purposes), our policies relating to our usage and sharing within Etsy, its affiliates and third-party partners, disclosures about third-party partner privacy policy and options, and user controls for sharing and controlling such information with third-parties.

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
•In 2021, we expanded the role of our Audit Committee in the oversight of Etsy’s technology and information security policies and practices, and the internal controls relating to information security, and the steps taken by management to identify, monitor, and control these exposures, to provide for more focused oversight of rapidly evolving information security risks and mitigation strategies.
•Our Board also periodically participates in tabletop exercises conducted by senior management as part of risk management and disaster-related planning to validate, test, and assess the effectiveness and adequacy of certain roles and decision-making processes in the event of a cyber-incident.
•Further information can be found in our Data Privacy & Security policy on our Investor Relations site.

Employee Recruitment, Inclusion and Performance
SASB Code	Metric	2020	2021	2022
CG-EC-330a.1	Employee engagement as a percentage (Etsy.com)	81%	75%	77%
	Employee engagement as a percentage (Reverb)	75%	75%	75%
	Employee engagement as a percentage (Depop)			72%

Employee engagement as a percentage and discussion of methodology.
•In May 2022, we conducted an engagement survey of all global employees. Of all employees surveyed across Etsy.com and Reverb, 87% submitted a response, and 77% of Etsy respondents and 75% of Reverb respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 64 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, and two free-text questions to which employees were asked to write out a response for Etsy.com. At Reverb, the Culture Amp survey consisted of 65 rating questions and two free-text questions.
•During September and October 2022, Depop conducted its quarterly engagement survey through Peakon. 82% of employees submitted a response, with a resulting engagement score of 7.2. This is the average score given by respondents to 4 key engagement questions, all of which are rated on a scale of 1-10. This score has been converted into a percentage based on the overall engagement score.

SASB Metrics
SASB Code	Metric	2020		2021		2022
CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions	See Workforce Metrics section for details starting on page 33.
	Discussion of diversity and inclusion strategy and performance	See Social section for details starting on page 27.
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders	5.1%		5.6%		3.8%
Product Packaging and Distribution
CG-EC-410a.1	Total greenhouse gas (“GHG”) footprint of product shipments in metric tons CO2e	303,218	†	363,361	†	339,395	†
	Total greenhouse gas (GHG) footprint of packaging in metric tons CO2e	53,489	†	63,645	†	57,911	†
CG-EC-410a.2
Discussion of strategies to reduce the environmental impact of product delivery.
•The delivery of products sold on our marketplace represents the majority of Etsy’s carbon footprint. As a peer-to-peer marketplace, Etsy does not directly control seller shipping or the associated logistics networks; however, we are committed to addressing carbon emissions from shipping and packaging.
•In 2022, we offset 100% of emissions generated from shipping and packaging on the Etsy.com (since 2019), Reverb (since 2019), and Depop marketplaces (starting in 2022) through investments in verified emissions reductions. This allows us to take immediate action while we work toward our Net Zero goal.
•In addition, we take action in support of policy solutions that will help to drive carbon reduction from product delivery in the long-term. In 2022, we again prioritized advocating for national and regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on heavy- and medium-duty vehicles that play an important role in e-commerce logistics.
•In 2022, we expanded our partnership with EcoEnclose to now include both Etsy.com and Depop sellers in the United States. Through the partnership, sellers can access and buy affordable packaging made from certified responsibly sourced and 100% recycled paper that buyers can also recycle easily at home. The program now also supports sellers who reuse existing packaging, through a reused packaging sticker option.
•We continue to collaborate with peers, vendors, and NGOs on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.
*th

Greenhouse Gas (“GHG”) Emissions Summary (tCO2e)	Etsy.com + Reverb		Etsy.com + Reverb		Etsy.com, Reverb, Depop
GHG Emissions by Scope	2020		2021		2022
Scope 1	294	†	350	†	371	†
Scope 2 - Market	4	†	0†		0†
Scope 2 - Location	914	†	420	†	542	†
Scope 3	438,731		548,900		531,638
Scope 3 Emissions Intensity (tCO2e/ million $ gross profit)					293
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services
Purchased Goods & Services (excluding Computing)	76,451	†	97,302	†	106,434	†
Cloud Computing - Google Cloud (Etsy Only)			13,623	†	12,054	†
Other Computing	488	†	466	†	1,836	†
Category 3: Fuel & Energy Related Activities
Fuel & Energy Related Activities Not Included in Scope 1 or Scope 2			2,711		3,429
Category 5: Waste Generated in Operations
Waste	3		3		5
Water	9		4		4
Category 6: Business Travel
Air Travel	153	†	67	†	1,067	†
Other Business Travel	10		9		163
Category 7: Employee Commuting
Commuting	111		83		1,042
Remote Workers	672		1,066		1,401
Category 8: Upstream Leased Assets
Cloud Computing - Google Cloud (Etsy Only)	0†
Category 9: Downstream Transportation & Distribution
Shipping	303,218	†	363,361	†	339,395	†
Packaging	53,489	†	63,645	†	57,911	†
Category 11: Use of Sold Products
End User Energy Use	4,127	†	6,560	†	6,897	†
For 2020 and 2021, emissions generated from our co-located data centers are included in Scope 2 emissions; we did not have operations in any colocated data centers in 2022. In 2020, we expanded our inventory to account for the Scope 3 GHG emissions from: (1) the packaging our sellers use to ship products to buyers, (2) the use of our platforms on consumers’ personal devices, and (3) our corporate supply chain.
As part of our continued commitment to maintain accountability for our GHG emissions, in 2021, we further expanded the scope of our measured and reported GHG emissions inventory and refined the methodologies used to calculate our Scope 3 GHG emissions: (1) in Scope 3 - Category 3, we captured GHG emissions from fuel and energy related activities not already included in Scope 1 and 2, (2) we updated the supplier spend data, emission factors, and categorizations included in our Scope 3 - Category 1 emissions calculations, resulting in higher emissions year-over-year. (3) we reclassified emissions generated from Google Cloud computing from Scope 3 - Category 8 to Scope 3 - Category 1. As part of the recategorization of cloud computing, we now include an estimate of our supplier’s Scope 3 emissions, resulting in higher emissions. (4) We no longer differentiate between Scope 3 - Market and Scope 3 - Location-based emissions and instead provide current and historical data for what we had formerly considered Scope 3 - Market-based emissions, and (5) we apply renewable energy certificates to our employees’ working from home electricity usage in Category 7.
In 2022, we included emissions from Depop in our above calculations. For Scope 3 - Category 1, we utilized publicly available emissions data to derive emissions calculations for several suppliers that may cause this data to not be as comparable year over year. For the subsection of Scope 3 - Category 1, Cloud Computing - Google Cloud (Etsy.com only), we calculated the emissions partly with data provided by Google and partly by our own calculation of their market-based emissions. Using Etsy’s Cloud Jewels methodology we estimated our Google Cloud Platform’s Scope 2 energy usage and with Google’s agreement, retired REC’s on behalf of this energy usage, thus reducing our supplier emissions from Google Cloud.
As a result of the above changes in scope, methodology, and our continued efforts at further accountability, some categories of emissions data are not comparable from year to year. For additional details regarding the scope and data methodologies used to calculate our GHG emissions data can be found on our Investor Relations website.

†Etsy commissioned an external third-party to perform attest procedures with respect to our carbon and energy metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

The Task Force on Climate-Related Financial Disclosures
Etsy treats climate change and its related impacts seriously. As part of our deepening management of climate impacts, since 2020, we have reported enhanced climate-related disclosures for Etsy.com in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”). The following section reflects our climate-specific reporting aligned with the TCFD. While we have identified and disclosed a number of relevant climate-related risks, we have determined that at this time none of these risks represent a material short-term risk to our business. For a discussion of certain risks we are exposed to in the normal course of our business activities, see Part I, Item 1A, “Risk Factors.”
TCFD provides a framework with four thematic areas — Governance, Strategy, Risk Management, and Metrics and Targets — and eleven recommended disclosures. The following disclosures provide information intended to address each recommendation, including references to other publicly available sources for related information. Information in this section is limited to Etsy.com.
Governance
Board of Directors oversight of climate-related risks & opportunities
Etsy’s full Board of Directors has overall responsibility for oversight of risk management at Etsy, including management of climate risk. The charter of the Nominating and Corporate Governance Committee (the “N&CGC”) of our Board of Directors provides that the N&CGC has responsibility for periodic review of our environmental and social Impact goals and our progress towards those goals. We typically report on our progress towards our Impact goals to the N&CGC or the full Board of Directors two times a year. The full Board of Directors also receives briefings, generally quarterly, on risk management-related topics, and the work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors. (For a description of the Risk Steering Committee’s activities, see below.)
The full Board of Directors is responsible for reviewing significant acquisitions and other large scale capital expenditures. One of the criteria we use when evaluating acquisition opportunities is whether the transaction aligns with our mission, strategy, and values, including our Impact focus. In addition, the Audit Committee of the Board of Directors oversees the disclosure in our Annual Report, which includes Impact disclosures, and our auditor’s review of our Impact disclosures, and our Compensation Committee oversees our talent and employee development programs including our policies and strategies regarding diversity and inclusion. One member of our Board of Directors is experienced in sustainability accounting practices and is a Sustainability Accounting Standards Board (“SASB”) FSA Credential Holder. Information about Etsy, Inc.’s Board of Directors and its Committees, including their charters and membership, is available in the Governance section of our investor relations website.

Board & Board Committees
Board of Directors
Oversight of risk management including climate and ESG risk.
Compensation Committee
Oversees DEI strategy & pay equity.
Nominating & Corporate Governance Committee
Reviews environmental & social Impact goals and progress towards goals.
Audit Committee
Oversees ESG disclosure in Integrated Report.
Senior Management
Executive Team
Impact Strategy VP Sponsors
Risk Steering Committee
Cross Functional Committees
Technical ESG Working Groups
Human Rights WG
ESG Disclosure WG
Impact Investing WG
Impact Strategy Coordination Committee
Includes members from: DEI | Impact | Advocacy | Strategic Sourcing | Accounting | Systems

Management’s role in assessing and managing climate-related risks and opportunities
Our Executive Team, including our CEO and CFO, review our environmental goals annually. Our CFO approves material capital expenditures, including those related to climate-related issues, such as renewable energy projects, and investments in verified emissions reductions.
Oversight of climate risk at Etsy.com is supported by the Risk Steering Committee, a cross-functional management team which includes our CEO and CFO. This Committee meets at least quarterly to review and discuss the significant risks facing Etsy.com and its deliberations inform the risk management-related topics elevated to the Board of Directors.
Etsy, Inc.’s Sustainability team, led by the Senior Director of Impact and Sustainability (the “I&S Sr. Director”), oversees Etsy’s sustainability strategy and implementation, which includes climate impacts. The I&S Sr. Director reports to the VP, Strategic Sourcing and Marketplace Initiatives, who reports to the Chief Operations Officer, who is the Executive Sponsor for Etsy’s Impact strategy. The I&S Sr. Director presents progress on environmental metrics each quarter to the Senior Leadership Team, including the CEO and CFO. The Impact Strategy Coordination Group, a cross-functional working group led by the I&S Sr. Director, coordinates ESG strategy and initiatives and meets bi-weekly. Etsy also has three cross-functional Impact Working Groups that all meet at least quarterly to manage the implementation of Impact projects and reporting.

Strategy
Climate-related risks and opportunities identified & impact on strategy
Etsy’s climate strategy is informed by periodic identification and prioritization of climate-related risks and opportunities. In 2022, we deepened our analysis of climate impacts identified as part of our 2021 climate scenario analysis while continuing to strengthen internal engagement. To understand the degree to which a climate risk or opportunity could impact Etsy, the Impact team works with both external climate consultants and internal stakeholders to assess our current exposure and sensitivity, review existing controls, and analyze projected trends. To date, we have not identified any climate-related risks which are reasonably expected to have a material short-term impact on financial or strategic business operations. We believe that this is largely due to Etsy.com’s marketplace model, the wide geographic distribution of our seller and buyer base, and our long-standing work to mitigate climate risks. However, due to the systemic nature of climate change and its intensifying global impacts, we are continuing to monitor and manage both climate-related risks and opportunities.
The following disclosures highlight the identified climate-related impacts, as well as the ways in which our ESG strategy seeks to mitigate risks and leverage opportunities. We define short-term impacts as those expected to occur within 0-2 years, medium-term impacts as those expected to occur within 2-5 years, and long-term impacts as those expected to occur after 5 or more years. Etsy’s ESG goal-setting process considers these climate-related impacts.
Identified Climate Opportunities & Management Response

Class	Opportunity Description	Horizon	Management Response
Energy Source	The availability of renewable energy mechanisms presents opportunities to reduce our exposure to fossil fuel price increases and reduce operating costs.	Short-Term
100% Renewable Electricity
Through our 15-year VPPA, international renewable energy credits, and on-site solar arrays, we powered 100% of the energy used in 2022 by our Etsy.com offices and remote workers, as well as by Etsy.com’s Google Cloud computing with renewable energy. Given the dramatic increase in energy costs in 2022, our U.S.-based VPPA generated more settlement credits than Etsy paid in electricity costs for its U.S. offices.
We intend to continue to source 100% of electricity from renewable sources through a mix of onsite renewables, utility contracts, and our VPPA.

Resource Efficiency	Reducing resource use across our facilities offers opportunities to reduce operating costs while strengthening employee engagement and thus improving retention.	Short-Term
Energy Efficiency
We continue to be on track to meet our 25% reduction in the intensity of our energy use at Etsy.com offices and computing by 2025. This has reduced the impact of fuel price increases.
Our energy efficiency goals also present opportunities for our Systems Architect, Sustainability to innovate new energy efficiency tools and processes and to enhance brand value through vendor partnerships.
“Zero Waste”
Etsy.com maintains “Zero Waste” certification at our two office locations for diverting over 90% of waste from landfill, which reduces operating costs and strengthens employee engagement.

Resource Efficiency	Regulatory policies that promote lower-emission modes of transport support our goals of achieving of achieving net zero, which may improve our reputation, reduce costs from carbon offsets, and help drive revenue growth.	Medium-Term
Low-Emissions Transport
A significant portion of our Scope 3 emissions come from shipping. We recognize that decarbonization of the transportation sector presents an opportunity for us to achieve ambitious emissions reduction goals and strengthen our reputation. Our Advocacy Team advocates for key national and regional policies that have the potential to accelerate the decarbonization of the transportation sector and drive significant market transformation. We are especially focused on policies in the United States that aim to improve electrification infrastructure and reduce emissions from heavy- and medium-duty vehicles that are important in e-commerce logistics.

Reputation	Changing consumer preferences around sustainable shopping present opportunities for us to further differentiate as a values-driven commerce brand.	Medium-Term
Customer Engagement
In 2022, we deepened our focus on establishing our marketplaces as destinations for sustainably-minded shoppers and conscious living, and we set new goals for item sustainability and circularity. See the Marketplace Sustainability section on page 26 for an overview of the steps we’re taking to enhance buyers’ ability to shop their values.

	Strengthening and communicating our Impact work – including emissions reduction initiatives – presents an opportunity to attract and retain talent and enhance investor relations.	Short-Term
Investors
We continue to provide robust ESG disclosures for investors, which we believe well positions us to respond to expanded and standardized ESG reporting expectations. In 2022, we updated the ESG section of our investor relations webpage to improve access to and clarity of our disclosures.

Identified Climate Risks & Management Response

Category	Class	Risk Description	Horizon	Management Response
Physical	Acute
Extreme weather events have the potential to:
•impact sellers' ability to make and/or ship items to and displace buyers, which could temporarily decrease supply and/or demand for items sold on our marketplaces and disrupt transit times;
•place our offices at risk, or negatively impact the operations of one or more of our third-party service providers.
Medium- and Long- Term
Seller Operations
As natural disasters increase in intensity and frequency, we are finding that our sellers and buyers are correspondingly more frequently impacted. In response, since 2017, we have partnered with CERF+ to offer disaster relief grants for Etsy.com U.S.-based sellers who have seen their ability to produce and/or market their work adversely affected by a natural disaster. We have also formalized a Disaster Response framework, which defines when and how we respond to natural disasters and the support we provide sellers during these events.
In 2023, we aim to deepen our support for sellers by providing natural disaster planning and response resources.
Etsy’s Operations
Our Workplace and Security Team develops and implements business continuity plans through our Health, Safety, and Security program that are intended to protect our employees in the event of physical disruptions at our offices.

Transition	Policy and Legal/ Tech	New laws and regulations could increase direct operational costs to us in the short-term while stricter environmental regulations may place new burdens on our sellers raising their costs in the medium-term.	Short and Medium-Term
Regulations on Etsy
Environmental disclosure regulations are increasing globally. We are preparing for these regulations by obtaining third-party assurance on our emissions data and maturing our TCFD disclosures. We plan to further align our climate analysis and reporting with the TCFD framework in anticipation of new ISSB, CSRD†, and SEC climate-related disclosure requirements. Where appropriate, we used our experience preparing TCFD and SASB disclosures for inclusion in our SEC-filed reports to share our views on how proposed disclosure requirements might be modified to enhance the usefulness of the resulting disclosures and remove challenges to implementation of proposed requirements.
Regulations on Sellers
Our Advocacy Team works to mitigate transition risks for sellers by advocating to advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

	Market	Increased commodity prices due to climate change may increase production costs for sellers and/ or increase our operational costs.	Long-Term
Commodity Markets
Our analysis has indicated that the availability of commodities used by sellers, such as cotton, may face risks due to extreme weather. While we intend to analyze this risk in greater detail, because our marketplace features a broad assortment of items, we do not anticipate disproportionate short-term impacts on our business.
We purchase carbon offsets to cover 100% of Etsy.com’s measured annual emissions as part of our carbon neutrality commitment. Our research shows that under lower emissions scenarios, the price of carbon offsets is expected to increase dramatically. We mitigate this risk through multi-year off-take agreements while focusing on emissions reduction in line with our Net Zero target.

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
Employee Perceptions
We track how employees view Etsy’s role in driving Impact and whether they believe Etsy is meeting expectations. Through our aforementioned efforts, we aim to ensure the gap between expectations and reality remains narrow.

† ISSB is the International Sustainability Standards Board and CSRD is the European Union Corporate Sustainability Reporting Directive
Resilience of strategy across different climate-related scenarios
Over the past few years, we have worked with two external vendors to assess current climate-related impacts and understand how they might change under different temperature pathways over time. In 2021, we conducted a qualitative scenario analysis in key markets across both our physical operations and marketplaces. As part of this process, exposure pathways were mapped to prioritized climate-related issues based on Etsy.com’s business model, data availability, and internal stakeholder input. We used a range of representative concentration pathway (“RCP”) scenarios, with the lowest emissions scenario being RCP2.6 and the highest emission scenario being RCP8.5, as well as models and reports from the Intergovernmental Panel on Climate Change (“IPCC”). Available climate scenario inputs and results were then collated and overlaid with Etsy.com’s seller and buyer information in key geographies, allowing the analysis to pinpoint areas of concern.

Through this analysis we found that all key geographies are expected to face some degree of climate risk under different scenarios. However, because Etsy.com’s buyer and seller base is distributed globally, we do not expect physical climate risks in any one geography to disproportionately impact the business under any scenario in the short-term. In addition, we believe our strategy, articulated above, will help us reduce transition risks associated with a 2 degree or lower scenario. We aim to continue improving our data collection and analysis on these topics to improve our understanding of long-term climate-related risks, quantify opportunities and, if necessary, update our strategic planning.
Risk Management
Processes for identifying and assessing climate-related risks
Our climate risk identification and assessment process is integrated into our company-wide risk management. Our Sustainability Team, including the I&S Sr. Director and the Sustainability Manager, engages with key business functions to identify and evaluate climate risks that could have a substantive financial or strategic impact on the organization at least annually. The Sustainability Team and internal subject matter experts analyze risks in the context of our business, develop recommendations as appropriate, and escalate them for oversight by senior management through Etsy, Inc.’s Risk Steering Committee (see Governance in this section above for more detail). For example, the Sustainability Team collaborates with the Advocacy Team to review climate policy proposals at the U.S. federal and state level and in key non-U.S. jurisdictions that might impact Etsy, the Analytics Team to monitor natural disaster impacts on buyers and sellers, and the Sourcing Team to review climate-related risks within our supplier base.
Processes for managing climate-related risks
The Sustainability Team works cross-functionally to develop management plans to address potential climate-related impacts. They develop and propose updates to environmental goals on an annual basis, including goals designed to mitigate climate risks, which are reviewed and approved by our Executive Team. For example, our goal to source 100% renewable electricity for office operations and computing load, which was achieved for 2020 through 2022, reduces our exposure to carbon pricing and increased fossil fuel costs. The Sustainability Team developed the goal, proposed short-term targets and strategies to measure and reach those targets, and solicited approval from the Executive Team, who ensured resources were provisioned and lines of accountability were appropriately set.
Processes for integrating climate-related risks into the overall risk management
At Etsy.com, climate-related risks are managed as part of ESG risk and are seen as both underlying drivers of other types of risks as well as standalone risks. These risks, as well as their drivers, are monitored by the Sustainability Team. The I&S Sr. Director provides a written status update on potential ESG risks to Etsy’s Risk Steering Committee typically quarterly. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors.
Metrics and Targets
Metrics used to assess climate-related risks and opportunities in line with strategy and risk management process
We monitor metrics related to our public environmental targets including total energy consumed, renewable energy percent, grid electricity percent, Scope 1, 2, and 3 GHG emissions including product shipments, packaging, end-user energy use, water, and outgoing waste material streams. For a historical view of our metrics, please view pages 36-39 of this Annual Report.
Internally, we track a number of additional climate-related metrics. For example, since 2019, Etsy.com has been a carbon neutral business, offsetting 100% of our unabated carbon emissions across all measured Scope 1, 2, and 3 categories each year, which effectively acts as an internal price on our emissions. To this end, we track the annual carbon offset costs, offset cost savings from specific emissions reduction activities, and price projections for the voluntary carbon market. Related to natural disasters, we track GMS impacts from FEMA designated natural disasters as well as the percentage of our sellers and buyers in regions exposed to extreme weather events.
For all of our employees, compensation is tied to our financial performance, as well as individual contributions. While responsibility for delivering on our Impact goals is distributed across the Company, each goal owner is responsible for incorporating work associated with advancing their goal into team members’ individual goals, which are considered when making compensation decisions. Members of our Executive Team also serve as executive sponsors for specific Impact goals to help ensure teams stay on track and have the value of executive leadership as plans are executed.
Scope 1, Scope 2, and Scope 3 greenhouse gas (“GHG”) emissions, and the related risks
Please view pages 24-25 and 36-39 of this Annual Report for our GHG Emissions Summary.
Targets used to manage climate-related risks and opportunities and performance against targets
Etsy has five climate-related targets: science-based emissions reduction, carbon neutrality, renewable energy, total energy use, and waste. Details of these targets including actions taken to achieve them and performance against each can be found on pages 25-27 of this Annual Report.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, proxy statements, and other information with the SEC. These reports are available free of charge on our website at investors.etsy.com as soon as reasonably practicable after we have filed or furnished them to the SEC.
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
Operational Risks Related to Our Business
We experienced rapid growth in our business during 2020 and 2021, and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure or operational resources or otherwise be able to support our recent growth.
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. Our growth may not be sustainable. While our revenue growth continued in 2022, our GMS declined for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Additionally, our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, potential recessionary factors, foreign exchange rate volatility, COVID-19 pandemic related factors, changing consumer shopping preferences, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain disruptions, and employment levels, among other things, as well as risk of further declines in active buyers.
Even if our revenue continues to grow, we may not be able to maintain profitability in the future. Our costs have and may continue to increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and future growth.
If we do not manage our growth effectively, the increases in our cash operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including as a result of geopolitical events, global macroeconomic uncertainty, the abatement of the COVID-19 pandemic, and other factors described elsewhere in these Risk Factors. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on prior periods as an indication of our future performance.
The trustworthiness of our marketplaces and the connections within our communities are important to our success. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.

Creating trusted brands is one of the key elements of our strategy. We are focused on ensuring that our marketplaces embody our mission and values, and that we deliver trust and reliability throughout the buyer and seller experiences. Our reputation and brands depend, in part, upon our ability to maintain trustworthy marketplaces, and also upon our sellers, the quality of their offerings, their adherence to our policies, and their ability to deliver a trusted purchasing experience. We view the trustworthiness and reliability of our marketplaces, as well as the connections we foster in our buyer/seller communities, to be cornerstones of our business and key to our success. Many things could undermine these cornerstones, such as:
•a failure to operate our business in a way that is consistent with our guiding principles and mission;
•an inability to gain the trust of prospective buyers;
•disruptions or defects in our marketplaces, privacy or data security incidents, website outages, payment disruptions, or other incidents that impact the reliability of our platforms;
•lack of awareness of, or adherence to, our policies by our communities or confusion about how they are applied;
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
•frequent product launches, updates, and experiments that could deteriorate member trust and/or engagement; or
•inadequate or unsatisfactory customer service experiences, failure to adequately respond to feedback from our communities, or inability of our sellers to fulfill their orders in accordance with our policies, their own shop-specific policies, or buyer expectations.
Our increased size has made and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce often questionable intellectual property rights and/or alleged contractual rights. Our increased visibility has led and may continue to lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, even though principally focused on other larger platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
We continue to evolve our marketplaces and invest to improve our customer experience. If our efforts are unsuccessful, or if our customer service platforms or our trust and safety program fail to meet legal requirements or buyers’ and sellers’ expectations, we may need to invest significant additional resources. If we are unable to maintain trusted brands and marketplaces, our ability to attract and retain buyers and sellers could be harmed.
Our business, financial performance, and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.
Our financial performance, specifically our GMS, revenue, and Adjusted EBITDA, has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the goods offered by our sellers, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us, which could negatively impact our financial performance.
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels although in recent quarters we have seen the number of active buyers on the Etsy marketplace decline on a year-over-year basis as peak periods have rolled out of the trailing twelve-month figure. If we lose a significant number of buyers or sellers due to the pressure on or shifts in consumer discretionary spending, increased seller fees, or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to attract and retain buyers and sellers our business, financial performance, and growth could be harmed.
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences, which can and do change quickly and may differ across generations, genders, and cultures. If demand for the goods that our sellers offer declines, or if demand for goods falls and is not replaced by demand in new or different categories, we may not be able to attract and retain buyers and our business could be harmed. Further, a shift in trends away from unique or vintage goods, socially-conscious consumerism, second-hand fashion, or specialty items such as musical instruments, could also make it more difficult to attract new buyers and sellers. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
We rely on our sellers to provide a fulfilling experience to our buyers.
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, most policies, products and product descriptions, shipping and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. While we have introduced new ways to protect buyers, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.
Similarly, we rely on sellers to be responsive to buyers and to fulfill orders to buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders to buyers, our reputation could be damaged.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received or arrives damaged. While for qualifying orders under Etsy Purchase Protection we cover the reimbursement and not the seller, we also take steps such as requiring reserves, including to cover certain reimbursements that do not relate to qualified orders, from some sellers based on indications they may not be able to fulfill orders and other factors. Despite our efforts, we may not be able to recover the funds we expend for reimbursements unrelated to qualified orders and our cost to refund qualifying orders may exceed our expectations which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
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
The unprecedented COVID-19 pandemic has impacted, and may continue to impact, our GMS and results of operations in numerous volatile and unpredictable ways.
Uncertainty caused by the COVID-19 pandemic has impacted and may continue to impact the global economy and e-commerce spending. The COVID-19 pandemic and related government and private sector responsive actions have affected the broader economies and financial markets and have at points adversely affected, and could again adversely affect, demand for products sold in our marketplaces. Despite the widespread availability of COVID-19 vaccines, due to the continuing and evolving nature of COVID-19, the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, it is impossible to predict all the effects and the ultimate impact of COVID-19.

Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures and re-openings, stimulus checks, and “stay at home” practices or mandates. Competition has intensified as buyers returned to traditional brick-and-mortar retail stores. It is difficult to predict what lasting effects the COVID-19 pandemic and the macroeconomic patterns created as a result will have on consumer spending patterns and e-commerce generally.

The full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the occurrence of virus mutations and variants, the impact on capital and financial markets, and any new information that may emerge concerning the virus and vaccines or treatments, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
Our quarterly operating results may fluctuate, which could cause significant stock price fluctuations.
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of uncertainty or changing spending patterns resulting from U.S. or global macroeconomic conditions, such as inflation or rising interest rates, recession, geopolitical events, such as the crisis in Ukraine, COVID-19, the seasonality of market transactions, and our sellers’ use of services;

•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, rapidly rising inflation, supply gluts or shortages, and adverse global events;

•uncertainty regarding overall levels of consumer spending and e-commerce generally;

•our success in attracting and retaining sellers and buyers;
•our ability to convert marketplace visits into sales for our sellers;
•the amount and timing of our operating expenses;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts;
•the success of our “House of Brands” strategy, including Depop and Elo7, each of which we acquired in 2021, and Reverb, which we acquired in 2019;
•disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platforms;
•the impact of competitive developments and our response to those developments;
•our ability to manage our business and future growth; and
•our ability to recruit and retain employees.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, declines in consumer confidence, declines in economic growth, fluctuations in unemployment rates, supply chain disruptions and gluts, increases in inflation rates, higher interest rates, potential recessionary factors, foreign exchange rate volatility, uncertainty resulting from COVID-19, and uncertainty about economic stability. For example, the ongoing crisis in Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions to the global supply chain and energy markets (collectively with the factors identified in the prior sentence, the “Macroeconomic Conditions”). These Macroeconomic Conditions may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the Macroeconomic Conditions and changes in consumer spending patterns. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management’s estimates as of the date of release.
On February 22, 2023, we provided guidance for the first quarter of 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.

We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and financial market conditions caused by geopolitical events, such as the crisis in Ukraine, rising inflation, rising interest rates, potential recessionary factors, and foreign exchange rate volatility, and the continued evolution of COVID-19, which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic and recent Macroeconomic Conditions, and, as a result, the ultimate impacts of the COVID-19 pandemic and/or the Macroeconomic Conditions are highly uncertain and subject to change. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that Macroeconomic Conditions or COVID-19 will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
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
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
We track certain operational metrics, including active buyers and active sellers, GMS, including mobile GMS, GMS ex-U.S. domestic, GMS from specific categories of goods or classes of buyers or sellers, and other information about our communities, including with internal systems and tools that are not independently verified by a third-party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data to evaluate and report on our opportunity. Our internal systems and tools have a number of limitations, and our surveys or data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.

If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, breaches and security incidents. We have experienced in the past, and may experience in the future, technology disruptions, cyber incidents, and security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. As we continue to grow our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures, which are designed to protect against, detect, and minimize security breaches, will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. While we continue to invest in recovery systems, security and access controls, and assessments of our vendors’ security for us and our acquired subsidiaries, some of these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
We operate in a hybrid work environment where a sizable portion of our workforce is fully remote. In addition, the industry has generally moved to online remote infrastructure for core work. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.
Our security and access controls for our systems may not be adequate, which may heighten the risk of a cyber attack or security breach. Among other things, our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. As in the past, employees or service providers may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents which could be expensive and time consuming to correct.
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
If we experience, or are perceived to experience, security breaches that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, or are perceived to do so, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may also stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for the Etsy Marketplace. A significant disruption of or interference with our use of Google Cloud would negatively impact our operations and seriously harm our business.
Google Cloud provides a distributed computing infrastructure as a service platform for the Etsy marketplace’s business operations. We have migrated the Etsy marketplace’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb, Depop, and Elo7 rely on Amazon Web Services for their primary production environment, and those marketplaces are thus subject to analogous risks.
Our business depends on third-party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.
Our business operations depend upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, and network and mobile infrastructure providers. Any disruption in their services, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, could significantly harm our business.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers (and other entities in our supply chain) experience any cyber attacks or other security breaches or incidents that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure or use of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches or incidents that we may experience, people may become unwilling to provide us the information necessary to set up an account with us.

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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. As a result of the COVID-19 pandemic, Macroeconomic Conditions, and other factors, our sellers have at times experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth
Our business depends on access to third-party services, platforms and infrastructure that are critical to the successful operation of our business.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. We also depend on widely-adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplaces, websites, or mobile apps. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.
Internet service providers, mobile network operators, operating system providers and/or app stores have in the past placed and may continue to place technical and policy restrictions on applications and platforms that use their services. They have also and could in the future attempt to charge us for, change the applicable rules and policies for, or restrict our ability to access or provide access to certain platforms, features, or functionality that we use in our business, and such changes may adversely affect our marketplaces.
In addition, the success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:

•policy changes that interfere with, add tolls or costs to, or otherwise limit our ability to provide users with a full experience of our platforms, such as for our mobile apps or social network presence, including policy changes that effectively require us to use the provider’s payment processing or other services for transactions on the provider’s operating system, network or platform;
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
Our payments systems have both operational and compliance risks, including in-house execution risk and dependency on third-party providers.
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We have and plan to continue to invest internal resources into our payments tools and infrastructure to maintain existing availability, expand into additional markets, and offer new payment methods, offerings and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.

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
Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support these services. As we continue to expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we, along with our sellers may become subject to additional and evolving regulations, compliance requirements, and may be exposed to heightened operational and fraud risk, which could lead to an increase in our operating expenses.
Our payments systems are subject to a complex landscape of evolving laws, regulations, rules, and standards.
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
Further, through our agreements with our third-party payments service providers, we are subject to evolving rules and certification requirements (including, for example, the Payment Card Industry Data Security Standard), or other contractual requirements or expectations that may materially negatively impact our payments business. Failure to comply with these rules or requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.
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
Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
Macroeconomic Conditions have and may continue to adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the conflict in Ukraine negatively impacted the global economy, including by contributing to a rapid rise in the cost of living (driven largely by higher energy prices) in Europe. As the adverse effects of this conflict continue to develop, both in Europe and throughout the rest of the world, our buyers’ discretionary spending may be negatively impacted. In addition, as of April 2022, due to expanding sanctions and business restrictions, sellers in Belarus and Russia are unable to access our marketplaces.
Global economic conditions have also generated pressure on consumer discretionary spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty;

home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on client demand and discretionary spending as a result. For example, the U.S. Federal Reserve System raised interest rates several times during 2022 in response to concerns about inflation, and has continued to raise interest rates in 2023. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the year ended December 31, 2022, approximately 72% of our GMS was denominated in U.S. dollars.
Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as natural disasters and other adverse weather and climate conditions, public health crises, supply chain disruptions, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. These events may also impact buyer demand for discretionary goods, impact sellers’ ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.
The global scope of our business subjects us to risks associated with operations abroad.
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
Our ability to attract, retain, and motivate a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and motivate our employees, from our office administrators to our engineers, to our management team, who share our dedication to our communities and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment. We may not meet our impact goal of building a diverse and inclusive workforce that is broadly representative of our communities.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to accelerate GMS growth in the future;
•continuing ability to offer competitive compensation and benefits, including continuing to support the well-being of our employees, as the legal landscape in the United States evolves;
•competition for talent in our industry, which could cause payroll costs, including stock-based compensation, to become a larger percentage of our total cost base;
•evolving expectations regarding the ability to work remotely;
•enhancing engagement levels among existing employees and supporting their work-life balance;
•attracting high quality talent in a timely fashion;
•retaining qualified employees who support our mission and guiding principles, and continuing to do so in our hybrid work environment;
•continuing to find promotion opportunities to retain key employees for leadership positions;
•hiring employees in multiple locations globally, and building a diverse, equitable, and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, particularly in New York City, San Francisco, Dublin, and Chicago, is challenging and may be challenging in London, São Paulo, and Mexico City as well, as competition for engineering talent continues to increase rapidly. Qualified individuals are limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards in a volatile macroeconomic environment may adversely affect our ability to recruit and retain highly skilled employees.
We operate in a hybrid work model in which a sizable portion of our workforce is fully remote while others have returned to our offices with a flexible schedule. It is possible that these arrangements could have a negative impact on our workplace culture and on the execution of our business plans and operations. If our needs are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend such rights, if necessary, could be substantial. From time to time we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
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
We attempt to protect our unregistered intellectual property and confidential information in part through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers and other third parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our effective tax rate, results of operations and cash flows could be materially and adversely affected by additional taxes imposed on us prospectively or retroactively. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework.
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

We similarly compete for sellers on our other marketplaces, Depop, Reverb, and Elo7, which sellers may list their goods with online retailers such as eBay, Vinted, ThredUp, Poshmark, and The RealReal, in the case of Depop, Sweetwater, in the case of Reverb, or MercadoLibre, in the case of Elo7, among others, or sell through other venues, marketplaces, retailers, or commerce channels. Depop also competes with vendors of new and secondhand items, including traditional brick-and-mortar consignment and thrift stores, branded goods stores, department stores, and specialty retailers.
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
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, or Alibaba, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. Competition also intensified as buyers returned to traditional brick-and-mortar retail stores, and it is difficult to predict what lasting effects the COVID-19 pandemic will have on consumer spending patterns and e-commerce generally.

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
Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth. For more details on our strategy, see Part I, Item 1, "Business—Overview—Our Strategy."
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
Continuing to expand our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our expansion efforts do not succeed.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of a strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, non-U.K. consumers may be less familiar with Depop, or find the listed items less appealing, than consumers in the United Kingdom, and non-Brazilian consumers may be less familiar with Elo7, or find the listed items less appealing, than consumers in Brazil, which may make it challenging to expand into new markets.
Continuing international expansion may also require significant financial investment. For example, Etsy is investing in growth opportunities in India, a dynamic market where we have limited operating experience, and acquired Elo7 in 2021 which extends Etsy’s reach in Latin America. To facilitate continued international expansion, we plan to continue investing in seller and buyer acquisition marketing, enhancing our machine translation and machine learning to help sellers and buyers connect even if they do not speak the same language, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring additional companies based outside the United States and integrating those companies with our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
We continue to integrate Depop and Elo7 and may experience difficulty in realizing the expected benefits of the acquisitions.
We continue to integrate Depop and Elo7 and may continue to incur significant expenses as we invest to grow their businesses and implement compliance policies and procedures. We expect that our acquisitions of Depop and Elo7 will continue to require significant attention and resources from our management team and workforce, including our technology, operations, accounting, and human resource units. Devoting resources to the integration of Depop and Elo7 means that these resources will be redeployed to varying degrees from their normal day-to-day activities supporting existing Etsy functions. Additionally, integrating Depop and Elo7 and may prove to be costlier and take longer than we anticipate, which may ultimately reduce or eliminate the benefits to Etsy of the acquisitions.
Also, the success of the Depop and Elo7 will depend, in part, on our ability to apply Etsy’s technological, marketing, and operational expertise to help scale their growth in a profitable, efficient, and effective manner, including maintaining relationships with their respective sellers, buyers, and third-party service providers. Because our business and the Depop and Elo7 businesses differ in certain respects, we may not be able to manage these businesses smoothly or successfully and may experience difficulty in realizing the expected benefits of the acquisitions.
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

In the quarter ended September 30, 2022, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for the Depop and Elo7 reporting units, respectively. These impairment charge amounts were recorded to Goodwill Impairment and had a material adverse effect on our balance sheet and results of operations. After the recognition of such impairment charges, there were no balances of goodwill remaining from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We review goodwill for impairment at least annually in the fourth quarter of the year or more frequently if indicators of impairment arise, and should the Macroeconomic Conditions continue to deteriorate, including a rise in the risk-free long-term interest rates, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill requiring additional impairment charges for reporting units other than Depop and Elo7. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Valuation of Goodwill.”
We may expand our business through additional acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We may not realize the anticipated benefits of our acquisitions or any partnerships, and possible future acquisitions or relationships may disrupt our business and divert management’s time and attention.
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

We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for smaller platforms like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy sphere in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party and are implementing and enforcing similar policies at Reverb, Depop, and Elo7 as we integrate them into our marketplace policy program. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Similarly, the tools and processes in place at Reverb, Depop, and Elo7 are not as sophisticated or mature as those used by the Etsy marketplace. Shortcomings and errors in our ability to enforce our policies across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
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
Our Impact strategy focuses on Etsy’s mission to keep commerce human and the positive impact we want our business to have. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in this Annual Report. As a result, our business may face heightened scrutiny for these activities. See Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy and Progress”. While selected metrics receive limited assurance from an independent third-party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
The implementation of our Impact strategy, including our Impact investing strategy and other initiatives intended to help us meet our Impact goals, requires considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we cannot guarantee that we will achieve them. If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
Further, we purchase verified emissions reductions (“VERs”) and use renewable energy credits (“RECs”), including RECs arising from a 15 year virtual power purchase agreement expiring in 2034, to help balance our carbon and energy footprints. If the cost of VERs were to materially increase or we were required to purchase a significant number of additional VERs or RECs, our cost to obtain these offsets and/or credits could increase materially which could impact our ability to meet our public goals or our financial performance.
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
In addition, a significant portion of our cash and cash equivalents and short-term investments are invested in U.S. Government securities. In January 2023, the U.S. Treasury Department indicated it would soon reach its debt limit after which it would be required to take “extraordinary measures” to avoid default. Absent action to raise the statutory ceiling, the U.S. Treasury expects to exhaust those measures by early June 2023. Any default by the U.S. Government on all or a material portion of our investments in U.S. Treasury securities could create significant uncertainty and potentially negatively impact our liquidity.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our indebtedness, including the 0% Convertible Senior Notes due 2023 we issued in March 2018 (the “2018 Notes”), the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2018 Notes , the 2019 Notes , and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve has increased its benchmark interest rate multiple times in 2022 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended December 31, 2022, holders of the remaining 2018 Notes and 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, respectively, and holders of the 2020 Notes and 2021 Notes are not eligible to convert their 2020 Notes and 2021 Notes, respectively, during the first quarter of 2023. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative proposals and pending litigation in both the United States (such as Gonzalez v. Google) and European Union that could diminish or eliminate safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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
Lawsuits or other enforcement actions brought against us have resulted in settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably probable, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulations have changed and may continue to change some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties.
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten”, and increased data portability, access, and redress rights for E.U. data subjects (requiring changes to both our technology and operations), security and accountability obligations, (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018), we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale and other uses of their personal information, and provides a private right of action and statutory damages for data breaches.
Other jurisdictions in the United States are beginning to expand existing regulations, or propose laws similar to the CCPA, which will continue to shape the data privacy environment nationally. Aspects of certain newly enacted state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
GDPR, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Etsy relies on a variety of compliance methods to transfer personal data of EEA individuals to the United States, including but not limited to Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. Similarly, U.K.-based data exporters are required to use the International Data Transfer Agreement, (“IDTA”) and the International Data Transfer Addendum to the European Commission’s Standard Contractual Clauses (“U.K. Addendum”) as mechanisms to comply with the U.K. GDPR when making restricted international transfers of personal data of U.K. data subjects. To the extent Etsy relies on SCCs, the IDTA or the U.K. Addendum, we may be required to incur additional costs and take additional steps to legitimize certain cross-border data transfers from the EEA, including new contractual arrangements under the updated requirements to avoid limitations on Etsy’s ability to process EEA data in countries outside of the EEA.

Continuing changes to the rules related to cross-border transfers may impede Etsy and our subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, certain European Commission guidance and updates to the SCCs, IDTA or U.K. Addendum may impose additional obligations on companies seeking to rely on such compliance methods and may require significant expense and resources associated with compliance. Additionally, certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s and U.K. GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of difficulty of establishing a lawful basis for personal information transfers out of Europe.

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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, product liability, marketing, and consumer protection. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state by state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules worldwide against Etsy or our subsidiaries, and occasionally may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past and may continue to seek to censor content available on our platforms (including at times over lawful content), or may even attempt to block access to our platforms.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not fully comply in the future, particularly where the applicable regulatory regimes have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.

Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could also result in liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification and other remedies to limit these liabilities, may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
Expanding our operations in Latin America and India may expose us to additional risks.
In 2021, we acquired Elo7, which currently operates principally in Brazil. We have also recently opened offices in Mexico and India. Each of these jurisdictions has a legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. If we are unable to manage these risks, it could adversely affect our business, financial performance, and growth. Further, the success of our Elo7 marketplace may be adversely affected by macroeconomic, social, and political conditions prevailing in Brazil and Latin America. Decreases in the growth rate, periods of negative growth, increases in inflation, persistent deflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange and capital controls and other matters such as (but not limited to) currency depreciation, foreign exchange regulations, inflation, interest rates, taxation, employment and labor laws, banking laws, anti-corruption laws, and regulations and other political, economic, or regulatory developments in or affecting Brazil and/or other parts of Latin America may affect the overall business environment and may, in turn, adversely impact Elo7’s financial condition and results of operations in the future or create obstacles to the successful integration of Elo7 into Etsy.

Increased regulation of technology companies, even if focused on large, widely adopted platforms, may inadvertently impede smaller platforms and small businesses, including us and our sellers.

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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s Digital Markets Act (“DMA”) and Digital Services Act (“DSA”), and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related EU-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Bill (“OSB”) which continues through Parliament may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional protections regarding illegal content, content that could affect vulnerable users, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers, restrict the scope of the protections available to online platforms for third-party user content. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.

We also operate under an increasing number of regulatory regimes which, if certain statutory requirements are met, may protect us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. For example, upcoming regulations may impose significant verification, certification or additional compliance obligations on both us and our sellers. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.

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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2022, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.

If we have a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at the businesses we have acquired or that we may in the future acquire, or if we identify a material weakness in our internal controls over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
For example, between January 1, 2022 and February 17, 2023, our common stock’s daily closing price on Nasdaq has ranged from a low of $69.00 to a high of $209.93. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during times of macroeconomic uncertainty, including as a result of inflation, rising interest rates, currency fluctuations, and market conditions in our industry and those affecting members of our communities;

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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2022, holders of the 2018 Notes and the 2019 Notes are eligible to convert their 2018 Notes and 2019 Notes, as applicable, during the first quarter of 2023. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes.
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
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. In May 2022, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $600 million of our common stock, of which approximately $301 million remained available as of December 31, 2022. There can be no assurance that any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
Holders of Record
As of the close of business on February 17, 2023, there were approximately 757 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
October 1 - 31	761,571	$101.76	487,548	$401,807
November 1 - 30	483,439	106.77	467,869	351,609
December 1 - 31	405,751	129.80	387,843	301,431
Total	1,650,761		1,343,260	301,431
(1)    The total number of shares purchased includes 307,501 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).
(2)    Average price paid per share excludes broker commissions.
(3)    In May 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of our common stock. The stock repurchase program has no expiration date.
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

Performance Graph
The following graph shows a comparison from December 31, 2017 through December 31, 2022, of the cumulative total returns for our common stock, the Russell 1000 Index, and the S&P 500 Index. The graph assumes $100 was invested at the market close on December 31, 2017 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Russell 1000 Index and the S&P 500 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the Russell 1000 Index, and the S&P 500 Index
$1,500
$1,250
$1,000
$750
$500
$250
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Etsy, Inc.
Russell 1000 Index
S&P 500 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces operates independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all four marketplaces to some extent. Our goal is that all four marketplaces benefit from shared expertise in product, marketing, technology, and customer support. The results of Reverb, Elo7, and Depop, acquired on August 15, 2019, July 2, 2021, and July 12, 2021, respectively, are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition.
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

Annual Key Metrics and Financial Highlights
As of December 31, 2022, our marketplaces connected 7.5 million active sellers and 95.1 million active buyers in nearly every country in the world. In the year ended December 31, 2022, sellers generated GMS of $13.3 billion, approximately 67% of which came from purchases made on mobile devices. We are a global company and approximately 44% of our GMS in the year ended December 31, 2022 came from transactions in which either a seller or a buyer was located outside of the United States.
Total revenue was $2.6 billion in the year ended December 31, 2022, driven by solid growth in both Marketplace and Services revenue. In the year ended December 31, 2022, we recorded a net loss of $694.3 million, and non-GAAP Adjusted EBITDA of $716.9 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP. The net loss included goodwill impairment expense of $1.0 billion related to the full impairment of the goodwill of Depop and Elo7. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” for further information.

Cash and cash equivalents and short-term investments were $1.2 billion as of December 31, 2022. As of December 31, 2022, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, and 0% Convertible Senior Notes due 2023 (the “2018 Notes”), the “Notes”). Additionally, we have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the year ended December 31, 2022, we had positive operating cash flows of $683.6 million.
Etsy Marketplace Transaction Fee Increase
Effective April 11, 2022, we increased our seller transaction fee from 5% to 6.5%. As part of our long standing principle to provide a “fair exchange of value” for the fee Etsy earns on marketplace transactions, we reinvested most of the incremental revenue generated from the transaction fee increase into marketing, seller tools, and creating world-class customer experiences.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop and Elo7 have been included in our consolidated financial results (“Consolidated”) from July 12, 2021 and July 2, 2021 (the respective dates of acquisition), respectively. We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Year Ended December 31,		% (Decline) / Growth Y/Y		Year Ended December 31,	% Growth / (Decline) Y/Y
	2022	2021			2020

	(in thousands, except percentages)
GMS (1)(2)	$13,318,396	$13,491,828	(1.3)%		$10,281,101	31.2%
Revenue	$2,566,111	$2,329,114	10.2%		$1,725,625	35.0%
Marketplace revenue	$1,910,887	$1,745,824	9.5%		$1,303,126	34.0%
Services revenue	$655,224	$583,290	12.3%		$422,499	38.1%
Gross profit	$1,821,519	$1,674,602	8.8%		$1,260,880	32.8%
Operating expenses	$2,480,079	$1,208,870	105.2%		$836,871	44.5%
Net (loss) income	$(694,288)	$493,507	(240.7)%		$349,246	41.3%
Net (loss) income margin (3)	(27)%	21%	(4,800)	bps	20%	100	bps
Adjusted EBITDA (Non-GAAP) (1)	$716,882	$716,613	—%		$549,116	30.5%
Adjusted EBITDA margin (Non-GAAP) (1)	28%	31%	(300)	bps	32%	(100)	bps

Active sellers (1)(4)	7,470	7,522	(0.7)%		4,365	72.3%
Active buyers (1)(4)	95,076	96,336	(1.3)%		81,898	17.6%
Percent mobile GMS (1)	67%	64%	300	bps	61%	300	bps
Percent GMS ex-U.S. Domestic (1)(5)	44%	42%	200	bps	36%	600	bps
(1)Unaudited.
(2)Consolidated GMS for the year ended December 31, 2022 includes Etsy.com GMS of $11.8 billion, Reverb GMS of $942.5 million, Depop GMS of $552.1 million, and Elo7 GMS of $69.7 million.
(3)Net (loss) income margin is net (loss) income divided by revenue.
(4)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 5.4 million and 89.4 million, respectively, as of December 31, 2022.
(5)Percent GMS ex-U.S. Domestic for Etsy.com for the year ended December 31, 2022 was 45%.

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
As outlined on page 6 in Part I, Item 1, “Business” above, Etsy’s 2022 performance reflects the impact of reopening and other headwinds following significant growth over the prior two year pandemic period. GMS decreased $173.4 million to $13.3 billion in the year ended December 31, 2022 compared to the year ended December 31, 2021. The 1% decline in GMS compared to December 31, 2021 was primarily driven by a decrease in GMS for the Etsy marketplace, partially offset by our acquisitions of Depop and Elo7 in the third quarter of 2021. Etsy marketplace GMS was impacted by macro headwinds including reopening, pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events. As of December 31, 2022, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, decreased to 7.4 million, a decrease of 9% compared to December 31, 2021.
Additionally, on a consolidated basis we experienced the following (decline)/growth in both new buyer and existing buyer GMS in the periods presented:

	Year Ended December 31,
	2022		2021		2020

	% (Decline) Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS (1)	(12)%	12%	6%	13%	105%	16%
Existing Buyer GMS	—%	88%	36%	87%	107%	84%
(1)While new buyer GMS was down 12% year-over-year in the year ended December 31, 2022, the number of Etsy marketplace new buyers we acquired in the year ended December 31, 2022 remains meaningfully elevated when compared to pre-pandemic levels (years ended December 31, 2019 and prior).
Our business may continue to be impacted in 2023 by macroeconomic factors beyond our control.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses; goodwill impairment; and loss on extinguishment of debt. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, including their limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.

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
During the year ended December 31, 2022, mobile GMS increased as a percentage of total GMS to approximately 67%, up from approximately 64% for the year ended December 31, 2021.

GMS ex-U.S. Domestic
GMS ex-U.S. domestic (formerly referred to as Non-U.S. GMS and international GMS) is GMS from transactions in which either the billing address for the seller or the shipping address for the buyer at the time of sale is outside of the United States. GMS ex-U.S. domestic represents all GMS other than GMS from transactions in which the billing address for the seller and the shipping address for the buyer at the time of sale are both in the United States, which we refer to as U.S. Domestic GMS. When calculating the percent of GMS ex-U.S. domestic, we do not take into account refunds associated with canceled transactions. We believe that GMS ex-U.S. domestic shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
For the year ended December 31, 2022, GMS ex-U.S. domestic as a percentage of total GMS was approximately 44%, compared to approximately 42% for the year ended December 31, 2021. Additionally, we experienced the following growth/(decline) in our GMS ex-U.S. domestic and non-U.S. domestic GMS on an as reported and currency-neutral basis for the period presented below, which includes the acquisitions of Depop and Elo7, which occurred in the third quarter of 2021:

	Year Ended December 31, 2022
	As Reported	Currency-Neutral	FX Impact
GMS ex-U.S. Domestic	2%	9%	(7)%
Non-U.S. Domestic GMS (1)	(1)%	9%	(10)%
(1)Non-U.S. domestic GMS is GMS generated between a non-U.S. buyer and a non-U.S. seller in the same country.
The growth in as reported GMS ex-U.S. domestic in the year ended December 31, 2022 compared to the year ended December 31, 2021, was substantially driven by our acquisitions of Depop and Elo7 which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period, and was partially offset by a slight decline in the Etsy marketplace. The slight decline in as reported non-U.S. domestic GMS in the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily driven by the Etsy marketplace, and largely offset by our acquisitions of Depop and Elo7. Both GMS ex-U.S. domestic and non-U.S. domestic GMS were negatively impacted by unfavorable exchange rates.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth for the periods presented below are as follows:

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2022	(1.3)%	1.6%	(2.9)%
December 31, 2021	31.2%	29.6%	1.6%
December 31, 2020	106.7%	105.7%	1.0%

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
Marketplace Revenue: Etsy.com marketplace revenue is comprised of the fees an Etsy marketplace seller pays for marketplace activities, including:
•The $0.20 listing fee for each item listed (for up to four months);
•The transaction fee that an Etsy marketplace seller pays for each completed transaction, inclusive of shipping fees charged, which increased from 5% to 6.5% effective April 11, 2022, and where applicable, an additional transaction fee of 12% or 15% related to offsite advertising (“Offsite Ads”);
•A fee for Etsy Payments, our payment processing product, which typically varies between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, that depends on the country in which a seller’s bank account is located. We earn additional fees on transactions in which currency conversions are performed.
Reverb and Depop sellers pay a 5.0% and 10% transaction fee, respectively for each completed transaction, inclusive of shipping fees charged, and a fee for payment processing. Similarly, Elo7 sellers pay a 7% transaction fee for each completed transaction, and a fee for payment processing. None of these other marketplaces charge listing fees.
Services Revenue: Services revenue is comprised of the fees an Etsy marketplace seller pays us for our optional services (“Services”), including:
•On-site advertising services (“Etsy Ads”), which allow Etsy marketplace sellers to pay for prominent placement of their listings; and
•Shipping labels, which allows Etsy marketplace sellers in the United States, Canada, United Kingdom, Australia, and India to purchase discounted shipping labels.
Our other marketplaces also offer on-site advertising services (Depop beginning the end of the third quarter of 2022), and shipping labels services.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of our revenue recognition policies.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services, and expenses associated with the usage of cloud infrastructure, including hosting and bandwidth costs. Cost of revenue also includes chargebacks to support payments revenue, costs of refunds made to buyers that we either are not able to collect from sellers or are otherwise covered by us, and seller verification fees. Additionally, cost of revenue includes certain employee compensation-related expenses, depreciation and amortization, and third-party customer support services. Our cost of revenue as a percentage of revenue may change over time as our revenue mix changes; for example, to the extent that payments revenue increases as a percentage of revenue, there may be a dampening effect on our gross margin, as our payments services are lower margin products compared to our other offerings.
Operating Expenses
Operating expenses consist of marketing, product development, general and administrative expenses, and goodwill impairment. Employee compensation-related expenses are the most significant component of the product development and general and administrative expense categories. We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function.

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
Goodwill impairment: Goodwill impairment expense consists of non-cash charges related to the impairment of the goodwill of Depop and Elo7.
Other Income (Expense), net
Other income (expense), net consists of interest expense, interest and other income, foreign exchange (loss) gain, and in 2020, also loss on extinguishment of debt which relates to the partial repurchase of our 2018 Notes in 2020. Interest expense consists primarily of non-cash amortization of the debt discount, amortization of debt issuance costs, and coupon interest expense related to our Notes. With the adoption of Accounting Standards Update (“ASU”) 2020-06 in the first quarter of 2021, non-cash interest expense related to the Notes decreased as there is no further amortization of the debt discount due to its derecognition. Interest expense also includes interest associated with the portion of our Brooklyn headquarters lease which is accounted for as a finance lease. Interest and other income is primarily comprised of interest income from our investment accounts.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue:
Marketplace	$1,910,887	$1,745,824	$1,303,126
Services	655,224	583,290	422,499
Total revenue	2,566,111	2,329,114	1,725,625
Cost of revenue	744,592	654,512	464,745
Gross profit	1,821,519	1,674,602	1,260,880
Operating expenses:
Marketing	710,399	654,804	500,756
Product development	412,398	271,535	180,080
General and administrative	312,260	282,531	156,035
Goodwill impairment	1,045,022	—	—
Total operating expenses	2,480,079	1,208,870	836,871
(Loss) income from operations	(658,560)	465,732	424,009
Other (expense) income, net	(3,418)	5,922	(58,300)
(Loss) income before income taxes	(661,978)	471,654	365,709
(Provision) benefit for income taxes	(32,310)	21,853	(16,463)
Net (loss) income	$(694,288)	$493,507	$349,246

	Year Ended December 31,
	2022	2021	2020
Revenue:
Marketplace	74.5%	75.0%	75.5%
Services	25.5	25.0	24.5
Total revenue	100.0	100.0	100.0
Cost of revenue	29.0	28.1	26.9
Gross profit	71.0	71.9	73.1
Operating expenses:
Marketing	27.7	28.1	29.0
Product development	16.1	11.7	10.4
General and administrative	12.2	12.1	9.0
Goodwill impairment	40.7	—	—
Total operating expenses	96.6	51.9	48.5
(Loss) income from operations	(25.7)	20.0	24.6
Other (expense) income, net	(0.1)	0.3	(3.4)
(Loss) income before income taxes	(25.8)	20.3	21.2
(Provision) benefit for income taxes	(1.3)	0.9	(1.0)
Net (loss) income	(27.1)%	21.2%	20.2%

Comparison of Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,910,887	$1,745,824	$165,063	9.5%	$1,303,126	$442,698	34.0%
Percentage of total revenue	74.5%	75.0%			75.5%
Services	$655,224	$583,290	$71,934	12.3%	$422,499	$160,791	38.1%
Percentage of total revenue	25.5%	25.0%			24.5%
Total revenue	$2,566,111	$2,329,114	$236,997	10.2%	$1,725,625	$603,489	35.0%
Revenue increased $237.0 million to $2.6 billion in the year ended December 31, 2022 compared to the year ended December 31, 2021, of which 74.5% consisted of Marketplace revenue and 25.5% consisted of Services revenue.
Marketplace revenue increased $165.1 million to $1.9 billion in the year ended December 31, 2022 compared to the year ended December 31, 2021. The growth in marketplace revenue was primarily due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by a $173.4 million decrease in the volume of GMS on our marketplaces for the year ended December 31, 2022 compared to the year ended December 31, 2021. There was a decline in GMS for the Etsy marketplace, partially offset by the acquisitions of Depop and Elo7, which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period. These drivers impacted transaction fee revenue, which increased by 16.2%. Despite the decrease in volume of GMS, payments revenue increased 3.1% year-over-year primarily driven by the net impact of the acquisition of Depop and Elo7 which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% and 92% for the years ended December 31, 2022 and 2021, respectively.
Services revenue increased $71.9 million to $655.2 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The growth in Services revenue was primarily driven by an increase of 15.4% in on-site advertising revenue, which represented a significant majority of the overall Services revenue growth. The increase in on-site advertising revenue was primarily due to higher click volume and an increase in average price per click on Etsy Ads.
Cost of Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Cost of revenue	$744,592	$654,512	$90,080	13.8%	$464,745	$189,767	40.8%
Percentage of total revenue	29.0%	28.1%			26.9%
Cost of revenue increased $90.1 million to $744.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by cloud-related hosting and bandwidth costs, employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, and payments processing fees. Payments processing fees vary with revenue and increased as a result of the net impact of the acquisitions of Depop and Elo7 which are reflected in the year ended December 31, 2022 and only beginning in July of the prior year period. Additionally, cost of revenue expenses increased due to costs of refunds made to buyers covered by us given the launch of the Etsy Purchase Protection program, the amortization of acquired developed technology, and increased customer support services supporting our investments to make Etsy more reliable.

Operating Expenses
There were approximately 2,790 total employees worldwide on December 31, 2022, inclusive of Reverb, Depop, and Elo7 which had approximately 270 employees, 390 employees, and 220 employees, respectively, compared with approximately 2,400 total employees worldwide on December 31, 2021. We expect an increase in employee compensation-related expenses, including stock-based compensation, in future periods driven by headcount growth and increased issuance of equity awards, which we generally expense over four years, over the past couple of years.
Marketing

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Marketing	$710,399	$654,804	$55,595	8.5%	$500,756	$154,048	30.8%
Percentage of total revenue	27.7%	28.1%			29.0%
Marketing expenses increased $55.6 million to $710.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by increased direct marketing costs related to the net impact of the acquisition of Depop and Elo7 which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period and Etsy marketplace non-digital marketing costs, due to an increase in marketing spend on TV ads in North America and the United Kingdom. Additionally, marketing expenses increased due to increased employee compensation-related expenses, including stock-based compensation, driven by an increase in average headcount and from the acquisitions of Depop and Elo7, and to a lesser extent due to amortization of acquired Depop and Elo7 intangible assets. Paid GMS was 20% of overall GMS in the year ended December 31, 2022, up slightly from paid GMS of 19% in the year ended December 31, 2021.
Product development

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Product development	$412,398	$271,535	$140,863	51.9%	$180,080	$91,455	50.8%
Percentage of total revenue	16.1%	11.7%			10.4%
Product development expenses increased $140.9 million to $412.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount, the issuance of equity awards as part of our compensation strategy, and the net impact of the acquisition of Depop and Elo7 which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period.
General and administrative

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
General and administrative	$312,260	$282,531	$29,729	10.5%	$156,035	$126,496	81.1%
Percentage of total revenue	12.2%	12.1%			9.0%
General and administrative expenses increased $29.7 million to $312.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and the net impact of the acquisition of Depop and Elo7 which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period. Additionally, general and administrative expenses increased due to indirect taxes as well as office overhead expenses and IT expenses associated with our headcount growth, the net impact of the acquisition of Depop and Elo7, which are reflected in the twelve months ended December 31, 2022 and only beginning in July of the prior year period, and our return to office in 2022. These increases were partially offset by a decrease in acquisition-related expenses associated with the net impact of the Depop and Elo7 acquisitions which closed in July 2021. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 5—Business Combinations” for more information on acquisition-related expenses.

Goodwill impairment

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Goodwill impairment	$1,045,022	$—	$1,045,022	NM	$—	$—	NM
Percentage of total revenue	40.7%	—%			—%
Goodwill impairment expense was $1.0 billion in the year ended December 31, 2022, related to the impairment of the goodwill of Depop and Elo7. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” for more information. There was no goodwill impairment expense in the years ended December 31, 2021 and December 31, 2020.
Other (Expense) Income, net

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
Other (expense) income, net:
Loss on extinguishment of debt	$—	$—	$—	NM	$(16,855)	$16,855	NM
Percentage of total revenue	—%	—%			(1.0)%
Interest expense	$(14,168)	$(9,885)	$(4,283)	43.3%	$(42,025)	$32,140	(76.5)%
Percentage of total revenue	(0.6)%	(0.4)%			(2.4)%
Interest and other income	$10,956	$2,137	$8,819	412.7%	$7,102	$(4,965)	(69.9)%
Percentage of total revenue	0.4%	0.1%			0.4%
Foreign exchange (loss) gain	$(206)	$13,670	$(13,876)	(101.5)%	$(6,522)	$20,192	(309.6)%
Percentage of total revenue	—%	0.6%			(0.4)%
Other (expense) income, net	$(3,418)	$5,922	$(9,340)	(157.7)%	$(58,300)	$64,222	(110.2)%
Percentage of total revenue	(0.1)%	0.3%			(3.4)%
Other expense, net was $3.4 million in the year ended December 31, 2022, which decreased $9.3 million from Other income, net of $5.9 million in the year ended December 31, 2021. This decrease was primarily driven by unfavorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year as compared to the prior year, which impact our intercompany and other non-functional currency cash balances. This decrease was also driven by an increase in interest expense. These decreases were partially offset by an increase in interest and other income primarily due to the increase in the federal interest rate.
(Provision) Benefit for Income Taxes

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2022	2021	$	%	2020	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(32,310)	$21,853	$(54,163)	(247.9)%	$(16,463)	$38,316	232.7%
Percentage of total revenue	(1.3)%	0.9%			(1.0)%
Our income tax provision and benefit for the years ended December 31, 2022 and 2021 was $32.3 million and $21.9 million, respectively.

The primary drivers of our income tax provision for the year ended December 31, 2022 were tax expense on income before income taxes, excluding the non-deductible goodwill impairment expense, and state and local income taxes, partially offset by tax benefits from stock-based compensation and a benefit related to research and development tax credits.

The primary drivers of our income tax benefit for the year ended December 31, 2021 were tax benefits from stock-based compensation and a benefit related to research and development tax credits, partially offset by tax expense on income before income taxes and state and local income taxes.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin
In this Annual Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net (loss) income adjusted to exclude: interest and other non-operating expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition-related expenses; goodwill impairment; and loss on extinguishment of debt. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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
•Adjusted EBITDA does not consider the impact of goodwill impairment;
•Adjusted EBITDA does not consider the impact of the loss on extinguishment of debt; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net (loss) income, revenue, and our other GAAP results.

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net (loss) income	$(694,288)	$493,507	$349,246
Excluding:
Interest and other non-operating expense, net	3,212	7,748	34,923
Provision (benefit) for income taxes	32,310	(21,853)	16,463
Depreciation and amortization (1)	96,702	74,267	58,189
Stock-based compensation expense (2)	230,888	139,910	65,114
Foreign exchange loss (gain)	206	(13,670)	6,522
Acquisition-related expenses (3)	2,830	36,704	1,804
Goodwill impairment (4)	1,045,022	—	—
Loss on extinguishment of debt	—	—	16,855
Adjusted EBITDA	$716,882	$716,613	$549,116
Divided by:
Revenue	$2,566,111	$2,329,114	$1,725,625
Adjusted EBITDA margin	28%	31%	32%
(1) Included in the increase in depreciation and amortization is amortization expense of acquired intangible and developed technology assets related to the acquisitions of Depop and Elo7 which occurred in July 2021.
(2) The increase in stock-based compensation expense is primarily driven by headcount growth and the issuance of equity awards as part of our compensation strategy. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 15—Stock-based Compensation” for disclosure of stock-based compensation expense included in the Consolidated Statements of Operations by financial statement line item classification.
(3) Acquisition-related expenses for the years ended December 31, 2022 and December 31, 2021 are related to our acquisitions of Depop and Elo7 which occurred in July 2021. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 5—Business Combinations” for further information.
(4)    Goodwill impairment expense for the year ended December 31, 2022 relates to the impairment of all of the goodwill of Depop and Elo7. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” for further information.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.2 billion as of December 31, 2022. Additionally, we have $29.1 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $200.0 million senior secured revolving credit facility. In the year ended December 31, 2022, we had positive operating cash flows of $683.6 million. We believe that this capital structure, as well as the nature and framework of our business will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the dates indicated:

	As of December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$921,278	$780,196
Short-term investments	250,413	204,416
Long-term investments	29,137	85,034
Total cash and cash equivalents, and short- and long-term investments	$1,200,828	$1,069,646
Net working capital	$881,988	$725,913
As of December 31, 2022, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.

We invest in short- and long-term instruments, including fixed-income funds and U.S. Government securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments, other than investments made through our Impact portfolio, have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. In 2022, we authorized creation of an Impact portfolio through which we expect to deploy approximately $30 million in investments intended to further our Impact strategy and goals beginning in early 2023. The criteria for investments included in the Impact portfolio may differ from those made under our general investment policy.
Sources of Liquidity
We expect to continue to generate net positive operating cash flow, and the cash we generate from our core operations enables us to fund ongoing operations and our investments which are outlined in Part 1, Item 1, “Business—Primary Business Drivers.”
As of December 31, 2022, we had four outstanding series of convertible senior notes, which collectively had a net carrying value of $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the year ended December 31, 2022, holders of the 2019 Notes and 2018 Notes are eligible to convert their Notes during the first quarter of 2023 and holders of the 2021 Notes and 2020 Notes are not eligible to convert their Notes during the first quarter of 2023.
We also have the ability to draw down on a $200.0 million senior secured revolving credit facility (the “2019 Credit Agreement”). At December 31, 2022, we did not have any borrowings under the 2019 Credit Agreement.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes and the 2019 Credit Agreement.
Material Cash Requirements
Our cash commitments as of December 31, 2022 were as follows:

	Total	Short-Term	Long-Term

	(in thousands)
Finance lease obligations	$166,774	$9,036	$157,738
Operating lease obligations	60,016	5,783	54,233
Debt obligations	2,299,976	—	2,299,976
Interest payments	21,062	4,125	16,937
Purchase obligations	388,336	61,319	327,017
Total cash commitments	$2,936,164	$80,263	$2,855,901
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
Debt obligations consist of the 2021 Notes, 2020 Notes, 2019 Notes, and 2018 Notes, which will mature on June 15, 2028, September 1, 2027, October 1, 2026, and March 1, 2023, respectively, unless earlier converted or repurchased. Based on the terms of each series of Notes, when a conversion notice is received, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof.
Interest payments consist of interest due in connection with our 2021 Notes, 2020 Notes, and 2019 Notes.
Purchase obligations primarily consist of commitments related to cloud computing. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $35.2 million and non-income tax related contingency reserves of $43.2 million, which amounts are not reflected in the table as the ultimate resolution and timing are uncertain. These non-income tax contingency reserves include $30.4 million due to the acquisitions of Reverb, Depop and Elo7, some of which are offset by an indemnification asset of $3.0 million.
Effective May 3, 2022, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $600 million of our common stock. As of December 31, 2022, the remaining amount available to be repurchased under the approved plan was $301.4 million. Subject to our stock price, we anticipate receiving settlement of amounts due on the 2018 Capped Call Transactions in shares which may reduce the number of shares we elect to repurchase (and associated use of cash) in 2023.

We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flows from operations, and amounts available for borrowing from our senior secured revolving credit facility or other financings. While these beliefs are based on our current expectations and assumptions, in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report.
Historical Cash Flows

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash provided by (used in):
Operating activities	$683,612	$651,551	$678,956
Investing activities	(30,024)	(1,557,969)	(11,379)
Financing activities	(506,484)	452,749	119,282
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
Net cash provided by operating activities was $683.6 million in the year ended December 31, 2022, primarily driven by cash net income of $643.1 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that provided $40.5 million in cash, primarily driven by timing of payment of prepaid expenses and other current assets and other liabilities in the period.
Net cash provided by operating activities was $651.6 million in the year ended December 31, 2021, primarily driven by cash net income of $627.7 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that provided $23.9 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid for the acquisitions of Depop and Elo7, sales and purchases of short- and long-term marketable securities, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $30.0 million in the year ended December 31, 2022. This was primarily attributable to $30.7 million in capital expenditures, including $20.5 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms.
Net cash used in investing activities was $1.6 billion in the year ended December 31, 2021. This was primarily attributable to $1.7 billion in cash paid to acquire Depop and Elo7. In addition, investing activities included $28.2 million in capital expenditures, including $16.9 million for website development and internal-use software. This was partially offset by net sales of marketable securities of $172.1 million.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible senior notes, repurchases of common stock, payment of tax obligations on vested equity awards, settlement of convertible senior notes, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash used in financing activities was $506.5 million in the year ended December 31, 2022. This was primarily attributable to stock repurchases of $425.7 million and payment of tax obligations on vested equity awards of $79.2 million, partially offset by proceeds from the exercise of stock options of $15.0 million.
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

Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors and general market, political, and economic conditions, on our results of operations, cash flows, and financial position. We believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Our actual results could differ from these estimates.
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
For these assumptions, the weighted-average used in the Black-Scholes option-pricing model in order to determine the fair value of stock options granted in the periods indicated were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	62.5%	43.4% - 57.4%	38.9% - 41.7%
Expected term (in years)	4.6	4.6 - 6.2	5.5 - 6.2
For the year ended December 31, 2022, the assumptions related to stock options were no longer considered a critical accounting estimate as the number of options awarded was not material.
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
Valuation of Goodwill
Goodwill recorded represents the excess of the aggregate fair value of the consideration transferred for a business combination over the fair value of the assets acquired, net of liabilities assumed. It is subject to an annual impairment test, and if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference, not exceeding the carrying amount of goodwill. To determine reporting unit fair value, we use the income approach, which requires management to use significant judgment and estimates, including estimates of future revenue, net available cash flows, the long-term growth rates, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact on our consolidated financial statements in future periods.
As of June 30, 2022, due to then current adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances, we concluded it was more likely than not that the fair values of the Depop and Elo7 reporting units were less than their carrying amounts. As a result, we performed impairment assessments of each of their goodwill, finite-lived intangible assets, and other long-lived assets. The quantitative impairment tests as of June 30, 2022 did not indicate an impairment.
During the quarter ended September 30, 2022, the trend of adverse macroeconomic conditions continued; there were executive management changes at Depop and Elo7; and we made downward revisions to our business forecasts. Therefore, we concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The September 30, 2022 quantitative goodwill impairment tests indicated a decline in the fair values of the Depop and Elo7 reporting units. As a result of this test, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for the Depop and Elo7 reporting units, respectively. As of September 30, 2022, after the recognition of such impairment charges, there were no remaining balances of goodwill from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022.
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
As of the annual impairment testing date in the fourth quarter of 2022, two of our four reporting units had goodwill; Etsy and Reverb, as the goodwill was written off in full for the Depop and Elo7 reporting units as of September 30, 2022, and we completed a qualitative analysis for both the Etsy and the Reverb reporting units, which did not indicate any impairment.
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
During the year ended December 31, 2022, we recognized total non-cash impairment charges of $1.0 billion. During the years ended December 31, 2021 and 2020, we did not recognize any goodwill impairment.

Leases
Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Additionally, the estimates of the present value of lease payments over the expected lease term along with the estimated fair value of the real estate properties or other assets leased by us affect the recognition of a lease transaction either as an operating or finance lease, which impacts the classification in our consolidated financial statements.
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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% change in foreign currency exchange rates would have resulted in a decrease to revenue of $97.2 million or approximately 3.8% of total revenue for the year ended December 31, 2022. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $9.5 million based on balance sheet balances as of December 31, 2022. This compares to a revenue decrease of $79.3 million or approximately 3.4% of total revenue for the year ended December 31, 2021 and currency exchange loss of $1.8 million based on the same analysis performed on balance sheet balances as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.
Index to the Consolidated Financial Statements

95	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
97	Consolidated Balance Sheets
98	Consolidated Statements of Operations
99	Consolidated Statements of Comprehensive (Loss) Income
100	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
101	Consolidated Statements of Cash Flows
103	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Etsy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments - Depop and Elo7 Reporting Units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $137.7 million as of December 31, 2022. The Company performs its annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The Company concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The Company prepared a quantitative assessment for the Depop and Elo7 reporting units. The Company recorded non-cash impairment charges of $897.9 million and $147.1 million to write off goodwill in full for the Depop and Elo7 reporting units, respectively. The fair value of the Depop and Elo7 reporting units was estimated using an income approach and included assumptions related to estimates of future revenue, net available cash flows, the long-term growth rates, and discount rates. The Company did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Depop and Elo7 reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Depop and Elo7 reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future revenue, the long-term growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessments for the Depop and Elo7 reporting units, including controls over the valuation. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Depop and Elo7 reporting units; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating management's significant assumptions related to estimates of future revenue, the long-term growth rates, and discount rates. Evaluating management’s significant assumption related to estimates of future revenue involved evaluating whether the assumption used by management was reasonable by considering (i) the current and past performance of the Depop and Elo7 reporting units; (ii) the consistency with external market and industry data and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and the reasonableness of the assumptions related to the long-term growth rates and discount rates.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2023

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$921,278	$780,196
Short-term investments	250,413	204,416
Accounts receivable, net	27,888	27,266
Prepaid and other current assets	80,203	109,417
Funds receivable and seller accounts	233,961	220,206
Total current assets	1,513,743	1,341,501
Restricted cash	5,341	5,341
Property and equipment, net	249,744	275,062
Goodwill	137,724	1,371,064
Intangible assets, net	535,406	607,170
Deferred tax assets	121,506	95,863
Long-term investments	29,137	85,034
Other assets	42,360	50,774
Total assets	$2,634,961	$3,831,809
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$28,757	$28,007
Accrued expenses	331,234	328,118
Finance lease obligations—current	4,731	2,418
Funds payable and amounts due to sellers	233,961	220,206
Deferred revenue	14,008	12,339
Other current liabilities	19,064	24,500
Total current liabilities	631,755	615,588
Finance lease obligations—net of current portion	105,699	110,283
Deferred tax liabilities	44,735	79,484
Long-term debt, net	2,279,640	2,275,418
Other liabilities	120,406	122,417
Total liabilities	3,182,235	3,203,190
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2022 and 2021; 125,054,278 and 127,022,118 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	125	127
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2022 and 2021)	—	—
Additional paid-in capital	815,085	631,762
(Accumulated deficit) retained earnings	(1,048,267)	71,744
Accumulated other comprehensive loss	(314,217)	(75,014)
Total stockholders’ (deficit) equity	(547,274)	628,619
Total liabilities and stockholders’ (deficit) equity	$2,634,961	$3,831,809

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,566,111	$2,329,114	$1,725,625
Cost of revenue	744,592	654,512	464,745
Gross profit	1,821,519	1,674,602	1,260,880
Operating expenses:
Marketing	710,399	654,804	500,756
Product development	412,398	271,535	180,080
General and administrative	312,260	282,531	156,035
Goodwill impairment	1,045,022	—	—
Total operating expenses	2,480,079	1,208,870	836,871
(Loss) income from operations	(658,560)	465,732	424,009
Other (expense) income:
Loss on extinguishment of debt	—	—	(16,855)
Interest expense	(14,168)	(9,885)	(42,025)
Interest and other income	10,956	2,137	7,102
Foreign exchange (loss) gain	(206)	13,670	(6,522)
Total other (expense) income	(3,418)	5,922	(58,300)
(Loss) income before income taxes	(661,978)	471,654	365,709
(Provision) benefit for income taxes	(32,310)	21,853	(16,463)
Net (loss) income	$(694,288)	$493,507	$349,246
Net (loss) income per share attributable to common stockholders:
Basic	$(5.48)	$3.88	$2.88
Diluted	$(5.48)	$3.40	$2.69
Weighted average common shares outstanding:
Basic	126,778,626	127,224,974	121,251,588
Diluted	126,778,626	146,683,324	136,414,592

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(694,288)	$493,507	$349,246
Other comprehensive (loss) income:
Cumulative translation adjustment	(237,784)	(80,203)	14,468
Unrealized (losses) gains on marketable securities, net of tax (benefit) expense of $(448), $(240), and $73, respectively	(1,419)	(762)	182
Total other comprehensive (loss) income	(239,203)	(80,965)	14,650
Comprehensive (loss) income	$(933,491)	$412,542	$363,896

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

	Shares	Amount
Balance as of December 31, 2019	118,342,772	$119	$642,628	$(227,414)	$(8,699)	$406,634
Stock-based compensation	—	—	66,350	—	—	66,350
Exercise of vested options	1,834,773	1	25,318	—	—	25,319
Issuance of convertible senior notes, net of issuance costs and taxes	—	—	102,131	—	—	102,131
Purchase of capped calls, net of taxes	—	—	(56,848)	—	—	(56,848)
Settlement of convertible senior notes, net of taxes	7,271,723	7	151,304	—	—	151,311
Vesting of restricted stock units, net of shares withheld	825,200	1	(47,717)	—	—	(47,716)
Stock repurchase	(2,438,537)	(2)	—	(268,651)	—	(268,653)
Other comprehensive income	—	—	—	—	14,650	14,650
Net income	—	—	—	349,246	—	349,246
Balance as of December 31, 2020	125,835,931	126	883,166	(146,819)	5,951	742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	139,280	—	—	139,280
Exercise of vested options	994,456	1	22,705	—	—	22,706
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	985,522	1	(424)	—	—	(423)
Vesting of restricted stock units, net of shares withheld	818,442	1	(119,554)	—	—	(119,553)
Stock repurchase	(1,612,233)	(2)	—	(302,772)	—	(302,774)
Other comprehensive loss	—	—	—	—	(80,965)	(80,965)
Net income	—	—	—	$493,507	—	493,507
Balance as of December 31, 2021	127,022,118	127	631,762	71,744	(75,014)	628,619
Stock-based compensation (1)	191,493	—	248,114	—	—	248,114
Exercise of vested options	816,620	1	15,023	—	—	15,024
Settlement of convertible senior notes, net of taxes	358	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	981,844	1	(79,814)	—	—	(79,813)
Stock repurchase	(3,958,155)	(4)	—	(425,723)	—	(425,727)
Other comprehensive loss	—	—	—	—	(239,203)	(239,203)
Net loss	—	—	—	(694,288)	—	(694,288)
Balance as of December 31, 2022	125,054,278	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)

(1) Includes the partial payment of Depop deferred consideration.

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(694,288)	$493,507	$349,246
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	230,888	139,910	65,114
Depreciation and amortization expense	96,702	74,267	58,189
Provision for expected credit losses	12,464	16,031	15,033
Foreign exchange loss (gain)	1,238	(14,071)	7,349
Non-cash interest expense	578	578	36,086
Interest expense on marketable securities	652	3,154	2,729
Goodwill impairment	1,045,022	—	—
Deferred (benefit) provision for income taxes	(55,303)	(88,952)	2,202
Loss on extinguishment of debt	—	—	16,855
Other non-cash expense, net	5,193	3,244	1,956
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,056)	(19,256)	(22,540)
Funds receivable and seller accounts	(20,570)	(83,941)	(90,141)
Prepaid expenses and other current assets	23,840	(44,186)	(16,963)
Other assets	7,390	(25,159)	4,816
Accounts payable	532	(14,169)	14,550
Accrued and other current liabilities	6,439	84,789	146,634
Funds payable and amounts due to sellers	20,570	83,941	90,141
Deferred revenue	1,905	1,441	3,312
Other liabilities	14,416	40,423	(5,612)
Net cash provided by operating activities	683,612	651,551	678,956
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(1,699,974)	—
Cash paid for asset acquisition and intangible assets	(6,456)	(1,937)	(880)
Purchases of property and equipment	(10,237)	(11,248)	(1,445)
Development of internal-use software	(20,506)	(16,922)	(5,665)
Purchases of marketable securities	(270,345)	(418,518)	(499,237)
Sales and maturities of marketable securities	277,520	590,630	495,848
Net cash used in investing activities	(30,024)	(1,557,969)	(11,379)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(79,163)	(118,167)	(47,716)
Repurchase of stock	(425,727)	(302,774)	(268,653)
Proceeds from exercise of stock options	15,024	22,706	25,319
Proceeds from issuance of convertible senior notes	—	1,000,000	650,000
Payment of debt issuance costs	(25)	(13,300)	(10,531)
Purchase of capped calls	—	(85,000)	(74,685)
Settlement of convertible senior notes	(44)	(43,900)	(137,168)
Payments on finance lease obligations	(6,307)	(8,864)	(9,211)
Other financing, net	(10,242)	2,048	(8,073)
Net cash (used in) provided by financing activities	(506,484)	452,749	119,282
Effect of exchange rate changes on cash	(6,022)	(10,234)	13,947
Net increase (decrease) in cash, cash equivalents, and restricted cash	141,082	(463,903)	800,806
Cash, cash equivalents, and restricted cash at beginning of period	785,537	1,249,440	448,634
Cash, cash equivalents, and restricted cash at end of period	$926,619	$785,537	$1,249,440

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:
Cash paid for interest	$9,534	$6,054	$3,405
Cash paid for income taxes, net of refunds	$41,679	$94,160	$8,535
Supplemental non-cash disclosures:
Replacement share-based awards issued in conjunction with acquisitions	$—	$5,686	$—
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$9,799	$7,297	$2,852
Deferred consideration (1)	$17,197	$—	$—
Lease assets obtained in exchange for new lease liabilities	$1,727	$68,023	$3,183
(1) See “Note 15—Stock-based Compensation” for more information on the settlement of deferred consideration.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2022	2021	2020
Beginning balance:
Cash and cash equivalents	$780,196	$1,244,099	$443,293
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$785,537	$1,249,440	$448,634

Ending balance:
Cash and cash equivalents	$921,278	$780,196	$1,244,099
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$926,619	$785,537	$1,249,440

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
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 12, 2021, Etsy acquired all of the issued share capital of Depop Limited (“Depop”) pursuant to a share purchase, and on July 2, 2021, Etsy acquired all the outstanding shares of Elo7 Serviços de Informática S.A. (“Elo7”) by means of a merger. The financial results of Depop and Elo7 have been included in Etsy’s consolidated financial statements from the dates of acquisition. See “Note 5—Business Combinations.”
Reclassification
Certain items in the prior years consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; leases; and fair value of convertible senior notes. As of December 31, 2022, the Company continues to monitor the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors and general market, political, and economic conditions, on the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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
Marketplace revenue: As members of the Etsy.com marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy marketplace sellers pay a fixed listing fee of $0.20 for each item listed on Etsy.com, and the listing fee is recognized ratably over a four-month listing period, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. Listing fees are nonrefundable. Variable fees include transaction fees and payments processing fees. Etsy marketplace sellers pay a 6.5% transaction fee, which was increased from 5% effective April 11, 2022, for each completed transaction, inclusive of shipping fees charged.

Etsy, Inc.
Notes to Consolidated Financial Statements
In May 2020, the Etsy marketplace started charging sellers for Offsite Ads, whereby sellers pay a transaction fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy marketplace sellers pay Etsy Payments processing fees, which typically vary between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order that depends on the country in which a seller’s bank account is located, plus an additional transaction fee for foreign currency payments. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated, and are recorded net of refunds.
Reverb, Depop, and Elo7 marketplace revenue is comprised of seller transaction fees and payments processing fees, which are recognized when the transaction is consummated, and are recorded net of refunds. Reverb, Elo7, and Depop sellers pay a 5%, 7%, and 10% transaction fee, respectively, for each completed transaction. The Reverb and Depop transaction fee is inclusive of shipping fees charged.
Services revenue: Services revenue is derived from optional services offered to Etsy marketplace sellers, which primarily include on-site advertising and shipping labels. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service.
On-site advertising services consist of cost-per-click fees an Etsy marketplace seller pays for prominent placement of her listings. These fees are nonrefundable and are charged to a seller’s Etsy bill when the listing is clicked, at which time revenue is recognized.
Revenue from shipping labels consists of fees an Etsy marketplace seller pays the Company when she purchases shipping labels through its platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. The Company recognizes shipping label revenue when an Etsy marketplace seller purchases a shipping label. The Company recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Etsy marketplace seller. Etsy shipping label revenue is recorded net of refunds.
The Reverb, Depop, and Elo7 marketplaces offer on-site advertising services (Depop as of the end of the third quarter of 2022), and shipping labels services. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service. Shipping label revenue is recorded net of refunds.
Contract balances: The Company records deferred revenues when cash payments are received or due in advance of the completion of the four-month listing period on Etsy.com, which represents the value of the Company’s unsatisfied performance obligations, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The amount of revenue recognized in the year ended December 31, 2022 that was included in the deferred balance at January 1, 2022 was $12.3 million.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services, and expenses associated with the operation and maintenance of the Company’s platforms, including hosting and bandwidth costs. Cost of revenue also includes chargebacks to support payments revenue, costs of refunds made to buyers that the Company is either not able to collect from sellers or are otherwise covered by us, and seller verification fees. Additionally, cost of revenue includes certain employee compensation-related expenses, depreciation and amortization, and third-party customer support services.
Marketing
Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Marketing expenses also include employee compensation-related expenses to support the Company’s marketing initiatives and amortization expense related to acquired customer relationship and trademark intangible assets. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $581.1 million, $559.3 million, and $442.2 million in the years ended December 31, 2022, 2021, and 2020, respectively.

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
The Company calculates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company calculates expected volatility based on the historical volatility of Etsy’s stock price observations over a period equivalent to the expected term of the stock option grants. The Company estimates its expected term using historical option exercise behavior and expected post-vest cancellation data, averaged with an assumption that recently granted options will be exercised ratably from vesting to the expiration of the stock option. The fair value of RSUs and Financial PBRSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the grant date. Additionally, the fair value of the Financial PBRSUs takes into consideration a vesting probability assessment as of each reporting date. The fair value of the TSR PBRSUs is determined using a Monte-Carlo simulation model on the grant date.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Net (Loss) Income Per Share
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share is computed by dividing net (loss) income adjusted on an if-converted basis for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based compensation awards and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating net (loss) income per share of common stock attributable to common stockholders when their effect is dilutive.
The calculation of diluted net income per share excludes all anti-dilutive shares of common stock.
Segment Data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has determined it has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment.
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third parties is not considered cash and cash equivalents. Short-term investments, consisting of certificates of deposit, commercial paper, corporate bonds, U.S. agency securities, and U.S. Government securities with original maturities of greater than three months but less than one year, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, consisting of corporate bonds and U.S. Government securities with original maturities of greater than twelve months but less than 37 months, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related tax (expense) benefit.
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. In connection with the Company’s noncancellable Brooklyn lease agreement, which expires in 2039, the Company established a $5.3 million collateral account, which is reflected in the restricted cash balance as of December 31, 2022 and 2021.
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
Prior to the adoption of ASU 2020-06 in the first quarter of 2021, in accounting for the issuance of the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes”), and the 2018 Notes (collectively, the 0.25% Convertible Senior notes due 2028 (the “2021 Notes”), the 2020 Notes, the 2019 Notes, and the 2018 Notes, the “Notes”), and the extinguishment of the 2018 Notes, discussed in “Note 12—Debt,” management used estimates and assumptions to calculate the carrying amounts of the liability and equity components by measuring the fair value of similar securities. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. To measure the fair value of a similar liability that does not have an associated convertible feature, the Company discounted the contractual cash flows of each of the Notes at an estimated interest rate for a comparable liability. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company’s stock, was determined by deducting the fair value of the liability component from the par value of each of the Notes. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the Notes. Subsequent to their issuance, the Notes are not measured at fair value in the Consolidated Balance Sheets, but the Company estimates the fair value of the liability component of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments. See Note 8—Fair Value Measurements for additional information.
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
Payment terms: On the first day of every month, Etsy sellers receive a statement outlining the previous month’s charges. Payment is due within 15 days of the date of the monthly statement. The payment terms for Reverb, Depop, and Elo7 are also short-term in nature. For Etsy sellers using Etsy Payments, all charges are deducted from the funds credited to the seller’s shop payment account prior to settlement of those funds to the seller’s bank account.
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of period	$7,730	$9,757	$5,033
Provision for expected credit losses	12,464	16,031	15,033
Amounts written off, net of recoveries	(11,891)	(18,058)	(10,309)
Balance as of the end of period	$8,303	$7,730	$9,757
Funds Receivable and Seller Accounts and Funds Payable and Amounts due to Sellers
The Company records funds receivable and seller accounts and funds payable and amounts due to sellers as current assets and liabilities, respectively, on the Consolidated Balance Sheets. Funds receivable and seller accounts represent amounts received or expected to be received from buyers via third-party credit card processors, which flow through a bank account for payment to sellers. The amounts recorded to funds receivable and seller accounts is the same amount recorded to the funds payable and amounts due to sellers, the latter of which represents the total amount due to sellers, given the intent to use these funds to settle funds payable to sellers. For the Depop marketplace only, the amounts received from buyers which is owed to the sellers is paid to the sellers at point of sale, and therefore no funds receivable and seller accounts and no funds payable and amounts due to sellers are recorded related to the Depop marketplace.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. The Company performs its annual goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. Management has determined that the Company has four operating segments, Etsy, Reverb, Depop, and Elo7, and each operating segment is determined to be a reporting unit.
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
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is not considered to be impaired. If, however, the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit. See “Note 6—Goodwill and Intangible Assets” for further information.
Intangible Assets
Finite intangible assets are amortized using the straight-line method over the estimated useful life of the asset.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Leases with a term greater than one year are recognized on the Consolidated Balance Sheets as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations in the financial statement line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
The components of a lease are split into three categories: lease components, including land, building, or other similar components; non-lease components, including common area maintenance, maintenance, consumables, or other similar components; and non-components, including property taxes, insurance, or other similar components. However, the Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company did not recognize any long-lived asset impairment charges in the years ended December 31, 2022, 2021, and 2020. See “Note 6—Goodwill and Intangible Assets” for further information.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketplace revenue	$1,910,887	$1,745,824	$1,303,126
Services revenue	655,224	583,290	422,499
Revenue	$2,566,111	$2,329,114	$1,725,625
See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” for additional information on revenue recognition. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Accounts Receivable and Provision for Expected Credit Losses” for additional information on the Company’s payment terms.
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s (loss) income before income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$225,685	$274,354	$206,481
International	(887,663)	197,300	159,228
(Loss) income before income taxes	$(661,978)	$471,654	$365,709
The income tax provision (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$46,700	$23,118	$4,854
U.S. State	16,036	12,754	3,953
International	24,877	31,227	5,455
Total current	87,613	67,099	14,262
Deferred:
U.S. Federal	(18,753)	(53,328)	(7,684)
U.S. State	(7,866)	(14,843)	(4,543)
International	(28,684)	(20,781)	14,428
Total deferred	(55,303)	(88,952)	2,201
Total income tax provision (benefit)	$32,310	$(21,853)	$16,463
For the years ended December 31, 2022, 2021 and 2020, the Company recorded an income tax provision (benefit) of $32.3 million, $(21.9) million, and $16.5 million or an effective tax rate of (4.9)%, (4.6)%, and 4.5%, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax provision (benefit) at the U.S. federal statutory income tax rate to the Company’s total income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax (benefit) provision at the federal statutory rate	$(139,015)	$99,047	$76,799
State and local income taxes, net of federal benefit	10,516	11,134	7,693
Foreign income tax rate differential	(89,903)	(26,215)	(13,193)
Stock-based compensation	(12,863)	(83,207)	(45,391)
Research and development credit	(19,603)	(23,396)	(15,156)
U.S. tax on foreign earnings, net of foreign income deduction (1)	3,588	(5,155)	3,923
Non-deductible acquisition costs	1,204	5,643	—
Non-deductible goodwill impairment	274,492	—	—
Other (2)	3,894	296	1,788
Total income tax provision (benefit)	$32,310	$(21,853)	$16,463
(1)Previously disclosed as “U.S. tax reform” for the years ended December 31, 2021 and 2020.
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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$66,410	$48,689
Research and development credit carryforwards	—	367
Capitalized research expenses	63,901	5,036
Convertible debt	40,159	47,142
Depreciation	7,051	42,019
Lease liability	33,253	35,871
Stock-based compensation expense	25,151	19,319
Accrued bonus	9,478	11,850
Excess tax basis in intangible assets	1,924	1,585
Other deferred tax assets	13,443	14,651
Total deferred tax assets	260,770	226,529
Less: valuation allowance	3,524	1,834
Total net deferred tax asset	257,246	224,695

Deferred tax liabilities:
Excess book basis in intangible assets	(147,790)	(173,097)
Right-of-use asset	(31,864)	(34,612)
Other deferred tax liabilities	(821)	(607)
Total deferred tax liabilities	(180,475)	(208,316)
Net deferred tax assets	$76,771	$16,379

Etsy, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022, the Company had the following tax credit and operating loss carryforwards available to offset income tax liability and taxable income, respectively, in future years (in thousands):

	December 31, 2022	Expiration Period
U.S. Federal credit carryforwards	$1,289	2031-2032
U.S. State net operating loss carryforwards	5,789	2031-Unlimited
Non-U.S. net operating loss carryforwards	257,006	Unlimited
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
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of period	$1,834	$1,398	$883
Additions charged to expense	1,796	580	506
Deletions credited to expense	—	(112)	(101)
Currency translation and other balance sheet activity	(106)	(32)	110
Balance as of the end of period	$3,524	$1,834	$1,398

Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2022	2021	2020
Balance as of the beginning of period	$28,842	$23,738	$19,933
Additions based on tax positions related to the current year	5,206	5,024	2,507
Additions for tax positions of prior years	1,754	122	1,576
Reductions for tax provisions of prior years	(509)	—	(278)
Settlements	(107)	—	—
Currency translation	(28)	(42)	—
Balance as of the end of period	$35,158	$28,842	$23,738
The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of December 31, 2022, 2021, and 2020 are $35.2 million, $28.8 million, and $23.7 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $34.1 million at December 31, 2022.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. However, the Company’s reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $2.1 million.

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2022, tax year 2014 and later remain open to examination. The Company is under examination by the IRS for calendar year 2014 through 2017. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
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
Note 4—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(694,288)	$493,507	$349,246
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	—	4,900	17,880
Net (loss) income attributable to common stockholders—diluted	$(694,288)	$498,407	$367,126

Denominator:
Weighted average common shares outstanding—basic	126,778,626	127,224,974	121,251,588
Dilutive effect of assumed conversion of options to purchase common stock	—	4,149,248	4,492,550
Dilutive effect of assumed conversion of restricted stock units	—	1,995,336	2,046,981
Dilutive effect of assumed conversion of convertible senior notes	—	13,313,766	8,623,473
Weighted average common shares outstanding—diluted	126,778,626	146,683,324	136,414,592

Net (loss) income per share attributable to common stockholders—basic	$(5.48)	$3.88	$2.88
Net (loss) income per share attributable to common stockholders—diluted	$(5.48)	$3.40	$2.69
The following potential shares of common stock were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Stock options	3,127,333	149,683	3,711
Restricted stock units	5,081,194	584,033	71
Convertible senior notes	14,715,935	—	8,625,771
Total anti-dilutive securities	22,924,462	733,716	8,629,553
Since the Company has reported a net loss for the year ended December 31, 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the method used when calculating the impact of the Company’s Notes on earnings per share for the periods presented:

Year Ended December 31,
	2022	2021	2020
2021 Notes	If-Converted	If-Converted	N/A
2020 Notes	If-Converted	If-Converted	Treasury Stock
2019 Notes	If-Converted	If-Converted	If-Converted
2018 Notes	If-Converted	If-Converted	If-Converted
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Depop Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value), including measurement period adjustments, to the assets acquired and liabilities assumed of Depop as of July 12, 2021 (the date of acquisition) (in thousands):

	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$4,288
Property and equipment other	1,299	2-5
Developed technology	95,764	5
Trademark	249,820	20
Customer relationships	148,504	13
Goodwill	1,118,855	Indefinite
Current liabilities	(18,878)
Non-current liabilities (1)	(27,957)
Deferred tax liability, net	(78,872)
Total purchase price	1,492,823
(1)Non-current liabilities are primarily related to non-income tax related contingency reserves.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Purchase Price Allocation
The following table summarizes the allocation of the purchase price (at fair value), including measurement period adjustments, to the assets acquired and liabilities assumed of Elo7 as of July 2, 2021 (the date of acquisition) (in thousands):

	Final Purchase Price Allocation as Adjusted	Estimated Useful Life (in years)
Current assets	$2,721
Developed technology	12,084	5
Trademark	22,187	15
Customer relationships	44,374	15
Goodwill	157,187	Indefinite
Non-current assets	2,412
Current liabilities	(3,406)
Non-current liabilities	(2,691)
Deferred tax liability, net	(22,727)
Total purchase price	$212,141
Revenue and Earnings
Revenue and net loss were $36.7 million and $59.1 million, respectively, for Depop and Elo7, in the aggregate, from their respective dates of acquisition through December 31, 2021. Acquisition-related expenses are expensed as incurred and were recorded in general and administrative expenses. They were $2.8 million and $36.7 million for the years ended December 31, 2022 and 2021, respectively. The 2021 acquisition-related expenses primarily related to advisory, legal, valuation, and other professional fees.

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$2,373,592	$1,801,690
Net income	492,732	319,669
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
Depop and Elo7 Goodwill Impairment
During the year ended December 31, 2022, the Company fully impaired goodwill related to the Depop and Elo7 acquisitions. See “Note 6—Goodwill and Intangible Assets” for further information.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Balance as of the beginning of the period	$1,371,064	$140,810
Business combinations	—	1,276,042
Impairment	(1,045,022)	—
Foreign currency translation adjustments	(188,318)	(45,788)
Balance as of the end of the period	$137,724	$1,371,064
Management has determined that the Company has four operating segments, Etsy, Reverb, Depop, and Elo7, and each operating segment is determined to be a reporting unit.
As of June 30, 2022, due to then current adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances, the Company concluded it was more likely than not that the fair values of the Depop and Elo7 reporting units were less than their carrying amounts. As a result, the Company performed impairment assessments of each of their goodwill, finite-lived intangible assets, and other long-lived assets. The quantitative impairment tests as of June 30, 2022 did not indicate an impairment.
During the three months ended September 30, 2022, the trend of adverse macroeconomic conditions continued; there were executive management changes at Depop and Elo7; and the Company made downward revisions to its business forecasts. Therefore, the Company concluded a triggering event had occurred for the Depop and Elo7 reporting units and conducted an impairment test of each of their goodwill, finite-lived intangible assets, and other long-lived assets as of September 30, 2022. The Company prepared a quantitative assessment for the Depop and Elo7 reporting units. The fair value of the Depop and Elo7 reporting units was estimated using an income approach and included assumptions related to estimates of future revenue, net available cash flows, the long-term growth rates, and discount rates. The Company updated the forecasted future cash flows used in the impairment assessment, including revenues, to reflect current conditions. Other changes in valuation assumptions compared to June 30, 2022 included the discount rates, which increased based on higher interest rates, market volatility, and other current market participant assumptions. The September 30, 2022 quantitative goodwill impairment test indicated a decline in the fair values of the Depop and Elo7 reporting units. As a result of this test, the Company recorded non-cash impairment charges of $897.9 million and $147.1 million to write off goodwill in full for the Depop and Elo7 reporting units, respectively. The Company did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022. The Company’s remaining goodwill balance as of September 30, 2022 related to the Etsy and Reverb reporting units, for which the Company concluded it was not more likely than not that their fair values were less than their carrying amounts at September 30, 2022.
As of the annual impairment testing date in 2022, two of the Company’s four reporting units had goodwill; Etsy and Reverb, as the goodwill was written off in full for the Depop and Elo7 reporting units as of September 30, 2022. The Company completed a qualitative analysis for both the Etsy and the Reverb reporting units, and concluded that there was no goodwill impairment as of the annual impairment testing date in 2022.
For the twelve months ended December 31, 2022, the Company recorded $1.0 billion of goodwill impairment expense, and for the twelve months ended 2021 and 2020 the Company did not record any goodwill impairment expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
At December 31, 2022 and 2021, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2022
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$318,489	$(35,873)	$282,616	16.7
Customer relationships	265,429	(39,808)	225,621	11.9
Referral agreement	34,050	(15,404)	18,646	5.5
Patent licenses	9,617	(1,094)	8,523	9.9
Intangible assets	$627,585	$(92,179)	$535,406	14.2

	As of December 31, 2021
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$342,753	$(18,817)	$323,936	17.8
Customer relationships	278,311	(21,243)	257,068	12.9
Referral agreement	36,109	(12,677)	23,432	6.5
Patent licenses	3,149	(415)	2,734	5.6
Intangible assets	$660,322	$(53,152)	$607,170	15.2
As part of the acquisitions of Depop and Elo7 in 2021, the Company recorded acquired intangible assets for customer relationships and trademark. See “Note 5—Business Combinations” for additional information on the acquisitions of Depop and Elo7.
Amortization expense of intangible assets for the years ended December 31, 2022, 2021, and 2020 was $41.3 million, $28.4 million, and $15.2 million, respectively.
The Company did not recognize any intangible asset impairment losses in the years ended December 31, 2022, 2021, and 2020.
Based on amounts recorded at December 31, 2022, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2023	$41,134
2024	41,123
2025	41,123
2026	40,802
2027	40,734
Thereafter	330,490
Total amortization expense	$535,406
Note 7—Segment and Geographic Information
The Company has determined it has four operating segments, Etsy, Reverb, Depop, and Elo7, which qualify for aggregation as one reportable segment.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$1,429,650	$1,393,637	$1,150,725
United Kingdom	343,788	329,203	195,827
All Other	792,673	606,274	379,073
Revenue	$2,566,111	$2,329,114	$1,725,625
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue. All significant tangible long-lived assets are located in the United States.

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
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of December 31, 2022 and December 31, 2021.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale. The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2022
Level 1
Money market funds (1)	$462,866	$—	$—	$462,866	$374,314	$76	$—
U.S. Government securities	64,968	(424)	4	64,548	2,995	61,553	—
	527,834	(424)	4	527,414	377,309	61,629	—
Level 2
U.S. agency securities	10,053	(1)	3	10,055	—	10,055	—
Certificate of deposit	40,915	(184)	7	40,738	5,471	35,267	—
Commercial paper	57,777	(101)	18	57,694	4,454	53,240	—
Corporate bonds	122,294	(1,729)	6	120,571	1,212	90,222	29,137
	231,039	(2,015)	34	229,058	11,137	188,784	29,137
	$758,873	$(2,439)	$38	$756,472	$388,446	$250,413	$29,137
December 31, 2021
Level 1
Money market funds	556,427	—	—	556,427	556,427	—	—
U.S. Government securities	60,311	(55)	11	60,267	—	52,632	7,635
	616,738	(55)	11	616,694	556,427	52,632	7,635
Level 2
Certificate of deposit	20,709	(7)	1	20,703	—	20,703	—
Commercial paper	25,235	(14)	1	25,222	8,998	16,224	—
Corporate bonds	192,727	(481)	10	192,256	—	114,857	77,399
	238,671	(502)	12	238,181	8,998	151,784	77,399
	$855,409	$(557)	$23	$854,875	$565,425	$204,416	$85,034
(1)$88.5 million of money market funds were classified as funds receivable and seller accounts as of December 31, 2022. There were no money market funds classified as funds receivable and seller accounts as of December 31, 2021.

Etsy, Inc.
Notes to Consolidated Financial Statements
The table below shows the gross unrealized loss and fair value of the following investments in available-for-sale debt securities that are classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2022 (in thousands):

	Gross Unrealized Holding Loss	Fair Value
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(281)	$70,469
U.S. Government securities	(265)	51,075
	$(546)	$121,544
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(1,448)	$50,102
U.S. Government securities	(159)	7,442
	$(1,607)	$57,544
The remaining available-for-sale debt securities in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months. At December 31, 2021, there were no investments in a continuous unrealized loss position for 12 months or longer.
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectability of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the years ended December 31, 2022, 2021, and 2020.
The Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government securities aligned with the Company’s investment strategy. The maturities of the Company’s non-current marketable debt securities generally range from greater than 12 and up to 37 months.
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

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$989,629	$863,300	$987,729	$1,165,519
2020 Notes	644,431	646,230	643,237	$862,774
2019 Notes	645,536	998,361	644,390	1,644,869
2018 Notes (1)	44	145	62	375
	$2,279,640	$2,508,036	$2,275,418	$3,673,537
(1)Contemporaneously with the partial repurchase of the 2018 Notes in the third quarter of 2020, the Company agreed with the counterparties to the associated capped call instrument (the “2018 Capped Call Transactions”) that the 2018 Capped Call Transactions would remain outstanding with a maturity of March 2023 and there was no exchange of any consideration for such agreement. See “Note 12—Debt” for more information on the Company’s capped call transactions.
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2022	2021
Computer equipment	3 years	$12,820	$8,037
Furniture and equipment	2 - 4 years	11,398	7,170
Leasehold improvements	Shorter of life of asset or lease term	56,095	48,145
Construction in progress	Not applicable	419	10,835
Building	Lease term	133,063	133,063
Website development and internal-use software	3 - 5 years	240,138	224,855
		453,933	432,105

Less: Accumulated depreciation and amortization		204,189	157,043
		$249,744	$275,062
Depreciation and amortization expense on property and equipment was $55.5 million, $45.8 million, and $43.0 million, which included amortization expense relating to capitalized website development and internal-use software of $37.3 million, $30.0 million, and $22.6 million, for the years ended December 31, 2022, 2021, and 2020, respectively. In the third quarter of 2022, the developed technology asset acquired as part of the Reverb acquisition, and as recorded in capitalized website development and internal-use software, was fully amortized.
Note 10—Leases
For the years ended December 31, 2022, 2021, and 2020, the elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$8,251	$6,320	$5,847
Finance lease cost:
Amortization of right-of-use assets	7,174	9,139	10,190
Interest on lease liabilities	5,392	3,044	2,576
Total finance lease cost	12,566	12,183	12,766
Other lease cost, net (1)	1,220	1,193	1,322
Total lease cost	$22,037	$19,696	$19,935
(1)Other lease cost, net includes short-term lease costs and variable lease costs.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2022	2021
Operating leases:
Other assets	$38,784	$45,951
Other current liabilities	$4,233	$4,018
Other liabilities	38,085	43,746
Total operating lease liabilities	$42,318	$47,764

Finance leases:
Property and equipment, net	$102,169	$109,131
Finance lease obligations—current	$4,731	$2,418
Finance lease obligations—net of current portion	105,699	110,283
Total finance lease liabilities	$110,430	$112,701

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	14.54 years	14.67 years
Finance leases	16.49 years	17.41 years
Weighted average discount rate:
Operating leases	4.54%	4.46%
Finance leases	4.73%	4.72%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(7,871)	$(6,442)	$(5,519)
Operating cash flows used in finance leases	(5,387)	(3,025)	(2,551)
Finance cash flows used in finance leases	(6,307)	(8,864)	(9,211)

Etsy, Inc.
Notes to Consolidated Financial Statements
Future minimum lease payments under non-cancelable leases as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$5,783	$9,036
2024	6,190	10,999
2025	5,428	10,760
2026	778	100
2027	272	882
Thereafter	41,565	134,997
Total future minimum lease payments (1)	60,016	166,774
Less:
Imputed interest	17,698	56,344
Total	$42,318	$110,430
(1)In the fourth quarter of 2021, the Company entered into a First Amendment to Lease (the “First Amendment”) related to the Company’s corporate headquarters in Brooklyn, New York, a portion of which is accounted for as a finance lease and a portion as an operating lease. The First Amendment extended the expiration of the term of the lease from July 31, 2026 to July 31, 2039. The First Amendment includes a tenant allowance, a portion of which became available beginning in April 2022, rent concessions that become available beginning in 2026, and escalating commitments each contract year between 2028 and 2038, which are reflected in the future minimum lease payments.
Note 11—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2022	2021
Pass-through marketplace tax collection obligation	$129,591	$136,360
Vendor accruals	127,791	115,593
Employee compensation-related liabilities	63,718	66,477
Taxes payable	10,134	9,688
Total accrued expenses	$331,234	$328,118
Note 12—Debt

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$44	$2,299,976
Unamortized debt issuance costs	10,371	5,569	4,396	—	20,336
Net carrying value	$989,629	$644,431	$645,536	$44	$2,279,640

	As of December 31, 2021
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,958	$62	$2,300,020
Unamortized debt issuance costs	12,271	6,763	5,568	—	24,602
Net carrying value	$987,729	$643,237	$644,390	$62	$2,275,418

Etsy, Inc.
Notes to Consolidated Financial Statements
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted, redeemed or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective contractual convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2022, holders of the remaining 2019 Notes and 2018 Notes are eligible to convert their 2019 Notes and 2018 Notes, and holders of the 2021 Notes and 2020 Notes are not eligible to convert their 2021 Notes and 2020 Notes respectively, during the first quarter of 2023.
(2)The initial conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock.

Based on the terms of each series of Notes, they will mature on the respective maturity date, unless earlier converted, redeemed, or repurchased. Additionally, the holders of each series of Notes may convert all or a portion of the Notes prior to the close of business on the business day immediately preceding the respective contractual convertibility date only under the following circumstances (in each case, as applicable to each series of Notes): (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2021, December 31, 2020, December 31, 2019, and June 30, 2018 (and only such calendar quarter) for the 2021 Notes, 2020 Notes, remaining 2019 Notes, and remaining 2018 Notes, respectively, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Note for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On and after the applicable contractual convertibility date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of December 31, 2022.
2021 Convertible Debt

In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of stock, as described in “Note 14—Stockholders’ Equity.” The Company used $85.0 million of the net proceeds from the 2021 Notes to enter into privately negotiated capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions.

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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of December 31, 2022, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of December 31, 2022, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Interest Expense
Interest expense related to each of the Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,
Convertible Notes	2022	2021	2020
2021 Notes	$4,400	$2,411	$—
2020 Notes	$2,006	$2,006	$6,741
2019 Notes	$1,985	$1,985	$21,441
2018 Notes	$—	$44	$10,987
Total interest expense (1)	$8,391	$6,446	$39,169
(1)Total interest expense for the year ended December 31, 2022 and 2021 consisted of coupon interest and amortization of debt issuance costs, as there is no amortization of the debt discount since January 1, 2021 due to the adoption of ASU 2020-06 as of January 1, 2021.
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
Fair Value of Notes
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The initial terms of the Company’s Capped Call Transactions are presented below:

Capped Call Transactions	Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 15, 2028	$340.42	100%
2020 Capped Call Transactions	September 1, 2027	327.83	150%
2019 Capped Call Transactions	October 1, 2026	148.63	150%
2018 Capped Call Transactions	March 1, 2023	52.76	100%

Each series of the Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for each of the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.

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
Borrowings under the 2019 Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.25% to 0.875% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.875%. Swingline loans under the 2019 Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the senior secured net leverage ratio (defined as secured funded debt, net of unrestricted cash up to $100 million, to EBITDA) for the preceding four fiscal quarter periods. The 2019 Credit Agreement contains customary provisions for the replacement of the adjusted LIBOR rate with an alternate benchmark rate (to be the Secured Overnight Financing Rate) when the adjusted LIBOR rate is phased out in the lending market on June 30, 2023. The Company does not anticipate that replacement of the benchmark rate, as provided in the 2019 Credit Agreement, will materially impact its liquidity or financial position. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit. The 2019 Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $100.0 million at the same maturity, pricing, and other terms and to request an extension of the maturity date for the facility. In connection with the 2019 Credit Agreement, the Company also paid the lenders certain upfront fees.
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
At December 31, 2022 and December 31, 2021, the Company did not have any borrowings under the 2019 Credit Agreement and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Commitments and Contingencies

Purchase Obligations
The Company has $388.3 million of non-cancelable contractual commitments as of December 31, 2022, primarily related to cloud computing in which the commitments are due over the course of approximately four years. For agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fees.
The Company’s future payments under purchase obligations as of December 31, 2022 were as follows (in thousands):

Purchase Obligations
Periods ending
2023	$61,319
2024	115,148
2025	132,310
2026	71,295
2027	1,295
Thereafter	6,969
Total purchase obligations	$388,336

Non-Income Tax Contingencies
The Company had reserves of $43.2 million and $38.8 million at December 31, 2022 and 2021, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The reserves as of December 31, 2022 and 2021 include $30.4 million and $32.3 million, respectively, due to the acquisitions of Reverb, Depop and Elo7, some of which are offset by an indemnification asset of $3.0 million and $3.8 million, respectively. These amounts were primarily recorded as part of purchase accounting. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 14—Stockholders’ Equity
Common Stock
At December 31, 2022 and 2021, the authorized capital stock of the Company included 1,400,000,000 shares of common stock. At December 31, 2022 and 2021 there were 125,054,278 and 127,022,118 shares of common stock issued and outstanding, respectively. The common stock has a $0.001 par value. Holders of common stock are entitled to one vote per share. Holders of common stock are not entitled to receive dividends unless declared by the Board of Directors. No dividends have been declared through December 31, 2022.
Preferred Stock
At December 31, 2022 and 2021 the authorized capital stock of the Company included 25,000,000 shares of preferred stock. As of December 31, 2022, 2021, and 2020, there was no preferred stock outstanding.
Stock Repurchases
In May 2022, the Board of Directors approved a stock repurchase program that enables the Company to repurchase up to $600 million of its common stock. The program does not have a time limit and may be modified, suspended or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with Etsy’s working capital requirements, general business conditions and other factors. As of December 31, 2022, the remaining amount available to be repurchased under the approved plan was $301.4 million.
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
The following table summarizes the Company’s stock repurchase activity related to the programs noted above:

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended December 31, 2022	3,958,155	107.56
Repurchases of common stock for the year ended December 31, 2021	554,718	221.33
Repurchases of common stock for the year ended December 31, 2020	1,161,947	88.20
(1)Average price paid per share excludes broker commissions.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 15—Stock-based Compensation
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its Board of Directors and approved by stockholders in March 2015. The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards to employees and directors. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. The Board of Directors approved an increase of 6,252,714, 6,351,106, and 6,291,797, shares available for issuance under the 2015 Plan as of January 2, 2023, January 3, 2022, and January 4, 2021, respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. At December 31, 2022, 50,391,850 shares were authorized under the 2015 Plan and 32,188,305 shares were available for future grant.
In the year ended December 31, 2022, the Company granted nonqualified stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, to eligible participants under its 2015 Plan. The Company recognizes forfeitures as they occur. Options were generally granted for a term of 10 years. For both options and RSUs, vesting is typically over a four-year period and is contingent upon continued employment with the Company on each vesting date. In general, for newly-hired employees, both options and RSUs vest 25% after the first year of service and ratably each six-month period over a four-year period following the vesting commencement date, which is the first day of the month following the date of grant. In general, for current employees who receive an additional grant, both options and RSUs vest ratably each six-month period over a four-year period following the vesting commencement date.
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
The requisite service period for stock options and RSUs is generally four years from the date of grant.
The fair value of options granted in the periods indicated using the Black-Scholes pricing model has been based on the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected Volatility	62.5%	43.4% - 57.4%	38.9% - 41.7%
Risk-free interest rate	3.4%	0.8% - 1.2%	0.3% - 1.7%
Expected term (in years)	4.6	4.6 - 6.2	5.5 - 6.2

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s options (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,294,919	$16.26	7.24	$185,900
Granted	654,296	46.38
Exercised	(1,834,773)	13.80
Forfeited/Canceled	(14,490)	32.15
Outstanding at December 31, 2020	5,099,952	20.97	6.81	800,453
Granted	198,193	218.93
Exercised	(994,456)	22.83
Forfeited/Canceled	(29,964)	47.86
Outstanding at December 31, 2021	4,273,725	29.52	5.99	810,321
Granted	9,916	76.05
Exercised	(816,620)	18.40
Forfeited/Canceled	(10,704)	126.22
Outstanding at December 31, 2022	3,456,317	31.99	5.06	322,230
Total exercisable at December 31, 2022	3,041,998	23.07	4.74	301,224

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value of options granted	$40.84	$95.00	$18.18
Intrinsic value of options exercised	87,892	206,709	151,785
Fair value of awards vested	195,929	96,592	60,622
The total unrecognized compensation expense at December 31, 2022 related to the Company’s options was $14.3 million, which will be recognized over an estimated weighted-average amortization period of 1.89 years.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2019	2,960,413	$40.61
Granted	1,712,587	54.19
Vested	(1,369,271)	35.36
Forfeited/Canceled	(217,742)	43.27
Unvested at December 31, 2020	3,085,987	50.28
Granted (1)	2,136,685	208.84
Vested	(1,400,241)	59.80
Forfeited/Canceled	(315,710)	108.22
Unvested at December 31, 2021	3,506,721	137.87
Granted	5,226,948	119.83
Vested	(1,670,084)	110.53
Forfeited/Canceled	(669,799)	154.06
Unvested at December 31, 2022	6,393,786	128.37
(1)Includes RSU awards issued to Depop and Elo7 employees in connection with the acquisitions in the third quarter of 2021.
The total unrecognized compensation expense at December 31, 2022 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $675.4 million, which will be recognized over an estimated weighted-average amortization period of 2.94 years.
In connection with the acquisition of Depop, certain Depop executives are eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards will be settled by issuing shares of Etsy common stock on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on, or leading up to, the applicable vesting date. These awards will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at December 31, 2022 related to these awards was $4.6 million, which will be recognized over a remaining term of 1.53 years. The decrease from the initial unrecognized compensation expense of $44.0 million primarily relates to the departure of Depop’s Chief Executive Officer, effective September 2022, and the partial payments of Depop deferred consideration in the year ended December 31, 2022. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
Stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$23,283	$13,085	$7,731
Marketing	19,571	11,339	5,184
Product development	124,559	58,900	33,030
General and administrative	63,475	56,586	19,169
Stock-based compensation expense	$230,888	$139,910	$65,114

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2022, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified during the fourth quarter ended December, 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained under the sections “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.etsy.com) under “ESG--Governance—Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct by posting information on the website address specified above.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference from information contained under the section “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from information contained under the sections “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information contained under the sections “Certain Relationships and Related Person Transactions“ and “Corporate Governance” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information contained under the section “Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement for the Sale and Purchase of the Share Capital of Depop Limited, dated June 2, 2021	10-Q	001-36911	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.1	12/2/2022
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	001-36911	4.1	3/14/2018
4.2	Form of Global Note, representing Etsy Inc.’s 0% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	3/14/2018
4.3	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019.	8-K	001-36911	4.1	9/23/2019
4.4	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-36911	4.2	9/23/2019
4.5	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.6	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	8/24/2020
4.7	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	8-K	001-36911	4.2	8/24/2020
4.8	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.9	Description of Securities	10-K	001-36911	4.6	2/27/2020
4.10	Indenture, dated as of June 11, 2021, between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	6/11/2021
4.11	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.10)	8-K	001-36911	4.2	6/11/2021
4.12	Form of Confirmation for 2021 Capped Cell Transactions.	8-K	001-36911	99.1	6/11/2021
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers.	S-1/A	333-202497	10.1	3/31/2015
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019
10.3.2*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2021)	10-Q	001-36911	10.1	5/6/2021
10.3.3*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2022)	10-Q	001-36911	10.1	5/5/2022
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.5.1	First Amendment to Lease Agreement, effective as of October 1, 2021, among Etsy, Inc. and RFR/K 117 Adams Owner LLC and RFR/K 55 Prospect Owner LLC	10-K	001-36911	10.5.1	2/25/2022
10.6*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
10.7*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.7.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8*	Letter Agreement between Etsy, Inc. and Kruti Patel Goyal, dated February 10, 2011, as amended on December 14, 2016, and as supplemented on July 28, 2022	10-Q	001-36911	10.1	11/3/2022
10.9*	Letter Agreement between Etsy, Inc. and Nick Daniel, dated January 17, 2014, as supplemented on August 1, 2022	10-Q	001-36911	10.2	11/3/2022
10.10*	Employment offer letter between Etsy. Inc and Michael Fisher dated July 27, 2017	10-K	001-36911	10.11	3/1/2018
10.10.1*	Advisory Agreement between Etsy, Inc. and Michael Fisher, dated October 25, 2022					X
10.11*	Letter Agreement between Etsy, Inc. and Rachana Kumar, dated October 27, 2022					X
10.12*	Letter Agreement between Etsy, Inc. and Raina Moskowitz, dated March 5, 2018	10-Q	001-36911	10.1	5/7/2020
10.13*	Letter Agreement between Etsy, Inc. and Ryan Scott, dated Mary 22, 2019					X
10.14*	Letter Agreement between Etsy, Inc. and Kimaria Seymour, dated March 14, 2022.	10-Q	001-36911	10.1	7/28/2022
10.15*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.16*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.16.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.17*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 9, 2022	10-Q	001-36911	10.2	5/5/2022
10.18	Credit Agreement, dated as of February 25, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	5/9/2019
10.18.1	Waiver to Credit Agreement, dated as of September 18, 2019, among Etsy, Inc., Citibank, N.A. as administrative agent and the other lenders party thereto	10-Q	001-36911	10.1	10/31/2019
10.18.2	Waiver to Credit Agreement dated as of August 18, 2020, between Etsy, Inc., Citibank, N.A. and the other parties thereto	10-Q	001-36911	10.1	10/29/2020
10.18.3	Consent under Credit Agreement, dated as of October 7, 2021, between Etsy, Inc., Citibank, N.A. and the other parties thereto	10-K	001-36911	10.14.3	2/25/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, formatted in inline XBRL.***
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

ETSY, INC.
Date: February 22, 2023	/s/ Merilee Buckley
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

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2023
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
/s/ Fred Wilson Fred Wilson	Chair	February 22, 2023
/s/ C. Andrew Ballard C. Andrew Ballard	Director	February 22, 2023
/s/ Marla Blow Marla Blow	Director	February 22, 2023
/s/ Gary S. Briggs Gary S. Briggs	Director	February 22, 2023
/s/ M. Michele Burns M. Michele Burns	Director	February 22, 2023
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 22, 2023
/s/ Melissa Reiff Melissa Reiff	Director	February 22, 2023
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 22, 2023