Form 10-Q
period 2023-03-31
ETSY INC
filed 2023-05-04
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of April 28, 2023 was 123,351,909.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
12		Notes to Condensed Consolidated Financial Statements
24	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
36	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
36	Item 4.	Controls and Procedures

Part II - Other Information
37	Item 1.	Legal Proceedings
37	Item 1A.	Risk Factors
67	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
67	Item 3.	Defaults Upon Senior Securities
67	Item 4.	Mine Safety Disclosures
67	Item 5.	Other Information
68	Item 6.	Exhibits
69		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “currency-neutral GMS growth,” “GMS,” “GMS ex-U.S. domestic, and “mobile GMS.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including our strategies for integrating our “House of Brands” marketplaces, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the strength of our capital structure and our ability to meet our cash operating requirements; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions and the potential benefits thereof; our impact goals, strategy, and intended progress; global macroeconomic uncertainty and volatility; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Quarterly Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, there continues to be significant global macroeconomic and geopolitical uncertainty, which may amplify many of these risks.
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
Financial Performance and Operational Risks Related to Our Business
•We experienced rapid growth in our business during 2020 and 2021 and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure or operational resources or otherwise be able to support our recent growth.
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

•Our business could suffer if we experience a technology disruption that results in a loss of information, if personal data or sensitive information about users or employees is misused or disclosed, or if we or our third-party providers are unable to protect against technology vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or other security breaches.
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
•Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical events, disruptions to the banking industry, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
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
Regulatory, Compliance, and Legal Risks
•Compliance and protection under evolving global legal and regulatory requirements including privacy and data protection laws, tax laws, product liability laws, laws regulating speech and platform monitoring or moderation, antitrust laws, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
•Expanding our operations in Latin America and India may expose us to additional risks.
•We are regularly involved in, litigation, arbitration, and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our marketplaces and/or how our business operates.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$786,796	$921,278
Short-term investments	252,666	250,413
Accounts receivable, net of expected credit losses of $9,933 and $8,303 as of March 31, 2023 and December 31, 2022, respectively	26,274	27,888
Prepaid and other current assets	76,856	80,203
Funds receivable and seller accounts	202,354	233,961
Total current assets	1,344,946	1,513,743
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $216,747 and $204,189 as of March 31, 2023 and December 31, 2022, respectively	248,352	249,744
Goodwill	138,061	137,724
Intangible assets, net of accumulated amortization of $103,793 and $92,179 as of March 31, 2023 and December 31, 2022, respectively	534,466	535,406
Deferred tax assets	128,679	121,506
Long-term investments	57,028	29,137
Other assets	43,668	42,360
Total assets	$2,500,541	$2,634,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,901	$28,757
Accrued expenses	240,025	331,234
Finance lease obligations—current	4,713	4,731
Funds payable and amounts due to sellers	202,354	233,961
Deferred revenue	14,506	14,008
Other current liabilities	17,614	19,064
Total current liabilities	499,113	631,755
Finance lease obligations—net of current portion	104,144	105,699
Deferred tax liabilities	44,379	44,735
Long-term debt, net	2,280,663	2,279,640
Other liabilities	112,430	120,406
Total liabilities	3,040,729	3,182,235
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 122,953,145 and 125,054,278 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	123	125
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of March 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	913,672	815,085
Accumulated deficit	(1,156,134)	(1,048,267)
Accumulated other comprehensive loss	(297,849)	(314,217)
Total stockholders' deficit	(540,188)	(547,274)
Total liabilities and stockholders' deficit	$2,500,541	$2,634,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$640,877	$579,266
Cost of revenue	195,453	172,995
Gross profit	445,424	406,271
Operating expenses:
Marketing	171,314	154,280
Product development	115,924	89,476
General and administrative	79,987	78,200
Total operating expenses	367,225	321,956
Income from operations	78,199	84,315
Other income, net	3,072	1,672
Income before income taxes	81,271	85,987
(Provision) benefit for income taxes	(6,734)	122
Net income	$74,537	$86,109
Net income per share attributable to common stockholders:
Basic	$0.60	$0.68
Diluted	$0.53	$0.60
Weighted-average common shares outstanding:
Basic	124,336,969	127,149,293
Diluted	142,965,820	146,677,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$74,537	$86,109
Other comprehensive income (loss):
Cumulative translation adjustment	15,627	(14,703)
Unrealized gains (losses) on investments, net of tax expense (benefit) $233, $(418), respectively	741	(1,314)
Total other comprehensive income (loss)	16,368	(16,017)
Comprehensive income	$90,905	$70,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054,278	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	12,353	—	70,987	—	—	70,987
Exercise of vested options	185,200	—	3,005	—	—	3,005
Settlement of capped call	(1,194,006)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	232	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	100,239	—	(9,628)	—	—	(9,628)
Stock repurchase	(1,205,151)	(1)	—	(148,181)	—	(148,182)
Other comprehensive income	—	—	—	—	16,368	16,368
Net income	—	—	—	74,537	—	74,537
Balance as of March 31, 2023	122,953,145	$123	$913,672	$(1,156,134)	$(297,849)	$(540,188)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	28,010	—	51,014	—	—	51,014
Exercise of vested options	250,345	—	3,394	—	—	3,394
Settlement of convertible senior notes, net of taxes	58	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	89,285	—	(13,684)	—	—	(13,684)
Stock repurchase	(420,398)	—	—	(62,568)	—	(62,568)
Other comprehensive loss	—	—	—	—	(16,017)	(16,017)
Net income	—	—	—	86,109	—	86,109
Balance as of March 31, 2022	126,969,418	$127	$672,486	$95,285	$(91,031)	$676,867
(1) Includes the partial payments of Depop deferred consideration. See Note 10—Stock-Based Compensation for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$74,537	$86,109
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	68,683	49,271
Depreciation and amortization expense	23,172	24,754
Provision for expected credit losses	4,969	3,109
Foreign exchange loss (gain)	3,611	(5,567)
Deferred benefit for income taxes	(8,968)	(10,517)
Other non-cash (income) expense, net	(99)	3,321
Changes in operating assets and liabilities:
Current assets	34,726	32,195
Non-current assets	1,050	1,711
Current liabilities	(137,660)	(126,048)
Non-current liabilities	(8,390)	1,206
Net cash provided by operating activities	55,631	59,544
Cash flows from investing activities
Purchases of property and equipment	(2,249)	(3,212)
Development of internal-use software	(5,957)	(6,005)
Purchases of investments	(116,896)	(76,416)
Sales and maturities of investments	89,005	75,478
Net cash used in investing activities	(36,097)	(10,155)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(9,194)	(12,288)
Repurchase of stock	(148,182)	(62,568)
Proceeds from exercise of stock options	3,005	3,394
Payment of debt issuance costs	(2,045)	(25)
Settlement of convertible senior notes	(45)	(5)
Payments on finance lease obligations	(1,575)	(1,598)
Other financing, net	(512)	807
Net cash used in financing activities	(158,548)	(72,283)
Effect of exchange rate changes on cash	4,532	(1,065)
Net decrease in cash, cash equivalents, and restricted cash	(134,482)	(23,959)
Cash, cash equivalents, and restricted cash at beginning of period	926,619	785,537
Cash, cash equivalents, and restricted cash at end of period	$792,137	$761,578

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental non-cash disclosures:
Deferred consideration (1)	$1,506	$3,822
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$3,592	$3,961
(1) See “Note 10—Stock-Based Compensation” for additional information on the settlement of deferred consideration related to the Depop acquisition.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2023	2022
Beginning balance:
Cash and cash equivalents	$921,278	$780,196
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$926,619	$785,537

Ending balance:
Cash and cash equivalents	$786,796	$756,237
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$792,137	$761,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share the Company’s mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Company generates revenue primarily from marketplace activities, including transaction, listing, and payments processing fees, and fees for optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for the periods presented have been reflected in the condensed consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of March 31, 2023, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketplace revenue	$467,516	$427,691
Services revenue	173,361	151,575
Revenue	$640,877	$579,266
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2023 that was included in the deferred balance at January 1, 2023 was $13.4 million.
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
For the three months ended March 31, 2023, the Company’s effective income tax rate was 8.3% representing an income tax provision recorded on net income before tax. The effective tax rate for the three months ended March 31, 2023 was lower than the U.S. statutory rate of 21% primarily due to the impact from foreign operations, a benefit related to a research and development tax credit, and excess tax benefits from employee stock-based compensation, partially offset by state income taxes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.1 million in the three months ended March 31, 2023, from $35.2 million as of December 31, 2022 to $36.3 million as of March 31, 2023. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $35.2 million as of March 31, 2023. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $2.1 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$74,537	$86,109
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,595	1,592
Net income attributable to common stockholders—diluted	$76,132	$87,701

Denominator:
Weighted-average common shares outstanding—basic	124,336,969	127,149,293
Dilutive effect of assumed conversion of options to purchase common stock	2,602,709	3,303,488
Dilutive effect of assumed conversion of restricted stock units	1,310,947	1,509,044
Dilutive effect of assumed conversion of convertible senior notes (1)	14,715,195	14,716,054
Weighted-average common shares outstanding—diluted	142,965,820	146,677,879

Net income per share attributable to common stockholders—basic	$0.60	$0.68
Net income per share attributable to common stockholders—diluted	$0.53	$0.60
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”), and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) were dilutive for the three months ended March 31, 2023 and March 31, 2022. During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal to the holders of the 2018 Notes. See “Note 7—Debt” for additional information.
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	192,568	198,081
Restricted stock units	1,490,998	1,853,488
Total anti-dilutive securities	1,683,566	2,051,569

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Fair Value Measurements
The Company has characterized its investments based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. Investments recorded in the accompanying Consolidated Balance Sheets are categorized based on the inputs to valuation techniques as follows:
Level 1 These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.
Level 2 These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.
Level 3 These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable. The Company did not have any Level 3 instruments as of December 31, 2022.
Short- and long-term investments and certain cash equivalents consist of investments in debt securities that are available-for-sale.
In the year ended December 31, 2022, the Company authorized the creation of an Impact Investment Fund through which the Company expects to deploy approximately $30 million to further the Company’s Impact strategy and goals. In the three months ended March 31, 2023, the Company invested a portion of the Impact Investment Fund in two investments which are classified as long-term investments on our Consolidated Balance Sheet. The investment in a loan receivable is measured on an amortized cost basis and the investment in shares of a limited liability company is measured on the net assets value (“NAV”) basis. The Company uses NAV or its equivalent to measure the value of certain investments in alternative investment funds, debt funds, equity funds, and private equity funds, which may be redeemable in the near term or restricted from redemption in the near term, as a practical expedient.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2023
Level 1
Money market funds	185,828	—	—	185,828	185,752	76	—
U.S. Government securities	84,104	(237)	156	84,023	—	51,148	32,875
	269,932	(237)	156	269,851	185,752	51,224	32,875
Level 2
U.S. agency securities	24,841	(1)	25	24,865	—	22,823	2,042
Certificate of deposit	37,492	(90)	3	37,405	3,595	33,810	—
Commercial paper	68,447	(70)	13	68,390	—	68,390	—
Corporate bonds	93,754	(1,276)	52	92,530	—	76,419	16,111
	224,534	(1,437)	93	223,190	3,595	201,442	18,153
Level 3
Loans receivable - held for investment	3,000	—	—	3,000	—	—	3,000
	3,000	—	—	3,000	—	—	3,000
NAV
Shares in limited liability company	3,000	—	—	3,000	—	—	3,000
	3,000	—	—	3,000	—	—	3,000

	$500,466	$(1,674)	$249	$499,041	$189,347	$252,666	$57,028
December 31, 2022
Level 1
Money market funds (1)	462,866	—	—	462,866	374,314	76	—
U.S. Government securities	64,968	(424)	4	64,548	2,995	61,553	—
	527,834	(424)	4	527,414	377,309	61,629	—
Level 2
U.S. agency securities	10,053	(1)	3	10,055	—	10,055	—
Certificate of deposit	40,915	(184)	7	40,738	5,471	35,267	—
Commercial paper	57,777	(101)	18	57,694	4,454	53,240	—
Corporate bonds	122,294	(1,729)	6	120,571	1,212	90,222	29,137
	231,039	(2,015)	34	229,058	11,137	188,784	29,137
	$758,873	$(2,439)	$38	$756,472	$388,446	$250,413	$29,137
(1)$88.5 million of money market funds were classified as funds receivable and seller accounts as of December 31, 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
The table below shows the gross unrealized loss and fair value of the following investments in available-for-sale debt securities that are classified by the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	Gross Unrealized Holding Loss	Fair Value
March 31, 2023
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(284)	$42,122
U.S. Government securities	(99)	34,070
	$(383)	$76,192
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(992)	$38,344
U.S. Government securities	(138)	7,936
	$(1,130)	$46,280
December 31, 2022
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(281)	$70,469
U.S. Government securities	(265)	51,075
	$(546)	$121,544

12 months or longer in a continuous unrealized loss position
Corporate bonds	$(1,448)	$50,102
U.S. Government securities	(159)	7,442
	$(1,607)	$57,544
The remaining available-for-sale debt securities in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss of its available-for-sale debt securities, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectability of the security, and management’s intended holding period and time horizon for selling the security.
Outside of the Company’s Impact Investment Fund, the Company typically invests in short- and long-term instruments, including fixed-income funds and U.S. Government securities aligned with the Company’s investment strategy. In accordance with the Company’s investment policy, all investments, other than investments made through its Impact Investment Fund, have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.

Etsy, Inc.
Notes to Consolidated Financial Statements
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes. See “Note 7—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$990,104	$830,400	$989,629	$863,300
2020 Notes	644,730	586,235	644,431	646,230
2019 Notes	645,829	934,082	645,536	998,361
2018 Notes	—	—	44	145
	$2,280,663	$2,350,717	$2,279,640	$2,508,036
The carrying value of other financial instruments’, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 6—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2023	As of December 31, 2022
Pass-through marketplace tax collection obligation	$94,813	$129,591
Vendor accruals	90,893	127,791
Employee compensation-related liabilities	36,981	63,718
Taxes payable	17,338	10,134
Total accrued expenses	$240,025	$331,234
Note 7—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2023
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$—	$2,299,932
Unamortized debt issuance costs	9,896	5,270	4,103	—	19,269
Net carrying value	$990,104	$644,730	$645,829	$—	$2,280,663

	As of December 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$44	$2,299,976
Unamortized debt issuance costs	10,371	5,569	4,396	—	20,336
Net carrying value	$989,629	$644,431	$645,536	$44	$2,279,640
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the second quarter of 2023.
During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal of $44 thousand to the holders of the 2018 Notes.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of March 31, 2023.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
2021 Notes	$1,100	$1,100
2020 Notes	501	501
2019 Notes	496	496
Total interest expense	$2,097	$2,097
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 5—Fair Value Measurements” for more information regarding the fair value of the Notes.
Capped Call Transactions
The Company used a portion of the net proceeds from each of the Note offerings to enter into separate privately negotiated capped call instruments (the 2018, 2019, 2020, and 2021 capped call instruments collectively referred to as the “Capped Call Transactions”) with certain financial institutions, initial purchasers, and/or their respective affiliates. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the respective Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The initial terms of the Company’s outstanding Capped Call Transactions are presented below:

Capped Call Transactions	Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 15, 2028	$340.42	100%
2020 Capped Call Transactions	September 1, 2027	327.83	150%
2019 Capped Call Transactions	October 1, 2026	148.63	150%
The 2018 capped call transactions matured on March 1, 2023, and, in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt.

Etsy, Inc.
Notes to Consolidated Financial Statements
2023 Credit Agreement
On March 24, 2023, the Company entered into a $400.0 million senior secured revolving credit facility pursuant to an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders, and JPMorgan Chase Bank N.A., as administrative Agent. The 2023 Credit Agreement will mature in March 2028 and includes a letter of credit sublimit of $60.0 million and a swingline loan sublimit of $20.0 million.
The 2023 Credit Agreement amends and restates in its entirety the Credit Agreement dated as of February 25, 2019 between the Company, as borrower, the lenders party thereto from time to time, and Citibank N.A., as administrative Agent.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted Term SOFR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.50% to 1.25% or (ii) an adjusted Term SOFR rate plus a margin ranging from 1.50% to 2.25%. Swingline loans under the 2023 Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the senior secured net leverage ratio (defined as secured funded debt, net of unrestricted cash up to $100.0 million, to EBITDA (as defined in the 2023 Credit Agreement)) for the preceding four fiscal quarter periods. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit. The 2023 Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $200.0 million at the same maturity, pricing and other terms and to request an extension of the maturity date for the facility. In connection with the 2023 Credit Agreement, the Company also paid the lenders certain upfront fees.
At March 31, 2023, the Company did not have any borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants.
Note 8—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the three months ended March 31, 2023, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Stockholders’ Deficit
Effective May 3, 2022, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $600 million of its common stock. The program does not have a time limit and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
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
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt. See “Note 7—Debt.” This receipt and subsequent retirement of shares was separate from the stock repurchase plan approved by the Board of Directors in May 2022.
The following table summarizes the Company’s cumulative share repurchase activity under the program noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) and the 1,194,006 shares received from the 2018 capped call transactions noted above (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$301,431
Repurchases of common stock for the three months ended:
March 31, 2023	1,205,151	$122.96	$148,199	(148,199)
Balance as of March 31, 2023	1,205,151	$122.96	$148,199	$153,232
(1) Average price paid per share excludes broker commissions. Value of shares repurchased includes broker commissions.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stock-Based Compensation
During the three months ended March 31, 2023, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,252,714 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2023. At March 31, 2023, 56,644,564 shares were authorized under the 2015 Plan and 35,994,141 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	6,393,786	$128.37
Granted	2,693,002	108.55
Vested	(175,703)	141.91
Forfeited/Canceled	(167,216)	125.59
Unvested at March 31, 2023	8,743,869	122.05
The total unrecognized compensation expense at March 31, 2023 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $888.3 million, which will be recognized over an estimated weighted-average amortization period of 3.07 years.
Awards related to the acquisition of Depop on July 12, 2021, will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at March 31, 2023 related to these awards was $3.0 million, which will be recognized over an estimated weighted-average amortization period of 1.1 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
The total unrecognized compensation expense at March 31, 2023 related to the Company’s options was $11.6 million, which will be recognized over an estimated weighted-average amortization period of 1.74 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$7,246	$4,191
Marketing	5,262	3,632
Product development	36,709	21,397
General and administrative	19,466	20,051
Stock-based compensation expense	$68,683	$49,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” We also believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” in our Annual Report, which we incorporate by reference.

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

In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all four marketplaces to some extent. Our goal is that all four marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
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
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, sellers’ tools and education, and other areas support our strategy, which you can read more about in our Annual Report.
First Quarter 2023 Key Metrics and Financial Highlights
As of March 31, 2023, our marketplaces connected 7.9 million active sellers and 95.5 million active buyers in nearly every country in the world. In the three months ended March 31, 2023, sellers generated GMS of $3.1 billion, approximately 67% of which came from purchases made on mobile devices. We are a global company and approximately 45% of our GMS in the three months ended March 31, 2023 came from transactions in which either a seller or a buyer or both was located outside of the United States.
Total revenue was $640.9 million in the three months ended March 31, 2023, driven by growth in both Marketplace and Services revenue. In the three months ended March 31, 2023, we recorded net income of $74.5 million and non-GAAP Adjusted EBITDA of $170.3 million. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of March 31, 2023. As of March 31, 2023, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes, 2020 Notes, the “Notes”). Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. For further details, refer to 2023 Credit Agreement below. In the three months ended March 31, 2023, we had positive operating cash flows of $55.6 million.
2018 Capped Call Transactions
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, we received 1,194,006 shares of our common stock from the counterparties to the capped call instruments. These shares were retired upon receipt.
2023 Credit Agreement
On March 24, 2023, we entered into a $400.0 million senior secured revolving credit facility pursuant to an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) among us, as borrower, certain subsidiaries of Etsy party as guarantors, the lenders, and JPMorgan Chase Bank N.A., as administrative Agent. The 2023 Credit Agreement will mature in March 2028 and includes a letter of credit sublimit of $60.0 million and a swingline loan sublimit of $20.0 million.
The 2023 Credit Agreement amends and restates in its entirety the Credit Agreement dated as of February 25, 2019, between us, as borrower, the lenders party thereto from time to time, and Citibank N.A., as administrative Agent.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended March 31,		% (Decline) Growth Y/Y
	2023	2022

	(in thousands, except percentages)
GMS (1)	$3,101,358	$3,252,387	(4.6)%
Revenue	$640,877	$579,266	10.6%
Marketplace revenue	$467,516	$427,691	9.3%
Services revenue	$173,361	$151,575	14.4%
Gross profit	$445,424	$406,271	9.6%
Operating expenses	$367,225	$321,956	14.1%
Net income	$74,537	$86,109	(13.4)%
Net income margin	11.6%	14.9%	(330)	bps
Adjusted EBITDA (Non-GAAP)	$170,344	$159,198	7.0%
Adjusted EBITDA margin (Non-GAAP)	26.6%	27.5%	(90)	bps

Active sellers (2)	7,942	7,654	3.8%
Active buyers (2)	95,526	95,102	0.4%
Percent mobile GMS (3)	67%	66%	100	bps
Percent GMS ex-U.S. Domestic (1)(3)	45%	44%	100	bps
(1)Consolidated GMS for the three months ended March 31, 2023 includes Etsy marketplace GMS of $2.7 billion. Percent GMS ex-U.S. domestic for the Etsy marketplace for the three months ended March 31, 2023 was 46%.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 5.9 million and 89.9 million, respectively, as of March 31, 2023.
(3)See “Mobile GMS” and “GMS ex-U.S. domestic” definitions below.
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. To provide consistency with our calculation of GMS, beginning in the first quarter of 2023, we are also reporting our mobile GMS, GMS ex-U.S. domestic, and Non-U.S. domestic GMS as a percentage of GMS net of refunds. We did not retroactively apply this change to prior periods as the impact was immaterial to such periods. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We track “Paid GMS” for the Etsy marketplace and define it as Etsy marketplace GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
GMS decreased $151.0 million to $3.1 billion in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decline in GMS between the three months ended March 31, 2023 and 2022 was primarily driven by a decrease in GMS for the Etsy marketplace. First quarter 2023 GMS was impacted by consumer wallet share shifts from goods to services, softness in some of our top categories such as home and living and craft supplies, and pressures on consumer discretionary spending. While GMS per active buyer on a trailing twelve month basis was down year-over-year given the strong prior year comparisons, the effect was partially offset by the Etsy marketplace ending the first quarter of 2023 with 89.9 million active buyers, up slightly year-over-year for the first time since the fourth quarter of 2021.

Additionally, on a consolidated basis we experienced the following (decline)/growth in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended March 31,
	2023		2022

	% Decline Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)	(7)%	12%	(16)%	12%
Existing Buyer GMS	(4)%	88%	7%	88%
(1)While new buyer GMS was down 7% year-over-year in the three months ended March 31, 2023, the number of Etsy marketplace new buyers we acquired in the three months ended March 31, 2023 remains meaningfully elevated when compared to pre-pandemic levels.
There continues to be significant global macroeconomic and geopolitical uncertainty, which may impact the performance of our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating (income) expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); and acquisition-related expenses. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
Mobile GMS
Mobile GMS is GMS that results from an order completed on a mobile device, such as a tablet or a smartphone. Mobile GMS excludes orders initiated on mobile devices but ultimately completed on a desktop. As noted above in our discussion of “GMS,” beginning in the first quarter of 2023, mobile GMS is now calculated net of refunds. We believe that mobile GMS indicates our success in converting mobile activity into mobile purchases and demonstrates our ability to grow GMS and revenue.
During the three months ended March 31, 2023, mobile GMS increased as a percentage of total GMS to approximately 67%, up from approximately 66% for the three months ended March 31, 2022.
GMS ex-U.S. Domestic
GMS ex-U.S. domestic (formerly referred to as Non-U.S. GMS and international GMS) is GMS from transactions in which either (1) the billing address for the seller or (2) the shipping address for the buyer is outside of the United States. GMS ex-U.S. domestic represents all GMS other than GMS from transactions in which the billing address for the seller and the shipping address for the buyer are both in the United States, which we refer to as U.S. Domestic GMS. As noted above in “GMS,” beginning in the first quarter of 2023, GMS ex-U.S. domestic is calculated net of refunds. We believe that GMS ex-U.S. domestic shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.

For the three months ended March 31, 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%, compared to approximately 44% for the three months ended March 31, 2022. Additionally, we experienced the following (decline)/growth in GMS ex-U.S. domestic and non-U.S. domestic GMS on an as reported and currency-neutral basis for the period presented below:

	Three Months Ended March 31, 2023
	As Reported	Currency-Neutral	FX Impact
GMS ex-U.S. Domestic	(3)%	1%	(4)%
Non-U.S. Domestic GMS (1)	(15)%	(8)%	(7)%
(1)Non-U.S. domestic GMS is GMS generated between a non-U.S. buyer and a non-U.S. seller in the same country. As noted above in “GMS,” beginning in the first quarter of 2023, Non-U.S. domestic GMS is calculated net of refunds.

The decline in as reported GMS ex-U.S. domestic for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 was primarily driven by the decline in non-U.S. domestic GMS, principally in the United Kingdom, and partially offset by growth in GMS transactions generated between a non-U.S. buyer and a non-U.S. seller in different countries. Additionally, it was negatively impacted by unfavorable exchange rates.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS (decline) / growth for the periods presented below are as follows:

	Quarter-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact
March 31, 2023	(4.6)%	(2.6)%	(2.0)%
March 31, 2022	3.5%	4.8%	(1.3)%

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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue:
Marketplace	$467,516	$427,691
Services	173,361	151,575
Total revenue	640,877	579,266
Cost of revenue	195,453	172,995
Gross profit	445,424	406,271
Operating expenses:
Marketing	171,314	154,280
Product development	115,924	89,476
General and administrative	79,987	78,200
Total operating expenses	367,225	321,956
Income from operations	78,199	84,315
Other income, net	3,072	1,672
Income before income taxes	81,271	85,987
(Provision) benefit for income taxes	(6,734)	122
Net income	$74,537	$86,109

	Three Months Ended March 31,
	2023	2022
Revenue:
Marketplace	72.9%	73.8%
Services	27.1	26.2
Total revenue	100.0	100.0
Cost of revenue	30.5	29.9
Gross profit	69.5	70.1
Operating expenses:
Marketing	26.7	26.6
Product development	18.1	15.4
General and administrative	12.5	13.5
Total operating expenses	57.3	55.6
Income from operations	12.2	14.6
Other income, net	0.5	0.3
Income before income taxes	12.7	14.8
(Provision) benefit for income taxes	(1.1)	—
Net income	11.6%	14.9%

Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$467,516	$427,691	$39,825	9.3%
Percentage of total revenue	72.9%	73.8%
Services	$173,361	$151,575	$21,786	14.4%
Percentage of total revenue	27.1%	26.2%
Total revenue	$640,877	$579,266	$61,611	10.6%
Revenue increased $61.6 million to $640.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, of which 72.9% consisted of Marketplace revenue and 27.1% consisted of Services revenue.
Marketplace revenue increased $39.8 million to $467.5 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This growth was substantially due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by volume of GMS which decreased for the three months ended March 31, 2023 compared to March 31, 2022, and was primarily driven by a decline in GMS for the Etsy marketplace. These drivers impacted transaction fee revenue, which increased by 16.5% year-over-year. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for the three months ended March 31, 2023 compared to 92% for the three months ended March 31, 2022.
Services revenue increased $21.8 million to $173.4 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The growth in Services revenue was primarily driven by an increase of 17.7% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads.
Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$195,453	$172,995	$22,458	13.0%
Percentage of total revenue	30.5%	29.9%
Cost of revenue increased $22.5 million to $195.5 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was partially driven by employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Additionally, cost of revenue increased due to an increase in cloud-related hosting and bandwidth costs, credit card chargebacks, costs of refunds made to buyers that we are not able to collect from sellers, and payments processing fees, which vary with revenue.

Operating Expenses
Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Marketing	$171,314	$154,280	$17,034	11.0%
Percentage of total revenue	26.7%	26.6%
Marketing expenses increased $17.0 million to $171.3 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased Etsy marketplace digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, due to an increase in marketing expenses related to the production of new creative for our Etsy marketplace TV ads in North America and the U.K. Paid GMS was 21% of overall GMS for the three months ended March 31, 2023 compared to 18% for the three months ended March 31, 2022.
Product development

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Product development	$115,924	$89,476	$26,448	29.6%
Percentage of total revenue	18.1%	15.4%
Product development expenses increased $26.4 million to $115.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and the issuance of equity awards as part of our compensation strategy.
General and administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$79,987	$78,200	$1,787	2.3%
Percentage of total revenue	12.5%	13.5%
General and administrative expenses increased $1.8 million to $80.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and partially offset by a decrease in Depop deferred consideration expense. This increase was also partially offset by net favorable impacts of non-income tax items.

Other Income, net

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Other income, net	$3,072	$1,672	$1,400	83.7%
Percentage of total revenue	0.5%	0.3%
Other income, net was $3.1 million in the three months ended March 31, 2023, which increased $1.4 million from other income, net of $1.7 million in the three months ended March 31, 2022. This increase was primarily driven by an increase in interest and other income. This increase was partially offset by less favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances.
(Provision) Benefit for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(6,734)	$122	$(6,856)	(5,619.7)%
Percentage of total revenue	(1.1)%	—%
Our income tax provision and benefit for the three months ended March 31, 2023 and 2022 was $6.7 million and $0.1 million, respectively.
The primary drivers of our income tax provision for the three months ended March 31, 2023 were tax expense on income before income taxes, partially offset by a benefit related to research and development tax credits.
The primary drivers of our income tax benefit for the three months ended March 31, 2022 were tax benefits from employee stock-based compensation of $10.4 million, partially offset by tax expense on income before income taxes.

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands, except percentages)
Net income	$74,537	$86,109
Excluding:
Interest and other non-operating (income) expense, net	(5,689)	3,290
Provision (benefit) for income taxes	6,734	(122)
Depreciation and amortization	23,172	24,754
Stock-based compensation expense	68,683	49,271
Foreign exchange loss (gain)	2,618	(4,962)
Acquisition-related expenses	289	858
Adjusted EBITDA	$170,344	$159,198
Divided by:
Revenue	$640,877	$579,266
Adjusted EBITDA margin	26.6%	27.5%

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of March 31, 2023. Additionally, we have $57.0 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the three months ended March 31, 2023, we had positive operating cash flows of $55.6 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of March 31, 2023
(in thousands)
Cash and cash equivalents	$786,796
Short-term investments	252,666
Long-term investments	57,028
Total cash and cash equivalents, and short- and long-term investments	$1,096,490
Net working capital	$845,833
As of March 31, 2023, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
We typically invest in short- and long-term instruments, including fixed-income funds and U.S. Government securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments, other than investments made through our Impact Investment Fund, have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.
Sources of Liquidity
As of March 31, 2023, we had three outstanding series of convertible senior notes, and collectively the net carrying value is $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended March 31, 2023, holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the second quarter of 2023.
We also have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). At March 31, 2023, we did not have any borrowings under the 2023 Credit Agreement.
See Part I, Item 1, “Note 7—Debt” for more information on the Notes and the 2023 Credit Agreement.
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

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash provided by (used in):
Operating activities	$55,631	$59,544
Investing activities	(36,097)	(10,155)
Financing activities	(158,548)	(72,283)
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
Net cash provided by operating activities was $55.6 million in the three months ended March 31, 2023, primarily driven by cash net income of $165.9 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $110.3 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net cash provided by operating activities was $59.5 million in the three months ended March 31, 2022, primarily driven by cash net income of $150.5 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $90.9 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of purchases and sales and maturities of short- and long-term investments and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $36.1 million in the three months ended March 31, 2023. This was primarily attributable to net purchases of investments of $27.9 million, and to a lesser extent, $8.2 million in capital expenditures, including $6.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms.
Net cash used in investing activities was $10.2 million in the three months ended March 31, 2022. This was primarily attributable to $9.2 million in capital expenditures, including $6.0 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, payments on finance lease obligations, and settlement of convertible senior notes.
Net cash used in financing activities was $158.5 million in the three months ended March 31, 2023. This was primarily attributable to stock repurchases of $148.2 million, and to a lesser extent, payment of tax obligations on vested equity awards of $9.2 million.
Net cash used in financing activities was $72.3 million in the three months ended March 31, 2022. This was primarily attributable to stock repurchases of $62.6 million, and to a lesser extent, payment of tax obligations on vested equity awards of $12.3 million.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical factors on our results of operations, cash flows, and financial position. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Our actual results could differ from these estimates.
There have been no significant changes to our critical accounting policies and estimates included in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2023, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 8—Commitments and Contingencies—Legal Proceedings.”
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
Operational Risks Related to Our Business
We experienced rapid growth in our business during 2020 and 2021 and there may not be sustained demand for our services or the products sold in our marketplaces. We also may not have the infrastructure or operational resources or otherwise be able to support our recent growth.
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. Our growth may not be sustainable. While our revenue growth continued in 2022 and the first quarter of 2023, our GMS for the quarter ended March 31, 2023 declined as compared to the quarter ended March 31, 2022. Additionally, our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, COVID-19 pandemic related factors, changing consumer shopping preferences, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain disruptions, and employment levels, among others (collectively, “Macroeconomic Conditions”), as well as risk of further declines in active buyers.
Even if our revenue continues to grow, we may not be able to maintain profitability in the future. Our costs have and may continue to increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts, expand our operations, and hire additional employees. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and any future growth.
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
Our increased size has made and may continue to make us a more attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce alleged intellectual property rights and/or alleged contractual rights. Our increased visibility has led and may continue to lead to attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of claims which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, even though principally focused on other larger platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
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
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. The early part of the pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels although in recent quarters we have seen the number of active buyers on the Etsy marketplace decline on a year-over-year basis as peak periods have rolled out of the trailing twelve month figure. If we lose a significant number of buyers or sellers due to the pressure on or shifts in consumer discretionary spending, increased seller fees, or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave our marketplaces. If we are unable to attract and retain buyers and sellers our business, financial performance, and growth could be harmed.
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
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received or arrives damaged. While for qualifying orders under Etsy Purchase Protection we cover the reimbursement and not the seller, we also take steps such as requiring reserves, including to cover certain reimbursements that do not relate to qualified orders, from some sellers based on indications they may not be able to fulfill orders and other factors. Despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders and our cost to refund qualifying orders may exceed our expectations which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
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
Our quarterly operating results, as well as our key metrics, may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in GMS or revenue, including as a result of uncertainty or changing spending patterns resulting from Macroeconomic Conditions, the seasonality of market transactions, and our sellers’ use of services;
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
Our business may continue to be impacted by Macroeconomic Conditions, which may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
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
From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management’s estimates as of the date of release. On May 3, 2023, we provided guidance for the second quarter of 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macroeconomic Conditions or other factors, many of which are outside of our control, , which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that Macroeconomic Conditions or other factors will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
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
Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures, which are designed to protect against, detect, and minimize security breaches, will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. While we continue to invest in recovery systems, security and access controls, and assessments of our vendors’ security for us and our acquired subsidiaries, some of these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
We operate in a hybrid work environment where more than half of our workforce is fully remote, and as a result, we and our partners may be more vulnerable to cyber attacks. In addition, the industry has generally moved to online remote infrastructure for core work. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.
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
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence and machine-learning systems, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
Our business operations depend upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, and network and mobile infrastructure providers. Any disruption in the services provided by third-parties, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, or appropriate redundancies, could significantly harm our business.
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
Cyber attacks aimed at disrupting our and our third-party service providers’ services regularly occur, and we expect they will continue to occur in the future. If we or our third-party service providers (and other entities in our supply chain) experience any cyber attacks or other security breaches or incidents that result in marketplace performance or availability problems or loss, compromise or unauthorized disclosure or use of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches or incidents that we may experience, people may become unwilling to provide us the information necessary to set up an account with us.
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
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy or security concerns, and we have from time to time experienced such problems with the services provided by one or more third-parties. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplaces could be significantly impacted, which could harm our business.
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
Internet service providers, mobile network operators, operating system providers and/or app stores regularly place technical and policy restrictions on applications and platforms that use their services, which restrictions change over time. They have also and could in the future attempt to charge us for, or restrict our ability to access or provide access to, certain platforms, features, or functionality that we use in our business, and such changes may adversely affect our marketplaces.
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
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We have and plan to continue to invest in our payments tools and infrastructure, and have, or may in the future, add or change payment tools and third-party service providers to maintain existing availability, expand into additional markets, and offer new payment methods, offerings, and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
We rely upon third-party service providers to perform key components of our payments platforms, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, tax collection, and fraud analysis. Failure by these service providers to perform adequately, or changes to or termination of our relationships with these service providers, has and could again negatively affect our sellers’ ability to receive payments. For example, in the first quarter of 2023, Silicon Valley Bank, one of our payment disbursement providers, collapsed and, as a result, approximately 0.5% of our active sellers experienced a delay (generally one business day) receiving their payments while we engineered a new process flow to enable those sellers to receive payments from another disbursement account.
Disruptions related to our third-party service providers could also potentially affect our sellers’ ability to receive orders, our buyers’ ability to complete purchases, and our ability to operate our payments program, including maintaining certain compliance measures, including fraud prevention and detection tools. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brands and business. If we (or a third-party payment processor) suffer a security breach affecting payment card information, we could be subjected to fines, penalties, and assessments arising out of the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for our services and our sellers’ goods and services.
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
Macroeconomic Conditions have and may continue to adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business. For example, the conflict in Ukraine negatively impacted the global economy, including by contributing to a rapid rise in the cost of living (driven largely by higher energy prices) in Europe. As the adverse effects of this conflict continue to develop, both in Europe and throughout the rest of the world, our buyers’ discretionary spending may be negatively impacted. In addition, since April 2022, due to expanding sanctions and business restrictions, sellers in Belarus and Russia are unable to access our marketplaces.
Global economic conditions have also generated pressure on consumer discretionary spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on client demand and discretionary spending as a result. For example, the U.S. Federal Reserve System raised interest rates several times during 2022 in response to concerns about inflation, and has continued to raise interest rates in 2023. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended March 31, 2023, approximately 71% of our GMS was denominated in U.S. dollars.
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

Filling key strategic roles, including engineering and product management, can be challenging at times, particularly for more specialized positions. Qualified individuals may be limited and in high demand, and we may incur significant costs to attract, develop, retain and motivate them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards in a volatile macroeconomic environment may adversely affect our ability to recruit and retain highly skilled employees.
We operate in a hybrid work model in which more than half of our workforce is fully remote while others have returned to our offices with a flexible schedule. It is possible that these arrangements could have a negative impact on our workplace culture and on the execution of our business plans and operations. If our needs are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, enforcement of our rights may require us to engage in litigation, use of takedowns and similar procedures, or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable.
We attempt to protect our intellectual property and confidential information in part through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers and other third parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.

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
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and raise issues regarding filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.
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
For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms. In evolving areas such as platform products liability, court decisions such as McMillan v. Amazon in Texas, and Loomis v. Amazon and Bolger v. Amazon in California, suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.
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
We similarly compete for sellers on our other marketplaces, Depop, Reverb, and Elo7. Sellers may list their goods with online retailers such as eBay, Vinted, ThredUp, Poshmark, and The RealReal, in the case of Depop, Sweetwater, in the case of Reverb, or MercadoLibre, in the case of Elo7, among others, or sell through other venues, marketplaces, retailers, or commerce channels. Depop also competes with vendors of new and secondhand items, including traditional brick-and-mortar consignment and thrift stores, branded goods stores, department stores, and specialty retailers.
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
Also, the success of Depop and Elo7 will depend, in part, on our ability to apply Etsy’s technological, marketing, and operational expertise to help scale their growth in a profitable, efficient, and effective manner, including maintaining relationships with their respective sellers, buyers, and third-party service providers. Because our business and the Depop and Elo7 businesses differ in certain respects, we may not be able to manage these businesses smoothly or successfully and may experience difficulty in realizing the expected benefits of the acquisitions.
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
In the quarter ended September 30, 2022, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for the Depop and Elo7 reporting units, respectively. These impairment charge amounts were recorded to Goodwill Impairment and had a material adverse effect on our balance sheet and results of operations. After the recognition of such impairment charges, there were no balances of goodwill remaining from our acquisitions of Depop and Elo7, on July 12, 2021 and July 2, 2021, respectively. We review goodwill for impairment at least annually in the fourth quarter of the year or more frequently if indicators of impairment arise, and should the Macroeconomic Conditions continue to deteriorate, including a rise in the risk-free long-term interest rates, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill requiring additional impairment charges for reporting units other than Depop and Elo7. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Goodwill” of our Annual Report.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for smaller platforms like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
Our Impact strategy focuses on Etsy’s mission to “keep commerce human” and the positive impact we want our business to have. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy and Progress” of our Annual Report. While selected metrics receive limited assurance from an independent third-party, this is inherently a less rigorous process than reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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

While most of the new laws being introduced are designed to promote more robust transparency and enhance resiliency, which can create the conditions for us to meet our Impact goals, laws have also been introduced in the United States that are designed to limit or restrict company activities on environmental and social issues. If such laws are successfully passed in the United States or elsewhere, or resistance to ESG initiatives grows, our Impact strategy and ESG metrics may subject us to heightened scrutiny or reputational damage.
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
In addition, a significant portion of our cash and cash equivalents and short-term investments are invested in U.S. Government securities. In January 2023, the U.S. Treasury Department indicated that the U.S. debt limit had been reached and that it had begun taking “extraordinary measures” to avoid default. Absent action to raise the statutory ceiling, the U.S. Treasury expects to exhaust those measures by early June 2023. Any default by the U.S. Government on all or a material portion of our investments in U.S. Treasury securities could create significant uncertainty and potentially negatively impact our liquidity.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and has continued to do so in 2023 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended March 31, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes, are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the second quarter of 2023. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 7—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at Reverb, Depop, and Elo7 are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance measures may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business. In addition, we could be subject to penalties, fines, other sanctions, and/or significant expenses.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-

intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative proposals and pending litigation in both the United States (such as Gonzalez v. Google) and European Union that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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
We are regularly involved in, litigation, arbitration, and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
In addition to intellectual property claims, we are regularly involved in other litigation, arbitration, and regulatory matters, including those related to consumer protection, product liability, security and privacy, or commercial matters, either individually or, where available, on a class-action basis. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, underwriters and other third-parties. Any lawsuit or legal action to which we are a party, with or without merit, may result in an unfavorable judgment. We have in the past settled lawsuits and regulatory actions and may decide in the future to settle lawsuits or regulatory actions, even if non-meritorious. Any such settlements may be on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.
We limit certain claims against us under our House Rules, policies, and other terms of use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations, risks, and legal frameworks in different U.S. federal, state, and foreign jurisdiction courts, and may have reduced or no enforceability in some jurisdictions. Where these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.
Lawsuits, enforcement actions, and other legal proceedings brought against us have resulted in settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably probable, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.

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
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten,” and increased data portability, access, and redress rights for E.U. data subjects (requiring changes to both our technology and operations), security and accountability obligations, (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018), we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA include requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale and other uses of their personal information, and provides a private right of action and statutory damages for data breaches.
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
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Etsy relies on a variety of compliance methods to transfer personal data of EEA individuals to the

United States, including but not limited to Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. The European Commission recently initiated the process to adopt an adequacy decision for the E.U.-U.S. Data Privacy Framework, a replacement to the E.U.-U.S. Privacy Shield; however, it is unclear if and when the framework will be finalized or adopted, further increasing uncertainty and the costs of cross-border data transfers. Similarly, U.K.-based data exporters are required to use the International Data Transfer Agreement, (“IDTA”) and the International Data Transfer Addendum to the European Commission’s Standard Contractual Clauses (“U.K. Addendum”) as mechanisms to comply with the U.K. GDPR when making restricted international transfers of personal data of U.K. data subjects. To the extent Etsy relies on SCCs, the IDTA or the U.K. Addendum, we may be required to incur additional costs and take additional steps to legitimize certain cross-border data transfers from the EEA, including new contractual arrangements under the updated requirements to avoid limitations on Etsy’s ability to process EEA data in countries outside of the EEA.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning, product liability, marketing, and consumer protection. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as the INFORM Consumers Act (the “INFORM Act”) that will soon become effective in the United States, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced.
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
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not be able to fully or timely comply in the future, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the European Union’s Digital Markets Act (“DMA”) and Digital Services Act (“DSA”), and proposed changes to the General Product Safety Directive (“GPSD”), may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related EU-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Bill (“OSB”) which continues through Parliament may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional protections regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various Congressional efforts to require platforms to vet and police sellers (including the recently enacted INFORM Act), restrict the scope of the intermediary liability protections available to online platforms for third-party user content. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
For example, between January 1, 2022 and April 28, 2023, our common stock’s daily closing price on Nasdaq has ranged from a low of $69.00 to a high of $209.93. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, particularly during times of macroeconomic uncertainty affecting members of our communities;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes, are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the second quarter of 2023. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 7—Debt” for more information on the Notes.
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
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. In May 2022, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $600 million of our common stock, of which approximately $153 million remained available as of March 31, 2023. There can be no assurance that any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During the three months ended March 31, 2023, we issued 12,353 shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
January 1 - 31	374,029	$127.79	374,029	$253,628
February 1 - 28	334,323	135.83	334,323	208,211
March 1 - 31	496,799	110.65	496,799	153,232
Total	1,205,151		1,205,151	153,232
(1)The total number of shares purchased does not include shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units or the 1,194,006 shares received and retired from the 2018 capped call transactions. See Note 7—Debt.
(2)Average price paid per share excludes broker commissions.
(3)Effective May 3, 2022, our Board approved a stock repurchase program that authorizes the repurchase of up to $600 million of our common stock.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Form of Restricted Stock Unit (RSU) Agreement under 2015 Equity Incentive Plan (2023)					X
10.2*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2023)					X
10.3*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 6, 2023					X
10.4*	Letter Agreement between Etsy, Inc. and Colin Stretch, dated January 20, 2023					X
10.5	Amended and Restated Credit Agreement dated as of March 24, 2023, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X
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

ETSY, INC.
Date: May 3, 2023	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)