Form 10-Q
period 2023-06-30
ETSY INC
filed 2023-08-03
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of July 28, 2023 was 123,013,800.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
13		Notes to Condensed Consolidated Financial Statements
25	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
41	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
41	Item 4.	Controls and Procedures

Part II - Other Information
42	Item 1.	Legal Proceedings
42	Item 1A.	Risk Factors
72	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
72	Item 3.	Defaults Upon Senior Securities
72	Item 4.	Mine Safety Disclosures
72	Item 5.	Other Information
73	Item 6.	Exhibits
74		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “currency-neutral GMS growth,” “GMS,” “GMS ex-U.S. domestic,” “new buyer GMS,” “non-U.S. domestic GMS,” and “mobile GMS.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the strength of our capital structure and our ability to meet our cash operating requirements; our ability to attract, engage, retain, reactivate, and grow buyers and sellers; strategic investments or acquisitions and the potential benefits thereof; our impact goals, strategy, and intended progress; global macroeconomic uncertainty and volatility; uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally; and the expected timing and impact of the proposed sale of Elo7. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•We track certain operational metrics with internal systems and tools or manual processes and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
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
•We are subject to risks related to our environmental, social, and governance activities and disclosures.
•Continuing to expand our operations outside of the United States is part of our strategy, and the growth of our business could be harmed if our international expansion efforts do not succeed.
•The closing of the proposed sale of Elo7 Serviços de Informática S.A. (“Elo7”) is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all.
•We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.

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
•Our operations in Latin America and India may expose us to additional risks.
•We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our marketplaces and/or how our business operates.
•We may be subject to intellectual property or other claims, which, even if meritless, could damage our brands, require us to pay significant damages, and could limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock, or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$841,512	$921,278
Short-term investments	235,263	250,413
Accounts receivable, net of expected credit losses of $10,425 and $8,303 as of June 30, 2023 and December 31, 2022, respectively	22,594	27,888
Prepaid and other current assets	93,240	80,203
Funds receivable and seller accounts	221,147	233,961
Total current assets	1,413,756	1,513,743
Restricted cash	5,341	5,341
Property and equipment, net of accumulated depreciation and amortization of $235,203 and $204,189 as of June 30, 2023 and December 31, 2022, respectively	243,129	249,744
Goodwill	138,076	137,724
Intangible assets, net of accumulated amortization of $176,005 and $92,179 as of June 30, 2023 and December 31, 2022, respectively	474,201	535,406
Deferred tax assets	170,477	121,506
Long-term investments	73,983	29,137
Other assets	49,789	42,360
Total assets	$2,568,752	$2,634,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,997	$28,757
Accrued expenses	231,673	331,234
Finance lease obligations—current	4,674	4,731
Funds payable and amounts due to sellers	221,147	233,961
Deferred revenue	14,411	14,008
Other current liabilities	16,317	19,064
Total current liabilities	503,219	631,755
Finance lease obligations—net of current portion	102,618	105,699
Deferred tax liabilities	28,982	44,735
Long-term debt, net	2,281,684	2,279,640
Other liabilities	116,424	120,406
Total liabilities	3,032,927	3,182,235
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 123,249,136 and 125,054,278 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	123	125
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of June 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	957,738	815,085
Accumulated deficit	(1,135,412)	(1,048,267)
Accumulated other comprehensive loss	(286,624)	(314,217)
Total stockholders' deficit	(464,175)	(547,274)
Total liabilities and stockholders' deficit	$2,568,752	$2,634,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$628,876	$585,135	$1,269,753	$1,164,401
Cost of revenue	188,638	171,421	384,091	344,416
Gross profit	440,238	413,714	885,662	819,985
Operating expenses:
Marketing	165,870	164,068	337,184	318,348
Product development	121,988	102,095	237,912	191,571
General and administrative	86,661	74,990	166,648	153,190
Asset impairment charges	68,091	—	68,091	—
Total operating expenses	442,610	341,153	809,835	663,109
(Loss) income from operations	(2,372)	72,561	75,827	156,876
Other income, net	7,786	601	10,858	2,273
Income before income taxes	5,414	73,162	86,685	159,149
Benefit (provision) for income taxes	56,501	(39)	49,767	83
Net income	$61,915	$73,123	$136,452	$159,232
Net income per share attributable to common stockholders:
Basic	$0.50	$0.58	$1.10	$1.25
Diluted	$0.45	$0.51	$0.98	$1.11
Weighted-average common shares outstanding:
Basic	123,463,325	127,088,053	123,971,210	127,171,302
Diluted	141,010,561	145,683,336	142,010,943	146,373,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$61,915	$73,123	$136,452	$159,232
Other comprehensive income (loss):
Cumulative translation adjustment	11,552	(145,596)	27,179	(160,299)
Unrealized (losses) gains on investments, net of tax (benefit) expense of $(103), $(159), $130, and $(576), respectively	(327)	(499)	414	(1,813)
Total other comprehensive income (loss)	11,225	(146,095)	27,593	(162,112)
Comprehensive income (loss)	$73,140	$(72,972)	$164,045	$(2,880)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2023	122,953,145	$123	$913,672	$(1,156,134)	$(297,849)	$(540,188)
Stock-based compensation (1)	6,018	—	80,791	—	—	80,791
Exercise of vested options	147,612	—	2,750	—	—	2,750
Settlement of convertible senior notes, net of taxes	46	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	553,736	1	(39,475)	—	—	(39,474)
Stock repurchase	(411,421)	(1)	—	(41,193)	—	(41,194)
Other comprehensive income	—	—	—	—	11,225	11,225
Net income	—	—	—	61,915	—	61,915
Balance as of June 30, 2023	123,249,136	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054,278	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	18,371	—	$151,778	—	—	151,778
Exercise of vested options	332,812	—	5,755	—	—	5,755
Settlement of capped call	(1,194,006)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	278	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	653,975	1	(49,103)	—	—	(49,102)
Stock repurchase	(1,616,572)	(2)	—	(189,374)	—	(189,376)
Other comprehensive income	—	—	—	—	27,593	27,593
Net income	—	—	—	136,452	—	136,452
Balance as of June 30, 2023	123,249,136	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)
(1) Includes the partial payments of Depop deferred consideration. See “Note 11—Stock-Based Compensation” for additional information.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2022	126,969,418	$127	$672,486	$95,285	$(91,031)	$676,867
Stock-based compensation	—	—	63,997	—	—	63,997
Exercise of vested options	143,841	—	2,064	—	—	2,064
Settlement of convertible senior notes, net of taxes	101	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	319,244	1	(26,494)	—	—	(26,493)
Stock repurchase	(690,992)	(1)	—	(62,167)	—	(62,168)
Other comprehensive loss	—	—	—	—	(146,095)	(146,095)
Net income	—	—	—	73,123	—	73,123
Balance as of June 30, 2022	126,741,612	$127	$712,053	$106,241	$(237,126)	$581,295

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022,118	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	28,010	—	115,011	—	—	115,011
Exercise of vested options	394,186	—	5,458	—	—	5,458
Settlement of convertible senior notes, net of taxes	159	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	408,529	1	(40,178)	—	—	(40,177)
Stock repurchase	(1,111,390)	(1)	—	(124,735)	—	(124,736)
Other comprehensive income	—	—	—	—	(162,112)	(162,112)
Net income	—	—	—	159,232	—	159,232
Balance as of June 30, 2022	126,741,612	$127	$712,053	$106,241	$(237,126)	$581,295
(1) Includes the partial payments of Depop deferred consideration. See “Note 11—Stock-Based Compensation” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$136,452	$159,232
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	145,964	113,628
Depreciation and amortization expense	46,118	49,781
Provision for expected credit losses	10,258	5,409
Foreign exchange loss (gain)	2,289	(10,164)
Deferred benefit for income taxes	(67,568)	(14,941)
Asset impairment charges	68,091	—
Other non-cash (income) expense, net	(1,395)	4,658
Changes in operating assets and liabilities:
Current assets	70	20,148
Non-current assets	(4,877)	2,437
Current liabilities	(137,437)	(147,535)
Non-current liabilities	(6,063)	2,645
Net cash provided by operating activities	191,902	185,298
Cash flows from investing activities
Purchases of property and equipment	(3,852)	(5,633)
Development of internal-use software	(12,603)	(11,567)
Purchases of investments	(197,565)	(133,642)
Sales and maturities of investments	171,307	124,370
Net cash used in investing activities	(42,713)	(26,472)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(49,256)	(39,787)
Repurchase of stock	(187,037)	(124,736)
Proceeds from exercise of stock options	5,755	5,458
Payment of debt issuance costs	(2,186)	(25)
Settlement of convertible senior notes	(90)	(32)
Payments on finance lease obligations	(3,150)	(3,188)
Other financing, net	(278)	(4,335)
Net cash used in financing activities	(236,242)	(166,645)
Effect of exchange rate changes on cash	7,287	(13,503)
Net decrease in cash, cash equivalents, and restricted cash	(79,766)	(21,322)
Cash, cash equivalents, and restricted cash at beginning of period	926,619	785,537
Cash, cash equivalents, and restricted cash at end of period	$846,853	$764,215

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$29,299	$24,856
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$9,646	$8,708
Lease assets obtained in exchange for new lease liabilities	$7,751	$—
Deferred consideration (1)	$2,116	$3,822
(1) See “Note 11—Stock-Based Compensation” for additional information on the settlement of deferred consideration related to the Depop acquisition.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2023	2022
Beginning balance:
Cash and cash equivalents	$921,278	$780,196
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$926,619	$785,537

Ending balance:
Cash and cash equivalents	$841,512	$758,874
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$846,853	$764,215
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of June 30, 2023, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Interim Impairment Evaluation
During the quarter ended June 30, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that its goodwill, finite-lived intangible assets, and other long-lived assets were impaired (a “triggering event”). Given the current macroeconomic conditions, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, the Company revised its business forecasts for Elo7 downwards. The Company concluded a triggering event had occurred for the Elo7 reporting unit, and conducted an impairment test of its finite-lived intangible assets and other long-lived assets as of June 30, 2023. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group, including its intangible assets, for a period of less than twelve months. Based on this assessment, the Company concluded that the book value of the finite-lived intangible assets and other long-lived assets for the Elo7 reporting units were fully impaired. The Company recognized impairment charges of $68.1 million for the Elo7 reporting unit as a result of this quantitative assessment during the three months ended June 30, 2023. See “Note 5—Asset Impairment Charges” for further details.
The Company concluded for its Etsy standalone and Reverb and Depop reporting units, that events and circumstances had not changed such that it was more likely than not that their fair values were less than their carrying amounts at June 30, 2023.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketplace revenue	$452,957	$439,549	$920,473	$867,240
Services revenue	175,919	145,586	349,280	297,161
Revenue	$628,876	$585,135	$1,269,753	$1,164,401
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2023 that was included in the deferred balance at January 1, 2023 was $14.0 million.
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
The Company’s quarterly tax provision, and its quarterly estimate of the annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting its income or loss before tax and the mix of jurisdictions to which they relate, taxable income or loss in each jurisdiction, changes in its stock price, audit-related developments, acquisitions, divestitures, changes in its deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of income or loss before tax. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when income before income taxes is lower.
For the six months ended June 30, 2023, the Company’s effective income tax rate was (57.4)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the six months ended June 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to the impact from a $54.0 million tax benefit related to Elo7, foreign operations taxed at a lower rate, and a benefit related to a research and development tax credit, partially offset by a valuation allowance established in a foreign jurisdiction and state income taxes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.9 million in the six months ended June 30, 2023, from $35.2 million as of December 31, 2022 to $37.1 million as of June 30, 2023. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $36.0 million as of June 30, 2023. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $2.1 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$61,915	$73,123	$136,452	$159,232
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,595	1,591	3,190	3,183
Net income attributable to common stockholders—diluted	$63,510	$74,714	$139,642	$162,415

Denominator:
Weighted-average common shares outstanding—basic	123,463,325	127,088,053	123,971,210	127,171,302
Dilutive effect of assumed conversion of options to purchase common stock	2,290,539	2,809,359	2,454,264	3,096,439
Dilutive effect of assumed conversion of restricted stock units	542,617	1,069,916	870,982	1,389,722
Dilutive effect of assumed conversion of convertible senior notes (1)	14,714,080	14,716,008	14,714,487	14,716,029
Weighted-average common shares outstanding—diluted	141,010,561	145,683,336	142,010,943	146,373,492

Net income per share attributable to common stockholders—basic	$0.50	$0.58	$1.10	$1.25
Net income per share attributable to common stockholders—diluted	$0.45	$0.51	$0.98	$1.11
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three months ended June 30, 2023. The Notes and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) were dilutive for the six months ended June 30, 2023 and the three and six months ended June 30, 2022. During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal to the holders of the 2018 Notes. See “Note 8—Debt” for additional information. As a result, the 2018 Notes were not included in the calculation of net income per share for the three months ended June 30, 2023.
The following potential shares of common stock were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	187,173	199,204	189,856	198,646
Restricted stock units	6,175,920	5,636,055	5,085,116	4,002,273
Total anti-dilutive securities	6,363,093	5,835,259	5,274,972	4,200,919

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Asset Impairment Charges
Asset impairment charges consisted of the following as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Property and equipment, net	$7,855	$—	$7,855	$—
Intangible assets, net	60,236	—	60,236	—
Total asset impairment charges	$68,091	$—	$68,091	$—
During the three months ended June 30, 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. The asset impairment charges related to property and equipment primarily related to developed technology and the asset impairment charges related to intangible assets primarily related to trademark and customer relationships. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for more information.
In the event there are adverse changes in the Company’s projected cash flows, changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and a lower terminal growth rate, the Company may be required to record additional non-cash impairment charges to its goodwill and other long-lived assets, including finite-lived intangible assets of reporting units other than Elo7. Such non-cash charges could have a material adverse effect on the Company’s consolidated statement of operations and balance sheet in the reporting period of the charge. The impairment assessments are most sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

Note 6—Fair Value Measurements
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
In the year ended December 31, 2022, the Company authorized the creation of an Impact Investment Fund through which the Company expects to deploy approximately $30 million to further the Company’s Impact strategy and goals. In the six months ended June 30, 2023, the Company invested a portion of the Impact Investment Fund in three investments which are classified as long-term investments on its Consolidated Balance Sheet. The investment in a loan receivable is measured on an amortized cost basis and the investments in third-party managed funds are measured on the net assets value (“NAV”) basis. The Company uses NAV or its equivalent to measure the value of certain investments in alternative investment funds, debt funds, equity funds, and private equity funds, which may be redeemable in the near term or restricted from redemption in the near term, as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2023
Level 1
Money market funds	$252,409	$—	$—	$252,409	$252,332	$77	$—
U.S. Government securities	100,005	(694)	—	99,311	—	60,446	38,865
	352,414	(694)	—	351,720	252,332	60,523	38,865
Level 2
U.S. agency securities	28,000	(80)	—	27,920	—	24,873	3,047
Certificate of deposit	20,462	(31)	—	20,431	5,556	14,875	—
Commercial paper	78,523	(72)	—	78,451	8,129	70,322	—
Corporate bonds	81,719	(984)	6	80,741	—	64,670	16,071
	208,704	(1,167)	6	207,543	13,685	174,740	19,118
Level 3
Loans receivable - held for investment	3,000	—	—	3,000	—	—	3,000
	3,000	—	—	3,000	—	—	3,000
NAV
Third-party managed funds	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$577,118	$(1,861)	$6	$575,263	$266,017	$235,263	$73,983
December 31, 2022
Level 1
Money market funds (1)	$462,866	$—	$—	$462,866	$374,314	$76	$—
U.S. Government securities	64,968	(424)	4	64,548	2,995	61,553	—
	527,834	(424)	4	527,414	377,309	61,629	—
Level 2
U.S. agency securities	10,053	(1)	3	10,055	—	10,055	—
Certificate of deposit	40,915	(184)	7	40,738	5,471	35,267	—
Commercial paper	57,777	(101)	18	57,694	4,454	53,240	—
Corporate bonds	122,294	(1,729)	6	120,571	1,212	90,222	29,137
	231,039	(2,015)	34	229,058	11,137	188,784	29,137
	$758,873	$(2,439)	$38	$756,472	$388,446	$250,413	$29,137
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The table below shows the gross unrealized loss and fair value of the following investments in available-for-sale debt securities that are classified by the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	Gross Unrealized Holding Loss	Fair Value
June 30, 2023
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(258)	$44,893
U.S. Government securities	(621)	91,291
	$(879)	$136,184
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(726)	$28,091
U.S. Government securities	(73)	8,020
	$(799)	$36,111
December 31, 2022
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(281)	$70,469
U.S. Government securities	(265)	51,075
	$(546)	$121,544
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(1,448)	$50,102
U.S. Government securities	(159)	7,442
	$(1,607)	$57,544
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

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$990,579	$772,800	$989,629	$863,300
2020 Notes	645,028	545,415	644,431	646,230
2019 Notes	646,077	772,521	645,536	998,361
2018 Notes	—	—	44	145
	$2,281,684	$2,090,736	$2,279,640	$2,508,036
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 7—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2023	As of December 31, 2022
Pass-through marketplace tax collection obligation	$83,452	$129,591
Vendor accruals	81,593	127,791
Employee compensation-related liabilities	53,939	63,718
Taxes payable	12,689	10,134
Total accrued expenses	$231,673	$331,234

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2023
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$—	$2,299,887
Unamortized debt issuance costs	9,421	4,972	3,810	—	18,203
Net carrying value	$990,579	$645,028	$646,077	$—	$2,281,684

	As of December 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$44	$2,299,976
Unamortized debt issuance costs	10,371	5,569	4,396	—	20,336
Net carrying value	$989,629	$644,431	$645,536	$44	$2,279,640
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the third quarter of 2023.
During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal of $44 thousand to the holders of the 2018 Notes.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2023.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2021 Notes	$1,100	$1,100	$2,200	$2,200
2020 Notes	502	502	1,003	1,003
2019 Notes	496	496	992	992
Total interest expense	$2,098	$2,098	$4,195	$4,195
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
While the Company had no outstanding borrowings under the 2023 Credit Agreement as of June 30, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of the Company’s corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement. As of June 30, 2023, the Company was in compliance with all financial covenants.
Note 9—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the six months ended June 30, 2023, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
Legal Proceedings
From time to time in the normal course of business, various other claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation could have an adverse effect on the Company’s results of operations, cash flows, or business and financial condition in the period the claims or litigation are resolved. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stockholders’ Deficit
Effective May 3, 2022, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $600 million of its common stock (the “May 2022 Stock Repurchase Program”).
Effective June 14, 2023, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $1 billion of its common stock (the “June 2023 Stock Repurchase Program”). There were no repurchases under the June 2023 Stock Repurchase Program in the second quarter of 2023.
These stock repurchase programs do not have a time limit and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) and the 1,194,006 shares received from the 2018 capped call transactions noted below (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$301,431
Repurchases of common stock for the three months ended:
March 31, 2023	1,205,151	$122.96	$148,199	(148,199)
June 30, 2023	411,421	94.44	38,863	(38,863)
New Authorization as of June 14, 2023	—	—	—	1,000,000
Balance as of June 30, 2023	1,616,572	$115.70	$187,062	$1,114,369
(1) Average price paid per share excludes broker commissions and excise tax. Value of shares repurchased includes broker commissions.
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt. See “Note 8—Debt” for additional information. This receipt and subsequent retirement of shares was separate from the stock repurchase plan approved by the Board of Directors in May 2022.
All repurchases were made using cash resources, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Stock-Based Compensation
During the three and six months ended June 30, 2023, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,252,714 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2023. At June 30, 2023, 56,644,564 shares were authorized under the 2015 Plan and 36,504,455 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	6,393,786	$128.37
Granted	2,890,733	107.49
Vested	(1,096,946)	116.05
Forfeited/Canceled	(476,982)	132.12
Unvested at June 30, 2023	7,710,591	122.07
The total unrecognized compensation expense at June 30, 2023 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $796.2 million, which will be recognized over an estimated weighted-average amortization period of 2.88 years.
Awards related to the acquisition of Depop on July 12, 2021, will be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. The unrecognized compensation expense at June 30, 2023 related to these awards was $1.7 million, which will be recognized over an estimated weighted-average amortization period of 0.97 years. These amounts are excluded from the unrecognized compensation expense associated with the Company’s unvested RSUs noted above.
The total unrecognized compensation expense at June 30, 2023 related to the Company’s options was $8.9 million, which will be recognized over an estimated weighted-average amortization period of 1.54 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$8,171	$6,265	$15,417	$10,456
Marketing	6,107	5,837	11,369	9,469
Product development	38,220	33,153	74,929	54,550
General and administrative	24,783	19,102	44,249	39,153
Stock-based compensation expense	$77,281	$64,357	$145,964	$113,628

Note 12—Subsequent Event
On July 17, 2023, the Company entered into a quota purchase agreement to sell the parent holding company of Elo7, its Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. This sale transaction is expected to close in the third quarter of 2023, subject to certain closing conditions.

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

In addition to our core Etsy marketplace, our “House of Brands” includes Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, Depop Limited (“Depop”), our fashion resale marketplace, and Elo7 Serviços de Informática S.A. (“Elo7”), our Brazil-based marketplace for handmade and unique items. Each of our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all of our marketplaces to some extent. Our goal is that all of our marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
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
Second Quarter 2023 Key Metrics and Financial Highlights
As of June 30, 2023, our marketplaces connected 8.3 million active sellers and 96.2 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2023, sellers generated GMS of $3.0 billion and $6.1 billion, respectively, of which approximately 68% in each period came from purchases made on mobile devices. We are a global company and approximately 45% of our GMS in both the three and six months ended June 30, 2023 came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $628.9 million and $1.3 billion in the three and six months ended June 30, 2023, respectively, driven by growth in both Services and Marketplace revenue. In the three and six months ended June 30, 2023, we recorded net income of $61.9 million and $136.5 million, respectively, reflecting an impairment charge of the property and equipment and intangible assets of Elo7 for $68.1 million, offset in part by a related tax benefit of $15.0 million. Additionally, there was a $54.0 million tax benefit related to Elo7. In the three and six months ended June 30, 2023, we recorded non-GAAP Adjusted EBITDA of $166.2 million and $336.6 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.1 billion as of June 30, 2023. As of June 30, 2023, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”). Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. For further details, refer to 2023 Credit Agreement below. In the six months ended June 30, 2023, we had positive operating cash flows of $191.9 million.
Quota Purchase Agreement
On July 17, 2023, we entered into a quota purchase agreement to sell the parent holding company of Elo7, our Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. This sale transaction is expected to close in the third quarter of 2023, subject to certain closing conditions. Our condensed consolidated financial results and related disclosures for the three and six months ended June 30, 2023 include the results of Elo7.
2018 Capped Call Transactions
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, we received 1,194,006 shares of our common stock from the counterparties to the capped call instruments. These shares were retired upon receipt.

2023 Credit Agreement
On March 24, 2023, we entered into a $400.0 million senior secured revolving credit facility pursuant to an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) among us, as borrower, certain subsidiaries of Etsy as guarantors, the lenders, and JPMorgan Chase Bank N.A., as administrative Agent. The 2023 Credit Agreement will mature in March 2028 and includes a letter of credit sublimit of $60.0 million and a swingline loan sublimit of $20.0 million.
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

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended June 30,		% (Decline) Growth Y/Y		Six Months Ended June 30,		% (Decline) Growth Y/Y
	2023	2022			2023	2022

	(in thousands, except percentages)
GMS (1)	$3,012,504	$3,029,777	(0.6)%		$6,113,862	$6,282,164	(2.7)%
Revenue	$628,876	$585,135	7.5%		$1,269,753	$1,164,401	9.0%
Marketplace revenue	$452,957	$439,549	3.1%		$920,473	$867,240	6.1%
Services revenue	$175,919	$145,586	20.8%		$349,280	$297,161	17.5%
Gross profit	$440,238	$413,714	6.4%		$885,662	$819,985	8.0%
Operating expenses	$442,610	$341,153	29.7%		$809,835	$663,109	22.1%
Net income	$61,915	$73,123	(15.3)%		$136,452	$159,232	(14.3)%
Net income margin	9.8%	12.5%	(270)	bps	10.7%	13.7%	(300)	bps
Adjusted EBITDA (Non-GAAP)	$166,235	$162,704	2.2%		$336,578	$321,902	4.6%
Adjusted EBITDA margin (Non-GAAP)	26.4%	27.8%	(140)	bps	26.5%	27.6%	(110)	bps

Active sellers (2)	8,312	7,403	12.3%		8,312	7,403	12.3%
Active buyers (2)	96,250	93,947	2.5%		96,250	93,947	2.5%
Percent mobile GMS (3)	68%	66%	200	bps	68%	66%	200	bps
Percent GMS ex-U.S. Domestic (1)(3)	45%	43%	200	bps	45%	44%	100	bps
(1)Consolidated GMS for the three and six months ended June 30, 2023 includes Etsy marketplace GMS of $2.6 billion and $5.3 billion, respectively. Percent GMS ex-U.S. domestic for the Etsy marketplace for the three and six months ended June 30, 2023 was 47% and 46%, respectively.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 6.3 million and 90.6 million, respectively, as of June 30, 2023.
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
GMS decreased $17.3 million to $3.0 billion in the three months ended June 30, 2023, a slight decline compared to the three months ended June 30, 2022, and GMS decreased $168.3 million to $6.1 billion in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Etsy marketplace GMS continued to be impacted by headwinds impacting consumer discretionary spending, including less spending by lower household income buyers. While GMS per active buyer on a trailing twelve month basis for the Etsy marketplace was down year-over-year in the second quarter, trends in this metric began to stabilize on a sequential basis. In addition, active buyers on the Etsy marketplace reached 90.6 million as of June 30, 2023, a new all time high.

On a consolidated basis we experienced the following (decline) / growth in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended June 30,
	2023		2022

	% (Decline) Growth Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)(2)	(4)%	11%	(14)%	12%
Existing Buyer GMS	—%	89%	2%	88%

	Six Months Ended June 30,
	2023		2022

	% (Decline) Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)(2)	(6)%	11%	(15)%	12%
Existing Buyer GMS	(2)%	89%	4%	88%
(1)New buyer GMS represents the total GMS from each new buyer’s first purchase day in each of our marketplaces. It does not include GMS from each new buyer’s subsequent purchase days, if any, in the periods presented. A new buyer for a given marketplace is a buyer who has made a purchase for the first time in that marketplace.
(2)While new buyer GMS was down 4% and 6% year-over-year in the three and six months ended June 30, 2023, respectively, the number of Etsy marketplace new buyers we acquired in both the three and six months ended June 30, 2023 remains meaningfully elevated when compared to pre-pandemic levels.
There continues to be significant global macroeconomic and geopolitical uncertainty, which may impact the performance of our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating (income) expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition-related expenses; and asset impairment charges. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
During both the three and six months ended June 30, 2023, mobile GMS increased as a percentage of total GMS to approximately 68%, up from approximately 66% for both the three and six months ended June 30, 2022.
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
For both the three and six months ended June 30, 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%, compared to approximately 43% and 44% for the three and six months ended June 30, 2022, respectively. Additionally, we experienced the following growth / (decline) in GMS ex-U.S. domestic and non-U.S. domestic GMS on an as reported and currency-neutral basis for the periods presented below:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
GMS ex-U.S. Domestic	4%	4%	—%	—%	3%	(3)%
Non-U.S. Domestic GMS (1)	(7)%	(7)%	—%	(11)%	(7)%	(4)%
(1)Non-U.S. domestic GMS is GMS generated between a non-U.S. buyer and a non-U.S. seller in the same country. As noted above in “GMS,” beginning in the first quarter of 2023, Non-U.S. domestic GMS is calculated net of refunds.

The growth in as reported GMS ex-U.S. domestic for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 was primarily driven by growth in GMS from transactions between a non-U.S. buyer and a non-U.S. seller in different countries, and partially offset by a decline in non-U.S. domestic GMS. GMS ex-U.S. domestic remained flat for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily driven by a decline in non-U.S. domestic GMS, partially offset by growth in GMS from transactions between a non-U.S. buyer and a non-U.S. seller in different countries. Additionally, it was negatively impacted by unfavorable exchange rates.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS (decline) / growth for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2023	(0.6)%	(0.4)%	(0.2)%	(2.7)%	(1.5)%	(1.2)%
June 30, 2022	(0.4)%	2.6%	(3.0)%	1.6%	3.7%	(2.1)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Marketplace	$452,957	$439,549	$920,473	$867,240
Services	175,919	145,586	349,280	297,161
Total revenue	628,876	585,135	1,269,753	1,164,401
Cost of revenue	188,638	171,421	384,091	344,416
Gross profit	440,238	413,714	885,662	819,985
Operating expenses:
Marketing	165,870	164,068	337,184	318,348
Product development	121,988	102,095	237,912	191,571
General and administrative	86,661	74,990	166,648	153,190
Asset impairment charges	68,091	—	68,091	—
Total operating expenses	442,610	341,153	809,835	663,109
(Loss) income from operations	(2,372)	72,561	75,827	156,876
Other income, net	7,786	601	10,858	2,273
Income before income taxes	5,414	73,162	86,685	159,149
Benefit (provision) for income taxes	56,501	(39)	49,767	83
Net income	$61,915	$73,123	$136,452	$159,232

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Marketplace	72.0%	75.1%	72.5%	74.5%
Services	28.0	24.9	27.5	25.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	30.0	29.3	30.2	29.6
Gross profit	70.0	70.7	69.8	70.4
Operating expenses:
Marketing	26.4	28.0	26.6	27.3
Product development	19.4	17.4	18.7	16.5
General and administrative	13.8	12.8	13.1	13.2
Asset impairment charges	10.8	—	5.4	—
Total operating expenses	70.4	58.3	63.8	56.9
(Loss) income from operations	(0.4)	12.4	6.0	13.5
Other income, net	1.2	0.1	0.9	0.2
Income before income taxes	0.9	12.5	6.8	13.7
Benefit (provision) for income taxes	9.0	—	3.9	—
Net income	9.8%	12.5%	10.7%	13.7%

Comparison of Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$452,957	$439,549	$13,408	3.1%
Percentage of total revenue	72.0%	75.1%
Services	$175,919	$145,586	$30,333	20.8%
Percentage of total revenue	28.0%	24.9%
Total revenue	$628,876	$585,135	$43,741	7.5%
Revenue increased $43.7 million to $628.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, of which 72.0% consisted of Marketplace revenue and 28.0% consisted of Services revenue.
Marketplace revenue increased $13.4 million to $453.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This growth was primarily due to an increase in payments revenue, which increased 4.2%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for the three months ended June 30, 2023 compared to 92% for the three months ended June 30, 2022. Marketplace revenue also increased due to the impact of the increase to our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This impacted transaction fee revenue, which increased by 2.3% year-over-year.
Services revenue increased $30.3 million to $175.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The growth in Services revenue was primarily driven by an increase of 24.3% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads.
Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$188,638	$171,421	$17,217	10.0%
Percentage of total revenue	30.0%	29.3%
Cost of revenue increased $17.2 million to $188.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was partially driven by employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Additionally, cost of revenue increased due to an increase in costs of refunds made to buyers that we are not able to collect from sellers or are otherwise covered by us and an increase in cloud-related hosting and bandwidth costs.

Operating Expenses
Marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Marketing	$165,870	$164,068	$1,802	1.1%
Percentage of total revenue	26.4%	28.0%
Marketing expenses increased $1.8 million to $165.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Paid GMS was 20% of overall GMS for both the three months ended June 30, 2023 and 2022. We gained leverage as marketing expenses did not increase as fast as revenue.
Product development

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Product development	$121,988	$102,095	$19,893	19.5%
Percentage of total revenue	19.4%	17.4%
Product development expenses increased $19.9 million to $122.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and the issuance of equity awards as part of our compensation strategy.
General and administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$86,661	$74,990	$11,671	15.6%
Percentage of total revenue	13.8%	12.8%
General and administrative expenses increased $11.7 million to $86.7 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by the issuance of equity awards as part of our compensation strategy and an increase in average headcount.
Asset impairment charges

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Asset impairment charges	$68,091	$—	$68,091	NM
Percentage of total revenue	10.8%	—%
Asset impairment charges were $68.1 million in the three months ended June 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges in the three months ended June 30, 2022.

Other Income, net

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Other income, net	$7,786	$601	$7,185	1,195.5%
Percentage of total revenue	1.2%	0.1%
Other income, net increased $7.2 million to $7.8 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily driven by an increase in interest and other income primarily due to the increase in the federal funds rate.
Benefit (Provision) for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$56,501	$(39)	$56,540	(144,974.4)%
Percentage of total revenue	9.0%	—%
Our income tax benefit and provision for the three months ended June 30, 2023 and 2022 was $56.5 million and $0.0 million, respectively.
The primary drivers of our income tax benefit for the three months ended June 30, 2023 were a $54.0 million tax benefit related to Elo7 and the tax benefit of $15.0 million on the impairment charge of Elo7 assets, partially offset by tax expense on income before income taxes excluding the impairment charge.
The primary drivers of our income tax provision for the three months ended June 30, 2022 were tax expense on income before income taxes and state and local income taxes, partially offset by tax benefits from employee stock-based compensation of $3.3 million and a benefit related to research and development tax credits.

Comparison of Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$920,473	$867,240	$53,233	6.1%
Percentage of total revenue	72.5%	74.5%
Services	$349,280	$297,161	$52,119	17.5%
Percentage of total revenue	27.5%	25.5%
Total revenue	$1,269,753	$1,164,401	$105,352	9.0%
Revenue increased $105.4 million to $1.3 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, of which 72.5% consisted of Marketplace revenue and 27.5% consisted of Services revenue.
Marketplace revenue increased $53.2 million to $920.5 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This growth was substantially due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by volume of GMS which decreased for the six months ended June 30, 2023 compared to June 30, 2022, and was primarily driven by a decline in GMS for the Etsy marketplace. These drivers impacted transaction fee revenue, which increased by 9.1% year-over-year. Additionally, this growth was due to an increase in payments revenue, primarily driven by an increase in foreign currency payments, which we earn an additional transaction fee on, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Payments revenue increased 3.0% year-over-year. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for the six months ended June 30, 2023 compared to 92% for the six months ended June 30, 2022.
Services revenue increased $52.1 million to $349.3 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The growth in Services revenue was primarily driven by an increase of 20.9% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads.
Cost of Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$384,091	$344,416	$39,675	11.5%
Percentage of total revenue	30.2%	29.6%
Cost of revenue increased $39.7 million to $384.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was partially driven by employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount. Additionally, cost of revenue increased due to costs of refunds made to buyers that we are not able to collect from sellers or are otherwise covered by us and an increase in cloud-related hosting and bandwidth costs. These increases were partially offset by a decrease in amortization expense related to the acquired Reverb developed technology asset, which was fully amortized in the third quarter of 2022.

Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Marketing	$337,184	$318,348	$18,836	5.9%
Percentage of total revenue	26.6%	27.3%
Marketing expenses increased $18.8 million to $337.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased Etsy marketplace digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, due to an increase in marketing expenses related to the production of new creative for our Etsy marketplace TV ads in North America. Additionally, marketing expenses increased due to increased employee compensation-related expenses, including stock-based compensation. Paid GMS was 20% of overall GMS for the six months ended June 30, 2023 compared to 19% for the six months ended June 30, 2022. We gained leverage as marketing expenses did not increase as fast as revenue.
Product development

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Product development	$237,912	$191,571	$46,341	24.2%
Percentage of total revenue	18.7%	16.5%
Product development expenses increased $46.3 million to $237.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount and the issuance of equity awards as part of our compensation strategy.
General and administrative

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$166,648	$153,190	$13,458	8.8%
Percentage of total revenue	13.1%	13.2%
General and administrative expenses increased $13.5 million to $166.6 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by the issuance of equity awards as part of our compensation strategy and an increase in average headcount, partially offset by a decrease in Depop deferred consideration expense. General and administrative expenses also increased to a lesser extent due to an increase in bad debt expense partially related to the increase in overall revenue. These increases were partially offset by net favorable impacts of non-income tax items.

Asset impairment charges

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Asset impairment charges	$68,091	$—	$68,091	NM
Percentage of total revenue	5.4%	—%
Asset impairment charges were $68.1 million in the six months ended June 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges in the six months ended June 30, 2022.
Other Income, net

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Other income, net	$10,858	$2,273	$8,585	377.7%
Percentage of total revenue	0.9%	0.2%
Other income, net increased $8.6 million to $10.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily driven by an increase in interest and other income primarily due to the increase in the federal funds rate. This increase was partially offset by less favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances.
Benefit for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Benefit for income taxes	$49,767	$83	$49,684	59,860.2%
Percentage of total revenue	3.9%	—%
Our income tax benefit for the six months ended June 30, 2023 and 2022 was $49.8 million and $0.1 million, respectively.
The primary drivers of our income tax benefit for the six months ended June 30, 2023 were a $54.0 million tax benefit related to Elo7 and the tax benefit of $15.0M on the impairment charge of Elo7 assets, partially offset by tax expense on income before income taxes excluding the impairment charge.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Net income	$61,915	$73,123	$136,452	$159,232
Excluding:
Interest and other non-operating (income) expense, net	(5,934)	2,557	(11,623)	5,847
(Benefit) provision for income taxes	(56,501)	39	(49,767)	(83)
Depreciation and amortization	22,946	25,027	46,118	49,781
Stock-based compensation expense	77,281	64,357	145,964	113,628
Foreign exchange (gain) loss	(1,852)	(3,158)	765	(8,120)
Acquisition-related expenses	289	759	578	1,617
Asset impairment charges	68,091	—	68,091	—
Adjusted EBITDA	$166,235	$162,704	$336,578	$321,902
Divided by:
Revenue	$628,876	$585,135	$1,269,753	$1,164,401
Adjusted EBITDA margin	26.4%	27.8%	26.5%	27.6%

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.1 billion as of June 30, 2023. Additionally, we have $74.0 million in long-term investments that we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the six months ended June 30, 2023, we had positive operating cash flows of $191.9 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of June 30, 2023
(in thousands)
Cash and cash equivalents	$841,512
Short-term investments	235,263
Long-term investments	73,983
Total cash and cash equivalents, and short- and long-term investments	$1,150,758
Net working capital	$910,537
As of June 30, 2023, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of June 30, 2023, we had three outstanding series of convertible senior notes, which collectively had a net carrying value of $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended June 30, 2023, holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the third quarter of 2023.
While we had no outstanding borrowings under the 2023 Credit Agreement as of June 30, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of our corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement.
See Part I, Item 1, “Note 8—Debt” for more information on the Notes and the 2023 Credit Agreement.
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

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash provided by (used in):
Operating activities	$191,902	$185,298
Investing activities	(42,713)	(26,472)
Financing activities	(236,242)	(166,645)
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
Net cash provided by operating activities was $191.9 million in the six months ended June 30, 2023, primarily driven by cash net income of $340.2 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $148.3 million in cash, primarily driven by timing of payment of accrued expenses in the period.
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
Net cash used in investing activities was $42.7 million in the six months ended June 30, 2023. This was primarily attributable to net purchases of investments of $26.3 million, and to a lesser extent, $16.5 million in capital expenditures, including $12.6 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms.
Net cash used in investing activities was $26.5 million in the six months ended June 30, 2022. This was primarily attributable to $17.2 million in capital expenditures, including $11.6 million for website development and internal-use software, and net purchases of investments of $9.3 million.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, payments on finance lease obligations, and settlement of convertible senior notes.
Net cash used in financing activities was $236.2 million in the six months ended June 30, 2023. This was primarily attributable to stock repurchases of $187.0 million, and to a lesser extent, payment of tax obligations on vested equity awards of $49.3 million.
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
Impairment of Long-Lived Assets
Due to challenges Etsy has faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we concluded it was more likely than not that the long-lived assets of the Elo7 reporting unit were impaired at June 30, 2023. As a result, we performed impairment assessments of long-lived assets, including finite-lived intangible assets, as of June 30, 2023. There was a downward revision to the business forecasts made during the three months ended June 30, 2023, resulting in a reduction in the projected future cash-flows based on recent information and market assumptions, including lower revenue projections to reflect our best estimates at this time. Additionally, we determined that we will more likely than not use the Elo7 asset group, including its intangible assets, for a period of less than twelve months. Based on the results of analysis performed by us, we recorded non-cash impairment charges to the property and equipment and intangible assets of Elo7 in full for the quarter ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2023, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. Our growth may not be sustainable. While our revenue growth continued in 2022 and the first half of 2023, our GMS for the quarter ended June 30, 2023 declined as compared to the quarter ended June 30, 2022. Additionally, our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, increased consumer spending on travel and other discretionary items, global geopolitical uncertainties, supply-chain disruptions, and employment levels, among others (collectively, “Macroeconomic Conditions”).
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
If we do not continue to grow our business or manage our growth effectively, the increases in our cash operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate may decelerate for a number of reasons, including as a result of Macroeconomic Conditions and other factors described elsewhere in these Risk Factors. For further information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on prior periods as an indication of our future performance.
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
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. The COVID-19 pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity, due to the pressure on or shifts in consumer discretionary spending, increased seller fees, or otherwise, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave, or reduce their activity level on, our marketplaces. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business, financial performance, and growth could be harmed.
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
Similarly, we rely on sellers to be responsive to buyers and to fulfill orders from buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chain, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be damaged.
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
•the success of our marketing efforts;
•the success of our “House of Brands” strategy;

•disruptions or defects in our marketplaces, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platforms;
•the impact of competitive developments and our response to those developments;
•our ability to manage our business and future growth; and
•our ability to recruit and retain employees.
Our business may continue to be impacted by Macroeconomic Conditions, which may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
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
From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management’s estimates as of the date of release. On August 2, 2023, we provided guidance for the third quarter of 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macroeconomic Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that Macroeconomic Conditions or other factors will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

We track certain operational metrics with internal systems and tools or manual processes and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
We track certain operational metrics, including active buyers and active sellers, GMS, including mobile GMS, GMS ex-U.S. domestic, GMS from specific categories of goods or classes of buyers or sellers, and other information about our communities, with internal systems and tools or manual processes and these metrics are not independently verified by a third-party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data to evaluate and report on our opportunity. Our internal systems, tools and processes have a number of limitations, and our surveys or data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools, processes or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, breaches and security incidents. We regularly experience cyber incidents that may result in technology disruptions and/or security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Additionally, employees or service providers have and may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents, which could be expensive and time-consuming to correct. As we continue to grow our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
Although we have integrated a variety of access controls, recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures, which are designed to protect against, detect, and minimize security breaches, are exhaustive or will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. While we continue to invest in recovery systems, security and access controls, and assessments of our vendors’ security for us and our acquired subsidiaries, some of these systems and controls are not yet fully in place and, even when in place, have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
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
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence and machine learning systems, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for the Etsy Marketplace. A significant disruption of or interference with our use of Google Cloud would negatively impact our operations and seriously harm our business.
Google Cloud provides a distributed computing infrastructure as a service platform for the Etsy marketplace’s business operations. We have migrated the Etsy marketplace’s primary production environment and data centers to Google Cloud, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Reverb and Depop rely on Amazon Web Services for their primary production environment, and those marketplaces are thus subject to analogous risks.

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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations may evolve over time to require licensure in one or more of our core regions. Should one of our subsidiaries become licensed as a financial services provider in any jurisdiction, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
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
Global economic conditions have also generated pressure on consumer discretionary spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on customer demand as a result. For example, the U.S. Federal Reserve System raised interest rates several times during 2022 and 2023 in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended June 30, 2023, approximately 71% of our GMS was denominated in U.S. dollars.
Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as natural disasters and other adverse weather and climate conditions, public health crises, supply chain disruptions, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, or the operations of one or more of our third-party service providers. These events may also impact buyer demand for discretionary goods, impact sellers’ ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.
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
•uncertainties around the continuing impact on operations of supply chain disruptions and geopolitical events such as natural disasters, pandemics, terrorism, and acts of war;
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
Our ability to attract, retain, and motivate a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and motivate our employees, who share our dedication to our communities and our mission to “Keep Commerce Human.” We cannot guarantee we will continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly in the uncertainty of the current macroeconomic environment. We may not meet our impact goal of building a diverse and inclusive workforce that is broadly representative of our communities.
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
We do not currently have any outstanding borrowings under our credit facility. While the indentures governing our outstanding convertible notes do not include material restrictions on our ability to pursue our business strategy, our credit facility requires us to comply with, and future debt instruments may require us to comply with, various covenants that limit our ability to take actions such as: disposing of assets; completing mergers or acquisitions; incurring additional indebtedness; encumbering our properties or assets; paying dividends, making other distributions or repurchasing our common stock; making specified investments; and engaging in transactions with our affiliates.
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
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors. We compete for sellers with marketplaces, retailers, social media commerce, and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on the Etsy or other “House of Brands” marketplaces, a seller can list her goods with online retailers, such as Amazon, eBay, Google, or Alibaba, or sell her goods through local consignment and vintage stores, as well as other venues or marketplaces, or through commerce channels on social networks including Facebook, Instagram, and TikTok. She may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise.

We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels, such as BigCommerce, Wix, and Shopify. Additionally, Reverb offers integrations with these and other companies to help sellers integrate their inventory across channels and otherwise power their businesses. Changes in the terms of those companies could make it more difficult or expensive for sellers to sell on Reverb.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value, awareness, and perception of our brands;
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
We are focused on growing our business both inside and outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. For example, in light of challenges we faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we recently decided to sell our interest in Elo7. In addition, operating outside of the United States also requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets.
Our ability to grow our international operations may also be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and may be dependent on national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, our international growth strategy may be adversely affected by geopolitical events or public health crises like the COVID-19 pandemic that result in closures, delayed or terminated delivery services, or movement restrictions outside the United States.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of a strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, non-U.K. consumers may be less familiar with Depop than consumers in the United Kingdom, which may make it challenging to expand into new markets.
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
The closing of the proposed sale of Elo7 is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all.
On July 17, 2023, we entered into a quota purchase agreement to sell the parent holding company of Elo7 to Enjoei S.A. (the “Transaction”). The Transaction is subject to certain closing conditions, and is expected to close in the third quarter of 2023. However, we cannot assure you that the conditions to the closing of the Transaction will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Elo7, or such completion may be delayed beyond our expected timeline and could result in increased transaction costs, which could be materially higher than our estimates.
If the proposed sale of Elo7 is delayed or not completed for any reason, including due to inability to satisfy the closing conditions set forth in the quota purchase agreement or other conditions outside of our control, we could face negative publicity and possible litigation. In addition, we will have expended significant management resources in an effort to complete the transaction and incurred transaction costs. Any such delay or failure to complete the sale could also have a negative impact on our share price. Accordingly, if the proposed sale of Elo7 is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.

We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
In the quarter ended June 30, 2023, we recorded non-cash impairment charges of $68.1 million to write-off property and equipment and intangible assets in full for Elo7. In addition, in the quarter ended September 30, 2022, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write-off goodwill in full for Depop and Elo7, respectively.
Impairments have resulted from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, challenges applying our technological, marketing, and operational expertise to help scale the acquired brands’ marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. We review goodwill and other long-term assets quarterly to assess if indicators of impairment arise, including the deterioration of Macroeconomic Conditions, a rise in the risk-free long-term interest rates, or a decline in our results of operations. The result of such review may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring additional impairment charges for reporting units other than Depop and Elo7. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part I, Item 1, “Note 5—Asset Impairment Charges” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets.”
We may expand our business through additional acquisitions of other businesses or assets or strategic partnerships and investments, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such relationships may disrupt our business and divert management’s time and attention.
In addition, integrating an acquired business or technology is risky and may require significant time and attention from our management team and workforce. We continue to work on certain aspects of integrating Depop and Reverb into our “House of Brands.” Any acquisitions or partnerships may result in unforeseen operational difficulties and expenditures associated with:
•integrating new businesses and technologies into our infrastructure;
•clearing any required regulatory review that may be complex, costly, time-consuming, or place additional requirements on the business;
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
If our “House of Brands” strategy is unsuccessful, or we fail to realize the expected benefits of our acquisitions, our business, growth and/or results of operations could be adversely affected.

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
Our digital marketing efforts currently include, among others, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they undertake actions inconsistent with our brands and values.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party, including similar policies at our other “House of Brands” marketplaces. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally-sanctioned jurisdictions, hateful content, and items that promote or glorify violence.

We enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Similarly, the tools and processes in place at the other marketplaces that make up our “House of Brands” portfolio are not as sophisticated or mature as those used by the Etsy marketplace. Shortcomings and errors in our ability to enforce our policies across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
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
Additionally, there can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with recently enacted regulatory requirements in the European Union and any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and has continued to do so in 2023 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended June 30, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes, are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the third quarter of 2023. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 8—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at the other marketplaces that make up our “House of Brands” are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative and regulatory proposals and pending litigation in both the United States and European Union that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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
We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
In addition to intellectual property claims, we are regularly involved in other litigation, arbitration, disputes, and regulatory matters, including those related to consumer protection, product liability, security and privacy, or commercial matters, either individually or, where available, on a class-action basis. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, underwriters and other third-parties. Any lawsuit or legal action to which we are a party, with or without merit, may result in an unfavorable judgment or settlement, substantial monetary payments or fines, adverse changes to our offerings or business practices, reputational harm, and other consequences. We have in the past settled lawsuits, regulatory actions, and other disputes and may decide in the future to settle such actions, even if non-meritorious. In addition, defending claims is costly and can impose a significant burden on our management.
We manage and mitigate certain legal risks through our House Rules, policies, and other terms of use, including through the use of individual arbitration, limitations of liability, venue selection, choice-of-law, and indemnification requirements. These requirements may be subject to differing interpretations, risks, and legal frameworks in different U.S. federal, state, and foreign courts, and may not be enforceable in some jurisdictions. If certain of our House Rules, policies, and other terms are not enforceable in particular jurisdictions or disputes, we could experience increased costs and expenses, litigation in multiple jurisdictions, inconsistent decisions, and/or forum shopping by third parties seeking jurisdictions amenable to their claims.
Lawsuits, enforcement actions, and other legal proceedings brought against us have resulted in settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably probable, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten,” and increased data portability, access, and redress rights for E.U. data subjects, security and accountability obligations, (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the

U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018), we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA, and other recent and/or proposed state privacy laws, include requirements regarding the handling of personal information of consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale and other uses of their personal information. Certain states provide a private right of action and statutory damages for data breaches.
Aspects of certain newly enacted state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, E.U., or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Etsy relies on a variety of compliance methods to transfer personal data of EEA individuals to the United States, including but not limited to Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. The European Commission recently adopted an adequacy decision for the E.U.-U.S. Data Privacy Framework, a replacement to the E.U.-U.S. Privacy Shield; however, this Data Privacy Framework remains subject to legal challenge. Similarly, U.K.-based data exporters are required to use the International Data Transfer Agreement, (“IDTA”) and the International Data Transfer Addendum to the European Commission’s Standard Contractual Clauses (“U.K. Addendum”) as mechanisms to comply with the U.K. GDPR when making restricted international transfers of personal data of U.K. data subjects. To the extent Etsy relies on SCCs, the IDTA or the U.K. Addendum, we may be required to incur additional costs and take additional steps to legitimize certain cross-border data transfers from the EEA, including new contractual arrangements or transfer impact assessments under the updated requirements to avoid limitations on Etsy’s ability to process EEA data in countries outside of the EEA.
Continuing changes to the rules related to cross-border transfers may impede Etsy and our subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. In particular, certain European Commission guidance and updates to the SCCs, IDTA or U.K. Addendum may impose additional obligations on companies seeking to rely on such compliance methods and may require significant expense and resources associated with compliance. Additionally, certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s and U.K. GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platforms because of the potential difficulty of establishing a lawful basis for personal information transfers out of Europe.

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
Our sellers and vendors may have been and may now and in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber incident or security breach could lead to claims by members of our communities, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, product liability, marketing, consumer protection, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as the U.S. INFORM Consumers Act (the “INFORM Act”) and the E.U. Digital Services Act (“DSA”), and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules worldwide against Etsy or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past and may continue to seek to censor content available on our platforms (including at times lawful content), and/or to block access to our platforms.
We strive to comply over time with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not be able to fully or timely comply in the future, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit or discontinue our services in particular jurisdictions, which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could also result in liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification, and other remedies to limit these liabilities may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. Upcoming and proposed regulations may require marketplaces like ours to comply with specific obligations, beyond what marketplaces have traditionally been required to do, to avoid liability. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
Our operations in Latin America and India may expose us to additional risks.
We recently opened offices in Mexico and India, and acquired Elo7, which operates principally in Brazil, in 2021. Each of these jurisdictions has a legal framework, regulatory environment, and culture that differs materially from those of North America and Europe where our operations have historically been located. Our investments in Latin America and India may expose us to additional risks and may ultimately prove to be unsuccessful. For example, in light of challenges we faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we recently decided to sell our interest in Elo7. If we are unable to manage the risks of operating in Latin America and India, it could adversely affect our business, financial performance, and growth.

Increased regulation of technology companies, even if focused on large, widely adopted platforms, may nevertheless impact smaller platforms and small businesses, including us and our sellers.
We believe that it is, and that it should continue to be, relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship. However, as the technology space is increasingly subject to regulation, there is a risk that legislation, and regulatory or competition inquiries, even if focused on large, widely adopted platforms, may impede smaller platforms and small businesses, including us and our sellers.
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, the DSA, and proposed changes to the General Product Safety Directive and Product Liability Directive, may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Bill, which continues through Parliament, may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional efforts to require platforms to vet and police sellers, and restrict the scope of the intermediary liability protections available to online platforms for third-party user content. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
We also operate under an increasing number of regulatory regimes which, if certain statutory requirements are met, may protect us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation laws, competition and marketplace platform regulation, hate speech laws, and general commerce regulation. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. For example, upcoming regulations may impose significant verification, certification, assessments, or additional compliance obligations on both us and our sellers. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
We may be subject to intellectual property claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We regularly receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties have from time to time claimed or may in the future claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their alleged intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third- party’s rights in one or more jurisdictions where we do business. We have been and might in the future be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our services and may be unable to compete effectively. Any of these results could harm our business.
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
For example, between January 1, 2022 and July 28, 2023, our common stock’s daily closing price on Nasdaq has ranged from a low of $69.00 to a high of $209.93. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
•announcements by us or our competitors of mergers, acquisitions, or divestitures, or rumors of such transactions involving us or our competitors;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes, are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the third quarter of 2023. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 8—Debt” for more information on the Notes.
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
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. In May 2022, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $600 million of our common stock, of which approximately $114 million remained available as of June 30, 2023. On June 14, 2023, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock. There can be no assurance that any repurchases pursuant to our stock repurchase programs will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, imposes an excise tax of 1% on certain of our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During the three months ended June 30, 2023, we issued 6,018 shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
April 1 - 30	81,640	$109.63	81,640	$144,281
May 1 - 31	—	—	—	144,281
June 1 - 30	329,781	90.69	329,781	1,114,369
Total	411,421		411,421	1,114,369
(1)The total number of shares purchased does not include shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions and excise tax. As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of stockholders’ (deficit) equity.
(3)Effective May 3, 2022, our Board approved a stock repurchase program that authorizes the repurchase of up to $600 million of our common stock (the “May 2022 Stock Repurchase Program”). The table also reflects the authorization, effective June 14, 2023, of a new stock repurchase program that authorizes up to an additional $1 billion of our common stock (the “June 2023 Stock Repurchase Program”). No common stock was repurchased under the June 2023 Stock Repurchase Program in the second quarter of 2023. These stock repurchase programs have no expiration date.
(4)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption or Termination of Insider Trading Arrangements.
On May 5, 2023, Merilee Buckley, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act under which an aggregate of up to 23,874 shares of Etsy common stock held by Ms. Buckley, excluding shares withheld to satisfy tax withholding obligations and including up to 15,818 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares under the plan are sold and August 1, 2024.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Independent Contractor Agreement between Etsy, Inc. and Michael Fisher, dated May 2, 2023					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X
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

ETSY, INC.
Date: August 2, 2023	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)