Form 10-Q
period 2023-09-30
ETSY INC
filed 2023-11-02
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of October 27, 2023 was 119,746,254.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
13		Notes to Condensed Consolidated Financial Statements
26	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
42	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
42	Item 4.	Controls and Procedures

Part II - Other Information
43	Item 1.	Legal Proceedings
43	Item 1A.	Risk Factors
73	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
73	Item 3.	Defaults Upon Senior Securities
73	Item 4.	Mine Safety Disclosures
73	Item 5.	Other Information
75	Item 6.	Exhibits
76		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, marketing and product initiatives, and investments and other levers of growth on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; the strength of our capital structure and our ability to meet our cash operating requirements and react to changing macroeconomic conditions; our ability to attract, engage, retain, reactivate, and grow buyers and sellers; our investments in technology infrastructure, product development, marketing, trust and safety, member support, sellers’ tools and education and the potential benefits thereof; and the impact of global macroeconomic and geopolitical uncertainty on consumer discretionary product spending; and an increasingly competitive retail environment. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•Our operations in Mexico and India may expose us to additional risks.
•We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our marketplaces and/or how our business operates.
•We may be subject to intellectual property or other claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$741,958	$921,278
Short-term investments	234,930	250,413
Accounts receivable, net of expected credit losses of $10,147 and $8,303 as of September 30, 2023 and December 31, 2022, respectively	19,410	27,888
Prepaid and other current assets	125,605	80,203
Funds receivable and seller accounts	221,958	233,961
Total current assets	1,343,861	1,513,743
Restricted cash	—	5,341
Property and equipment, net of accumulated depreciation and amortization of $230,000 and $204,189 as of September 30, 2023 and December 31, 2022, respectively	245,806	249,744
Goodwill	137,461	137,724
Intangible assets, net of accumulated amortization of $113,638 and $92,179 as of September 30, 2023 and December 31, 2022, respectively	452,881	535,406
Deferred tax assets	146,380	121,506
Long-term investments	76,600	29,137
Other assets	46,208	42,360
Total assets	$2,449,197	$2,634,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,150	$28,757
Accrued expenses	271,973	331,234
Finance lease obligations—current	5,221	4,731
Funds payable and amounts due to sellers	221,958	233,961
Deferred revenue	14,984	14,008
Other current liabilities	20,531	19,064
Total current liabilities	548,817	631,755
Finance lease obligations—net of current portion	101,114	105,699
Deferred tax liabilities	25,496	44,735
Long-term debt, net	2,282,751	2,279,640
Other liabilities	113,547	120,406
Total liabilities	3,071,725	3,182,235
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 119,662,608 and 125,054,278 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	120	125
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of September 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	1,028,335	815,085
Accumulated deficit	(1,347,230)	(1,048,267)
Accumulated other comprehensive loss	(303,753)	(314,217)
Total stockholders' deficit	(622,528)	(547,274)
Total liabilities and stockholders' deficit	$2,449,197	$2,634,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$636,302	$594,469	$1,906,055	$1,758,870
Cost of revenue	188,827	174,401	572,918	518,817
Gross profit	447,475	420,068	1,333,137	1,240,053
Operating expenses:
Marketing	160,936	147,242	498,120	465,590
Product development	113,932	108,040	351,844	299,611
General and administrative	84,051	74,544	250,699	227,734
Asset impairment charges	—	1,045,022	68,091	1,045,022
Total operating expenses	358,919	1,374,848	1,168,754	2,037,957
Income (loss) from operations	88,556	(954,780)	164,383	(797,904)
Other income, net	8,411	5,763	19,269	8,036
Income (loss) before income taxes	96,967	(949,017)	183,652	(789,868)
(Provision) benefit for income taxes	(9,117)	(14,051)	40,650	(13,968)
Net income (loss)	$87,850	$(963,068)	$224,302	$(803,836)
Net income (loss) per share attributable to common stockholders:
Basic	$0.72	$(7.62)	$1.82	$(6.33)
Diluted	$0.64	$(7.62)	$1.62	$(6.33)
Weighted-average common shares outstanding:
Basic	121,807,908	126,349,250	123,341,417	126,985,731
Diluted	138,890,567	126,349,250	141,046,041	126,985,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$87,850	$(963,068)	$224,302	$(803,836)
Other comprehensive (loss) income:
Cumulative translation adjustment	(17,516)	(135,493)	9,663	(295,792)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $130, $(68), $260, and $(644), respectively	387	(239)	801	(2,052)
Total other comprehensive (loss) income	(17,129)	(135,732)	10,464	(297,844)
Comprehensive income (loss)	$70,721	$(1,098,800)	$234,766	$(1,101,680)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2023	123,249,136	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)
Stock-based compensation (1)	27,309	—	76,370	—	—	76,370
Exercise of vested options	149,670	—	2,693	—	—	2,693
Vesting of restricted stock units, net of shares withheld	151,772	—	(8,466)	—	—	(8,466)
Stock repurchase	(3,915,279)	(3)	—	(299,668)	—	(299,671)
Other comprehensive loss	—	—	—	—	(17,129)	(17,129)
Net income	—	—	—	87,850	—	87,850
Balance as of September 30, 2023	119,662,608	$120	$1,028,335	$(1,347,230)	$(303,753)	$(622,528)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054,278	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	45,680	—	228,148	—	—	228,148
Exercise of vested options	482,482	—	8,448	—	—	8,448
Settlement of capped call	(1,194,006)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	278	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	805,747	1	(57,569)	—	—	(57,568)
Stock repurchase	(5,531,851)	(5)	—	(489,042)	—	(489,047)
Other comprehensive income	—	—	—	—	10,464	10,464
Net income	—	—	—	224,302	—	224,302
Balance as of September 30, 2023	119,662,608	$120	$1,028,335	$(1,347,230)	$(303,753)	$(622,528)
(1) Includes the partial payments of Depop deferred consideration. See “Note 12—Stock-Based Compensation” for additional information.

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
(1) Includes the partial payments of Depop deferred consideration. See “Note 12—Stock-Based Compensation” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$224,302	$(803,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	216,082	166,533
Depreciation and amortization expense	68,290	73,908
Provision for expected credit losses	14,390	7,621
Foreign exchange gain	(4,113)	(17,585)
Deferred benefit for income taxes	(45,255)	(25,955)
Loss on sale of business	2,630	—
Asset impairment charges	68,091	1,045,022
Other non-cash expense, net	327	6,519
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	(39,578)	11,418
Non-current assets	(3,964)	6,420
Current liabilities	(87,852)	(88,831)
Non-current liabilities	(2,942)	10,628
Net cash provided by operating activities	410,408	391,862
Cash flows from investing activities
Cash paid for intangible assets	(12)	(6,400)
Purchases of property and equipment	(7,740)	(8,351)
Development of internal-use software	(19,594)	(16,912)
Purchases of investments	(288,226)	(205,841)
Sales and maturities of investments	261,589	207,568
Net cash used in investing activities	(53,983)	(29,936)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(58,008)	(48,018)
Repurchase of stock	(483,987)	(275,308)
Proceeds from exercise of stock options	8,448	8,212
Payment of debt issuance costs	(2,215)	(25)
Settlement of convertible senior notes	(90)	(33)
Payments on finance lease obligations	(4,723)	(4,755)
Other financing, net	(259)	(2,483)
Net cash used in financing activities	(540,834)	(322,410)
Effect of exchange rate changes on cash	(252)	(29,722)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(184,661)	9,794
Cash, cash equivalents, and restricted cash at beginning of period	926,619	785,537
Cash, cash equivalents, and restricted cash at end of period	$741,958	$795,331

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$29,598	$25,071
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$16,479	$7,806
Lease assets obtained in exchange for new lease liabilities	$7,751	$236
Excise tax payable	$5,060	$—
Deferred consideration (1)	$4,611	$17,197
(1) See “Note 12—Stock-Based Compensation” for additional information on the settlement of deferred consideration related to the Depop acquisition.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2023	2022
Beginning balance:
Cash and cash equivalents	$921,278	$780,196
Restricted cash	5,341	5,341
Total cash, cash equivalents, and restricted cash	$926,619	$785,537

Ending balance:
Cash and cash equivalents	$741,958	$789,990
Restricted cash	—	5,341
Total cash, cash equivalents, and restricted cash	$741,958	$795,331
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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 10, 2023, Etsy closed the previously announced sale of the parent holding company of Elo7 Serviços de Informática (“Elo7”), the Company’s Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s Consolidated Financial Statements until August 10, 2023. See “Note 6—Sale of Business ” for more information.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, developed technology, and goodwill as part of purchase price allocations for business combinations; valuation of goodwill; and leases. As of September 30, 2023, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Interim Impairment Evaluation
During the quarter ended June 30, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that its goodwill, finite-lived intangible assets, and other long-lived assets were impaired (a “triggering event”). Given the macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, the Company revised its business forecasts for Elo7 downwards. The Company concluded a triggering event had occurred for the Elo7 reporting unit, and conducted an impairment test of its finite-lived intangible assets and other long-lived assets as of June 30, 2023. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group, including its intangible assets, for a period of less than twelve months. Based on this assessment, the Company concluded that the book value of the finite-lived intangible assets and other long-lived assets for the Elo7 reporting units were fully impaired. The Company recognized impairment charges of $68.1 million for the Elo7 reporting unit as a result of this quantitative assessment during the three months ended June 30, 2023. See “Note 5—Asset Impairment Charges” for further details.
The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 6—Sale of Business” for further details.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketplace revenue	$460,922	$443,489	$1,381,395	$1,310,729
Services revenue	175,380	150,980	524,660	448,141
Revenue	$636,302	$594,469	$1,906,055	$1,758,870
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2023 that was included in the deferred balance at January 1, 2023 was $14.0 million.

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
For the nine months ended September 30, 2023, the Company’s effective income tax rate was (22.1)% representing an income tax benefit recorded on net income before tax. The effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to the impact from a $56.1 million tax benefit related to Elo7, foreign operations taxed at a lower rate, and a benefit related to a research and development tax credit, partially offset by a valuation allowance recorded against tax attributes in a foreign jurisdiction and state income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $11.3 million in the nine months ended September 30, 2023, from $35.2 million as of December 31, 2022 to $46.5 million as of September 30, 2023. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $45.2 million as of September 30, 2023. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $7.8 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$87,850	$(963,068)	$224,302	$(803,836)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,583	—	4,750	—
Net income (loss) attributable to common stockholders—diluted	$89,433	$(963,068)	$229,052	$(803,836)

Denominator:
Weighted-average common shares outstanding—basic	121,807,908	126,349,250	123,341,417	126,985,731
Dilutive effect of assumed conversion of options to purchase common stock	2,053,781	—	2,328,388	—
Dilutive effect of assumed conversion of restricted stock units	314,798	—	661,887	—
Dilutive effect of assumed conversion of convertible senior notes (1)	14,714,080	—	14,714,349	—
Weighted-average common shares outstanding—diluted	138,890,567	126,349,250	141,046,041	126,985,731

Net income (loss) per share attributable to common stockholders—basic	$0.72	$(7.62)	$1.82	$(6.33)
Net income (loss) per share attributable to common stockholders—diluted	$0.64	$(7.62)	$1.62	$(6.33)
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three months ended September 30, 2023. The Notes and the 0% Convertible Senior Notes due 2023 (the “2018 Notes”) were dilutive for the nine months ended September 30, 2023 and anti-dilutive for the three and nine months ended September 30, 2022. During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal to the holders of the 2018 Notes. See “Note 9—Debt” for additional information. As a result, the 2018 Notes were not included in the calculation of net income per share for the three months ended September 30, 2023.
The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	197,999	2,999,502	177,848	3,197,330
Restricted stock units	6,665,687	6,021,635	6,020,977	5,377,776
Convertible senior notes	—	14,715,893	—	14,716,800
Total anti-dilutive securities	6,863,686	23,737,030	6,198,825	23,291,906
Since the Company has reported net losses in the three and nine months ended September 30, 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Asset Impairment Charges
Asset impairment charges consisted of the following as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Property and equipment, net	$—	$—	$7,855	$—
Intangible assets, net	—	—	60,236	—
Goodwill	—	1,045,022	—	1,045,022
Total asset impairment charges	$—	$1,045,022	$68,091	$1,045,022
During the nine months ended September 30, 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. The asset impairment charges related to property and equipment primarily related to developed technology and the asset impairment charges related to intangible assets primarily related to trademark and customer relationships. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for more information.
During the three and nine months ended September 30, 2022, the Company recorded non-cash impairment charges of $897.9 million and $147.1 million to write off goodwill in full for the Depop and Elo7 reporting units, respectively. The Company did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the three and nine months ended September 30, 2022.
In the event there are adverse changes in the Company’s projected cash flows, changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and a lower terminal growth rate, the Company may be required to record additional non-cash impairment charges to its goodwill and other long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s consolidated statement of operations and balance sheet in the reporting period of the charge. The impairment assessments are most sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.
Note 6—Sale of Business
Due to challenges Etsy faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by a volatile macroeconomic environment and an increasingly competitive e-commerce market in Brazil, on August 10, 2023, Etsy closed the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil.
The Company recognized a net loss on the sale of Elo7 of $2.6 million, which includes a $7.5 million loss from the reclassification out of accumulated other comprehensive loss related to a cumulative translation adjustment. The net loss on the sale of Elo7 was recorded in other income, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

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
In the year ended December 31, 2022, the Company authorized the creation of an Impact Investment Fund through which the Company expects to deploy approximately $30 million to further the Company’s Impact strategy and goals. In the nine months ended September 30, 2023, the Company invested a portion of the Impact Investment Fund in three investments which are classified as long-term investments on its Consolidated Balance Sheet. The investment in a loan receivable is measured on an amortized cost basis and the investments in third-party managed funds are measured on the net assets value (“NAV”) basis. The Company uses NAV or its equivalent to measure the value of certain investments in alternative investment funds, debt funds, equity funds, and private equity funds, which may be redeemable in the near term or restricted from redemption in the near term, as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2023
Level 1
Money market funds	$210,286	$—	$—	$210,286	$210,207	$79	$—
U.S. Government securities	84,860	(598)	—	84,262	—	51,624	32,638
	295,146	(598)	—	294,548	210,207	51,703	32,638
Level 2
U.S. agency securities	25,553	(50)	—	25,503	—	25,503	—
Certificate of deposit	31,916	(11)	8	31,913	—	31,913	—
Commercial paper	71,696	(39)	1	71,658	3,971	67,687	—
Corporate bonds	86,735	(664)	15	86,086	—	58,124	27,962
	215,900	(764)	24	215,160	3,971	183,227	27,962
Level 3
Loans receivable - held for investment	3,000	—	—	3,000	—	—	3,000
	3,000	—	—	3,000	—	—	3,000
NAV
Third-party managed funds	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$527,046	$(1,362)	$24	$525,708	$214,178	$234,930	$76,600
December 31, 2022
Level 1
Money market funds (1)	$462,866	$—	$—	$462,866	$374,314	$76	$—
U.S. Government securities	64,968	(424)	4	64,548	2,995	61,553	—
	527,834	(424)	4	527,414	377,309	61,629	—
Level 2
U.S. agency securities	10,053	(1)	3	10,055	—	10,055	—
Certificate of deposit	40,915	(184)	7	40,738	5,471	35,267	—
Commercial paper	57,777	(101)	18	57,694	4,454	53,240	—
Corporate bonds	122,294	(1,729)	6	120,571	1,212	90,222	29,137
	231,039	(2,015)	34	229,058	11,137	188,784	29,137
	$758,873	$(2,439)	$38	$756,472	$388,446	$250,413	$29,137
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The table below shows the gross unrealized loss and fair value of the following investments in available-for-sale debt securities that are classified by the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	Gross Unrealized Holding Loss	Fair Value
September 30, 2023
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(274)	$46,057

12 months or longer in a continuous unrealized loss position
Corporate bonds	$(390)	$23,887

December 31, 2022
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(281)	$70,469
U.S. Government securities	(265)	51,075
	$(546)	$121,544
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(1,448)	$50,102
U.S. Government securities	(159)	7,442
	$(1,607)	$57,544
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

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$991,054	$758,800	$989,629	$863,300
2020 Notes	645,326	519,870	644,431	646,230
2019 Notes	646,371	662,625	645,536	998,361
2018 Notes	—	—	44	145
	$2,282,751	$1,941,295	$2,279,640	$2,508,036
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2023	As of December 31, 2022
Vendor accruals	$94,075	$127,791
Pass-through marketplace tax collection obligation	92,229	129,591
Employee compensation-related liabilities	68,425	63,718
Taxes payable	17,244	10,134
Total accrued expenses	$271,973	$331,234
Note 9—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2023
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$—	$2,299,887
Unamortized debt issuance costs	8,946	4,674	3,516	—	17,136
Net carrying value	$991,054	$645,326	$646,371	$—	$2,282,751

	As of December 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$44	$2,299,976
Unamortized debt issuance costs	10,371	5,569	4,396	—	20,336
Net carrying value	$989,629	$644,431	$645,536	$44	$2,279,640
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the fourth quarter of 2023.
During the first quarter of 2023, upon maturity of the 2018 Notes, the Company paid in cash the remaining outstanding principal of $44 thousand to the holders of the 2018 Notes.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of September 30, 2023.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2021 Notes	$1,100	$1,100	$3,300	$3,300
2020 Notes	502	502	1,505	1,505
2019 Notes	497	497	1,489	1,489
Total interest expense	$2,099	$2,099	$6,294	$6,294
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
While the Company had no outstanding borrowings under the 2023 Credit Agreement as of September 30, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of the Company’s corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement. As of September 30, 2023, the Company was in compliance with all financial covenants.
Note 10—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Stockholders’ Deficit
Effective May 3, 2022, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $600 million of its common stock (the “May 2022 Stock Repurchase Program”). All purchases under this program were completed in the third quarter of 2023.
Effective June 14, 2023, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $1 billion of its common stock (the “June 2023 Stock Repurchase Program”).
The June 2023 Stock Repurchase Program does not have a time limit and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
Under the June 2023 Stock Repurchase Program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above, excluding shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”) and the 1,194,006 shares received from the 2018 capped call transactions noted below (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$301,431
Repurchases of common stock for the three months ended:
March 31, 2023	1,205,151	$122.96	$148,199	(148,199)
June 30, 2023	411,421	94.44	38,863	(38,863)
New Authorization as of June 14, 2023	—	—	—	1,000,000
Repurchases of common stock for the three months ended:
September 30, 2023	3,915,279	75.84	297,009	(297,009)
Balance as of September 30, 2023	5,531,851	$87.49	$484,071	$817,360
(1) Average price paid per share excludes broker commissions and excise tax. Value of shares repurchased includes broker commissions.
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt. See “Note 9—Debt” for additional information. This receipt and subsequent retirement of shares was separate from the stock repurchase plan approved by the Board of Directors in May 2022.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Stock-Based Compensation
During the three and nine months ended September 30, 2023, the Company granted RSUs, including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”) and, pursuant to the evergreen increase provision of the 2015 Plan, 6,252,714 additional shares were added to the total number of shares available for issuance under the 2015 Plan effective as of January 2, 2023. At September 30, 2023, 56,644,564 shares were authorized under the 2015 Plan and 36,635,644 shares were available for future grant.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	6,393,786	$128.37
Granted	3,141,836	105.55
Vested	(1,345,482)	116.45
Forfeited/Canceled	(746,529)	137.78
Unvested at September 30, 2023	7,443,611	120.00
The total unrecognized compensation expense at September 30, 2023 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $716.2 million, which will be recognized over an estimated weighted-average amortization period of 2.71 years.
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
The total unrecognized compensation expense at September 30, 2023 related to the Company’s options was $7.0 million, which will be recognized over an estimated weighted-average amortization period of 1.33 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$8,105	$6,089	$23,522	$16,545
Marketing	5,763	5,083	17,132	14,552
Product development	37,842	34,106	112,771	88,656
General and administrative	18,408	7,627	62,657	46,780
Stock-based compensation expense	$70,118	$52,905	$216,082	$166,533

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

In addition to our core Etsy marketplace, our “House of Brands” includes Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, and Depop Limited (“Depop”), our fashion resale marketplace. On August 10, 2023, Etsy completed the previously announced sale of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. Each of our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all of our marketplaces to some extent. Our goal is that our marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
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
Third Quarter 2023 Key Metrics and Financial Highlights
As of September 30, 2023, our marketplaces connected 8.8 million active sellers and 97.3 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2023, sellers generated GMS of $3.0 billion and $9.2 billion, respectively, of which approximately 68% and 67%, respectively, came from purchases made on mobile devices. We are a global company and approximately 45% of our GMS in both the three and nine months ended September 30, 2023 came from transactions where either a seller or a buyer was located outside of the United States.
Total revenue was $636.3 million and $1.9 billion in the three and nine months ended September 30, 2023, respectively, driven by growth in both Services and Marketplace revenue. In the three and nine months ended September 30, 2023, we recorded net income of $87.9 million and $224.3 million, respectively. In the three and nine months ended September 30, 2023, we recorded non-GAAP Adjusted EBITDA of $182.2 million and $518.8 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $976.9 million as of September 30, 2023. As of September 30, 2023, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”). Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. For further details, refer to 2023 Credit Agreement below. In the nine months ended September 30, 2023, we had positive operating cash flows of $410.4 million.
Sale of Elo7
On August 10, 2023, we closed the previously announced sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil. We recognized a net loss on the sale of Elo7 of $2.6 million. Our condensed consolidated financial results and related disclosures for the three and nine months ended September 30, 2023 include the results of Elo7 until August 10, 2023.
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
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The financial results of Elo7 have been included in our consolidated financial results until August 10, 2023 (the date of sale). The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended September 30,		% Growth (Decline) Y/Y		Nine Months Ended September 30,		% (Decline) Growth Y/Y
	2023	2022			2023	2022

	(in thousands, except percentages)
GMS (1)	$3,039,930	$3,002,450	1.2%		$9,153,792	$9,284,614	(1.4)%
Revenue	$636,302	$594,469	7.0%		$1,906,055	$1,758,870	8.4%
Marketplace revenue	$460,922	$443,489	3.9%		$1,381,395	$1,310,729	5.4%
Services revenue	$175,380	$150,980	16.2%		$524,660	$448,141	17.1%
Gross profit	$447,475	$420,068	6.5%		$1,333,137	$1,240,053	7.5%
Operating expenses	$358,919	$1,374,848	(73.9)%		$1,168,754	$2,037,957	(42.7)%
Net income (loss)	$87,850	$(963,068)	109.1%		$224,302	$(803,836)	127.9%
Net income (loss) margin	13.8%	(162.0)%	17,580	bps	11.8%	(45.7)%	5,750	bps
Adjusted EBITDA (Non-GAAP)	$182,219	$167,761	8.6%		$518,797	$489,663	5.9%
Adjusted EBITDA margin (Non-GAAP)	28.6%	28.2%	40	bps	27.2%	27.8%	(60)	bps

Active sellers (2)	8,802	7,396	19.0%		8,802	7,396	19.0%
Active buyers (2)	97,343	94,149	3.4%		97,343	94,149	3.4%
Percent mobile GMS (3)	68%	67%	100	bps	67%	66%	100	bps
Percent GMS ex-U.S. Domestic (1)(3)	45%	43%	200	bps	45%	44%	100	bps
(1)Consolidated GMS for the three and nine months ended September 30, 2023 includes Etsy marketplace GMS of $2.7 billion and $8.0 billion, respectively. Percent GMS ex-U.S. domestic for the Etsy marketplace for both the three and nine months ended September 30, 2023 was 47%.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 6.7 million and 91.6 million, respectively, as of September 30, 2023. Consolidated active sellers and active buyers includes Elo7 marketplace active sellers and buyers of approximately 52 thousand and 1.5 million as Elo7 was included in our consolidated financial results until August 10, 2023 (the date of sale).
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

GMS increased $37.5 million to $3.0 billion in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in GMS between the three months ended September 30, 2023 and 2022 was primarily driven by increases in GMS for the Depop and Etsy marketplaces, partially offset by a decrease in GMS related to Elo7 due to the sale of the business in the third quarter of 2023. GMS decreased $130.8 million to $9.2 billion in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in GMS between the nine months ended September 30, 2023 and 2022 was primarily driven by a decrease in Etsy marketplace GMS in the first half of 2023, which continued to be impacted by headwinds impacting consumer discretionary product spending. On the Etsy marketplace we continued to see quarterly sequential trends stabilize in GMS per active buyer on a trailing twelve month basis, although the metric declined 6% year-over-year to $127 in the third quarter. In addition, active buyers on the Etsy marketplace reached a new all-time high of 91.6 million as of September 30, 2023, growing year-over-year for the third consecutive quarter.
On a consolidated basis we experienced the following (decline) / growth in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended September 30,
	2023		2022

	% (Decline) Growth Y/Y	% of GMS	% (Decline) Y/Y	% of GMS
New Buyer GMS (1)(2)	(3)%	11%	(10)%	11%
Existing Buyer GMS	2%	89%	(2)%	89%

	Nine Months Ended September 30,
	2023		2022

	% (Decline) Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)(2)	(5)%	11%	(14)%	12%
Existing Buyer GMS	(1)%	89%	2%	88%
(1)New buyer GMS represents the total GMS from each new buyer’s first purchase day in each of our marketplaces. It does not include GMS from each new buyer’s subsequent purchase days, if any, in the periods presented. A new buyer for a given marketplace is a buyer who has made a purchase for the first time in that marketplace.
(2)While new buyer GMS was down 3% and 5% year-over-year in the three and nine months ended September 30, 2023, respectively, the number of Etsy marketplace new buyers we acquired in both the three and nine months ended September 30, 2023 remains meaningfully elevated when compared to pre-pandemic levels.
We continue to see significant pressure on consumer discretionary product spending as a result of macroeconomic and geopolitical conditions as well as an increasingly competitive retail environment, which may impact the performance of our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) adjusted to exclude: interest and other non-operating (income) expense, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange gain; acquisition and divestiture related expenses; asset impairment charges; and loss on sale of business. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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
During both the three and nine months ended September 30, 2023, mobile GMS increased as a percentage of total GMS to approximately 68% and 67%, respectively, up from approximately 67% and 66% for the three and nine months ended September 30, 2022, respectively.
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
For both the three and nine months ended September 30, 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%, compared to approximately 43% and 44% for the three and nine months ended September 30, 2022, respectively. Additionally, we experienced the following growth / (decline) in GMS ex-U.S. domestic and non-U.S. domestic GMS on an as reported and currency-neutral basis for the periods presented below:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
GMS ex-U.S. Domestic	5%	4%	1%	2%	3%	(1)%
Non-U.S. Domestic GMS (1)	(4)%	(4)%	—%	(9)%	(6)%	(3)%
(1)Non-U.S. domestic GMS is GMS generated between a non-U.S. buyer and a non-U.S. seller in the same country. As noted above in “GMS,” beginning in the first quarter of 2023, Non-U.S. domestic GMS is calculated net of refunds.
The growth in as reported GMS ex-U.S. domestic for both the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022 was primarily driven by growth in GMS from transactions between a non-U.S. buyer and a non-U.S. seller in different countries, and, to a lesser extent, growth in GMS from transactions between a U.S. buyer and non-U.S. seller, partially offset by a decline in non-U.S. domestic GMS.

Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth / (decline) for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2023	1.2%	(0.1)%	1.3%	(1.4)%	(1.1)%	(0.3)%
September 30, 2022	(3.3)%	0.7%	(4.0)%	(0.1)%	2.7%	(2.8)%

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of line items as a percentage of revenue for those periods. Our results include the operations of Elo7 until August 10, 2023 (the date of sale). The period-to-period comparison of historical financial results is not necessarily indicative of future results. For more information regarding the components of our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations” in the Annual Report, which we incorporate by reference.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Marketplace	$460,922	$443,489	$1,381,395	$1,310,729
Services	175,380	150,980	524,660	448,141
Total revenue	636,302	594,469	1,906,055	1,758,870
Cost of revenue	188,827	174,401	572,918	518,817
Gross profit	447,475	420,068	1,333,137	1,240,053
Operating expenses:
Marketing	160,936	147,242	498,120	465,590
Product development	113,932	108,040	351,844	299,611
General and administrative	84,051	74,544	250,699	227,734
Asset impairment charges	—	1,045,022	68,091	1,045,022
Total operating expenses	358,919	1,374,848	1,168,754	2,037,957
Income (loss) from operations	88,556	(954,780)	164,383	(797,904)
Other income, net	8,411	5,763	19,269	8,036
Income (loss) before income taxes	96,967	(949,017)	183,652	(789,868)
(Provision) benefit for income taxes	(9,117)	(14,051)	40,650	(13,968)
Net income (loss)	$87,850	$(963,068)	$224,302	$(803,836)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Marketplace	72.4%	74.6%	72.5%	74.5%
Services	27.6	25.4	27.5	25.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	29.7	29.3	30.1	29.5
Gross profit	70.3	70.7	69.9	70.5
Operating expenses:
Marketing	25.3	24.8	26.1	26.5
Product development	17.9	18.2	18.5	17.0
General and administrative	13.2	12.5	13.2	12.9
Asset impairment charges	—	175.8	3.6	59.4
Total operating expenses	56.4	231.3	61.3	115.9
Income (loss) from operations	13.9	(160.6)	8.6	(45.4)
Other income, net	1.3	1.0	1.0	0.5
Income (loss) before income taxes	15.2	(159.6)	9.6	(44.9)
(Provision) benefit for income taxes	(1.4)	(2.4)	2.1	(0.8)
Net income (loss)	13.8%	(162.0)%	11.8%	(45.7)%

Comparison of Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$460,922	$443,489	$17,433	3.9%
Percentage of total revenue	72.4%	74.6%
Services	$175,380	$150,980	$24,400	16.2%
Percentage of total revenue	27.6%	25.4%
Total revenue	$636,302	$594,469	$41,833	7.0%
Revenue increased $41.8 million to $636.3 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, of which 72.4% consisted of Marketplace revenue and 27.6% consisted of Services revenue.
Marketplace revenue increased $17.4 million to $460.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This growth was primarily due to an increase in the volume of GMS, including a higher volume of GMS with higher payments fees, as well as offsite ads which generate a higher transaction fee. Within this increase in the volume of GMS, payments revenue increased 6.2% and transaction fee revenue increased 2.5% year-over-year. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for both the three months ended September 30, 2023 and 2022.
Services revenue increased $24.4 million to $175.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The growth in Services revenue was primarily driven by an increase of 18.3% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was due to higher click volume on Etsy Ads.
Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$188,827	$174,401	$14,426	8.3%
Percentage of total revenue	29.7%	29.3%
Cost of revenue increased $14.4 million to $188.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was partially driven by an increase in cloud-related hosting and bandwidth costs as well as costs of refunds made to buyers for orders that do not qualify for Etsy Purchase Protection that we are not able to collect from sellers. Additionally, cost of revenue increased due to an increase in employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace.

Operating Expenses
Marketing

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Marketing	$160,936	$147,242	$13,694	9.3%
Percentage of total revenue	25.3%	24.8%
Marketing expenses increased $13.7 million to $160.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased Etsy marketplace digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment. Paid GMS was 19% of overall GMS for the three months ended September 30, 2023 compared to 20% for the three months ended September 30, 2022.
Product development

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Product development	$113,932	$108,040	$5,892	5.5%
Percentage of total revenue	17.9%	18.2%
Product development expenses increased $5.9 million to $113.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace and the issuance of equity awards as part of our compensation strategy. We gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$84,051	$74,544	$9,507	12.8%
Percentage of total revenue	13.2%	12.5%
General and administrative expenses increased $9.5 million to $84.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation. This increase was mainly driven by the reversal of stock-based compensation related to previously issued financial performance-based restricted stock units in connection with the Depop and Elo7 goodwill impairments in the third quarter of 2022. Additionally, the increase is driven by the issuance of equity awards as part of our compensation strategy. These increases were partially offset by net favorable impacts of non-income tax items.
Asset impairment charges

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Asset impairment charges	$—	$1,045,022	$(1,045,022)	NM
Percentage of total revenue	—%	175.8%
Asset impairment charges for the three months ended September 30, 2022 related to the impairment of the goodwill of Depop and Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges for the three months ended September 30, 2023.

Other Income, net

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Other income, net	$8,411	$5,763	$2,648	45.9%
Percentage of total revenue	1.3%	1.0%
Other income, net increased $2.6 million to $8.4 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily driven by an increase in interest and other income primarily due to the increase in the federal funds rate, partially offset by a net loss on the sale of Elo7 in the third quarter of 2023.
(Provision) for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
(Provision) for income taxes	$(9,117)	$(14,051)	$4,934	(35.1)%
Percentage of total revenue	(1.4)%	(2.4)%
Our income tax provision for the three months ended September 30, 2023 and 2022 was $9.1 million and $14.1 million, respectively.
The primary drivers of our income tax provision for the three months ended September 30, 2023 were tax expense on income before income taxes and state and local income taxes, partially offset by a tax benefit related to research and development tax credits.
The primary drivers of our income tax provision for the three months ended September 30, 2022 were tax expense on loss before income taxes and state and local income taxes, partially offset by tax benefit related to research and development tax credits.

Comparison of Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,381,395	$1,310,729	$70,666	5.4%
Percentage of total revenue	72.5%	74.5%
Services	$524,660	$448,141	$76,519	17.1%
Percentage of total revenue	27.5%	25.5%
Total revenue	$1,906,055	$1,758,870	$147,185	8.4%
Revenue increased $147.2 million to $1.9 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, of which 72.5% consisted of Marketplace revenue and 27.5% consisted of Services revenue.
Marketplace revenue increased $70.7 million to $1.4 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This growth was primarily due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by volume of GMS which decreased for the nine months ended September 30, 2023 compared to September 30, 2022, and was primarily driven by a decline in GMS for the Etsy marketplace. These drivers impacted transaction fee revenue, which increased by 6.8% year-over-year. Additionally, this growth was due to an increase in payments revenue, primarily driven by an increase in foreign currency payments, which we earn an additional transaction fee on, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Payments revenue increased 4.1% year-over-year. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 93% for both the nine months ended September 30, 2023 and 2022.
Services revenue increased $76.5 million to $524.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The growth in Services revenue was primarily driven by an increase of 20.0% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$572,918	$518,817	$54,101	10.4%
Percentage of total revenue	30.1%	29.5%
Cost of revenue increased $54.1 million to $572.9 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was partially driven by employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace. Additionally, cost of revenue increased due to costs of refunds made to buyers for orders that do not qualify for Etsy Purchase Protection that we are not able to collect from sellers, an increase in cloud-related hosting and bandwidth costs, and, to a lesser extent, increases in payments processing fees, which vary with revenue. These increases were partially offset by a decrease in amortization expense related to the acquired Reverb developed technology asset, which was fully amortized in the third quarter of 2022.

Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Marketing	$498,120	$465,590	$32,530	7.0%
Percentage of total revenue	26.1%	26.5%
Marketing expenses increased $32.5 million to $498.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased Etsy marketplace digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, due to an increase in marketing expenses related to the production of new creative for our Etsy marketplace TV ads in North America in the first half of 2023. Additionally, marketing expenses increased to a lesser extent due to increased employee compensation-related expenses, including stock-based compensation. Paid GMS was 20% of overall GMS for the nine months ended September 30, 2023 compared to 19% for the nine months ended September 30, 2022. We gained leverage as marketing expenses did not increase as fast as revenue.
Product development

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Product development	$351,844	$299,611	$52,233	17.4%
Percentage of total revenue	18.5%	17.0%
Product development expenses increased $52.2 million to $351.8 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace and the issuance of equity awards as part of our compensation strategy. This increase is partially offset by a decrease in expenses for third-party contractors and consultants, a portion of which converted to employees in support of our product initiatives, and are included in the increase in average headcount.
General and administrative

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$250,699	$227,734	$22,965	10.1%
Percentage of total revenue	13.2%	12.9%
General and administrative expenses increased $23.0 million to $250.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation. This increase was mainly driven by the issuance of equity awards as part of our compensation strategy; the reversal of stock-based compensation related to previously issued financial performance-based restricted stock units in connection with the Depop and Elo7 goodwill impairments in the third quarter of 2022; and an increase in average headcount for the Etsy marketplace; partially offset by a decrease in Depop deferred consideration expense. General and administrative expenses also increased to a lesser extent due to an increase in bad debt expense, partially related to the increase in overall revenue. These increases were partially offset by net favorable impacts of non-income tax items.

Asset impairment charges

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Asset impairment charges	$68,091	$1,045,022	$(976,931)	(93.5)%
Percentage of total revenue	3.6%	59.4%
Asset impairment charges were $68.1 million in the nine months ended September 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. Asset impairment charges were $1.0 billion in the nine months ended September 30, 2022, related to the impairment of goodwill for Depop and Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information.
Other Income, net

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Other income, net	$19,269	$8,036	$11,233	139.8%
Percentage of total revenue	1.0%	0.5%
Other income, net increased $11.2 million to $19.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by an increase in interest and other income primarily due to the increase in the federal funds rate. This increase was partially offset by less favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances. The increase was also partially offset, to a lesser extent, by a net loss on the sale of Elo7 in the third quarter of 2023.
Benefit (Provision) for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$40,650	$(13,968)	$54,618	(391.0)%
Percentage of total revenue	2.1%	(0.8)%
Our income tax benefit and provision for the nine months ended September 30, 2023 and 2022 was $40.6 million and $14.0 million, respectively.
The primary drivers of our income tax benefit for the nine months ended September 30, 2023 were a $56.1 million tax benefit related to Elo7 and the tax benefit of $15.0 million on the impairment charge of Elo7 assets, partially offset by tax expense on income before income taxes excluding the impairment charge.
The primary drivers of our income tax provision for the nine months ended September 30, 2022 were tax expense on loss before income taxes and state and local income taxes, partially offset by tax benefits from employee stock-based compensation of $13.7 million and a benefit related to research and development tax credits.

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Net income (loss)	$87,850	$(963,068)	$224,302	$(803,836)
Excluding:
Interest and other non-operating (income) expense, net	(5,430)	230	(17,053)	6,077
Provision (benefit) for income taxes	9,117	14,051	(40,650)	13,968
Depreciation and amortization	22,172	24,127	68,290	73,908
Stock-based compensation expense	70,118	52,905	216,082	166,533
Foreign exchange gain	(5,611)	(5,993)	(4,846)	(14,113)
Acquisition and divestiture related expenses	1,373	487	1,951	2,104
Asset impairment charges	—	1,045,022	68,091	1,045,022
Loss on sale of business	2,630	—	2,630	—
Adjusted EBITDA	$182,219	$167,761	$518,797	$489,663
Divided by:
Revenue	$636,302	$594,469	$1,906,055	$1,758,870
Adjusted EBITDA margin	28.6%	28.2%	27.2%	27.8%

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $976.9 million as of September 30, 2023. Additionally, we have $76.6 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the nine months ended September 30, 2023, we had positive operating cash flows of $410.4 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the date indicated:

As of September 30, 2023
(in thousands)
Cash and cash equivalents	$741,958
Short-term investments	234,930
Long-term investments	76,600
Total cash and cash equivalents, and short- and long-term investments	$1,053,488
Net working capital	$795,044
As of September 30, 2023, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
As of September 30, 2023, we had three outstanding series of convertible senior notes, which collectively had a net carrying value of $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended September 30, 2023, holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the fourth quarter of 2023.
While we had no outstanding borrowings under the 2023 Credit Agreement as of September 30, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of our corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement.
See Part I, Item 1, “Note 9—Debt” for more information on the Notes and the 2023 Credit Agreement.
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

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash provided by (used in):
Operating activities	$410,408	$391,862
Investing activities	(53,983)	(29,936)
Financing activities	(540,834)	(322,410)
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
Net cash provided by operating activities was $410.4 million in the nine months ended September 30, 2023, primarily driven by cash net income of $544.7 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $134.3 million in cash, primarily driven by timing of payment of accrued expenses and prepaid expenses and other current assets in the period.
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
Net cash used in investing activities was $54.0 million in the nine months ended September 30, 2023. This was primarily attributable to $27.3 million in capital expenditures, including $19.6 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms, and net purchases of investments of $26.6 million.
Net cash used in investing activities was $29.9 million in the nine months ended September 30, 2022. This was primarily attributable to $25.3 million in capital expenditures, including $16.9 million for website development and internal-use software. This was partially offset by net sales and maturities of investments of $1.7 million.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock, payment of tax obligations on vested equity awards, proceeds from exercise of stock options, payments of debt issuance costs, payments on finance lease obligations, and settlement of convertible senior notes.
Net cash used in financing activities was $540.8 million in the nine months ended September 30, 2023. This was primarily attributable to stock repurchases of $484.0 million, and to a lesser extent, payment of tax obligations on vested equity awards of $58.0 million.
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
Impairment of Long-Lived Assets
Due to challenges Etsy has faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we concluded it was more likely than not that the long-lived assets of the Elo7 reporting unit were impaired at June 30, 2023. As a result, we performed impairment assessments of long-lived assets, including finite-lived intangible assets, as of June 30, 2023. There was a downward revision to the business forecasts made during the three months ended June 30, 2023, resulting in a reduction in the projected future cash-flows based on recent information and market assumptions, including lower revenue projections to reflect our best estimates at this time. Additionally, we determined that we will more likely than not use the Elo7 asset group, including its intangible assets, for a period of less than twelve months. Based on the results of analysis performed by us, we recorded non-cash impairment charges to the property and equipment and intangible assets of Elo7 in full for the quarter ended June 30, 2023. In the third quarter of 2023 we completed the sale of Elo7.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2023, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. Our growth may not be sustainable. While our revenue growth continued in 2022 and the first nine months of 2023, our GMS for the nine months ended September 30, 2023 declined slightly as compared to the nine months ended September 30, 2022. Additionally, our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, global geopolitical uncertainties, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others (collectively, “Macroeconomic Conditions”).
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
If we do not continue to grow our business or manage our growth effectively, the increases in our cash operating expenses could outpace any increases in our revenue and our business could be harmed. In addition, our revenue may decline and our revenue growth rate has and may continue to decelerate for a number of reasons, including as a result of Macroeconomic Conditions and other factors described elsewhere in these Risk Factors. For further information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on prior periods as an indication of our future performance.
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
Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences and available discretionary spending, which can and do change quickly and may differ across generations, genders, and cultures. If demand for the goods that our sellers offer declines, or if demand for goods falls and is not replaced by demand in new or different categories, we may not be able to attract and retain buyers and our business could be harmed. Further, a shift in trends away from unique or vintage goods, socially-conscious consumerism, second-hand fashion, or specialty items such as musical instruments, could also make it more difficult to attract new buyers and sellers. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.
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
Similarly, we rely on sellers to be responsive to buyers and to fulfill orders from buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chains, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, or political unrest. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be damaged.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
As our marketplaces grow, our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. We take action against sellers who we are aware may have violated our policies, and in recent periods the volume of enforcement actions against sellers for such violations has increased. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations, these processes are by their nature imperfect in a dynamic marketplace, and include risk to us, our sellers, and our buyers from both under-enforcement and over-enforcement.
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
•adverse economic and market conditions, including declines in consumer discretionary product spending, currency fluctuations, rapidly rising inflation, supply gluts or shortages, and adverse global events;
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
From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management’s estimates as of the date of release. On November 1, 2023, we provided guidance for the fourth quarter of 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macroeconomic Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary product spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that Macroeconomic Conditions or other factors will have on all aspects of our business or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances described elsewhere in these Risk Factors could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
In addition, the success of our marketplaces has at times and could in the future also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
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
Global economic conditions have also generated pressure on consumer discretionary spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; global geopolitical uncertainties; reductions in net worth, declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on customer demand as a result. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in response to concerns about inflation in the United States, and additional rate hikes may be adopted in the future. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended September 30, 2023, approximately 71% of our GMS was denominated in U.S. dollars.
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
We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, several jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our effective tax rate, results of operations and cash flows could be materially and adversely affected by additional taxes imposed on us prospectively or retroactively. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework.
On August 16, 2022 President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. We do not currently expect the law to have a material impact on our results of operations.
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
For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms. In evolving areas such as platform products liability, court decisions suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.
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
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Amazon, eBay, Alibaba, Shein, or Temu, national retail chains, such as West Elm, Walmart, or Target, local consignment and vintage stores, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
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
We also compete for media placements, including with retailers competing for the attention of our buyers, and increased competition can impact the cost we pay for media placements, including in dynamic auctions.
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
We are focused on growing our business both inside and outside of the United States. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. For example, as previously announced, in light of challenges we faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we sold our interest in Elo7 in August 2023. In addition, operating outside of the United States also requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets.
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
Our success outside the United States also depends in part on our ability to attract sellers and buyers from the same countries in order to enable the growth of local markets. An inability to develop our communities globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
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
Impairments have resulted from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, challenges applying our technological, marketing, and operational expertise to help scale the acquired brands’ marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. We review goodwill and other long-term assets quarterly to assess if indicators of impairment arise, including the deterioration of Macroeconomic Conditions, a rise in the risk-free long-term interest rates, or a decline in our results of operations. The result of such review may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring additional impairment charges. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part I, Item 1, “Note 5—Asset Impairment Charges” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets.”

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
Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring new buyers to the marketplace, reactivate lapsed buyers, and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to iterate on and invest in our marketing strategies for each of our marketplaces, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
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
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us or make other changes to the way results are displayed, which periodically negatively affects the placement of links to our marketplaces and reduces the number of visits or otherwise negatively impacts our marketing efforts.
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which from time to time negatively impacts our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for smaller platforms like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party, including similar policies at our other “House of Brands” marketplaces. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
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
There can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere. Additionally, the costs and business impact of changing our current practices to comply with recently enacted regulatory requirements in the European Union and California, including the recently enacted carbon offset disclosure requirements, or any future laws and regulations, may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and has continued to do so in 2023 in a bid to reduce rising inflation rates in the United States, and additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended September 30, 2023, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2023. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 9—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at the other marketplaces that make up our “House of Brands” are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), which limit most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative and regulatory proposals and pending litigation in both the United States and European Union that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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
In addition to intellectual property claims, we are regularly involved in other litigation, arbitration, disputes, and regulatory matters, including those related to consumer protection, product liability, product safety, regulatory compliance, security and privacy, or commercial matters, either individually or, where available, on a class-action basis. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to legal liability, increased expenses, or reputational damage.
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
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. The GDPR contains numerous requirements, including robust obligations on data controllers and data processors, greater rights for data subjects, including, for example, the “right to be forgotten,” and increased data portability, access, and redress rights for E.U. data subjects, security and accountability obligations (including stringent data breach notification requirements), increased rules for online and email marketing, compliance requirements related to our sellers, vendors and other third parties, stronger regulatory enforcement regimes, and significantly heavier documentation and record-keeping requirements. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. Due to the GDPR and the implementation following Brexit of the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018), we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.
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
We may not have adequate insurance coverage for security incidents or data breaches, including fines, judgments, settlements, penalties, costs, attorneys’ fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or data breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, product liability, marketing, consumer protection, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as the U.S. INFORM Consumers Act and the E.U. Digital Services Act (“DSA”), and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
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
Our operations in Mexico and India may expose us to additional risks.
We recently opened offices in Mexico and India. Each of these jurisdictions has a legal framework, regulatory environment, and culture that differs materially from those of the United States and Europe where our operations have historically been located. Our investments in Mexico and India may expose us to additional risks and may ultimately prove to be unsuccessful. For example, in 2021 we acquired Elo7, which operated principally in Brazil, a jurisdiction where we had not historically had operations. As previously announced, in light of challenges we faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we sold our interest in Elo7 in August 2023. If we are unable to manage the risks of operating in Mexico and India, it could adversely affect our business, financial performance, and growth.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both Etsy and sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, and proposed changes to the Product Liability Directive may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Bill, which has passed through Parliament, may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional efforts to require platforms to vet and police sellers, restrict the scope of the intermediary liability protections available to online platforms for third-party user content, or proactively screen content, such as the proposed Shop Safe Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We regularly receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties have from time to time claimed or may in the future claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
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
For example, between January 1, 2022 and October 27, 2023, our common stock’s daily closing price on Nasdaq has ranged from a low of $61.87 to a high of $209.93. The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2023, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2023. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Note 9—Debt” for more information on the Notes.
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

We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. In May 2022, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $600 million of our common stock. All repurchases under this program were completed in the third quarter of 2023. On June 14, 2023, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock, of which approximately $817 million remained available as of September 30, 2023. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, imposes an excise tax of 1% on certain of our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During the three months ended September 30, 2023, we issued 27,309 shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
July 1 - 31	387,229	$90.86	387,229	$1,079,180
August 1 - 30	3,003,587	75.44	3,003,587	852,551
September 1 - 30	524,463	67.08	524,463	817,360
Total	3,915,279		3,915,279
(1)The total number of shares purchased does not include shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2)Average price paid per share excludes broker commissions and excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of stockholders’ (deficit) equity.
(3)Effective May 3, 2022, our Board approved a stock repurchase program that authorizes the repurchase of up to $600 million of our common stock (the “May 2022 Stock Repurchase Program”). All purchases under this program were completed in the third quarter of 2023. The table also reflects the authorization, effective June 14, 2023, of a new stock repurchase program that authorizes repurchases of up to an additional $1 billion of our common stock (the “June 2023 Stock Repurchase Program”). This stock repurchase program has no expiration date.
(4)These shares were purchased pursuant to a 10b5-1 trading plan or in open market purchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
Josh Silverman
Josh Silverman, our Chief Executive Officer and a member of our Board of Directors, adopted a sales trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) on March 7, 2022, which 10b5-1 Plan was amended on November 14, 2022 and expired on November 1, 2023.
On August 9, 2023, Mr. Silverman adopted a new 10b5-1 Plan pursuant to which a maximum of 771,600 shares of Etsy common stock to be issued upon exercises of a stock option may have been sold. On November 2, 2023, Mr. Silverman terminated that 10b5-1 Plan before any trades were executed under it.

Background on Mr. Silverman’s 10b5-1 Plans
Mr. Silverman retains a fully vested option to purchase over 1.7 million Etsy shares under the 2017 grant that he was awarded to induce him to join Etsy in 2017. That option expires (and will be forfeited) if it is not exercised by the expiration date of May 3, 2027. Mr. Silverman also holds over 100,000 shares (directly and indirectly). In order to effectively manage the equity he has been granted since joining Etsy in 2017 (as part of normal portfolio diversification), Mr. Silverman has advised that he intends to put another 10b5-1 Plan in place, subject to the required “cooling off” period required by statute, in order to sell Etsy common stock issuable pursuant to that option.
For more information regarding Mr. Silverman's compensation and stock ownership, see our 2023 Proxy Statement and Mr. Silverman’s beneficial ownership filings.
Kimaria Seymour
On August 7, 2023, Kimaria Seymour, our Chief Human Resources Officer, adopted a 10b5-1 Plan under which a maximum of 19,476 shares of Etsy common stock held by Ms. Seymour, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares under the plan are sold and August 15, 2024.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document**					X
† These certifications are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Etsy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
* The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETSY, INC.
Date: November 2, 2023	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)