Form 10-K
period 2023-12-31
ETSY INC
filed 2024-02-22
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $10.4 billion.

The number of shares of common stock outstanding as of February 16, 2024 was 118,492,441.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference in Part III of this Annual Report.

Note Regarding Forward-Looking Statements
Summary Risk Factors

Part I - Financial Information
1	Item 1.	Business
43	Item 1A.	Risk Factors
70	Item 1B.	Unresolved Staff Comments
71	Item 1C.	Cybersecurity
72	Item 2.	Properties
72	Item 3.	Legal Proceedings
72	Item 4.	Mine Safety Disclosures

Part II - Other Information
73	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
74	Item 6.	[Reserved]
75	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
92	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
93	Item 8.	Financial Statements and Supplementary Data
136	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
136	Item 9A.	Controls and Procedures
137	Item 9B.	Other Information
137	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III
138	Item 10.	Directors, Executive Officers and Corporate Governance
138	Item 11.	Executive Compensation
138	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
138	Item 13.	Certain Relationships and Related Transactions, and Director Independence
138	Item 14.	Principal Accounting Fees and Services

Part IV
139	Item 15.	Exhibits and Financial Statement Schedules
141	Item 16.	Form 10-K Summary
142		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “GMS,” “GMS ex-U.S. Domestic,” “mobile GMS,” and “currency-neutral GMS growth.”
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

Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments, and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our impact goals, strategy, and intended progress; the impact of global macroeconomic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.

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
Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this Annual Report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks.
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
Financial Performance and Operational Risks Related to Our Business
•While we have experienced rapid growth in our business in the past, our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the extent of demand for our services or the products sold in our marketplaces.
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
•We track certain operational metrics with internal systems and tools or manual processes, and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.

•If we experience a technology disruption that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, ransomware, security incidents, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.
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
•Enforcement of our marketplace policies may negatively impact our brands, reputation, and/or our financial performance.
•If we are not able to keep pace with technological changes, and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.
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
Regulatory, Compliance, and Legal Risks
•Failure to deal effectively with fraud or other illegal activity could harm our business.
•Compliance with evolving global legal and regulatory requirements and/or available safe harbors, including privacy and data protection laws, tax laws, product liability laws, laws regulating speech and platform monitoring or moderation, antitrust laws, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
•We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our marketplaces and/or how our business operates.
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

PART I - Financial Information

Item 1. Business.
Overview
Our Mission
Etsy’s mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. We believe consumers are demanding more of the businesses they support and companies that build win-win solutions that are good for people, the planet, and profit will be best positioned to succeed. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. You can read more about Etsy’s Impact and environmental, social, and governance (“ESG”) strategies beginning on page 19, where we report on metrics aligned with both our self-identified Impact priorities and widely accepted third-party frameworks.
About our Company
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are a joyful expression of their taste and values. By surfacing quality listings at a great value and providing a reliable shopping experience to buyers, we aim to create a virtuous cycle that not only benefits Etsy, but creates economic opportunities for the millions of sellers in our marketplace. Our success is aligned with our sellers; we make money when they do. In addition to bringing them an audience of tens of millions of buyers, we offer a range of features and services designed to help them generate more sales and run their businesses. Similarly, we also make money when we meet our buyers’ expectations. When they find quality listings, at great value, and have a reliable and dependable experience from discovery to delivery, it fuels a virtuous cycle, benefiting our global community of sellers and buyers, as well as Etsy and our broader stakeholders.
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, and Depop Limited (“Depop”), our fashion resale marketplace acquired in 2021. Our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all of our marketplaces to some extent. The Reverb and Depop marketplaces are included in all financial and other metrics discussed in this report, unless otherwise noted, from their respective dates of acquisition. On August 10, 2023, Etsy completed the sale of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. The results of Elo7 are included in all financial and other metrics discussed in this report, unless otherwise noted, from the date of acquisition on July 2, 2021 until August 10, 2023.
Our sellers generated $13.2 billion of Gross Merchandise Sales (“GMS”) in 2023. Of this, Etsy marketplace GMS was $11.6 billion or 88.0% of the total and the Reverb, Depop, and Elo7 marketplaces generated approximately $942.1 million (7.1% of the total), $599.6 million (4.6% of the total), and $42.1 million (0.3% of the total) of GMS, respectively. We anticipate that the Etsy marketplace will continue to be the primary driver of our overall financial performance for the foreseeable future.
Here are a few key statistics about our marketplaces:
•The Etsy, Reverb, and Depop marketplaces collectively connected a total of 9.0 million active sellers to 96.5 million active buyers as of December 31, 2023.
•Our top six retail categories on the Etsy marketplace in 2023 were homewares and home furnishings, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and toys and games. These categories represented approximately $10 billion, or 87% of 2023 GMS.
•Reverb provides a significant presence in the market for musical instruments, and Depop enhances our apparel offering in the resale space.
•We are a global company, and 45% of our consolidated 2023 GMS was generated when a seller or buyer, or both, were located outside of the United States.
•Approximately 68% of our 2023 consolidated GMS came from purchases made on mobile devices, with mobile app being the fastest growing device for the Etsy marketplace.

Our Strategy

As illustrated below, our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace - our “Right to Win;”
•Growing the Etsy marketplace in our six core geographies and globally; and
•Leveraging our marketplace playbook across our “House of Brands.”

Building a sustainable competitive advantage - our “Right to Win”
Our “Right to Win” is centered on four key elements that we believe make Etsy.com a better place to shop and sell and, which, in turn, will bring more buyers, lead to increased frequency and size of purchases, and build long-term loyalty to the Etsy marketplace. We believe that when executed effectively, these elements can create a multiplier effect that will drive future growth.
Our sellers’ unique items: The foundation of Etsy.com’s competitive advantage is our sellers’ millions of unique items. Sellers choose to list their unique items on our marketplace because they believe that we are the best place for them to start and grow a creative business and that we have created a community that attracts, supports, and retains some of the world’s most talented makers. The unique nature of our sellers’ items requires that we invest in the other three elements of our strategy: search and discovery, human connections, and a trusted brand in order to deliver a best-in-class marketplace experience.
Best-in-class search and discovery: We are focused on continuing to develop a search and discovery experience that unlocks the value of the unique items that can be found on the Etsy marketplace by elevating the highest quality listings. With over 100 million items listed on Etsy.com that do not map to a catalog or a stock keeping unit (“SKU”), our challenge is delivering world-class search and discovery technology that organizes and surfaces the right unique product to the right buyer at the right time in order to drive buyer satisfaction and sales. We use a combination of artificial intelligence, machine learning, large language models, and human curation to help organize, curate, and personalize the search experience, and enable Etsy buyers to more easily browse, filter, and find the items they desire. In addition to helping a buyer find what they are currently looking for, we are also investing in multiple areas to understand buyer tastes and preferences to better anticipate and inspire their next purchase.
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
A trusted brand: We will continue to focus on being a reliable brand that inspires trust along the buyer journey — when buyers search, purchase, anticipate, and receive their special items, and all the steps in between. Since Etsy sellers have relatively unknown brands and unbranded items, we aim to ensure that the Etsy brand is recognized and valued for providing an excellent end-to-end experience. There are two key elements to being a trusted brand: standing for something that buyers understand and rely on, and delivering a purchasing experience that feels efficient and safe. Our goal is to bolster trust in the Etsy brand, Etsy sellers, the items available on Etsy, and in the overall Etsy experience. We also need to be reliable for our sellers, offering a suite of compelling services to help them comply with marketplace policies and have peace of mind transacting on Etsy.

Growing the Etsy marketplace in our six core geographies and globally:
We are focused on growing the Etsy marketplace in our six core geographies (as illustrated above). Our six core markets are the United States, the United Kingdom, Germany, Canada, Australia, and France. While we have sellers and buyers around the world, we define our core geographies as locations that meet any of the following criteria:
•represent our most attractive GMS opportunities,
•where we currently have a vibrant two-sided marketplace, or
•where we are strategically investing on the demand and supply side to accelerate domestic growth.
At this time, we are focused on bringing our vibrant community of sellers in India potential sales through cross-border, global transactions. Given we are not currently prioritizing developing a domestic marketplace in India, we no longer consider it a core geography as defined above. In addition to our primary focus on growing domestic vibrancy in our core geographies, we also see significant opportunity to further increase cross-border transactions between buyers and sellers.
Leveraging our marketplace playbook across our "House of Brands"
We have three values-aligned e-commerce marketplaces offering non-commoditized items in our “House of Brands:” Etsy, Reverb, and Depop. Each of these marketplaces stands for creativity, community, and “special” and shares common commitments to operate in a way that makes a positive impact on the world. Our goal is that our marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
We believe our marketplaces all share key elements central to success, including:
•analytical frameworks, product experiment and measurement approaches, and operating rhythms that prioritize resource allocation towards the most impactful outcomes;
•sophisticated search and discovery technology;
•compelling on-site customer experiences;
•efficient payment platforms;
•value-added seller services, such as advertising platforms and effective shipping options;
•strong brand and performance marketing capabilities; and
•a commitment to investments that protect the marketplace.
Capital Allocation Strategy
Etsy’s overall capital allocation strategy is focused in three areas: core investments in organic growth, which includes investments in our “House of Brands;” selectively pursuing acquisitions of businesses or technologies that complement our marketplaces or align with our overall growth strategy; and mitigating dilution to our stockholders through stock repurchase programs that have and may continue to be authorized by our Board of Directors. In addition, from time to time we may opportunistically lean in to share repurchasing beyond just offsetting the dilution created by the equity we grant to our employees as a form of compensation, as we did in 2023. As of December 31, 2023, we had fewer shares outstanding than we did as of December 31, 2017, evidence that our stock repurchase activities have enabled us to effectively mitigate the dilution associated with employee equity.

How We Make Money
We see our business model as a virtuous circle - we connect sellers and buyers, enable their transactions, receive fees for our services, and then reinvest in customer experiences to further grow Etsy and our sellers’ revenue. We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Components of Our Results of Operations—Revenue.”
On April 11, 2022, we increased the Etsy marketplace seller transaction fee. As part of our long-standing principle to provide a “fair exchange of value” for the fees Etsy earns on marketplace transactions, we reinvested most of the incremental revenue generated from the transaction fee increase into the Etsy marketplace platform. You can read more about our investments in the Primary Business Drivers section below.

2023 Consolidated Revenue $2.7B, Up 7% Y/Y

Services Revenue
$751.2M
27.3%
Marketplace Revenue
$2.0B
72.7%

Marketplace Revenue
(Required fees)
•Transaction Fee (inclusive of Offsite Advertising Fee) •Payments Processing Fee •Listing Fee

Services Revenue
(Optional value-added services)
•On-site Advertising •Shipping Labels •Other

Our “House of Brands” Marketplaces

The Etsy Marketplace

Buyers come to the Etsy marketplace for meaningful, one-of-a-kind items handcrafted and curated with passion and expertise by our creative entrepreneurs, often items they can’t find anywhere else. Etsy buyer surveys* indicate:

*Above data reflects averages from monthly Etsy marketplace buyer surveys completed in 2023.
Building buyer consideration by knocking down barriers and focusing on specific purchase occasions:
About half of our active buyer base shops on Etsy one purchase day per year, with the other half purchasing an average of approximately five purchase days per year. Buyers too often think of Etsy only for very specific needs or at the end of their shopping journey; or it simply takes too much time and effort to find the best things among our now over 100 million items; or buyers worry about the post-purchase experience. We believe that given our sellers’ broad array of unique merchandise, Etsy should be able to drive existing and potential buyers to think of us more often for a wider range of purchase occasions, including higher stake ones, to drive long-term growth and market share gains.

During 2023, we developed initiatives to drive buyer consideration by highlighting our sellers’ quality listings, at great value, that we believe our sellers can deliver in a way that is both reliable and dependable. You can read more about these specific initiatives on page 8 in the Product Development section. These initiatives remain part of our ‘Vital Few’ focus areas, which we currently expect to remain priority areas for investment in 2024.

Furthermore, we believe we can do more to raise ‘top of mind’ awareness for Etsy in key categories and purchase occasions. Our 2023 survey data shows that the majority of consumers in the United States are aware of Etsy and say the brand is relevant to them, and they agree we have inspiring items. Yet many generally don’t know when to think of us, or think of us only for limited types of purchases. Further, while our aided brand awareness is approximately 90% among buyers in the United States and United Kingdom and over 80% among buyers in Germany, large gaps still exist in unaided awareness of the Etsy brand for some of our top categories and purchase occasions - such as Home and Living, Gifting, and Style. For example, when recently surveyed by Etsy, only 10% of buyers in the United States name Etsy as a place to shop for Gifts.

Our 'Etsy Has It' brand campaign, introduced in 2023, is an important component of our focus on building buyer consideration given its direct messaging and call-to-action, along with a significant amount of on-site product work such as our new Wedding, Baby, and Gift registries, new Home and Living category pages, and more. We are confident that while it will take time to build this type of brand association, we can ultimately do much more to help buyers and potential buyers better understand the when and why of Etsy.
We believe the Etsy marketplace is characterized by several unique qualities, including:
•A brand that stands for “Conscious Shopping:” In a world of increasing automation and commoditization, Etsy.com is a marketplace where creativity lives and thrives because it’s powered by people. We help our community of sellers turn their ideas into successful businesses. Our platform connects them with millions of buyers looking for an alternative—something special that expresses their taste and values, providing a destination for conscious shopping that supports small business.
•Large assortment of unique and creative goods: Etsy boasts a large assortment of handmade, customized, personalized, vintage, and craft supply products from all over the world. As of December 31, 2023, there were over 100 million items listed on the Etsy marketplace, and approximately 30% of our 2023 GMS was from custom or made-to-order merchandise.
•Global reach: Our platform makes it easy for Etsy buyers and sellers to interact across borders even if they do not speak the same language and wish to transact in different currencies. We use innovative machine translation technology to translate listings, reviews, Etsy Ads, and conversations between buyers and sellers. We invest in localization, particularly within our core non-U.S. markets, to create a more localized experience such as browse features and local payment methods, which has resulted in more sellers selling to buyers within their own country and across borders.
•Organic traffic base: The unique nature of our sellers’ inventory and power of our brand have enabled us to organically build a loyal, global base of Etsy buyers on the platform. In 2023, the percentage of our GMS attributed to performance marketing (paid GMS) was 20%, meaning that the vast majority of our GMS comes to us organically through awareness of our brand, as well as from non-paid channels such as search, social, email, and push notifications.
•Human connection between buyers and sellers: As of December 31, 2023, 92.0 million buyers and 7.0 million sellers were active on the Etsy marketplace. We emphasize that the items listed for sale on the Etsy marketplace are brought to life by real people and that buyers can connect directly with sellers in order to ask questions and personalize or customize items to their specifications.
•Connected experience across all devices: We want to engage Etsy buyers wherever they are and provide an enjoyable and accessible shopping experience regardless of the device used. Our desktop and mobile web experiences, as well as our Etsy mobile app for Etsy buyers (“Buy on Etsy”) include search and discovery, curation, personalization, augmented reality, and social shopping features. For the year ended December 31, 2023, approximately 67% of Etsy.com GMS was generated on a mobile device. We have made product investments designed to drive buyers to our app, which is beneficial to our conversion rate, as our mobile app has the highest conversion rate among platforms. In addition, we offer similar desktop, mobile web, and mobile app experiences to help sellers manage their shops and successfully serve buyers on Etsy.
High Level Performance Recap:
Beginning in 2020 and continuing through 2021, the COVID-19 pandemic and other global macroeconomic factors drove a significant shift to online purchasing in many retail categories. During this period, the Etsy marketplace experienced significant growth - more than doubling our GMS from 2019 through 2021. We believe this growth can be attributed to the diversity of the merchandise on Etsy, the differentiation of our brand and shopping experience as explained above, as well as our capital light business model, among other factors.
As the COVID-19 pandemic eased beginning in February 2022, consumer mobility significantly increased, resulting in very strong reopening headwinds in 2022. While reopening headwinds normalized in 2023, macroeconomic headwinds included significant pressure on consumer discretionary product spending, high inflation, elevated interest and mortgage rates, splurges on experiential spending, declining consumer savings balances, and a highly promotional and competitive retail environment. These challenges were further magnified for our lower household income buyers, where GMS declined on a year-over-year basis1.
While Etsy was one of the few e-commerce companies to maintain our pandemic gains, we did not grow GMS in 2023 as many other e-commerce peers did (according to Euromonitor International Ltd; Retail 2024 edition, accessed February 5th, 2024, global e-commerce revenue growth in our core markets increased 7% year-over-year in 2023, while Etsy marketplace GMS declined nearly 2% over the same period). We believe the following factors were the primary reason for our underperformance in 2023: difficult year-over-year comparisons for Etsy, the fact that we are not known for or do not sell certain ‘essentials’ such as groceries, staples, and consumer electronics, pressure on several of our largest categories, and how our sellers’ price their items, which often does not account for inflation.
Despite the above factors, the Etsy marketplace continued to maintain the vast majority of gains achieved during the pandemic (with 2023 GMS equal to 98% of 2022 GMS and up 145% from 2019). We believe our ability to largely maintain our pandemic gains is a result of our significant investments in improving the customer experience and deepening our engagement with buyers. Despite soft GMS trends over the past two years, we continued to grow our revenue through changes to our seller fees, key investments to expand coverage of our payments platform, growth in international markets where transactions yield higher payments fees, technology advancements in our Etsy Ads product line that enabled us to utilize more of our sellers’ advertising budgets, and other initiatives.
Restructuring Plan announced late 2023:
On December 12, 2023, our Board of Directors approved a restructuring plan designed to increase Etsy’s operational efficiencies, reduce operating costs, and better align Etsy’s workforce and cost structure with current business needs, top strategic priorities, and key growth opportunities (collectively, the “Restructuring Plan”). See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Restructuring Plan.”

The Reverb Marketplace

Reverb, headquartered in Chicago, is a two-sided marketplace launched in 2013 on the principle that buying and selling musical instruments should be easy. Reverb connects buyers and sellers of new, outlet, used, and vintage music gear from all over the world, uniting music makers with the gear that inspires them. As of December 31, 2023, our Reverb marketplace had 845 thousand active buyers and 229 thousand active sellers. Reverb’s buyers and sellers range from beginners looking for their first instruments to professional musicians expanding their gear collections, local music stores that use Reverb to do more business online, and the largest music retailers in the world that use Reverb to reach an even larger audience. Based upon third party data and our own estimates, we believe that, since its founding, Reverb has become the third largest seller of musical instruments in the United States. Reverb has a vibrant and engaged community. For example, in 2023, approximately 56% of Reverb’s active sellers also bought on Reverb, and those that bought and sold gear spent nearly three times more than those that bought gear on Reverb but did not sell on Reverb. Nearly 80% of Reverb’s GMS is from the sale of used instruments, and, similar to the Etsy marketplace, approximately 80% of traffic is unpaid, evidencing the strength of the Reverb brand. Over 40% of Reverb’s GMS comes from its mobile app.
Reverb’s unique characteristics include the depth and breadth of its sellers’ inventory, its range of sellers (including retailers, manufacturers, and individual sellers distributed across the globe), one of the largest musical instrument databases with historical pricing data in the world, and a large and passionate community of musicians and music gear lovers. In 2023, Reverb invested in optimizing its conversion rate, delivering a more customized experience, and highlighting affordable used and outlet gear.
High Level Performance Recap:
In 2023, Reverb’s GMS was flat to 2022, while macroeconomic factors weighed on consumer discretionary spending. Despite these headwinds, Reverb, similar to Etsy, continued to maintain the vast majority of its 2020 and 2021 GMS gains. Given the continued pressure on GMS, Reverb completed an approximately 13% reduction in force in October 2023 designed to gain operational efficiencies and enable critical growth investments into 2024 and beyond. Revenue increased on a year-over-year basis in 2023 largely due to higher payments revenue.
Reverb’s 2023 investments included improvements to the buyer and seller experiences, including enhanced search capabilities such as new category filters and attributes to help buyers find the perfect piece of gear. Reverb also made checkout easier and faster, focused on deals and affordability, and introduced additional payment and shipping options. In marketing, Reverb focused on optimizing its performance marketing spend to continue to drive efficiencies, expanded into mid-funnel video advertising, and continued to invest in content for YouTube and select social channels to drive brand awareness.

The Depop Marketplace

Depop, headquartered in London, is on a mission to ‘Make Fashion Circular.’ Since its founding in 2011, Depop has been a people-powered fashion marketplace where anyone can buy, sell, explore, and discover incredible secondhand fashion. Depop had approximately 35 million registered users, 3.6 million active buyers, and 1.8 million active sellers at December 31, 2023, up from approximately 1.7 million as of December 31, 2022. Commencing with this Annual Report, Depop’s active seller count has been adjusted
1 Household income (“HHI”) estimated by utilizing United States Census data of average income by zip code.

to exclude certain disqualified sellers, consistent with the Etsy marketplace’s active seller definition. For comparative purposes, the 2022 Depop active seller count is also provided using this new methodology. Approximately 56% of Depop sellers who made a sale in 2023 also made at least one purchase in 2023, which we believe shows the strong engagement of Depop’s user base. Nearly 95% of Depop’s GMS is in the apparel category.
Depop is a place for anyone to discover and share their style by selling items directly from their closets and buying secondhand garments from others whose style they admire. Depop’s circular ecosystem extends the life of millions of garments every year, providing a more sustainable way to enjoy fashion. We believe the growth opportunity for Depop is meaningful due to its: 1) differentiated position in the fast-growing resale space; 2) passionate and highly engaged community of buyers and sellers that advocate for the brand; 3) strong affinity with the Generation Z (“Gen Z”) and Millennial consumer demographics, who are adopting resale shopping faster than other demographics; and 4) significant market share opportunity in the United States and United Kingdom where Depop has meaningful brand awareness.
High Level Performance Recap:
After two years of challenging macroeconomic conditions, Depop’s performance significantly improved in 2023. In particular, we believe that Depop’s inventory of low-cost, fashionable, resold merchandise was highly relevant to a value conscious consumer. The marketplace returned to healthy year-over-year GMS growth in 2023, and delivered meaningful revenue growth, in part, through take rate expansion. In particular, Depop’s focus on expanding share in the very large resale market in the United States bore fruit, with double digit U.S. GMS growth on a year-over-year basis.
Etsy believes Depop is a highly-relevant and authentic re-commerce brand that is still early in its growth lifecycle and plans to continue to invest accordingly. In addition to a better macroeconomic backdrop for its type of goods, we believe that a significant part of Depop’s improved performance in 2023 is the result of strategies put in place by Kruti Patel Goyal, Etsy’s former Chief Product Officer, who became Depop’s Chief Executive Officer in September of 2022. New leadership has focused on building momentum in the business, identifying the fewest, most impactful things to re-accelerate growth and improve operational efficiency in service of the Depop community. Depop has improved the buyer experience by increasing product development velocity by over 70% from 2022 to 2023, strengthening its machine learning capabilities, enhancing search relevance and item recommendations through improved ranking and personalization, scaling performance marketing channels such as product listing ads (“PLA”), and expanding community-driven marketing initiatives. In addition, Depop launched or expanded key GMS and revenue driving initiatives, such as ‘Make an Offer,’ Depop Payments, ‘Buy Now Pay Later,’ and Boosted Listings.
Primary Business Drivers

We leverage technology to connect people around the world through commerce. Among other things, we invest in our technology infrastructure, product development, marketing, trust and safety, member support and helping sellers grow as we strive to continuously improve our marketplaces for our buyers and sellers. While the discussion below focuses on the primary drivers of the Etsy marketplace, there are similar business drivers at each of our marketplaces.
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
We collect and analyze large volumes of data to enhance the performance of our platform, personalize search and discovery, improve our search experience, and test features on our website. We apply a combination of proprietary and non-proprietary machine learning (“ML”) algorithms, large language models (“LLM”), and neural networks, as well as human curation to personalize the search and discovery experiences and enable buyers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind. These search engine technologies include: 1) text based, our word based search; 2) relational search engines such as our XWalk, which understand interactions between buyers, listings, and shops; and 3) neural information retrieval, which interprets what a buyer means even if they don’t know how to describe the item. In 2023, we tested new Generative AI enabled features in order to develop new ways to move search functionality from keywords to conversations.
Our use of these technologies can also help sellers and buyers connect across the platform, even if they don’t speak the same language. We translate listings within our Etsy marketplace, which we believe significantly increases the items available to non-English speaking Etsy buyers and gives Etsy sellers access to a truly global audience.

We expect to continue to invest in innovative ways to harness the power of advanced ML technologies to improve customer experiences across our platform. For example, we see opportunities across these areas, and more:

Improving the Seller Experience
• Easier on-boarding
• Improved listing information and variations
• Feedback on sellers' items and shop
• Member Support
• Fulfillment
• Trust & Safety
Enhancing the Buyer Experience
• Easier Search & Discovery
• Better understanding of purchase intent
• Improved buyer journey

In addition, we maintain an agile technology infrastructure, leveraging our operations in Google Cloud to dynamically flex computing power in sync with traffic. This infrastructure aids operational efficiencies, allowing a greater portion of our engineers to spend time working on GMS driving initiatives and less time on infrastructure activities.
In 2023, we began to invest in initiatives to democratize ML across the Etsy platform, with the goal to streamline and automate ML modeling in order to allow more Etsy engineers to deploy these models in significantly less time. During the year, we deployed third-party chat bot technologies that we expect will enhance our engineering team’s ability to write code, as well as improve other work streams across our platform.
Our other marketplaces Reverb and Depop also operate their marketplaces in the cloud and make similar technical development investments with Amazon Web Services (“AWS”). In 2023, both Reverb and Depop leveraged ML capabilities across their platforms to improve efficiencies and enhance their site experiences.
Product Development
Etsy’s product development and engineering organization is built around the core belief that we can create connections between our sellers and buyers that are personal and fundamentally different from other platforms where you can shop or sell. We believe we have a novel approach to product development, which we call our Product Development Culture, an evolving set of key principles, mindsets, and habits that guide how our teams work, experiment, and interact as we develop great experiences for our customers and business. Our teams are organized around a collection of initiatives that support a common strategy aligned with our “Right to Win,” with cross-functional teams focused on delivering a key customer outcome that we measure by a set of objectives and key results, all meant to solve key customer friction points. Product and engineering teams work across all areas that matter to our buyers and sellers - the core buyer and seller experience, search and ads, payments, fulfillment, member support, and more. Our approach to solving customer challenges includes customer and market research and analysis, data analysis, A/B and multivariate experimentation, prototyping and testing, quality assurance, and go-to-market strategies.
We continue to advance our “Right to Win” strategy, our playbook designed to ensure Etsy is the first stop for consumers who want to shop their tastes and values, as well as differentiating our value proposition in a competitive environment. With many millions of items listed on Etsy.com, and an average buyer search result yielding over 1,000 listings today, we believe that the application of personalization and curation can help buyers have a less overwhelming and more joyful shopping experience.
As mentioned above, in 2023, we targeted investments focused on building buyer consideration by highlighting quality listings, at great value, that we believe our sellers can deliver in a way that is both reliable and dependable, as well as raising ‘top of mind’ awareness in Etsy’s key categories and purchase occasions. For example, we made meaningful progress on elevating the best of Etsy in our search results, including our ‘Curation at Scale’ efforts to combine human curation with ML models. Our number of product development launches in 2023 increased by approximately 30% compared to 2022.
Etsy also shares aspects of its product development culture and strategies with our other marketplaces. In 2023, Reverb and Depop increased their focus on experimentation, search and discovery, and fulfillment, with the aim to improve the customer experience and drive incremental GMS. For example, Reverb delivered its best year ever in terms of GMS growth driven by product wins; and Depop significantly increased its product development velocity in 2023, delivering a number of meaningful product wins.

Marketing
We believe that our approach to investments in marketing are somewhat different from some other players in e-commerce, and we continue to evolve and refine these activities as a core component of our business. We’ve evolved our marketing strategy to reinforce our core brand promise in the minds of Etsy buyers, and strengthened our capabilities by employing a full-funnel marketing approach, optimizing our investments in each area of the funnel. Our two primary types of marketing investments, performance and brand - where we spent approximately $451 million and $162 million, respectively on a consolidated basis in 2023 - are discussed below. In 2023, the percentage of GMS attributed to performance marketing (“paid GMS”) was 20%, meaning that the vast majority of our GMS comes to us organically through awareness of our brand.
Performance marketing
Our investments in performance marketing, which we define as paid media spend related to the digital acquisition and re-engagement of buyers, adjusts according to demand and scale based on incremental return. We do not set fixed budgets for our marketing team. Our investment philosophy for performance marketing is to invest until the marginal return on investment (“ROI”) on the next dollar spent is below our target minimum ROI. Increases in buyer lifetime value (“LTV”), driven by visits, conversion rate, incremental revenue, and frequency, shift the return curve higher, enabling us to spend more in marketing. The vast majority of return comes in-period, although some does fall into subsequent quarters. Our performance marketing spend naturally adjusts with demand, which we believe has worked well through changing demand and pricing for third-party marketing channels as it allows us to dynamically lean into more efficient opportunities. We continue to test the effectiveness of our performance marketing and expand into new channels and geographies. For example, in 2023 we added the Czech Republic, Greece, Hungary, Poland, Portugal, Romania, and Slovakia to the countries where we invest in performance marketing.
Offsite Ads. Offsite Ads is an innovative advertising program for Etsy marketplace sellers, where Etsy pays the upfront costs to promote Etsy sellers’ listings on multiple internet platforms and takes a ‘success fee’ when a sale is made. The program works as follows: when a shopper clicks on an offsite ad featuring a seller’s listing and purchases from the seller’s shop within 30 days of that click, the seller pays Etsy an additional transaction fee on that sale. We believe our Offsite Ads program is a win-win for Etsy and our sellers since: 1) the seller only pays a transaction fee when a sale is made; and 2) the additional fee expands Etsy’s LTV, as outlined above, enabling us to spend deeper for performance marketing to drive more visits to our marketplace. In 2023, revenue from the Offsite Ads program offset approximately 35% of the Etsy marketplace’s performance marketing spend.
Other performance marketing. Our performance marketing strategy also includes “mid funnel” advertising, such as on social media channels and through corporate marketing partnerships which target specific buyer demographics. We enhanced the Etsy marketplace’s social marketing strategy in 2023 to focus on our sellers’ merchandise in a specific category or for a specific purchase occasion, leading to improved ROI, a meaningful increase in visits, and increased buyer spending resulting from these channels. For example, we leveraged our new Home and Living category page to target relevant buyers shopping a specific category or purchase occasion in order to re-engage with our existing and lapsed buyers, as well as attract new buyers. We also focused on our influencer program through which influencers, buyers, and sellers are incentivized to develop Etsy content to drive engagement with existing buyers and introduce new buyers to Etsy.
As part of the Etsy marketplace’s focus on highlighting ‘great value,’ we held three site-wide promotional events in 2023 funded by a small allocation of Etsy’s marketing dollars, which we continued to test as a way to drive buyer engagement.
Brand marketing
Since 2018, Etsy has leaned more heavily into “upper funnel” brand marketing strategies through TV and digital video to create a flywheel designed to elevate the effectiveness of our other marketing channels. Etsy regularly surveys buyers on ‘brand funnel’ metrics such as awareness and loyalty, and, in 2022, we refreshed the questions asked in these surveys to better track the results of our investments. United States consumer surveys indicate that, since the fourth quarter of 2018, prompted awareness for the Etsy marketplace is up more than 10%, purchase intent grew well over 100%, and visit intent increased nearly 100%. We are also seeing great movement in our brand funnel metrics in the United Kingdom and Germany. Since the fourth quarter of 2020, our prompted awareness in the United Kingdom is up nearly 15% and purchase intent is up approximately 30%. During the same period in Germany, prompted awareness and purchase intent both increased over 100%.
Early indications also suggest that our ‘Etsy Has It’ brand campaign, which includes direct messaging and call-to-action in Gifting, Home and Living, and Style, may have contributed to increased brand association for these categories and purchase occasions in 2023. We began testing TV advertising in Austria and Switzerland in the third quarter of 2023, complementing the favorable GMS growth trends in these markets. Given these healthy performance metrics, as well as our validation of performance through multiple third-party methodologies, we anticipate that upper funnel brand marketing strategies will continue to be a growing part of our marketing investment mix over time. We also strive to reinforce our brand image globally through earned media that features Etsy as a trend-setter and global destination for conscious shopping that supports small business.

Select other marketing
Our marketing strategy includes sophisticated Customer Relationship Management (“CRM”) tools that enable us to segment and target our buyers for engagement on and off Etsy. We believe our CRM and mobile app push notifications are efficient tools to drive engagement with our active and lapsed buyers, as well as meaningful drivers of our strong buyer reactivation levels. We also elevated Etsy-funded and seller funded promotional events throughout 2023 to highlight our sellers’ quality listings at great value.
Our subsidiaries also enhanced their marketing strategies in 2023. For example, Reverb and Depop both shifted and scaled their paid marketing spend to deliver solid results and a positive ROI. Reverb expanded its ‘If it’s gear, it’s here’ campaign that emphasized the breadth of unique inventory and great deals available on Reverb. In addition to Depop’s meaningful improvement to paid marketing, it launched its YouTube campaign in the United States and its ‘I got it on Depop’ marketing campaign in the United Kingdom in 2023, both of which drove improved brand awareness.
Trust & Safety
The trustworthiness of our marketplaces and the connections among people in our community are cornerstones of our business. Our policies are designed to encourage transparency among our members by clearly outlining the rights and responsibilities of sellers and buyers participating on our platform.
On Etsy.com we strive to give the Etsy buyer comfort that they are purchasing goods from a shop that adheres to certain standards, which starts with our policies. Fundamentally, we require that goods listed on Etsy be handmade (whether by the seller alone or with the help of a production partner), vintage, or craft supplies. Etsy is an unjuried marketplace, meaning sellers run their own shops, create, sell, and ship their own products, and are responsible for complying with our robust Seller Policy. Items on Etsy do not have barcodes or SKUs, and Etsy does not ever touch or possess the items for sale on the Etsy marketplace. The unique nature of Etsy sellers’ product inventory, combined with the constantly evolving nature of policy interpretation, necessitates expert, human involvement in content moderation, which we combine with the power of ML and other cutting-edge technology. Our teams regularly re-evaluate content on Etsy.com in the context of emerging trends to determine whether such content violates our House Rules or terms of use, including our Prohibited Items policy. Etsy.com has a zero tolerance approach for items that promote, support, or glorify hate or violence or that perpetuate the spread of harmful misinformation.
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
As the Etsy marketplace has experienced significant growth since 2019, we have increased our investments and resources dedicated to trust and safety. This includes scaling our teams and investing in new tools and advanced technologies to enable these teams to more effectively and efficiently do their jobs. This included growing our content moderation team, expanding our handmade and counterfeit team dedicated to fighting counterfeits and violations of our Handmade Policy, and creating a dedicated trust and safety ML engineering team.
In 2023, we meaningfully expanded proactive listing review and enforcement of our Handmade Policy to protect the integrity of our marketplace. For example, we removed approximately 140% more listings for violations of our Handmade Policy than in 2022, and estimate we have reduced how often buyers are seeing merchandise that appears to violate our listing guidelines by more than half since the first half of 2023. In order to protect our brand and our sellers’ unique items, we plan to expand proactive moderation capabilities while providing sellers with new tools to accurately describe their items and stay policy-adherent.
We publish an annual Transparency Report, which details our policy enforcement for the year on Intellectual Property, Prohibited Items, and Requests for Member Information policies. We have shared this report on our corporate website annually since 2015 and believe that publicly reporting on our enforcement efforts builds trust in our marketplace and community.
Our subsidiaries – Reverb and Depop – also care about running trustworthy marketplaces, and maintain robust community guidelines and prohibited items policies. In 2023, there was significant sharing of best-practices and information on these important items across our “House of Brands.” For example, Reverb expanded and restructured its trust and safety team to enhance its user verification process; and Depop stepped up investments in a new third-party content moderation tool to streamline this process, improving its average issue handling time and enhancing the user experience. You can read more about our other marketplaces’ respective policies and procedures by visiting each of their marketplace websites.

Member Support
As the Etsy marketplace has scaled, so have our investments in member support. As the primary touch point for our vibrant community of buyers and sellers, our Member Services team serves as both the voice of the Etsy brand and an important advocate for our community. When an issue arises, or a user has a question, we want to ensure they get support quickly and easily.
In 2023 we increased buyer and seller support through enhanced experiences, such as use of self-service support functions in chat, expanded use of live chat, enhancing our seller appeals process, and clarifying our Etsy Purchase Protection program.
Our subsidiaries also require similar member support activities. For example, Reverb revised its Buyer Protection program with the aim to provide an easy and seamless process when an item is not delivered as described; and Depop continued to improve Member Support efficiencies, including enhancements to its Dispute Resolution Center.
Helping Sellers Grow
We aim to be the easiest, most effective, and highest-value online selling platform for sellers with the skill and will to thrive. In addition to our Offsite Ads program and paid services which include Etsy Ads, our on-site advertising platform for sellers, and our shipping labels product, we provide a wide range of insights, programs, and educational resources to give Etsy marketplace sellers the support and power they need to manage and grow their businesses. We believe combining these efforts with access to a global audience of buyers creates a heightened desire for our sellers to keep transacting with buyers on Etsy. Below are some examples of our efforts:
•We continued to expand our successful Star Seller program, with the number of sellers with a badge up approximately 13% year-over-year as of December 31, 2023. In 2023, we introduced a Star Seller filter in our search, which led to increased purchase frequency and buyer spend, as we continue to elevate high quality listings and excellent customer service on Etsy.
•The Etsy Purchase Protection program, designed to help buyers feel more confident making a purchase and allow sellers to keep their earnings on qualifying orders up to $250 when an item does not match the description, arrives late or damaged, or never arrives, continues to provide support for our sellers when a transaction goes wrong through no fault of their own.
•In 2023, we launched the Etsy Share & Save program, a way for sellers to save on Etsy fees for sales they directly drive to their Etsy shop from their own channels.
•We began developing initiatives to help our sellers set sustainable pricing strategies, and published a new ‘Pricing Guide,’ which provides practical tips and guidance on factors to consider in doing so. We started testing our ‘Seller Growth Tips’ within Shop Manager, providing sellers personalized checklists such as tips for how to stand out in search results, build buyer trust, and other helpful resources.
•We launched a ‘Make an Offer’ (“MAO”) feature to all U.S. sellers and sellers listing items in U.S. dollars, allowing sellers to drive sales through direct price negotiation with their buyers.
•We offer an array of Blog posts, video tutorials, the Etsy Seller Handbook (available on Etsy.com), Etsy.com online forums, and insights from our support teams designed to help sellers grow. In May 2023, we held our second global Etsy Up seller event. This interactive online experience included access to trends, services, and actionable takeaways to help grow our sellers’ shops. This virtual event generated a record number of seller registrations and garnered over 1.6 million views across all content as of December 31, 2023.
Our subsidiaries also offer many features and services for their seller communities, including tips and tools for success, community events, and shipping carrier relationships and support. For example, Reverb increased visibility of its Great Value badge in the listing process, making it easier for sellers to see when their listing is set at competitive prices, and leveraged its seller ‘Price Guide’ and offer negotiation tools. Depop launched a ‘Sold Item Index’ as part of its listing process that provides sellers real-time information on market prices for similar items.

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
Etsy Sellers
We believe that our 7.0 million active sellers are the backbone of Etsy’s business and that what matters most to them is our community of approximately 92.0 million buyers. We serve creative artisans and entrepreneurs around the world who choose to pursue their passions, offering them excellent value compared with other channels they may have to sell their products, and a cohesive suite of powerful tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants and have a broad range of personal and professional goals.
In 2023, active sellers, those who sold an item or incurred a bill charge in the last 12 months, grew 29% compared to 2022 and 176% compared to 2019, which we believe evidences that Etsy continues to be a great place for creative entrepreneurs to start a business.
Seller Census: Etsy publishes further information about our sellers gleaned from a third-party survey. You can find results from the most recent survey on page 13 of our 2022 Annual Report. We currently plan to update this census biennially.
Etsy New Seller GMS Retention
NEW SELLER GMS RETENTION (%)
NEW SELLER GMS RETENTION ($)

	Year 1	Year 2	Year 3	Year 4

2017 New Sellers	$481M	$639M	$832M	$1.2B

2018 New Sellers	$553M	$872M	$1.4B	$1.2B

2019 New Sellers	$832M	$1.5B	$1.4B	$1.1B

2020 New Sellers	$2.9B	$2.6B	$2.0B

2021 New Sellers	$1.9B	$1.8B

2022 New Sellers	$1.5B

†    Note Etsy new seller GMS retention in “Year 1” in the above table represents 100%.
The above tables show two different views of the same data. Each new seller cohort includes the aggregate GMS from all sellers that created and were billed for their first listing on Etsy.com in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows retention in dollars. The GMS for each seller is calculated from the date of their first listing fee such that “Year 1” represents the GMS received by all sellers in the cohort within 365 days of their first listing fee. As a result, we do not yet have a full “Year 2” data set for the 2022 new seller cohort, as sellers who incurred their first listing fee later in 2022 have not yet had two years to age. These tables show that all seller cohorts initially inflected positively in terms of GMS value sold on the Etsy marketplace during the pandemic, and that seller cohorts are retaining a significant amount of the gains achieved.

Etsy Buyers
During the pandemic years, Etsy “pulled forward” a significant amount of new buyer acquisition in a way that we believe would have, under normal course, taken us many more years to acquire. We believe our efforts to engage new, lapsed, and existing buyers, as well as drive frequency, have helped support the health of our buyer cohorts overall despite stiff reopening headwinds and challenging macroeconomic conditions. The performance we have seen in our buyer cohorts is encouraging as trends remain healthy relative to pre-pandemic levels despite some degradation seen from pandemic period metrics.
Active Buyers

100
50
0
2019
2020
2021
2022
2023
Active Buyers (M)
+101% Y/4Y

The number of active buyers on the Etsy marketplace increased 3% in 2023 compared with 2022, setting a new all-time high of 92 million. Our retention of active buyers in 2023 improved from the prior year and remained above pre-pandemic levels. Our number of active buyers - those buyers who have made a purchase within the trailing twelve months - increased over 100% from 2019, as shown in the chart to the left. This strength was largely driven by strong growth in reactivation of lapsed buyers, high new buyer acquisition levels, as well as healthy retention of active buyers.

GMS Per Active Buyer

$150.00
$100.00
$50.00
$—
2019
2020
2021
2022
2023
GMS per Active Buyer

GMS per Active Buyer: We believe that a useful way to track the success of our efforts to drive buyer retention, frequency, and purchases is to look at GMS per active buyer on a trailing twelve-month basis. After increasing rapidly during the pandemic years, our GMS per active buyer softened during the reopening and more recently as we saw pressures on consumer discretionary spending. Yet, GMS per buyer remains 22% higher than 2019, as shown in the chart. GMS per buyer declined 4% from 2022 to 2023 due to: 1) a greater mix of non-U.S. buyers, who generally have a lower GMS per active buyer than buyers in our more mature United States market; 2) a greater mix of reactivated buyers in the United States, who generally spend less than our more mature existing buyers but more than new buyers; and 3) the Etsy marketplace’s significant exposure to categories that were under pressure, such as Home and Living and Craft Supplies (which made up over 40% of our 2023 GMS). We are encouraged to see GMS per active buyer stabilize throughout 2023 and believe that we have meaningful opportunities to re-accelerate this metric over time as we continue to focus on increasing buyer frequency and growing our average order value, which we believe is a relatively untapped lever.

New Buyers
60
40
20
0
2019
2020
2021
2022
2023
New Buyers (M)
+44% Y/4Y

New Buyers: We believe that we have a significant opportunity to attract those who have never shopped on Etsy.com before. Since a buyer is separately identified by a unique e-mail address, a buyer is considered new if they use a unique e-mail address that has never been used for a purchase on the Etsy marketplace. During 2023, we had over 27 million new Etsy.com buyers, down 7% compared to 2022. GMS for Etsy marketplace new buyers was down 8% year-over-year and represented approximately 11% of overall Etsy marketplace GMS in 2023. While new buyers declined on a year-over-year basis, new buyer acquisition was up over 40% from 2019 as shown in the chart on the left. We believe we have significant opportunities to continue to attract new buyers to the Etsy marketplace, both in the United States and internationally.
Etsy New Buyer GMS Retention
New Buyer Cohort GMS Retention (%)
New Buyer Cohort GMS Retention ($)

	Year 1	Year 2	Year 3	Year 4

2017 New Buyers	$1.1B	$413M	$555M	$868M

2018 New Buyers	$1.3B	$603M	$930M	$911M

2019 New Buyers	$1.6B	$978M	$949M	$848M

2020 New Buyers	$3.6B	$1.6B	$1.4B

2021 New Buyers	$3.2B	$1.1B

2022 New Buyers	$2.8B

†    Note Etsy new buyer GMS retention in “Year 1” in the above table represents 100%.
These views of buyer retention focus on the retained GMS, which we believe is the best way to evaluate Etsy buyer behavior over a multi-year period. The above tables show the same data in two different views. Each new buyer cohort includes the aggregate GMS from all buyers who made their first purchase on Etsy in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows it in dollars. Each buyer’s GMS is calculated from the date of their first purchase such that “Year 1” represents the GMS of all purchases by buyers in the cohort within 365 days of their first purchase. As a result, we do not yet have a full “Year 2” data set for the 2022 new buyer cohort, as buyers who bought later in 2022 have not had two years to age. Additionally, note that across our cohorts, GMS retention levels in years that include 2020 and 2021 were impacted by the pandemic.
These tables highlight that while all buyer cohorts initially inflected positively in terms of GMS value purchased on the Etsy marketplace during the pandemic, we have given back some of these gains during the strong reopening headwinds and challenging macroeconomic climate for consumer discretionary companies that have followed the pandemic. Overall, we believe the 2021 new buyer cohort GMS retention level is healthy, and notably, largely similar to the 2017 (pre-pandemic) Year 2 GMS retention.

Reactivated Buyers

30
20
10
0
2019
2020
2021
2022
2023
Reactivated Buyers (M)
+119% Y/4Y

Average Purchase Days per Repeat Buyer

Reactivated Buyers: Because buyers often “lapse” in their Etsy.com purchases (not making a purchase in a year or more), the activities outlined above in our strategy, product, and marketing sections are intended in part to reduce the number of buyers that lapse and also to re-engage lapsed buyers to get them to come back. The dramatic increase in active buyers during the pandemic resulted in more lapsed buyers in recent periods than in pre-pandemic periods, providing Etsy with opportunity to reactivate a very large pool of recently lapsed buyers. As a result of our increased focus on this opportunity, we reactivated 17% more lapsed buyers in 2023 on a year-over-year basis, with the majority located in the United States. Reactivated buyers have an approximately 40% higher LTV than new buyers in their first year back on the Etsy marketplace platform, so we expect to continue to prioritize activities to reengage lapsed buyers.

5.00
2.50
0.00
2019
2020
2021
2022
2023
Average Purchase Days per Repeat Buyer

Repeat Buyers: Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. In the chart on the left, you can see an increase in purchase days during the pandemic period, followed by less frequent purchase days as the world reopened and we faced macroeconomic headwinds over the past two years. We believe this metric has held up very well: increasing from 4.6 purchase days per year in 2019 to 5.0 purchase days per year in 2023. In 2023, approximately 48% of our active buyers were repeat buyers, in line with 2022 and above the approximately 41% level in 2019. Looking forward, we believe that we have significant opportunity to continue to drive frequency by building buyer consideration through our investments in highlighting Etsy’s high quality listings, at great value, that we believe our sellers can deliver in a way that is both reliable and dependable.

Active Buyers by Purchase Type

ACTIVE BUYERS
90M
80M
70M
60M
50M
40M
30M
20M
10M
0M
2019
2020
2021
2022
2023
One Purchase Day
Multiple Purchase Days
Habitual Buyers

Summary of Active Buyers by Purchase Type: This chart represents a summary of active buyer behavior according to the number of days they purchase and the amount they spend on Etsy during a twelve-month period. Habitual buyers are defined as those who have spent $200 or more and made purchases on six or more days in the previous 12 months. This cohort comprised 8% of our active buyers and represented approximately 42% of our 2023 GMS. The number of habitual buyers declined 4% year-over-year in 2023 as we encountered the headwinds outlined above. The vast majority of the year-over-year decline in habitual buyers can be attributed to buyers moving into the repeat buyer category, as you can see in the chart on the left. In fact, we saw a 4% year-over-year increase in repeat buyers in 2023. Looking at our performance with this important buyer cohort on a longer timeframe you can see that the number of habitual buyers in 2023 grew 184% from 2019 levels, when they represented just 5% of active buyers.

Our Opportunity
The last several years have been volatile for e-commerce - with periods of very strong growth as well as declines - as global economies were impacted by the COVID-19 pandemic, supply chain imbalances, geopolitical tensions, high levels of inflation, pressures on consumer discretionary spending, and more. That said, we believe the e-commerce industry continues to have significant tailwinds in terms of its long-term growth opportunity. According to the previously mentioned Euromonitor report, global e-commerce revenue in our core markets is estimated to grow by a compounded annual growth rate of 8% through 2027.
Etsy Marketplace Opportunity
Looking forward, we continue to believe that Etsy has the opportunity to gain share within e-commerce and the broader retail marketplace. We believe that the nature of commerce is continuing to evolve: over the past few years, more people chose to purchase goods online and many consumers looked for special items as an alternative to mass produced goods. In particular, we believe that Etsy has something unique to offer global consumers, given that our sellers’ merchandise is made with creativity and craftsmanship, and often personalized - unlike mass manufactured branded goods, which are ubiquitously available in many locations, online, and off.
We expect that our future success hinges on our ability to highlight our differentiation to global consumers - particularly to help a buyer better understand when to think of Etsy, as well as the quality of what they are buying and who they are buying from when purchasing on Etsy - harnessing the power of our mission to “Keep Commerce Human.” By focusing on the growth strategies outlined in the above sections, our goal is to bring more buyers to the marketplace, and drive frequency of purchasing and the amount of spend on the Etsy marketplace. We’ve outlined below several key growth opportunities for the Etsy marketplace.
Capturing more of our total available market
Using the above mentioned Euromonitor report and other data, we estimate that the online market size across all relevant retail categories for the Etsy marketplace within our six core geographic markets represents an approximately $500 billion market opportunity, and an approximately $2 trillion market opportunity when offline sales are included. The “relevant retail categories” included in our estimate of total market size are apparel and footwear, beauty and personal care, home and living, craft supplies, paper and party, art and collectibles, personal accessories and eyewear, pet care, and toys and games. We believe that since our 2023 Etsy marketplace GMS represented approximately 2% of that online only portion, we have significant opportunity to gain further e-commerce market share. Since our estimated opportunity is focused on our core geographies and retail categories, additional upside to this opportunity could come from further geographic and/or category expansion for the Etsy marketplace.
Driving purchase frequency
As outlined above, about half of our active buyer base shops on Etsy one purchase day per year, with the other half purchasing an average of approximately five purchase days per year. Given our broad array of quality listings, we believe Etsy should be able to drive existing and potential buyers to think of us more often for more purchase occasions, driving long-term growth and market share gains.

Connected to increasing purchase frequency, in 2023, Etsy began to focus on highlighting brand consideration in specific categories and purchase occasions - such as Gifting, Home and Living, and Style (as described above on page 5). For example, we see significant opportunity to expand in the Gifting market, which we estimate represents a $200 billion relevant opportunity, online and offline, in the United States alone, and where we believe the Etsy marketplace has approximately 1% of that market. We recently launched the Etsy Gift Mode feature, designed to deliver a first-class experience to gift buyers and recipients. According to a buyer survey we conducted in 2019, about 45% of all gifting happens for holidays - from seasonal and secular holidays, Valentine’s Day, Mother’s and Father's Day, and more; 45% of gifts are purchased for personal occasions such as birthdays, births, and weddings; and the remaining 10% are 'just because’ gifting occasions - missing a loved one or sending a thoughtful item to a sick relative. We believe a focus on gifting can better connect our global buyers to the millions of unique gifting items offered by our sellers and drive more frequent purchasing among buyers.
Continuing to expand beyond our top geographies
While Etsy more than doubled the number of active buyers on our marketplace from 2019 to a record 92 million in 2023, we continue to believe that there are millions of additional consumers globally interested in unique and creative goods made by independent sellers. We estimate that approximately 30% of adults who identify as women in the United States and the United Kingdom shopped Etsy at least once in 2023, so there are many more millions of women who did not shop on Etsy during that time frame. We estimate our penetration with consumers who identify as men is much lower, with only about 10% of adult men in the United States and United Kingdom having shopped Etsy at least once in 2023. Furthermore, when looking at the next 15 largest markets beyond the United States and United Kingdom, our penetration rate of consumers shopping on Etsy is approximately 80% lower.
Continuing to retain and reactivate lapsed buyers
We continue to have a very large pool of over 100 million lapsed buyers to reactivate, and we expect that for the foreseeable future there will continue to be millions of buyers for us to reactivate each year. We also have a long history of healthy buyer retention and believe this trend can continue. See “The Etsy Marketplace: Our Passionate and Engaged Community” on page 12 for additional details.
Lastly, there are many millions of visitors to the Etsy marketplace each month who do not make a purchase when they visit. We believe that continued improvements in search and discovery and other components of our “Right to Win” strategy can help us better convert visitors into buyers and infrequent buyers into loyal customers.
“House of Brands” Opportunity
Since 2019, Etsy has taken several important strategic actions that deepen or enhance our total market opportunity beyond what is available to us through our Etsy marketplace. These include: our purchases of Reverb (musical instruments) and Depop (expanding our apparel category opportunity in the resale sector). Below we have provided third-party market research into the go-forward opportunities for these marketplaces.
Reverb: According to Music Trades Global Market for Music Products Report (as of December 31, 2022) the total available market opportunity for musical instruments is $24 billion, with approximately $16 billion in new instruments and approximately $8 billion in used instruments, with Reverb having about a 4% market share of the total. Digging a bit deeper, we estimate that Reverb has about 6% share of the available market in the United States, and only 1% share of the international market. We remain optimistic about Reverb’s opportunity for future industry market share gains given its broad and deep range of supply, large and loyal community, and value offered on the marketplace.
Depop: According to a 2023 ThredUp Annual Resale Report, the global secondhand apparel market (including resale and thrifting) is forecasted to grow approximately three times faster on average than the broader global apparel market through 2027, reaching an estimated $350 billion. We believe that Depop is well positioned to capitalize on the strong growth opportunity in the resale market, hinging on its core differentiation including its unique inventory, affinity with Gen Z and Millennial consumer demographics, matching capabilities between buyers and sellers, value offered on the marketplace, trust in the Depop brand, as well as the ‘people powered experience’ offered. Depop is particularly focused on expanding share in the United States resale market, which, according to the same report, is forecasted to grow nine times faster than the broader retail clothing sector and reach about $40 billion by 2027.

Competition
For all of our marketplaces, sellers may choose to list their goods for sale with online retailers or sell their goods through craft fairs and local markets, local consignment and vintage stores and other venues and marketplaces, including through commerce channels on social networks like Facebook and Instagram. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling sellers to sell from their own website or otherwise run their business independently of our platforms. We are able to compete for sellers based on our brand awareness, the global scale of our marketplaces and the breadth of our online presence, our investments in product and marketing for the benefit of our sellers, our tools, education and services which support a seller in running her business, the number and engagement of our buyers, our policies and fees, the effectiveness of our mobile apps, the strength of our communities, and our mission.
In addition, we compete with retailers of all shapes and sizes for the attention of our buyers. A buyer has the choice of shopping with any online or offline retailer, whether large e-commerce marketplaces, national retail chains, local consignment and vintage stores, the brands represented on social commerce channels, resale marketplaces, or other venues or marketplaces. We are able to compete for buyers based on the breadth and quality of items that sellers list in our marketplaces, the ease of finding items, the value and awareness of our brands, the person-to-person commerce experience, customer service, our reputation for trustworthiness, the effectiveness of our mobile apps, the availability of timely, fair, and free shipping offered by sellers to buyers, ease of payment, localization, and experiences targeted based on regional preferences, and the availability and reliability of our platforms.
We also compete for media placements, including with retailers competing for the attention of our buyers.
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
We file patents and register domain names, trademarks, copyrights, and service marks in the United States and abroad. We rely upon unregistered copyrights and common law protection for certain trademarks. We also use internal and external brand protection mechanisms that are intended to protect our brands from misuse by third-parties.
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, unclear, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. In addition, regulatory and other legal proceedings in the United States and abroad continue to pressure the boundaries of marketplace liability for the activities of their sellers and other third parties.
Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, federal and state laws in the United States, E.U. laws, and other national laws govern the processing of payments and consumer protection; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country.
We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of consumer information. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including buyer and seller data.
Many jurisdictions in which we operate have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. In addition, some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. See Part I, Item IA, “Risk Factors—Regulatory, Compliance, and Legal Risks.”

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
Our Approach to ESG Reporting:
We apply similar focus, discipline, and accountability to our environmental, social, and governance (“ESG”) reporting metrics as we do our financial metrics, and we believe that together they make us stronger and more resilient. We use our required filings with the Securities and Exchange Commission (“SEC”), as well as our Investor Relations website and Etsy News blog, as our primary communications channels for information relating to our Impact strategy and progress. We have various approaches for determining what information we disclose in our ESG reporting, including feedback we receive from the financial community and other stakeholders. In addition, we continue to report our ESG metrics using the relevant Sustainability Accounting Standards Board (“SASB”) sector standards for our industry and the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. We also strive to stay abreast of new disclosure regulations that we may be required to comply with so we can develop an action plan and prepare to comply.
We expect to continue to evolve our Impact strategy and ESG reporting in the future as our Impact work at Etsy and the broader industry matures. Our discussion of Impact strategy, highlights, and ESG data includes the operations of our Etsy, Reverb, and Depop marketplaces except where noted.

Our **Impact framework** holistically expresses the positive impact we want our business to have

THE ETSY, INC. MISSION

KEEP COMMERCE HUMAN

THE OVERARCHING IMPACT OF OUR BRANDS: **Create economic Impact Through Entrepreneurship**

ENVIRONMENTAL

Building resilience for the long-term

Net Zero

Sustainable Operations

Marketplace Sustainability

SOCIAL

Ensuring equitable access to opportunity

Prioritizing People

Diversity, Equity and Inclusion

Employees | Suppliers | Creative Community

GOVERNANCE

Fostering a culture of ethics and accountability

Responsible Marketplace Practices

Thoughtful Corporate Governance

Integrated ESG Reporting

Risk Oversight & Management

How We Drive Impact:
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

Marketplace Integration

We are working to integrate our Impact ambitions into how our marketplace platforms are designed and operated, and how our sellers and buyers experience our marketplaces. By making it easier for sellers and buyers to understand their personal and collective impact, we aim to influence more sustainable practices on the seller side while helping buyers make more informed decisions. We are also conscious about using marketing data and marketing images in responsible and ethical ways.

We expect
to continue to
utilize these four
levers to achieve
our Impact goals.

Public Policy - Advocating for creative entrepreneurs, our communities, and the planet

We aim to leverage our engagement with policymakers to advance our commitments to economic empowerment for creative entrepreneurs, equitable access to the digital economy and ecological sustainability. A key aspect of this work is activating the power of our seller community.

Values-Aligned Investment

We're putting our resources behind positive change to enable the communities we are a part of to thrive. Some examples are listed below this chart.

In 2023, Etsy, Inc.’s Advocacy team worked with sellers and policymakers around the world to ensure a voice for small business owners in public policy. We continued to advocate for public policies aligned with the needs of creative entrepreneurs including supporting:
•enhanced access to affordable child care and caregiving leave for micro businesses;
•the rights of small business owners by advocating against new rules that would impose heavy one size-fits-all burdens on small and microbusinesses; and
•decarbonizing transportation for shipping, which supports cleaner air, reduced climate risk, and improved health across the globe.

Impact Investing. In 2022, we set up a $30 million Impact Investment Fund. In 2023, we deployed $19 million of the $30 million in investments that further our Impact strategy. The undeployed portion of the Fund is on deposit at a large Black-led Minority Deposit institution in the United States.

Philanthropy. In 2023, Etsy, together with Etsy marketplace buyers who contributed through the round up feature at checkout, made over $5.1 million in philanthropic donations to organizations driving equitable access to opportunity and direct support for local community based organizations.

Contributing to our Communities. Collectively, we enabled Etsy marketplace, Reverb, and Depop employees to donate 4,860 hours of paid volunteer time off in their communities through Etsy’s Impact Hours program.
We supported our sellers impacted by both natural disasters, such as the devastating fire in Hawaii and earthquake in Turkey, and geopolitical events, by means including but not limited to, deferring our fees.

Purchasing Power. We aim to drive positive impact in our supply chain by investing in strong relationships with our suppliers. We engage on priority impact areas, such as supplier diversity, greenhouse gas emissions, fair wages, and employee benefits programs, at crucial touch points throughout the supplier lifecycle. We conduct regular reviews and conversations to confirm suppliers are upholding agreed upon practices and to identify further areas where we can engage with suppliers. We have a Supplier Code of Conduct designed to ensure that our suppliers are committed to our standards.

Environmental

Building resilience for the long term
Net Zero
Goal: Achieve Net Zero through targets aligned with the science of climate change while continuing to offset our carbon emissions.

Our Net Zero Targets

Scope 1 & 2*	By year end 2030, we aim to achieve a 50% reduction in absolute Scope 1+2 greenhouse gas emissions from a 2020 base year.

By year end 2040, we aim to achieve a 90% reduction in absolute Scope 1+2 greenhouse gas emissions from a 2020 base year.

Scope 3*	By year end 2030, we aim to achieve a 52% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

By year end 2040, we aim to achieve a 97% reduction in Scope 3 greenhouse gas emissions per dollar of gross profit from a 2020 base year.

Offsets	Continue to offset quantified Scope 1, 2, and 3 greenhouse gas emissions annually.

*    Scope 1 emissions include direct emissions such as natural gas and refrigerants used at our facilities. Scope 2 emissions include indirect emissions from the generation of electricity and steam that we may purchase for our facilities. Scope 3 emissions include all other indirect emissions that occur in our value chain such as business travel, employee commuting, and the processing of waste from our operations.
Our Strategy
We believe our Net Zero work strengthens our position as a trusted brand, a core pillar of our long-term strategy, and makes us more resilient, drives efficiencies, and prepares us for anticipated regulations. What’s more, we believe the benefits of reducing emissions resonate beyond our corporate boundaries, contributing to the overall health of people and the planet. We have made consistent progress on our Net Zero goal year over year as seen below:

■ Absolute Emissions	—	2030 Aligned Target	—	2040 Goal

■ Emissions Intensity	—	2030 Aligned Target	—	2040 Goal
Scope of our Net Zero Goal: As of December 31, 2023, our Net Zero goal includes emissions from the Etsy marketplace, Reverb, and Depop, and is set against a 2020 baseline which has been adjusted to exclude Elo7.* The above 2020 and 2021 emissions include third-party assured Etsy marketplace and Reverb data and internally reviewed Depop data. Depop accounted for approximately 6% of these emissions in 2020 and 4% in 2021. Our 2022 and 2023 data includes third-party assured data for the Etsy marketplace, Reverb, and Depop. For additional details about how we quantify emissions, see our GHG inventory and related notes on page 37.
*Our SBTi approved Net Zero goal included estimated emissions for Elo7. In 2023, Etsy completed the sale of Elo7 and, therefore, the estimated Elo7 emissions previously included in our 2020 baseline have been removed resulting in a 0.5% reduction to the 2020 baseline. In accordance with SBTi materiality guidelines, we are not required to submit the adjusted target for revalidation by the SBTi at this time.

Shipping
Emissions from the shipping of items sold in our marketplaces are by far the largest source of our quantified Scope 3 emissions. In 2023, these emissions accounted for 59% of our reported Scope 3 emissions. This represents a 22% intensity reduction relative to 2022 and 43% intensity reduction relative to our 2020 baseline.
We drive reduction in shipping emissions primarily through advocacy, carrier engagement, and product (marketplace) design. In 2023, we advocated for the U.S. postal service’s commitment to exclusively purchase electric vehicles starting in 2026. We also expanded engagement on decarbonization with additional shipping carriers. Lastly, as part of our marketplace sustainability strategy, we deepened our product work to more easily enable buyers to shop locally and reduce shipping emissions. This included running a number of local experiments that resulted in GMS wins and valuable learnings to inform future shipping distance reductions efforts.
Our Supply Chain
Our corporate supply chain emissions are our second largest source of quantified Scope 3 emissions. Through direct supplier engagement, improved data quality (including leveraging more supplier specific emissions data), and supplier selection criteria, in 2023, our reported corporate supply chain emissions intensity decreased by 5% relative to 2022. Our analysis found that 56% of Etsy marketplace’s spend went to companies that have set an emissions reduction goal. We also piloted a new supplier carbon fee program with five suppliers in the fourth quarter of 2023. The program requires suppliers to achieve an A- on the annual Carbon Disclosure Project (CDP) assessment in order to avoid paying a carbon fee. In 2024, we plan to expand the program to additional suppliers while developing more incentives and tools to support our suppliers in measuring, reducing, and reporting their emissions in line with net zero.
Packaging
Emissions from our sellers’ packaging are the third largest source of our quantified Scope 3 emissions. In 2023, these emissions accounted for 12% of our reported Scope 3 emissions, which represents a 7% intensity decrease relative to 2022. Our work to help sellers reduce emissions from packaging is detailed in the Marketplace Sustainability section below.
Carbon Offsetting
We are focused on meeting our long-term SBTi- approved Net Zero goal. However, while we work toward long-term reductions in line with our goal, we are taking immediate action to address our impact through our commitment to purchase carbon offsets in an amount equal to our quantified annual emissions. We consider our Net Zero emissions reduction efforts to be separate, but complementary to our carbon offsetting, and expect to phase down our investments in offsets as we make progress towards our Net Zero targets.
For 2023, we offset Etsy marketplace, Reverb and Depop’s reported Scope 1, 2 and 3 emissions through investments in 468,924 verified emissions reductions (VERs) that, among other things, protect forests, finance solar development, and help develop greener methods for producing auto parts.
Investing in Climate Solutions
In 2023, Etsy allocated $3.0 million of our Impact Investment Fund (mentioned above) to support Greenbacker Capital Management (GCM). This investment supports GCM’s direct investments in renewable energy technology and other energy sector innovations that may reduce reliance on fossil fuels.
Sustainable Operations
Goal: Maintain best-in-class sustainable operations.

Our Sustainable Operations Targets	Our Progress

Source 100% of electricity used by the Etsy marketplace, Reverb and Depop from renewable sources.	Renewable energy sourced for quantified office and remote working electricity usage.

Achieve “Zero Waste” operations at offices where we maintain operational control by year end 2025.	See below.

Achieve a 25% reduction in the intensity of our energy use in offices (kWh/sq. ft.) and for computing (kWh/visit) for Etsy marketplace by year end 2025.	34% reduction since 2016 baseline for offices. 72% reduction since 2016 baseline for computing.

Striving for best-in-class sustainable operations allows us to focus on long-term cost reduction, minimizing waste, and creating a healthier office environment for our employees. In 2023, we continued to make good progress against our goals.

Energy Use
In 2023, our total quantified operational energy footprint was 14,556 MWh, of which 75% was from electricity. This includes energy usage from our office facilities, remote worker energy usage, and Google Cloud computing for the Etsy marketplace. Using our Cloud Jewels methodology, we estimate our energy consumption from Google Cloud in 2023 to have been 6,253 MWh for the Etsy marketplace. For more information on our energy mix, please see our SASB disclosure starting on page 33.
Renewable Electricity
Since 2020, we have sourced renewable energy for the electricity we measured or calculated as used to power our Etsy marketplace and Reverb offices and employees working from home, as well as Etsy marketplace's computing load in Google Cloud. For 2022 and 2023, we also sourced renewable energy for our quantified electricity used to power Depop's offices and used by employees working from home.
This was achieved through our 15-year virtual power purchase agreement (“VPPA”), international renewable energy credits (iRECs), and on-site solar arrays at select offices. Given continued elevated energy costs in 2023, our U.S.-based VPPA generated more settlement credit value than Etsy paid, effectively reducing electricity costs for our U.S. offices.
Energy Efficiency
Our 2023 energy use for Etsy’s offices was 4,326 MWh. In offices where we maintain operational control, we achieved a 34% reduction in energy intensity (kWh/sq. ft.) relative to our 2016 baseline. At our Brooklyn headquarters, we continue to participate in the NYC Mayor’s Carbon Challenge and our ongoing efforts led to a New York City Building Energy Grade of a B.
For Etsy marketplace’s computing energy use, our estimated energy usage per site visit (kWh/visit) decreased by 72% since 2016, largely due to our move to Google Cloud which has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume.
“Zero Waste”
In 2023, Etsy's Brooklyn office headquarters received “Zero Waste” certification through the Total Resource Use and Efficiency (“TRUE”) certification program by Green Business Certification Inc. (“GBCI”) for the sixth year in a row for diverting over 90% of waste from landfill. We expect to pursue zero waste certification for our new Etsy marketplace office in Dublin during 2024 and are working towards zero waste at other offices by the end of 2025. To support our goal, in 2023, we implemented a new tech-enabled system in our Brooklyn office that measures waste streams and contamination in real-time and plan to roll it out to additional offices in 2024.
Marketplace Sustainability
Goal: Establish our marketplaces as destinations for sustainably minded shoppers and conscious living by reducing the environmental impact of shopping and fulfillment lifecycles, and creating experiences that promote circularity.

Our Marketplace Sustainability Targets & Commitments	Our Progress

Monitor and report the percent of active listings that have sustainability attributes, and the percent of sellers who have added a sustainability attribute to at least one listing.	See update below.

For every new item sold, sell at least one used item, and support circularity by increasing orders of used items by 25% by 2025 (from a 2022 baseline).	Sold at least one used item for every new item sold and increased orders of used items by 3%.

Leverage our marketing and product capabilities to facilitate access to circular fashion and inspire more people to shop circular.	See update below.

We believe prioritizing sustainability within our marketplaces creates an opportunity to drive strategic growth and ensure we are our communities’ first stop when they want to shop according to their values. We’re bringing sustainability to life for buyers and sellers in several ways:
Item Sustainability
In 2022, the Etsy marketplace piloted optional sustainability listing attributes that allowed sellers to indicate if their items are made from environmentally conscious materials or are designed to be reusable or to reduce waste.

In 2023, we expanded the program by offering improved seller educational content and testing buyer-facing experiences. On December 31, 2023, 2.6% of active Etsy marketplace listings had at least one sustainability attribute, and 7.7% of sellers with an active listing on the Etsy marketplace had added a sustainability attribute to at least one of their active listings.
Circularity
Our strategy is to inspire and enable people to participate in the circular economy where products and resources remain in use at their highest value across our marketplaces. Our communities are participating in circular systems, from the creative materials they use, to the items they sell, to the packaging they use to ship. Over the course of 2023, sellers created 108 million listings with circular attributes on the Etsy marketplace, Depop and Reverb. Circular attributes on the Etsy marketplace are vintage, upcycled, reusable swaps, and “contains recycled content” (metal, glass, polyester, plastic, paper, or cotton), or “contains vintage gemstones.” On Depop, these listings are indicated as secondhand, reworked, destined for waste, or “made as circular." Reverb listings with circular attributes are those categorized as used.
In line with its mission to make fashion circular, and in support of Depop’s goal to inspire more people to shop circular, we published our first Environmental Impact Measurement Methodology, which details our approach to estimating the environmental impact of secondhand purchases made on Depop compared to brand-new items. We hope that by showcasing the environmental benefits of shopping secondhand rather than brand-new, we can continue to bring circular fashion to more people. Depop also launched “Repop,” a feature enabling users to easily re-list unwanted items they’ve previously purchased on Depop, keeping them circular.
Packaging
As part of our efforts to meet our Net Zero goal, we are helping inform sellers about ways to reduce emissions from the packaging they use to ship orders, through both reused packaging and more sustainable options. In 2023, we continued our partnership with EcoEnclose for both Etsy marketplace and Depop sellers in the United States. Through the partnership, sellers can access and buy affordable packaging made from recycled paper and certified responsibly sourced paper that buyers can also recycle easily at home. The program also supports sellers who reuse existing packaging, through a reused packaging sticker option. We also reinforced the environmental benefit of reused and more sustainable packaging through seller marketing channels and events.
Helping Our Sellers Build Climate Resilience
Our sellers face increasing challenges related to natural disasters. Recognizing this, we have developed a strategy to help sellers build climate resilience focused on recovery and preparedness. In 2023, we expanded our Disaster Response Grant program through Craft Emergency Relief Fund (CERF+), which offers grants to Etsy marketplace U.S. sellers impacted by a Federal Emergency Management Agency (FEMA) declared disaster. We also partnered with Nest, Inc. and the Environmental Defense Fund (“EDF”) to develop open-source resource guides that make it easier for sellers, and U.S. artisans more broadly, to access climate-related disaster information and funding. To drive uptake among Etsy’s U.S. sellers, we’ve adapted these resources into Etsy-specific educational content and seller-facing communications campaigns.

Social

Ensuring equitable access to opportunity
Prioritizing People
As the employee diversity, equity and inclusion programs have matured at Etsy, our value of “embracing differences” remains central. In 2023 we felt it was time to define the strategy that makes diversity, equity and inclusion at Etsy unique - so we developed what we believe is a distinctive approach, utilizing the acronym SIMPLE as defined below:
–Shared. This isn’t one person’s job at Etsy, it’s everyone’s shared responsibility.
–Integrated. Maintaining an equitable workplace remains a key part of our long-term company strategy and we embed this principle into our work across the company.
–Measurable. Monitoring the progress towards our goals, external audits, and engagement surveys keep us accountable.
–People-centered. Our employees are central to People policy decisions.
–Leader-driven. Etsy’s leaders set a positive and inclusive tone from the top.
–Ethical. Diversity, equity and inclusion is ethical. We know we can do well and do good at the same time.
We remain committed to building a workplace where people of all backgrounds and walks of life can thrive. In 2023, we reaffirmed our efforts to grow diverse and inclusive teams because we know diverse perspectives make us a better and stronger business and enhance the culture of Etsy. At Etsy marketplace, we focused on expanding our definition of diversity by placing additional emphasis on accessibility and disability inclusion. We deliberately reinforce inclusive values and practices into key moments in the employee life-cycle such as at New Hire Orientation and Manager Foundations. Across all brands we continued investing in our vibrant Employee Resource Group (“ERG”) programs. Related to these internal efforts is our commitment to driving diversity, equity, and inclusion within the tech ecosystem. This year we donated $150,000 to organizations driving inclusive tech workforce development programs.
Etsy continues to support hybrid working modes, while gathering together periodically with intention and careful planning. We offer paid family leave policies, as well as periodic company-wide “rest and recharge” days to supplement Etsy’s paid time off. Employees may also utilize regular “focus days,” full days where non-critical meetings are canceled and we focus on digging deep into individual work. Etsy also continues to offer mental health days and easy access to mental health benefits to our employees as part of our overall approach to well-being.
We continued our focus on employee engagement in 2023, which is linked with high performance, retention, innovation, and growth. We believe our employees have chosen to work at Etsy because they believe in our action-oriented, values-based, and purpose-driven work culture. In 2023, we conducted engagement surveys of all Etsy marketplace, Reverb, and Depop global employees. Of all employees surveyed across each brand, 85% of Etsy marketplace, 86% of Reverb, and 76% of Depop employees submitted a response. 80% of Etsy marketplace respondents, 72% of Reverb respondents, and 75% of Depop respondents reported favorable employee engagement. See our SASB disclosure on page 34 for more details.
On December 12, 2023, our Board of Directors approved the Restructuring Plan, which included an approximately 11% reduction of the Etsy marketplace workforce. Additionally, in the fourth quarter of 2023 Reverb reduced its workforce by approximately 13%. After giving effect to employee departures in connection with our Restructuring Plan, we had approximately 2,420 total employees worldwide on December 31, 2023, including approximately 240 Reverb employees and approximately 400 Depop employees.
Specifically related to the Etsy marketplace, when we decided to reduce our workforce, our goal was to ensure the new structure was better aligned to our Vital Few business priorities and foundational work streams, while keeping fairness at the forefront of this process. Etsy remains committed to diversity and will be continuing efforts to build diverse, equitable and inclusive teams.
Our employee diversity, equity, and inclusion metrics are reported below as of December 31, 2023 and do not reflect the Restructuring Plan related employee departures that occurred after December 31, 2023.
Employee Diversity, Equity and Inclusion
Goal: Build diverse and inclusive work forces that are broadly representative of their communities.

Our Employee Diversity, Equity and Inclusion Targets	Our Progress

Approximately double (baseline 2018: 8.6%) the percentage of Etsy marketplace U.S. employees who identify as Black, Latinx, or Native American by year end 2025 (Updated target year from 2023).	At December 31, 2023, 15.4% of Etsy marketplace U.S. employees identified as Black, Latinx, or Native American.

For Mexico and Ireland-based Software Engineering teams, achieve approximately two times country-level gender representation benchmark for women and marginalized genders by year end 2027.
–Mexico target: 13%
–Ireland target: 16%
At December 31, 2023: –Mexico: 16.5% –Ireland: 23.8%

Score an 80 or higher on Disability: IN's Disability Equality Index.	2023 score: 100

Reach gender parity at Reverb (increasing women and marginalized genders to at least 50%) by year end 2026.
UPDATED in 2023: By year end 2028, increase representation of women and marginalized gender communities at Reverb to at least 45%.
At December 31, 2023, 35.1% of Reverb employees were women or marginalized genders.

Approximately double the percentage of U.S. employees at Reverb who identify as BIPOC by year end 2026. (Baseline 2020: 16.6%). (Note: Reverb’s definition of BIPOC includes Black, Latinx, Native American, Asian and two or more races.)
UPDATED in 2023: Through year end 2028, maintain representation of U.S. employees at Reverb who identify as BIPOC at or above ~21%.
At December 31, 2023, 21.5% of Reverb U.S. employees identified as BIPOC, up from 18.9% in 2022.

Achieve 35% of underrepresented ethnicities in U.S. and U.K. employees by year end 2028 (Note: Depop defines underrepresented ethnicities as Asian, Black, Mixed and staff identifying as ‘Other,’ including Latinx in the United States.)
At December 31, 2023, 26% of Depop U.S. and U.K. employees identified as underrepresented ethnicities.

Achieve 27% of underrepresented gender identities on engineering and data teams by year end 2028.	At December 31, 2023, 26.8% of Depop employees on engineering and data teams had underrepresented gender identities.

Racial/Ethnic Diversity
In 2018, Etsy marketplace set a goal to double the percentage of Black, Latinx, and Native American (collectively called “underrepresented communities” or “URC”) employees at the company by year end 2023. While we’ve significantly increased racial/ethnic diversity on our U.S. team since 2018, as of December 31, 2023 we’ve come up short of our original goal. We have a strong conviction that diverse and inclusive teams build more creative and innovative solutions that strengthen our business and enhance our ability to better serve wider audiences. We’ve added two additional years to the term of this goal and will continue to report our progress annually.
In 2023, we held onto the progress made between 2019 and 2022. Though the Etsy marketplace did less hiring this year than in the year prior, in 2023, URC employees constituted 18.8% of U.S. Etsy marketplace hires. As a result, at December 31, 2023, URC employees made up 15.4% of Etsy marketplace's U.S. workforce, up from 8.6% in 2018. That represents a 79.1% increase relative to where we began in 2018.
In 2023, Black, Indigenous, and People of Color (“BIPOC”) constituted 53.3% of Reverb’s U.S. hires, up from 27.7% in 2022. As of December 31, 2023, Reverb’s U.S. workforce included 21.5% BIPOC representation, compared to 18.9% on December 31, 2022. In 2023, Reverb’s hiring forecast decreased and Reverb’s diversity goal was adjusted to meet or exceed about 21% BIPOC representation (the previous goal was to double the 2020 benchmark of 16.6%).
In 2023, underrepresented ethnicities at Depop constituted 38.6% of hires in the U.S. and U.K., up from 24.2% over 2022. As of December 31, 2023, Depop’s U.S. and U.K. workforce included 26% underrepresented ethnicities, compared to 30% on December 31, 2022.
Gender Diversity
Etsy proudly maintains approximate gender parity in the overall employee population and among Leadership. We’ve identified Software Engineering as an area for focus on improving gender diversity. In the U.S., at December 31, 2023, the percentage of women and marginalized gender software engineers at the Etsy marketplace was 39.5%. Globally across all functions, at the Etsy marketplace, the representation of women and marginalized gender employees was 52.1% at year end 2023. Women and marginalized gender employees constituted 51.6% of new hires at the Etsy marketplace in 2023.
In 2022 we set goals to increase representation of women and marginalized genders on Software Engineering teams in Mexico and Ireland by the end of 2027. We are proud to be tracking above the goals that were set. As of December 31, 2023, in Mexico, we had 16.5% representation of women and marginalized gender employees, and, in Ireland, we had 23.8% representation of women and marginalized gender employees.
At Reverb, women and marginalized genders made up 45.2% of hires in 2023 compared to 51% in 2022. At Reverb, the representation of women and marginalized gender employees decreased from 36.4% at December 31, 2022 to 35.1% at December 31, 2023. Reverb remains committed to retaining employees from underrepresented communities, including through its mentorship programs.
At Depop, the representation of women and marginalized gender employees was 48.3% of the workforce at year end 2023, with that cohort making up 59.1% of 2023 hires. Depop set a goal in 2023 to achieve 27% representation of women and marginalized gender employees on the engineering and data teams by year end 2028. As of December 31, 2023, we had 26.8% women and marginalized gender representation on those teams, up from the baseline of 20% at December 31, 2022.

Expanding Our Understanding of Diversity
As Diversity, Equity and Inclusion at Etsy matures and evolves, so does our shared understanding of diversity. While our goals remain dedicated to creating a positive and inclusive workplace for all employees and addressing gaps in representation, we are making a concerted effort to view diversity as an expansive concept. For example, employees have an opportunity to self-identify, via secure survey, not only their gender and racial identity, but also their disability status, sexual orientation and veteran status. That data is used for aggregate reporting, and to inform programming and benefits needs. In 2023, we took important steps to deepen disability inclusion as described further below. Additional information on our Diversity, Equity and Inclusion can be found at careers.etsy.com/dei.
Our core ERGs continue to thrive, with ten formalized groups for the Etsy marketplace. The Diversity, Equity and Inclusion team also supports additional internal communities representing Interfaith, MENA (Middle Eastern and North African), Muslim, and Veteran identities. ERGs at Reverb have grown to include six formal groups and Depop has established four ERGs this year. ERG leaders receive a stipend in recognition of their contribution in building a culture of inclusion. Etsy marketplace’s ERGs also continue to utilize philanthropic giving to amplify their community building contributions.
In 2023, Etsy marketplace continued expanding the Dens program that is open to all employees. Dens are peer cohorts that meet regularly for facilitated dialog on leadership and the challenges we face at work. The program includes an option for identity-based cohorts that we call “Affinity Dens” for Asian, Black, and Latinx identifying employees, LGBTQ+ employees, neurodiverse employees, people with disabilities, as well as women and marginalized gender employees. Etsy marketplace’s Mentorship Circle Program also offers robust supports for Etsy employees, including those from underrepresented racial communities, employees with disabilities, neurodiverse employees, and LGBTQ+ employees. Reverb and Depop also support mentorship programs in cooperation with their respective Diversity, Equity and Inclusion leaders. Depop ran an Inclusion Week which offered an allyship panel and activities to promote ERG participation.
Progress On Disability Inclusion
In 2022, we set an ambitious goal to prioritize Disability Inclusion and Accessibility for employees at our Etsy marketplace, and the Etsy marketplace committed to scoring an 80 or above on DisabilityIn.org's Disability Equality Index in 2023. This commitment enabled us to create a roadmap of enhancements across our programs, policies, and practices for the Etsy marketplace - and we are proud to have achieved a score of 100 as a result. Examples of our enhancements include developing and implementing Disability inclusion training modules for new hires and managers, adding accommodations language to our recruiting content, training talent acquisition partners to effectively and inclusively recruit and work with candidates with disabilities, and updating our U.S. and U.K. self-identification questions on disability status for employees. Our CEO, Josh Silverman, also signed onto a public pledge of support for disability inclusion in the workplace with the “CEOs are IN” pledge. We are committed to maintaining a best in class score in 2024 for the Etsy marketplace, as well as engaging Reverb and Depop in benchmarking their current practices in order to build a roadmap of similar improvements for their respective organizations.
We believe a central measure of our progress is evident in employee self-disclosure of disability status. Without reason to share or enough trust between a company and its employees, individuals are unlikely to self-disclose. In 2023, 10.7% of U.S. and U.K. Etsy marketplace employees disclosed that they have or have had a disability.
Pay Equity & Pay Band Visibility
Etsy takes proactive measures at each step of the employee journey in order to ensure fair pay practices. At the recruiting stage, we determine compensation packages within our existing frameworks by comparing outgoing offers to internal roles with comparable experience. During compensation reviews, we use guideposts when determining the size of merit and promotion increases and bonuses based on performance outcomes. Additionally, all compensation recommendations are reviewed by designated Human Resources Business Partners and senior leadership to ensure equity. Etsy also periodically makes market-based adjustments to compensation that we apply consistently within and across teams, to ensure pay for internal employees is aligned with that of new hires.
As part of our commitment to fair pay practices, we completed our most recent biennial Pay Equity analysis, conducted by a third-party consulting firm, in 2022. The purpose of this analysis is to look at pay across jobs and levels to ensure our practices are fair and consistent and that compensation is not influenced by gender, or race/ethnicity.
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
We also introduced pay band visibility in 2022 at Etsy and Reverb. We believe disclosing individual pay band information is an important component of equitable pay practices and helps our employees and prospective candidates better understand what factors contribute to pay decisions and pay progression for their roles.

Supplier Diversity, Equity and Inclusion
Goal: Create an equitable and sustainable supply chain that supports our “House of Brands” while reducing our carbon footprint, supporting diverse businesses and bringing new economic opportunities to our suppliers and their employees.

Our Supplier Diversity, Equity and Inclusion Target	Our Progress

Achieve $120 million in cumulative diverse* supplier spend from January 1, 2022 through year end 2025.
*    Diverse supplier is defined as woman-owned, disability-owned and LGBTQ-owned globally; as well as underrepresented racial communities (Black, Asian-Indian, Asian-Pacific, Hispanic/Latinx, Indigenous) and veteran-owned in the United States.
$55 million in cumulative diverse spend from January 1, 2022 through December 31, 2023.

Supplier Diversity
Etsy renewed our commitment to enable equitable access to economic opportunities by launching a new Supplier Diversity Program in 2023, including a target to reach $120 million in diverse spend across our “House of Brands” by 2025. In line with our expectations, from January 1, 2022 through December 31, 2023, we achieved $55 million in spend with diverse owned suppliers, as defined above, across our “House of Brands.”
Critical to success for our program, we invested in foundational work designed to allow us to expand and mature our program in the coming years. We added Depop into our supplier Impact vetting process to track diverse supplier spend across the entire “House of Brands.” We automated our internal reporting processes and streamlined data collection, enabling us to identify opportunities to source new suppliers or deepen and consolidate spend with others.
To further our engagement with minority-owned suppliers, we became a corporate member of the National Minority Supplier Development Council (NMSDC), a nationally recognized nonprofit certifying body and corporate network. We kicked off efforts to utilize their verified NMSDC database to identify current suppliers that are certified minority-owned and identify additional diverse suppliers to build out our pipeline.
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
In 2023, we continued to educate our vendor partners who employ contractors who do work for Etsy on Etsy’s aspirational guidelines for employment practices. We continued a process to survey and evaluate our third-party partners across key practices. Where we identify gaps, we open dialogues with our vendors, using these guidelines as a north star:
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
Creative Community Diversity, Equity and Inclusion
Goal: Build Marketplaces that are Diverse, Welcoming and Inclusive Places to Sell and Shop, and Drive Equity within Creative Communities.

Our Creative Community Diversity, Equity and Inclusion Targets & Commitments

In 2023, set a 5-year public target for how many economically disenfranchised, creative businesses we will strengthen through our investments in social impact and innovation.
UPDATED: Provide programs and services to support economically disenfranchised creative businesses.

Aim to include at least 45% Black and Brown skin tones in marketing assets on Etsy-owned and Etsy-managed channels in the United States.

In 2023, set a 5 year public target for the promotion of underrepresented seller shops through merchandised experiences that broadly aligns with representation in our communities.
UPDATED: Continue to showcase products made by a diverse community of sellers and enable buyers to support shops run by underrepresented sellers.

Aim to invest in programs or initiatives that drive equity for underrepresented communities on Depop.

Following last year’s consolidation of our Marketplace Diversity, Equity and Inclusion and Social Innovation goals under a single Creative Community Diversity, Equity and Inclusion goal, we set out to develop targets to guide our work over the long term, while continuing to drive our social impact programs that support creative entrepreneurs. We're evaluating efficient mechanisms to set targets and collect reliable data consistently. In the meantime, we remain steadfast in our work to create pathways for equitable access to economic opportunity through creative entrepreneurship.
Commitment to Diverse Imagery
In 2023, we worked to ensure that the images we proactively created and shared in our Etsy marketplace were broadly representative of the communities in which we live. In 2023, 49.7% of the people in marketing assets on Etsy marketplace-owned and Etsy marketplace-managed channels in the United States had black or brown skin tone representation or were identified as people of color.
Commitment to Economic Opportunity
Etsy understands the critical role creative entrepreneurship can play in building economic independence and freedom for communities and has long been committed to utilizing our marketplace to help makers with a creative idea build a business online. Our work aims to ensure that the pathways to creative entrepreneurship are available to all.
Etsy marketplace’s Uplift Initiative focuses on supporting creative entrepreneurs facing challenges such as lack of access to an internet connection or limited digital skills and capital to grow their businesses. In addition to Etsy’s contributions to the Etsy Uplift Fund, in 2023 U.S. buyers elected to donate the change on their orders 4.2 million times. This enabled us to distribute $3.55 million in grants on behalf of Etsy and our buyer community to support organizations driving resources to creative entrepreneurs. This year’s grantees include:
–Accion Opportunity Fund - a nonprofit organization committed to providing small business owners with access to capital, networks, and coaching, that will extend tailored support to creative entrepreneurs.
–DreamSpring - a Community Development Finance Institution (“CDFI”) working to revitalize communities through their support of small businesses across the United States, with an emphasis on comprehensive programming to support the growth of creative businesses.
–Hello Alice - a small business community catalyzer championing entrepreneurship that will provide direct services aiming to help creatives launch and grow healthy businesses.
–Nest - a leading nonprofit driving access to economic opportunity for makers in the handcraft sector that will expand financial readiness and business growth for artisans.
In 2023, the Uplift Makers program carried on Etsy’s commitment to supporting heritage artisan communities in gaining economic independence through inclusion in the digital economy. In addition to growing the number of makers within prior cohorts, this year we expanded the footprint of our work with the Oaxaca Artesanía Collective, a group of skilled craftspeople from Oaxaca, Mexico. Uniting traditional artistry that has spanned generations with their own modern interpretations, these makers utilize their pieces to honor their traditions and share their culture with buyers. Over $285,000 in sales was generated in 2023 by Uplift Maker shops.
Investing in the Creative Economy
Etsy’s investments also drive forward positive impact for entrepreneurs. In 2023, our Impact Investment Fund invested $16 million with the hope to propel economic growth for entrepreneurs via:
•Grameen America - this allocation supports the growth of microloans available for low-income women business owners and their overall financial stability.
•Community Investment Management (CIM) - this investment provides capital to demonstrate and scale responsible innovation in lending for underserved communities.
•Local Initiatives Support Corporation (LISC) - this investment is focused on growing investment capital opportunities to creative businesses or projects that support those in creative industries in under-resourced neighborhoods in the United States.

These investments provide capital and wrap around business support services to entrepreneurs, particularly business owners who face barriers to access that impede their ability to grow.
Commitment Across our “House of Brands”
Supporting our communities is important for all of our brands. Reverb Gives advances music programs globally and in 2023 provided access to musical equipment by distributing approximately $86,000 in purchase credits and awards. In 2023, Depop surveyed more than 14,000 users to understand the make-up of its community, their inclusion sentiment and the barriers to success they faced with a view to inform our marketing and Impact programming in 2024. Depop also conducted an accessibility audit of its app on both iOS and Android in the fourth quarter of 2023 with a view to running accessibility user testing and starting to address areas for improvement in 2024.
Workforce Metrics
Our mission is to “Keep Commerce Human.” Our Diversity, Equity and Inclusion goals are integral to who we are as a company: namely, marketplaces and workplaces that are made stronger by the unique and special qualities of our communities.
We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Our metrics as of December 31, 2023 do not give effect to any Restructuring Plan employee departures that occurred after December 31, 2023. Overall metrics include all employees globally. Leadership is defined as Director level and above. Tech employees are defined as those employees who work on Product, Engineering, Analytics, and HR Information and Financial Systems Administration teams. Engineering employees are defined as those employees who work within the Engineering Job Family Group. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics represent our global employee base, while race ethnicity metrics represent U.S. only in the below graphs and table.
We remain dedicated to diversity at the Board level. In 2022, our Board of Directors strengthened its commitment to diversity by specifically requiring that any initial list of candidates considered by the Nominating and Corporate Governance Committee for nomination to our Board of Directors include at least two qualified candidates with diversity of race, ethnicity or gender. Etsy expects to provide additional disclosures on Board of Directors diversity in our Proxy Statement for our 2024 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. Our 2022 consolidated equal employment opportunity (EEO-1) report can be found on our Investor Relations website.

Gender Metrics - Global

Board of Directors	Overall	Leadership	Tech	Engineering	Other Business Roles

■ Female	■ Male	■ Additional Genders	■ Not Declared
†    Etsy commissioned an external third-party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com. For Gender Metrics, 2021 includes Etsy marketplace and Reverb, 2022 includes Etsy marketplace, Reverb, Depop, and Elo7 (divested), and 2023 includes Etsy marketplace, Reverb, and Depop.

RACE & ETHNICITY METRICS - U.S. ONLY

	Board			Overall			Leadership			Tech			Engineering			Other Business Roles
	2021	2022	2023	2021†	2022†	2023†	2021†	2022†	2023†	2021†	2022†	2023†	2021†	2022†	2023†	2021†	2022†	2023†
American Indian or Alaska Native	—%	—%	—%	0.1%	0.2%	0.1%	—%	—%	—%	0.2%	0.2%	0.1%	0.3%	0.2%	0.1%	—%	0.1%	0.2%
Asian	—%	—%	—%	18.9%	18.7%	20.5%	15.6%	14.1%	15.8%	24.7%	24.0%	25.6%	24.2%	24.5%	25.4%	9.8%	10.2%	11.3%
Black/ African American	22.2%	22.2%	22.2%	6.1%	7.1%	7.3%	6.1%	6.2%	5.5%	5.4%	5.6%	5.9%	5.6%	4.8%	5.1%	7.2%	9.5%	10.2%
Hispanic	—%	—%	—%	6.3%	7.3%	7.2%	3.3%	4.0%	3.6%	5.0%	5.7%	5.9%	5.6%	5.9%	5.6%	8.5%	9.9%	9.8%
Two or More Races	—%	—%	—%	3.7%	3.5%	3.6%	2.2%	2.2%	1.6%	3.9%	3.6%	3.8%	4.4%	3.9%	4.3%	3.1%	3.2%	3.0%
White	77.8%	77.8%	77.8%	61.2%	60.2%	58.5%	70.0%	71.8%	71.5%	57.0%	58.1%	55.8%	55.6%	57.3%	56.2%	67.8%	63.8%	62.7%
Not Declared	—%	—%	—%	3.7%	3.0%	2.9%	2.8%	1.8%	2.0%	3.8%	2.8%	2.8%	4.4%	3.4%	3.2%	3.6%	3.3%	2.9%
† Etsy commissioned an external third-party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com. For Race & Ethnicity Metrics, 2021 includes Etsy marketplace and Reverb, and 2022 and 2023 include Etsy marketplace, Reverb and Depop.

AGE METRICS - GLOBAL*

2021†	2022†	2023†

■ 24 years and younger	■ 30-34 years	■ 40-49 years
■ 25-29 years	■ 35-39 years	■ 50+ years

*Age Not Declared was .2% in 2021, .1% in 2022, and .04% in 2023.
† Etsy commissioned an external third-party to perform attest procedures with respect to our diversity metrics for the reporting period. Full details and data methodology are available at investors.etsy.com. For Age Metrics, 2021 includes Etsy marketplace and Reverb, 2022 includes Etsy marketplace, Reverb, and Depop, and Elo7 (divested), and 2023 includes Etsy marketplace, Reverb and Depop.

Governance

Fostering a culture of ethics and accountability
Responsible Marketplace Practices
The trustworthiness of our marketplaces and the connections among our buyer and seller communities are the cornerstones of Etsy’s business. For more information, please see Part 1, Item 1, “Business—Primary Business Drivers—Trust & Safety” of this Annual Report.
Thoughtful Corporate Governance
Our corporate governance practices include an independent Board Chair, a fully independent Board of Directors (except for our CEO), independent Committee members, sophisticated and fully engaged directors with different areas of relative expertise and additional dimensions of diversity, and a balanced distribution of director tenure. For a more complete description of our corporate governance practices, please refer to our Proxy Statement for the 2024 Annual Meeting of Stockholders. More information on our governance policies and guidelines is available at the Investor Relations section of our website.
In alignment with our mission to “Keep Commerce Human” and as part of our commitment to upholding and promoting human rights across our marketplaces and throughout our value chain, we published our Human Rights Commitment in 2023. In 2023 we also published our Modern Slavery Statement, developed roadmaps for updating our supplier selection and management processes, made updates to our Supplier Code of Conduct to more explicitly include human rights, and clarified and expanded upon elements of our Imagery of Minors policy. And while the connections we facilitate are uniquely human, they are rendered ever more seamless by the power of technology and artificial intelligence (AI). In 2023, we formed a cross-functional working group that reports to our Chief Technology Officer on the responsible use of AI across our marketplaces, in our operations, and through our partnerships.
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
Risk Oversight and Management
One of the key functions of our Board of Directors is to provide informed oversight of our risk management processes. While management is responsible for day-to-day management of the material risks we face, our Board of Directors is responsible for risk oversight. Since 2019, Etsy has had a Risk Steering Committee, which consists of a cross-functional management team that meets regularly to review and discuss the significant risks facing Etsy. Periodic reports on material risk are provided to the full Board of Directors or to the Board Committee assisting the Board of Directors with oversight of management of the particular risk. The Risk Steering Committee also periodically considers areas of new or evolving risks and works to understand risk analyses and establish appropriate mitigation plans. For more information on risk oversight generally, please see “Board Oversight of Risk” in Etsy’s Proxy Statement. For information on how we manage our climate related risks, please refer to our complete TCFD response beginning on page 38 of this Annual Report. For information on how we manage our cybersecurity risks, please refer to Item 1C, beginning on page 71 of this Annual Report.

SASB Disclosure
The Sustainability Accounting Standards Board’s (“SASB”) mission is to develop sustainability metrics for public corporations to disclose material, decision-useful information to investors. Etsy’s disclosures are designed to provide comparable and consistent data. We have included below the metrics from SASB’s Consumer Goods Sector – E-Commerce industry standard that are relevant to our business. Unless otherwise noted as relating to Etsy marketplace, Reverb, or Depop, information in this section applies to Etsy, Inc. and all of its subsidiaries.

SASB Metrics
SASB Code	Metric		2021	2022	2023
CG-EC-000.A	Entity-defined measure of user activity	Active buyers (thousands)	96,336	95,076	96,483
		Active sellers (thousands)	7,522	7,470	9,035
		•2021 and 2022 Active buyers and Active sellers includes Etsy marketplace, Reverb, Depop and Elo7, while 2023 excludes Elo7 (divested).
CG-EC-000.B	Data processing capacity
•In February 2020, we completed our full migration to Google Cloud for the Etsy marketplace. Reverb and Depop use Amazon Web Services (AWS) for their cloud computing needs.
•Our Etsy marketplace cloud migration has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume.

	Percentage outsourced		100%	100%	100%

Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh (Etsy marketplace)		5,362	6,379	6,253
	Percentage renewable energy (Etsy marketplace)		100%	100%	100%
	Percentage grid electricity (Etsy marketplace)		100%	100%	100%
CG-EC-130a.3
Discussion of the integration of environmental considerations into strategic planning for data center needs.
•For 2023 we continued to meet our goal to source renewable electricity for our Google Cloud computing for the Etsy marketplace, and we have a 2025 goal to reduce the intensity of our energy use by 25% from a 2016 baseline. These goals are included as key considerations as we plan for our computing needs, and have been a focus of our sustainability efforts. When transitioning to a cloud computing infrastructure, we selected Google Cloud, a partner that shares our commitment to 100% renewable electricity, for the Etsy marketplace. Their highly efficient data centers have helped us save significant overhead energy. We achieved a 72% reduction in energy intensity (kWh per site visit) from computing between 2016 and 2023, despite substantial growth in our business over the same period.
•We actively monitor and manage energy consumption from our computing infrastructure for the Etsy marketplace. For 2023, we estimate that our energy consumption in Google Cloud was 6,253 MWh, based on a methodology developed by Etsy and reviewed by industry experts (our “Cloud Jewels methodology”). Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2023 hardware infrastructure energy footprint does not include Reverb, Depop, or Elo7 (for the partial year owned) as we are not currently able to calculate energy usage from AWS, but we do include the emissions from Reverb and Depop’s hardware infrastructure in our Scope 3 Purchased Goods and Services calculations.
•In 2018, Etsy entered into a virtual power purchase agreement for solar energy generated in Virginia. This project is providing us with renewable attributes to apply to the energy consumed by our operations and computing infrastructure, furthering our goals of creating a cleaner internet and reducing our impact on the planet.

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
•Among other things, our Privacy Policy and Cookies & Similar Technologies Policy cover the user information that Etsy collects or receives, the choices and control that a user has in relation to their data including based on type and sensitivity by region and worldwide, the purpose for which Etsy uses such information (including first and third-party advertising purposes), our policies relating to our usage and sharing within Etsy, its affiliates and third-party partners, disclosures about third-party partner privacy policy and options, and user controls for sharing and controlling such information with third-parties.
•Depop and Reverb each have separate policies in place that address similar privacy matters.

Data Security
CG-EC-230a.1
Description of approach to identifying and addressing data security risks.
•Data security is overseen by our Chief Technology Officer (“CTO”) assisted by our Chief Information Security Officer (“CISO”) .
•We strive to protect sensitive information through various means, such as technical safeguards, procedural requirements and policies, an intensive program of monitoring on both our web platform and within our corporate network, regular testing of aspects of our security posture internally and with outside vendors, a robust incident response program, and regular training for employees.
•In 2021, to provide for more focused oversight of rapidly evolving information security risks and mitigation strategies, we expanded the role of the Audit Committee of our Board of Directors in the oversight of Etsy’s technology and information security policies and practices, and the internal controls relating to information security, and the steps taken by management to identify, monitor, and control these exposures. In December 2023, we formed a Risk Oversight Committee of the Board of Directors and moved assisting the Board of Directors with its oversight of technology and information security risks to the Risk Oversight Committee.
•Our Board also periodically participates in tabletop exercises conducted by senior management, with the assistance of outside counsel as needed, as part of risk management and disaster-related planning to validate, test, and assess the effectiveness and adequacy of certain roles and decision-making processes in the event of a cyber-incident.
•Further information can be found in our Data Privacy & Security policy on our Investor Relations site. Reverb and Depop also have similar policies that can be found on their respective websites.

Employee Recruitment, Inclusion and Performance
SASB Code	Metric	2021	2022	2023
CG-EC-330a.1	Employee engagement as a percentage (Etsy marketplace)	75%	77%	80%
	Employee engagement as a percentage (Reverb)	75%	75%	72%
	Employee engagement as a percentage (Depop)		72%	75%

Employee engagement as a percentage and discussion of methodology.
•In May 2023, we conducted separate engagement surveys of Etsy marketplace employees and Reverb employees. Of employees surveyed, 85% of Etsy marketplace and 86% of Reverb employees submitted a response, and 80% of Etsy respondents and 72% of Reverb respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 64 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, and two free-text questions to which employees were asked to write out a response for Etsy marketplace. At Reverb, the Culture Amp survey consisted of 60 rating questions, three free-text questions and two multiple choice questions.
•During July 2023, Depop conducted its most recent bi-annual engagement survey through Peakon. 76% of employees submitted a response, with a resulting engagement score of 7.5 (75%). This is the average score given by respondents to four key engagement questions, all of which are rated on a scale of 1-10. This score has been converted into a percentage based on the overall engagement score.

SASB Metrics
SASB Code	Metric	2021	2022	2023
CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions	See Workforce Metrics section for details starting on page 30.
	Discussion of diversity and inclusion strategy and performance	See Social section for details starting on page 24.
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders	5.6%	3.8%	3.7%
Product Packaging and Distribution		Etsy Marketplace, Reverb	Etsy Marketplace, Reverb, Depop	Etsy Marketplace, Reverb, Depop
CG-EC-410a.1	Total greenhouse gas (“GHG”) footprint of product shipments in metric tons CO2e	363,361 †	339,395 †	276,559 †
	Total greenhouse gas (GHG) footprint of packaging in metric tons CO2e	63,645 †	57,911 †	56,826 †
CG-EC-410a.2
Discussion of strategies to reduce the environmental impact of product delivery.
•The delivery of products sold on our marketplaces represents the majority of Etsy’s carbon footprint. As peer-to-peer marketplaces, we do not directly control seller shipping or the associated logistics networks; however, we are committed to addressing carbon emissions from shipping and packaging. For more information see our Net Zero progress on page 21.
•For 2023, we offset quantified emissions generated from shipping and packaging on the Etsy, Reverb, and Depop marketplaces through investments in verified emissions reductions. This allows us to take immediate action while we work toward our Net Zero goal.
•In addition, we take action in support of policy solutions that we believe will help drive carbon reduction from product delivery in the long-term. In 2023, we advocated for the U.S. postal service’s commitment to exclusively purchase electric vehicles starting in 2026, an action that will support cleaner air, reduced climate risk and improved health across the globe.
•We continued our partnership with EcoEnclose in 2023. See our Marketplace Sustainability section on page 23 for more details.
•We continue to collaborate with peers, vendors, and NGOs on industry-wide efforts to drive efficiency and resilience in the shipping and logistics sector.

Greenhouse Gas (“GHG”) Emissions Summary (tCO2e)	Etsy Marketplace, Reverb	Etsy Marketplace, Reverb, Depop	Etsy Marketplace, Reverb, Depop
GHG Emissions by Scope	2021	2022	2023
Scope 1	350†	371†	330†
Scope 2 - Market	0†	0†	0†
Scope 2 - Location[1]	420†	542†	813†
Scope 3	548,900	531,638	468,594
Scope 3 Emissions Intensity (tCO2e/ million $ gross profit)		293	246
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services[2]
Purchased Goods & Services (excluding Computing)	97,302†	106,434†	102,157†
Cloud Computing - Google Cloud (Etsy Only)	13,623†	12,054†	15,397†
Other Computing	466†	1,836†	2,012†
Category 3: Fuel & Energy Related Activities[3]
Fuel & Energy Related Activities Not Included in Scope 1 or Scope 2	2,711	3,429	251
Category 5: Waste Generated in Operations
Waste	3	5	6
Water	4	4	9
Category 6: Business Travel[3]
Air Travel	67†	1,067†	4,093†
Other Business Travel	9	163	462
Category 7: Employee Commuting[3]
Commuting	83	1,042	344
Remote Workers	1,066	1,401	754
Category 9: Downstream Transportation & Distribution
Shipping	363,361†	339,395†	276,559†
Packaging	63,645†	57,911†	56,826†
Category 11: Use of Sold Products[3]
End User Energy Use	6,560†	6,897†	9,724†
Additional Environmental Metrics (unit of measure)
Energy (Megawatt hours)
Offices - Electricity			2,568
Offices - Heating			1,758
Remote Working - Electricity			2,106
Remote Working - Heating			1,871
Refrigerants (tCO2e included in Scope 1)			11
† Etsy commissioned an external third party to perform attest procedures with respect to our carbon and energy metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

Notes on Our GHG Inventory
We note that the above emissions do not include any net calculation for the application of carbon offsets.
For 2021, emissions generated from our co-located data centers are included in Scope 2 emissions; we did not have operations in any colocated data centers in 2022 or 2023.
In 2022, we included emissions from Depop in our above calculations. For Scope 3 - Category 1, we utilized publicly available emissions data to derive emissions calculations for several suppliers that may cause this data to not be as comparable year-over-year. For the subsection of Scope 3 - Category 1, Cloud Computing - Google Cloud (Etsy marketplace only), we calculated the emissions partly with data provided by Google and partly by our own calculation of their market-based emissions. Using Etsy’s Cloud Jewels methodology, we estimated our Google Cloud Platform’s Scope 2 energy usage and with Google’s agreement, retired REC’s on behalf of this energy usage, thus reducing our supplier emissions from Google Cloud.
In 2023, we made the following updates to our methodology for quantifying our GHG inventory:
1 We moved to a new carbon data management vendor allowing us to derive a portion of our quantified Scope 2 location-based emissions with different and more commonly used emissions factors, resulting in an increase of emissions compared to the emissions factors used in 2022.
[2] Our new carbon data management vendor derived our emissions for Scope 3 - Category 1 and included calculations to account for inflation or deflation which resulted in a decrease in emissions due to spend amounts shrinking when adjusting the dollar value from 2012 to 2022. Our vendor also derived more supplier specific emissions factors based on publicly available data from some suppliers, resulting in a decrease in emissions as the emissions data from suppliers were lower than the average EPA EEIO factors previously used. Additionally, we updated our Google Cloud Platform emissions calculation by obtaining emissions data directly from Google, resulting in an increase in emissions as the data for Scope 2 Market-based emissions was higher than estimated in 2022.
3 We re-categorized emissions from upstream and fuel and energy related activities that were a result of Business Travel, Commuting, and End User Energy from Scope 3 Category 3 into Scope 3 Categories 6, 7, and 11 respectively, resulting in increased emissions in these categories and a decrease in Scope 3 Category 3 emissions. We note that this change did not have an impact on overall emissions as it is just a re-categorization. Additionally, in Scope 3 - Category 6, our calculation of Air Travel emissions was changed to include emissions from radiative force in the emissions factors, resulting in an increase in emissions, as radiative forcing includes calculations with a higher global warming potential than those without. In Scope 3 - Category 7, we updated our calculations for employee commuting to use data from government sources and data aggregators.
Overall the changes in methodology in 2023 decreased our calculated emissions when compared to methodologies previously used.
As a result of the above changes in scope, methodology, and our continued efforts at further accountability, some categories of emissions data are not comparable from year to year. Additional details regarding the scope and data methodologies used to calculate our GHG emissions data can be found on our Investor Relations website.

The Task Force on Climate-Related Financial Disclosures
Etsy treats climate change and its related impacts seriously. Since 2020, we have reported enhanced climate-related disclosures in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. TCFD provides a framework with four thematic areas — Governance, Strategy, Risk Management, and Metrics and Targets — and eleven recommended disclosures. The following disclosures provide information intended to address each recommendation, including references to other publicly available sources for related information. ESG and climate governance as well as our Impact Strategy are set at an Etsy, Inc. level while the results from the climate risk assessment discussed in this section are limited to the Etsy marketplace. While we have identified and disclosed a number of relevant climate-related risks, we have determined that at this time none of these risks represent a material short-term risk to our business. For a discussion of certain risks we are exposed to in the normal course of our business activities, see Part I, Item 1A, “Risk Factors.”
Governance
Board of Directors oversight of climate-related risks & opportunities
Etsy’s full Board of Directors has overall responsibility for oversight of risk management at Etsy, including management of climate risk. The charter of the Nominating and Corporate Governance Committee (the “N&CGC”) of our Board of Directors provides that the N&CGC has responsibility for periodic review of our environmental and social Impact goals and our progress towards those goals. We typically report on our progress towards our Impact goals to the N&CGC or the full Board of Directors two times a year. Historically, the full Board of Directors received briefings, generally quarterly, on risk management-related topics. To assist our Board of Directors with its oversight of Etsy’s management of risk exposures and processes for monitoring and mitigating risk, the Board of Directors recently formed a Risk Oversight Committee. Starting in 2024, we anticipate that many of the briefings on risk-management-related topics will be done at the Risk Oversight Committee. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors and to Board Committees. (For a description of the Risk Steering Committee’s activities, see below.)
The full Board of Directors is responsible for reviewing significant acquisitions and other large scale capital expenditures. One of the criteria we use when evaluating acquisition opportunities is whether the transaction aligns with our mission, strategy, and values, including our Impact focus. In addition, the Audit Committee of the Board of Directors oversees the disclosure in our Annual Report, which includes Impact disclosures, and our auditor’s review of our Impact disclosures, and our Compensation Committee oversees our talent and employee development programs including our policies and strategies regarding diversity and inclusion. One member of our Board of Directors is experienced in sustainability accounting practices and is a Sustainability Accounting Standards Board (“SASB”) FSA Credential Holder. Information about Etsy’s Board of Directors and its Committees, including their charters and membership, is available in the Governance section of our investor relations website.

Management’s role in assessing and managing climate-related risks and opportunities
Our Executive Team, including our CEO and CFO, review our environmental goals annually. Our CFO approves material capital expenditures, including those related to climate-related issues, such as renewable energy projects, and investments in verified emissions reductions.
Oversight of climate risk at Etsy is supported by the Risk Steering Committee, a cross-functional management team which includes our CEO and CFO. This Committee meets at least quarterly to review and discuss the significant risks facing Etsy and its deliberations inform the risk management-related topics elevated to the Board of Directors and the Board Committees.
Etsy’s Sustainability team, led by the Senior Director of Impact and Sustainability (the “I&S Sr. Director”), oversees Etsy’s sustainability strategy and implementation, which includes climate impacts. The I&S Sr. Director reports to the GM, International and VP, Marketplace Initiatives, who reports to the Chief Operating and Marketing Officer, who is the Executive Sponsor for Etsy’s Impact strategy. The I&S Sr. Director presents progress on environmental metrics each quarter to the Senior Leadership Team, including the CEO and CFO. Etsy also has three cross-functional Impact Working Groups that all meet at least quarterly to manage the implementation of Impact projects and reporting.

Strategy
Climate-related risks and opportunities identified & impact on strategy
Etsy’s climate strategy is informed by periodic identification and prioritization of climate-related risks and opportunities. To date, while we have identified relevant climate risks, we have not identified any climate-related risks which are reasonably expected to have a material short-term impact on financial or strategic business operations. We believe that this is largely due to the Etsy marketplace’s business model, the wide geographic distribution of our seller and buyer base, and our long-standing work to mitigate climate risks. However, due to the systemic nature of climate change and its intensifying global impacts, we are continuing to monitor and manage both climate-related risks and opportunities.
The following disclosures highlight the climate-related impacts identified for the Etsy marketplace, as well as the ways in which our ESG strategy seeks to mitigate risks and leverage opportunities. We define short-term impacts as those expected to occur within 0-2 years, medium-term impacts as those expected to occur within 2-5 years, and long-term impacts as those expected to occur after 5 or more years. Etsy, Inc.’s Impact goal-setting process considers these climate-related impacts.
Identified Climate Opportunities & Management Response

Class	Opportunity Description	Horizon	Management Response
Energy Source	The availability of renewable energy mechanisms presents opportunities to reduce our exposure to fossil fuel price increases and reduce operating costs.	Short-Term
100% Renewable Electricity
Through our 15-year Virtual Power Purchase Agreement (“VPPA”), international renewable energy credits, and on-site solar arrays, in 2023 we powered our Etsy marketplace offices and remote workers, as well as our Etsy marketplace’s Google Cloud computing with renewable energy. Given continued elevated energy costs in 2023, Etsy made more from its U.S.-based VPPA settlements than it paid the developer, effectively reducing electricity costs for our U.S. offices.
We intend to continue to source our electricity from renewable sources through a mix of onsite renewables, utility contracts, and our VPPA.

Resource Efficiency	Reducing resource use across our facilities offers opportunities to reduce operating costs while strengthening employee engagement and thus improving retention.	Short-Term
Energy Efficiency
We continue to be on track to meet our goal of a 25% reduction in the intensity of our energy use in Etsy marketplace offices and for computing by 2025. This has reduced the impact of fuel price increases.
Our energy efficiency goals also present opportunities for our Systems Architect, Sustainability to innovate new energy efficiency tools and processes and to enhance brand value through vendor partnerships.
“Zero Waste”
See the “Zero Waste” section on page 23 for more information on our waste management program.

Resource Efficiency
Regulatory policies that promote lower-emission modes of transport support our goals of achieving net zero, which may improve our reputation, reduce costs from carbon offsets, and help drive revenue growth.
Medium-Term
Low-Emissions Transport
A significant portion of our Scope 3 emissions come from shipping. We recognize that decarbonization of the transportation sector presents an opportunity for us to achieve ambitious emissions reduction goals and strengthen our reputation. Our Advocacy Team advocates for national and regional policies that have the potential to accelerate the decarbonization of the transportation sector. We are especially focused on policies in the United States that aim to improve electrification infrastructure and reduce emissions from heavy- and medium-duty vehicles that are important in e-commerce logistics.

Reputation	Changing consumer preferences around sustainable shopping present opportunities for us to differentiate as a values-driven commerce brand.	Medium-Term
Customer Engagement
See the Marketplace Sustainability section on page 23 for an overview of the steps we’re taking to help sellers highlight their more sustainable items and enhance buyers’ ability to shop their values.

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
Extreme weather events have the potential to:
•impact sellers' ability to make and/or ship items to and displace buyers, which could temporarily decrease supply and/or demand for items on our marketplaces and disrupt transit times;
•place our offices at risk, or negatively impact the operations of our third-party service providers.
Medium- and Long- Term
Seller Operations
As natural disasters increase in intensity and frequency, we are finding that our sellers and buyers are correspondingly more frequently impacted. See our “Helping Our Sellers Build Climate Resilience” section on page 24 for more details.
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
Regulations on Etsy
ESG and environmental disclosure regulations are increasing globally. We are preparing for these regulations by obtaining limited third-party assurance on our emissions data and maturing our TCFD disclosures. In addition, our cross-functional ESG Disclosure Working Group strives to stay abreast of any new disclosure regulations that are potentially relevant to our business. Where appropriate, we may stand up new working groups to better understand the regulation and develop an action plan to address any new requirements.
Regulations on Sellers
Our Advocacy Team works to mitigate transition risks for sellers by advocating to advance public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

	Market	Increased commodity prices due to climate change may increase production costs for sellers and/ or increase our operational costs.	Long-Term
Commodity Markets
Our analysis has indicated that the availability of commodities used by sellers, such as cotton, may face risks due to extreme weather. While we continued to analyze this risk, because our marketplace features a broad assortment of items, we do not anticipate disproportionate short-term impacts on our business.
We purchase carbon offsets to cover Etsy, Inc.’s quantified annual emissions. Our research shows that under lower emissions scenarios, the price of carbon offsets is expected to increase dramatically. We mitigate this risk through multi-year off-take agreements while focusing on emissions reduction in line with our Net Zero target.

Reputation
External stakeholder expectations may shift, raising questions about our current impact efforts

Failure to meet employee expectations on Impact could affect recruitment, retention, and engagement of top talent.
Medium-Term
External Perceptions
We continue to focus on aligning our Impact and Sustainability efforts with our business strategy to drive business value.
Employee Perceptions
We track how employees view Etsy’s role in driving Impact and whether they believe Etsy is meeting expectations. Through our aforementioned efforts, we aim to ensure the gap between expectations and reality remains narrow.

Resilience of strategy across different climate-related scenarios
Over the past few years, we have worked with two external vendors to assess current climate-related impacts and understand how they might change under different temperature pathways over time. In 2021, we conducted a qualitative scenario analysis in key markets across Etsy marketplace’s operations and marketplace activities while in 2022 and 2023 we conducted more quantitative scenario analysis focused on physical risks to our U.S. business and key partners. As part of these analyses, exposure pathways were mapped to prioritized climate-related issues based on the Etsy marketplace’s business model, data availability, and internal stakeholder input. We used a range of representative concentration pathway (“RCP”) scenarios, with the lowest emissions scenario being RCP2.6 and the highest emission scenario being RCP8.5, as well as models and reports from the Intergovernmental Panel on Climate Change (“IPCC”). Available climate scenario inputs and results were then collated and overlaid with the Etsy marketplace’s seller and buyer information in the United States and United Kingdom as well as key partner locations, allowing the analysis to pinpoint areas of concern.
Through this analysis we found that many key geographies are expected to face some degree of climate risk under different scenarios. However, because the Etsy marketplace’s buyer and seller base is distributed globally, we do not expect physical climate risks in any one geography to disproportionately impact the business under any scenario in the short to medium-term. In addition, we believe our strategy, articulated above, will help us reduce transition risks associated with a 2 degree or lower scenario. We aim to continue improving our data collection and analysis on these topics to improve our understanding of long-term climate-related risks, quantify opportunities and, if necessary, update our strategic planning.

Risk Management
Processes for identifying and assessing climate-related risks
Our climate risk identification and assessment process is integrated into our company-wide risk management. We use a mix of consultant support, third-party physical risk modeling, and public data to ground our research and risk analysis. Once a risk is identified, our Sustainability Team, including the I&S Sr. Director and the Sustainability Manager, engage relevant internal risk owners to evaluate the risk, assess existing controls, and, when necessary, escalate for oversight by senior management through Etsy’s Risk Steering Committee (see Governance in this section above for more detail). For example, the Sustainability Team collaborates with the Advocacy Team to review climate policy proposals at the U.S. federal and state level and in key non-U.S. jurisdictions that might impact Etsy, with the Analytics Team to monitor natural disaster impacts on buyers and sellers, and with the Sourcing Team to review climate-related risks within our supplier base.
Processes for managing climate-related risks
The Sustainability Team works cross-functionally to develop management plans to address potential climate-related impacts. They develop and propose updates to environmental goals on an annual basis, including goals designed to mitigate climate risks, which are reviewed and approved by our Executive Team. For example, our goal to source 100% renewable electricity for office operations and computing load, which was achieved for 2020 through 2023, reduces our exposure to carbon pricing and volatile energy prices. The Sustainability Team developed the goal, proposed short-term targets and strategies to measure and reach those targets, and solicited approval from the Executive Team, who ensured resources were provisioned and lines of accountability were appropriately set.
Processes for integrating climate-related risks into the overall risk management
At Etsy marketplace, climate-related risks are managed as part of ESG risk and are seen as both underlying drivers of other types of risks as well as standalone risks. These risks, as well as their drivers, are monitored by the Sustainability Team. The I&S Sr. Director provides a written status update on potential ESG risks to Etsy’s Risk Steering Committee typically quarterly. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors.
Metrics and Targets
Metrics used to assess climate-related risks and opportunities in line with strategy and risk management process
We monitor metrics related to our public environmental targets including total energy consumed, renewable energy percent, grid electricity percent, Scope 1, 2, and 3 GHG emissions including product shipments, packaging, end-user energy use, water, and outgoing waste material streams. For a historical view of our metrics, please view pages 33-37 of this Annual Report.
Internally, we track a number of additional climate-related metrics. For example, in 2023 we offset carbon emissions across our quantified Scope 1, 2, and 3 categories, which effectively acts as an internal price on our emissions. To this end, we track the annual carbon offset costs, offset cost savings from specific emissions reduction activities, and carbon offset price projections for the voluntary carbon market. Related to natural disasters, we track GMS impacts from FEMA designated natural disasters as well as the percentage of our sellers and buyers in regions exposed to extreme weather events.
For all of our employees, compensation is tied to our financial performance, as well as individual contributions. While responsibility for delivering on our Impact goals is distributed across the Company, each goal owner is responsible for incorporating work associated with advancing their goal into team members’ individual goals, which are considered when making compensation decisions. Members of our Executive Team also serve as executive sponsors for specific Impact goals to help ensure teams stay on track and have the value of executive leadership as plans are executed. For more information on our Executive Team’s goals, please see our Proxy Statement.
Scope 1, Scope 2, and Scope 3 greenhouse gas (“GHG”) emissions, and the related risks
Please view pages 21-22 and 33-37 of this Annual Report for our GHG Emissions Summary.
Targets used to manage climate-related risks and opportunities and performance against targets
We have five climate-related targets: science-based emissions reduction, carbon offset commitment, renewable energy, total energy use, and waste. Details of these targets including actions taken as part of our efforts to achieve them and performance against each can be found on pages 21-23 of this Annual Report.

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
We also share certain workforce metrics, such as our most recent consolidated EEO-1 report, information derived from our most recent seller census, our annual Transparency Report, and our external facing policies, including our governance policies and guidelines, privacy policy and marketplace rules on our investor relations website. Information contained on or accessible through our websites or other websites referenced in this Annual Report is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites in this Annual Report are intended to be inactive textual references only. You should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, by sending an email to ir@etsy.com, or by calling (347) 382-7582.
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
Operational Risks Related to Our Business

While we have experienced rapid growth in our business in the past, our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the extent of demand for our services or the products sold in our marketplaces.
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. While our revenue growth continued more modestly in 2022 and 2023, our GMS declined slightly for the year ended December 31, 2022 as compared to the year ended December 31, 2021 and again declined slightly for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, global geopolitical uncertainties, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others (collectively, “Macroeconomic Conditions”).
Even if our revenue continues to grow, we may not be able to maintain profitability in the future. Our costs have and may continue to increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts and expand our operations. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and any future growth.
If we do not continue to grow our business or manage our growth effectively, the increases in our cash operating expenses could outpace any increases in our revenue and our business could be harmed. For example, in December 2023, we implemented a Restructuring Plan, which was intended to reduce our operating expenses. In addition, our revenue may decline and our revenue growth rate has and may continue to decelerate for a number of reasons, including as a result of Macroeconomic Conditions and other factors described elsewhere in these Risk Factors. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” You should not rely on prior periods as an indication of our future performance.

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
We are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce alleged intellectual property rights and/or alleged contractual rights. Additionally, there have been and may continue to be attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of tactics which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, though principally focused on other larger platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
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
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. The COVID-19 pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity, for any reason, including due to the pressure on or shifts in consumer discretionary spending, increased seller fees, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave, or reduce their activity level on, our marketplaces. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business, financial performance, and growth could be harmed.
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
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, certain shop policies, products and product descriptions, shipping, and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, a buyer may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. While we have introduced new ways to protect buyers, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.
Similarly, we rely on sellers to be responsive to buyers and to fulfill orders from buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chains, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, political unrest or geopolitical conflict. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be harmed.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives late or damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.
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
•the impact of the Restructuring Plan approved in December 2023;
•our ability to manage our business and future growth; and

•our ability to recruit and retain employees.
Our business may continue to be impacted by Macroeconomic Conditions, which may adversely affect us or the third-parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, or on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
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
Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which may prove incorrect and/or may change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.
We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macroeconomic Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.
Guidance is necessarily speculative in nature and guidance offered in periods of significant extreme uncertainty is inherently more speculative in nature than guidance offered in periods of relative stability. It can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it in making an investment decision regarding our common stock.
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
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods or classes of buyers or sellers or specific platforms, and other information about our communities, with internal systems and tools or manual processes and these metrics are not independently verified by a third-party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, and may differ from estimates or metrics published by third-parties due to differences in sources, methodologies, or the assumptions on which we rely. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, and processes have a number of limitations, and our surveys or data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third-parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.

If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, ransomware, security incidents, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, breaches and security incidents. We regularly experience cyber-related events that may result in technology disruptions and/or security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Additionally, employees or service providers have and may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents, which could be expensive and time-consuming to correct. As we continue to grow our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
In addition, the industry has generally moved to online remote infrastructure for core work and, as a result, we and our partners may be more vulnerable to cyber attacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate or incomplete, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, required notices to users, and reporting to regulators and investors vary by jurisdiction, and may subject Etsy to additional liability and reputational harm.
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
The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
Our production systems rely on internal technology, along with cloud services and software provided by our third-party service providers (and other entities in our supply chain). In the event of a cyber-related incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-related events if insufficiently distributed across locations, not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-related incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
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

We also rely on the security practices of our third-party service providers, which may be outside of our direct control. Additionally, some of our third-party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third-parties fail to adhere to adequate security practices, or, as has occurred from time to time in the past, experience a cyber-related event or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers continue to operate in a partial or fully remote work environment and may, as a result, be more vulnerable to cyber attacks. Consequently, a security incident at any of such service providers or others in our supply chain could result in the loss, compromise, or unauthorized access to or disclosure of sensitive or personal data of our buyers or sellers.
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy and/or security concerns, and we have from time to time experienced such problems with the services provided by one or more third-parties. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplaces could be significantly impacted, which could harm our business.
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
In addition, the success of our marketplaces has at times and could in the future also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
•policy changes that interfere with, add tolls or costs to, or otherwise limit our ability to provide users with a full experience of our platforms, such as for our mobile apps or social network presence, including policy changes that effectively require us to use the provider’s payment processing or other services for transactions on the provider’s operating system, network, or platform;
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
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third-parties to perform certain aspects of its services. We have and plan to continue to invest in our payments tools and infrastructure, and have, or may in the future, add or change payment tools and third-party service providers to maintain existing availability, expand into additional markets, and offer new payment methods, offerings, and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
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
Further, through our agreements with our third-party payments service providers, we are subject to evolving rules and certification requirements (including, for example, the Payment Card Industry Data Security Standard), and other contractual requirements or expectations that may materially negatively impact our payments business. Failure to comply with these rules or requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.

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
Macroeconomic Conditions have and may continue to adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary product spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our Marketplace and Services revenue to decline and adversely impact our business.
Global economic conditions have also generated pressure on consumer discretionary product spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; global geopolitical uncertainties; reductions in net worth, declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the year ended December 31, 2023, approximately 71% of our GMS was denominated in U.S. dollars.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product liability, consumer protection, online platform liability, e-commerce marketplace regulation, labor and employment laws, business practices, including those related to corporate social responsibility, and taxation of income, goods, and services) sometimes with attempts to apply these laws and regulatory standards extra-territorially;
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
Our ability to attract, retain, and motivate a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and motivate employees who share our dedication to our communities and our mission to “Keep Commerce Human.” We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly given the uncertainty of the current macroeconomic environment, and in light of the reduction in force as part of the Restructuring Plan approved in December 2023. While we made progress towards our impact goal of building a diverse and inclusive workforce that is broadly representative of our communities, we were not able to meet our target of doubling the percentage of U.S. employees at the Etsy marketplace who identify as Black, Latinx, or Native American by year end 2023 and recently extended the target year to 2025, which could impact our ability to attract and retain employees.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to accelerate GMS growth in the future;
•continuing ability to offer competitive compensation and benefits, including stock-based compensation and programs to support the well-being of our employees, as more external scrutiny is placed on stock-based compensation expenses and the legal landscape in the United States evolves;
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

We operate in a hybrid work model in which a significant percentage of our workforce remains remote while others have returned to our offices with a flexible schedule. It is possible that these arrangements could have a negative impact on our workplace culture and on the execution of our business plans and operations. We have recently revised and clarified our work modes to reinforce our workplace culture and optimize the natural creativity and innovation that arises from live cross-functional and team gatherings in our offices. If our needs are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend such rights, if necessary, could be substantial. From time to time, we acquire intellectual property from third-parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, enforcing our rights may require us to engage in litigation, use of takedowns and similar procedures, or licensing. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to adequately prevent unauthorized use or misappropriation of our intellectual property by third parties, the value of our brand and other intangible assets may be diminished and customers may lose trust in Etsy. Any of these events could have an adverse effect on our business.
We attempt to protect our intellectual property and confidential information in part through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers and other third-parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
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
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. The second pillar of the project (“Pillar Two”) calls for a minimum tax rate on corporations of 15% and is expected to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules, however, we expect adverse consequences to our tax liabilities based on rules as currently drafted. We will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

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
At any one time, we typically have multiple tax years subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.
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
While we have insurance coverage for many aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Our business has evolving risks that may be unpredictable. We cannot be sure that our existing insurance coverage, including coverage for cyber events and errors and omissions, will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third-parties, legal defenses and immunities, indemnification agreements or limits on liability, which may be insufficient.
For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms or for security incidents or data breaches. In evolving areas such as platform products liability, court decisions suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.
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
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with marketplaces, retailers, social media commerce, and companies that sell software and services to small businesses. For example, in addition to listing her goods for sale on the Etsy or other “House of Brands” marketplaces, a seller can list her goods with online retailers or sell her goods through local consignment and vintage stores, as well as other venues or marketplaces, or through commerce channels on social networks. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover her goods in our marketplaces or otherwise.
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels. Additionally, Reverb offers integrations with these and other companies to help sellers integrate their inventory across channels and otherwise power their businesses. Changes in the terms of those companies could make it more difficult or expensive for sellers to sell on Reverb.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value, awareness, and perception of our brands;
•our investments in product and marketing for the benefit or our sellers;
•the effectiveness of our scaled member support and trust and safety practices and policies;

•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services, which support a seller in running her business;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
We also face competition on the buyer side from both online and offline competitors. We compete with both online and offline retailers for the attention of buyers who have the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, event-driven platforms and vertical experiences, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these companies offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.

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

Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, such services may be integrated into site functionality, and these competitors may have access to substantial data about Etsy and its communities of buyers and sellers. As a result, they may be able to reduce our ability to service our users, reduce our ability to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Etsy.

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
Our digital marketing efforts currently include, among others, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brands and values.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third-parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which from time to time negatively impacts our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for advertisers like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits, to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
Some providers of consumer devices, mobile or desktop operating systems, and web browsers have implemented, or have announced plans to implement, ways to block cookies and similar online tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platforms. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
Enforcement of our marketplace policies may negatively impact our brands, reputation, and/or our financial performance.
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly-regulated items, items violating intellectual property rights of others, illegal products, pornography, items from sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or disagreement with our policy determinations, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, and our policy decisions could be perceived to be arbitrary, unfair, unclear, or inconsistent. Similarly, the tools and processes in place at the other marketplaces that make up our “House of Brands” portfolio are not as sophisticated or mature as those used by the Etsy marketplace. Shortcomings and errors in our policy enforcement across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public, such as:
•we may choose to limit or prohibit the sale of items in our marketplaces based on our policies, even though we could benefit financially from the sale of those items; and
•from time to time, we may revise our policies in ways that we believe will enhance trust in our platforms, even though the changes may be perceived unfavorably, such as updates to the way we define handmade.

If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance, and growth could be adversely affected.
Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, including our recent efforts to reduce our operating expenses, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth. For more information on our strategy, see Part I, Item 1, "Business—Overview—Our Strategy."

If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platforms may become inadequate or obsolete, and the cost of incorporating new technologies into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platforms, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historic experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
We are focused on growing our business both inside and outside of the United States. Operating outside of the United States requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. For example, as previously announced, in light of challenges we faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by the local macroeconomic environment, we sold our interest in Elo7 in August 2023. In addition, while Etsy has a vibrant community of sellers in India, in late 2023 we decided to focus on bringing them potential sales through cross-border, global transactions and enabling them to reach global buyers outside of India and to deprioritize developing a domestic marketplace in India. An inability to develop our communities globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our ability to grow our international operations may be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections and may be dependent on national postal carrier systems. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, our international growth strategy may be adversely affected by geopolitical events or public health crises like the COVID-19 pandemic that result in closures, delayed or terminated delivery services, or movement restrictions outside the United States.
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
Competition is likely to intensify in markets outside of the United States, both where we operate now and where we plan to expand. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets, along with regulations that may favor local companies. Some of our competitors may also be able to develop and grow internationally more quickly than we will.
Continuing international expansion may also require significant financial investment. To facilitate continued international expansion, we plan to continue investing in buyer and seller upper, mid and lower funnel marketing and enhancing the localization of the Etsy site experience (through machine translation, search optimization, and local carrier and payment methods) to help sellers and buyers transact even if they are not in the same country and/or do not speak the same language. We may engage in forming relationships with third-party service providers to support operations in multiple countries, and potentially acquire additional companies based outside the United States to integrate them into our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
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
Impairments have resulted from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, challenges applying our technological, marketing, and operational expertise to help scale the acquired brands’ marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. We review goodwill and other long-term assets quarterly to assess if indicators of impairment arise, including the deterioration of macroeconomic conditions, a rise in the risk-free long-term interest rates, or a decline in our results of operations. The result of such review may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring additional impairment charges. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge. For additional information, see Part II, Item 8, “Note 7—Goodwill and Intangible Assets” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Valuation of Goodwill.”

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
•maintaining or developing controls, procedures, and policies (including effective internal controls over financial reporting and disclosure controls and procedures, as well as information privacy controls); and

•assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, intellectual property infringement, commercial disputes, cyber attacks, taxes, and other matters.
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

Our Impact strategy focuses on Etsy’s mission to “Keep Commerce Human” and the positive impact we want our business to have. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in this Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy & Progress.” While selected metrics receive limited assurance from an independent third-party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
While most of the new laws being introduced are designed to promote more robust transparency and enhance resiliency, which can create the conditions for us to meet our Impact goals, laws have also been introduced in the United States that are designed to limit or restrict company activities on environmental and social issues. If such laws are successfully passed in the United States or elsewhere, or resistance to ESG initiatives grows, our Impact strategy and ESG metrics may subject us to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
Any harm to our reputation resulting from setting public goals or our failure or perceived failure to meet such goals could impact employee engagement and retention, the willingness of our buyers and sellers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, and additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended December 31, 2023, holders of the Notes are not eligible to convert their Notes during the first quarter of 2024. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 13—Debt” for more information on the Notes.
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

Our brands may be harmed if third-parties or members of our communities use or attempt to use our marketplaces as part of their illegal or unethical business practices.
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
We regularly receive and expect to continue to receive claims alleging that items listed by sellers in our marketplaces are counterfeit, infringing, illegal, harmful, or otherwise violate our policies.

We frequently receive claims, notices, and other correspondence alleging that items listed in our marketplaces, or other user-generated materials posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property, in addition to various tools that proactively detect potential violations, including suspected counterfeit and illegal items. We strive to take appropriate action against violating content which may include removal of the item from our marketplace and, in certain cases, closing the shops of sellers who violate our policies.
Our tools and procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. No tools and procedures are guaranteed to function completely without error, particularly for physical, non-standardized goods, our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than in the United States.
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
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platforms, we could face regulatory, civil, or criminal penalties. Claims by third-party rights owners could require us to pay damages or refrain from permitting any further listing of the relevant items. These types of claims could seek substantial damages or force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These types of claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.

We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
We are regularly involved in litigation, arbitration, disputes, and regulatory matters, including those related to intellectual property, consumer protection, product liability, product safety, regulatory compliance, security and privacy, or commercial matters, either individually or, where available, on a class-action basis. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third-parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to legal liability, increased expenses, or reputational damage.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, underwriters and other third parties. Any lawsuit or legal action to which we are a party, with or without merit, may result in an unfavorable judgment or settlement, substantial monetary payments or fines, adverse changes to our offerings or business practices, reputational harm, and other consequences. We have in the past settled lawsuits, regulatory actions, and other disputes and may decide in the future to settle such actions, even if non-meritorious. In addition, defending claims is costly and can impose a significant burden on our management.
We manage and mitigate certain legal risks through our House Rules, policies, and other terms of use, including through the use of individual arbitration, limitations of liability, venue selection, choice-of-law, and indemnification requirements. These requirements may be subject to differing interpretations, risks, and legal frameworks in different U.S. federal, state, and foreign courts, and may not be enforceable in some jurisdictions. If certain of our House Rules, policies, and other terms are not enforceable in particular jurisdictions or disputes, we could experience increased costs and expenses, litigation in multiple jurisdictions, inconsistent decisions, and/or forum shopping by third-parties seeking jurisdictions amenable to their claims.
Lawsuits, enforcement actions, and other legal proceedings brought against us have resulted in judgments and settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably probable, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
Data protection remains a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulation have changed and may continue to change some of the ways we, our sellers, our vendors and other third-parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third-parties. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. If we fall short of our data protection obligations in countries in which we operate, we could face potential liability, regulatory investigations, and costly litigation, which may not be adequately covered by insurance.
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. A substantially similar law, the U.K. General Data Protection Regulation (“U.K. GDPR”) (a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018) is in effect in the United Kingdom. Both laws contain significant obligations for data processors and controllers, including to protect certain data subject rights, such as the “right to be forgotten” and certain data portability, access, and redress rights, as well as obligations related to security and accountability controls (including stringent data breach notification requirements), online and email marketing, documentation and record-keeping, and other compliance requirements related to our sellers, vendors and other third parties. Both laws are also subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further or conflicting compliance obligations. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. Due to the GDPR and the U.K. GDPR, we may experience difficulty retaining or obtaining new E.U. or U.K.

sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance costs, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR.
In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), and other state and federal laws relating to privacy, consumer protection, and data security. Some of these laws provide for penalties and/or include a private right of action and statutory damages for data breaches and other violations.
Aspects of certain newly enacted U.S. state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, E.U., or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
The GDPR, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the E.U.-United States Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the UK-United States Data Bridge). Etsy relies on a variety of compliance methods to transfer personal data of EEA individuals to the United States. The rules related to cross-border transfers remain subject to legal uncertainty and potential change, which may impede Etsy and our subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Among other things, there is a risk that transfers by us or our vendors of personal information from Europe may not comply with E.U., or U.K. data protection law, may increase our exposure to potential sanctions for violations of applicable cross-border data transfer restrictions, and may result in lower sales on our platforms because of the potential difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to occasional requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third-parties related to privacy and/or information security, including contractual obligations to indemnify and hold harmless third-parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
Our sellers and vendors may have been and may now and in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber-related event or security breach could lead to claims by members of our communities or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
The application of indirect taxes, such as sales and use tax, duties, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, and gross receipt tax, as well as tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving area. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain Etsy’s potential obligations, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade.
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions in the United States and recent legislative proposals in the E.U. could change rules which allow packages containing goods valued under a de minimis level, or threshold, to enter a country without paying custom duties and may require platforms to collect these custom duties at checkout. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third-parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act and under the E.U. Digital Services Act (“DSA”), and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules worldwide against Etsy or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past, do, and may continue to seek to censor content available on our platforms (including at times lawful content), and/or to block access to our platforms.
We strive to comply over time with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may have not always fully complied and may not be able to fully or timely comply with all applicable laws in all jurisdictions where we operate, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit or discontinue our services in particular jurisdictions, any of which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.
Additionally, if third-parties with whom we work violate applicable laws or our policies, those violations could also result in liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification, and other remedies to limit these liabilities may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers or other third parties is uncertain, complex, and evolving. Upcoming and proposed regulations may require marketplaces like ours to comply with specific obligations, beyond what marketplaces have traditionally been required to do, to avoid liability. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third-parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation (“GPSR”), and changes to the Product Liability Directive may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act, which has passed through Parliament, may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional efforts to require platforms to vet and police sellers or proactively screen content, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
We also operate under an increasing number of regulatory regimes which, if certain statutory requirements are met, may protect us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation laws, competition and marketplace platform regulation, hate speech laws, and general commerce and consumer protection regulation. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. For example, upcoming regulations may impose significant verification, certification, assessments, or additional compliance obligations on both us and our sellers. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.

We may be subject to intellectual property claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We regularly receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third-parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. Third-parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third-parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third-parties, either indemnification or remedies against those parties may be insufficient or unavailable.
Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their alleged intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third-parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third- party’s rights in one or more jurisdictions where we do business. We have been and might in the future be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our services and may be unable to compete effectively. Any of these results could harm our business.
We are subject to the terms of open source licenses because our platforms incorporate, and we contribute to, certain open source software, potentially impairing our ability to adequately protect our intellectual property.
The software powering our platforms incorporates certain software that is covered by open source licenses. In addition, we regularly contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions are met, we could be required to publicly release portions of the source code or make certain software available under open source licenses.
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, the use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software also presents additional security risks because the public availability of such software may make it easier for hackers and other third-parties to determine how to compromise our platforms, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third-party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of

December 31, 2023, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal controls over financial reporting at the businesses we have acquired or that we may in the future acquire, or if we identify a material weakness in our internal controls over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2023 and February 16, 2024, our common stock’s daily closing price on Nasdaq has ranged from a low of $60.66 to a high of $148.20. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Annual Report, as well as how those results and metrics compare to analyst and investor expectations;
•forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections, or changes in our financial guidance or projections;
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
•the amount and timing of our operating expenses and the success of any cost-savings actions we take, including the reduction in force as part of the Restructuring Plan approved in December 2023;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2023, holders of the Notes are not eligible to convert their Notes during the first quarter of 2024. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 13—Debt” for more information on the Notes.

Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On June 14, 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock, of which approximately $724 million remained available as of December 31, 2023. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
Etsy recognizes the importance of information security, cyber readiness, and data privacy protections to our business and reputation, which includes assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks; intellectual property risks; harm to employees or members of our buyer and seller communities; violation of privacy or security laws; litigation or other legal risks; and reputational risks.
We use processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks. We also employ a range of tools and services, including network monitoring, vulnerability assessments, and tabletop exercises to inform our risk identification and assessment processes. We maintain an incident response plan that outlines the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes designed to triage, assess the severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with relevant legal obligations. Additionally, we conduct cybersecurity awareness and sensitive information protection training for our employees, and we periodically test the effectiveness of our training and policies through simulations, which may include simulated phishing emails and tabletop exercises.
We also would use similar processes, technologies, and controls to manage cybersecurity risks associated with third-party suppliers, including those who have access to our systems or our employee and other confidential data. In addition, cybersecurity considerations affect the selection and oversight of our third-party suppliers. We perform diligence on critical third-party suppliers that have access to our systems, and data or facilities that house such systems or data, and we monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require third-parties that we have identified as parties that could introduce significant cybersecurity risk to agree by contract to manage their cybersecurity risks according to standards set by us and/or to agree to be subject to cybersecurity audits conducted by our agents, which we conduct as we deem appropriate.
We engage third-parties to conduct information security testing, including penetration testing, on our systems including our credit card payments infrastructure. In addition, our information security program is subject to periodic self-assessments that measure the maturity of our program in a manner aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
To identify and assess material risks from cybersecurity threats, using our enterprise risk management framework, we consider cybersecurity risks as part of our overall risk assessment and risk management process. Our information security team serves as a first line of defense, including managing cyber risk strategy execution and owning the day-to-day management of these risks. Our enterprise risk management program serves as a second line of defense, bringing holistic risk oversight and serving as a partner to the business to help first line teams strategically manage risk. Our enterprise risk management function also establishes a risk and governance framework to help identify, prioritize and optimize risk-reward decisions. Certain risks identified by our enterprise risk management function, including cybersecurity risks, are monitored by our Risk Steering Committee, a senior management level committee that includes our Executive Team. The Risk Steering Committee’s review of these risks in turn informs the risk management updates provided to the committee of our Board of Directors responsible for assisting the Board of Directors with its oversight of cybersecurity risks. Additionally, Internal Audit will from time to time review certain aspects of our cybersecurity program and the related Internal Controls, and our external auditor will test relevant controls around our cybersecurity program and incident reporting.
Through these processes, we did not identify risks from current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information about these risks, please see the “Risk Factors” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board and our Board Committees are actively engaged in the oversight of our information security program. Before the establishment of our Risk Oversight Committee, our Audit Committee assisted our Board of Directors with its oversight of risks associated with Etsy’s technology and information security policies and practices, the internal controls relating to information security, and the steps taken by management to identify, monitor, and control any risk exposures. In December 2023, our Board approved the formation of a Risk Oversight Committee to assist the Board with its oversight of Etsy’s management of risk exposures, including oversight of technology and information security related risks (which responsibility will move from the Audit Committee to the Risk Oversight Committee), as well as oversight of management’s processes for effectively monitoring and mitigating risk.

Our management has general responsibility for day-to-day implementation of our information technology, cybersecurity, and privacy strategies and policies, including deployment and use of security tools, applications, and annual employee training. Role or project specific employee training, as well as other training, may occur more frequently than annually, as needed. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Technology Officer (“CTO”), who is assisted by our Chief Information Security Officer (“CISO”). Our CISO, CTO, and our Risk Steering Committee are informed about and oversee the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
Our CTO holds a Bachelor's degree from RV College of Engineering in Bengaluru, India and a Master of Public Administration from Columbia University. Our CTO has been recognized as one of the Top 50 Women in Tech by the National Diversity Council and has received the Digital Diversity Network's Innovation and Inclusion CodeBreakers Award, Innovators & Disrupters Award from New York on Tech and Future CIO Award at Women in IT Awards. Our CISO has nearly twenty years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and secure architecture and design, as well as several relevant degrees and certifications, including a Bachelors of Science in Computer Engineering from the University of Denver, and IAPP Certified Information Privacy Technologist (“CIPT”). Our CISO held previous certifications include ISC2 Certified Information Systems Security Professional (“CISSP”), EC-Council Certified Chief Information Security Officer (“C|CISO”), and ISACA Certified Data Privacy Solutions Engineer (“CDPSE”).
Given the importance of information security to our stakeholders, our Board or the committee of our Board of Directors responsible for assisting the Board of Directors with its oversight of cybersecurity risk receives regular reports from our CISO on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness, as well as on the existing and emerging cyber threat landscape and our program for managing these security risks. In addition, our CISO has direct access to the chair of the committee of our Board of Directors overseeing cyber-related risks and is expected to keep that committee apprised of any significant developments that may emerge between scheduled meetings that may require the attention of the Board or relevant committee.
Our Board also periodically participates in tabletop exercises conducted by senior management, with the assistance of outside counsel as needed, as part of risk management and disaster-related planning to validate, test, and assess the effectiveness and adequacy of certain roles and decision-making processes in the event of a cyber-incident.
Item 2. Properties.
Our headquarter office is located in Brooklyn, New York where we occupy approximately 225,000 square feet under a lease that expires in 2039. We use these facilities for our principal administration, technology and development, and engineering activities.
We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.
Item 3. Legal Proceedings.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 14—Commitments and Contingencies—Legal Proceedings.”
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Etsy’s Common Stock
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ETSY” since April 16, 2015. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 16, 2024, there were approximately 750 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors think are relevant.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)(3)
October 1 - 31	554,296	$64.34	554,296	$781,689
November 1 - 30	504,253	66.68	504,253	748,057
December 1 - 31	289,444	81.85	289,444	724,360
Total	1,347,993		1,347,993
(1)    The total number of shares purchased does not include shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).
(2)    Average price paid per share excludes broker commissions and excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Stockholders’ Equity (Deficit).
(3)    In June 2023, our Board of Directors approved a stock repurchase program that authorizes repurchases of up to $1 billion of our common stock. The stock repurchase program has no expiration date.
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

Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023, of the cumulative total returns for our common stock, the Russell 1000 Index, and the S&P 500 Index. The graph assumes $100 was invested at the market close on December 31, 2018 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Russell 1000 Index and the S&P 500 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the Russell 1000 Index, and the S&P 500 Index
$600
$500
$400
$300
$200
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Etsy, Inc.
Russell 1000 Index
S&P 500 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Etsy marketplace connects creative artisans and entrepreneurs with thoughtful consumers looking for items that are a joyful expression of their taste and values. By surfacing quality listings at a great value and providing a reliable shopping experience to buyers, we aim to create a virtuous cycle that not only benefits Etsy, but creates economic opportunities for the millions of sellers in our marketplace. Our success is aligned with our sellers; we make money when they do. In addition to bringing them an audience of tens of millions of buyers, we offer a range of features and services designed to help them generate more sales and run their businesses. Similarly, we also make money when we meet our buyers’ expectations. When they find quality listings, at great value, and have a reliable and dependable experience from discovery to delivery, it fuels a virtuous cycle, benefiting our global community of sellers and buyers, as well as Etsy and our broader stakeholders.
In addition to our core Etsy marketplace, our “House of Brands” includes Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, and Depop Limited (“Depop”), our fashion resale marketplace. Each of our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all of our marketplaces to some extent. Our goal is that our marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts. The results of Depop, acquired on July 12, 2021, are included in all financial and other metrics discussed in this report, unless otherwise noted, from the date of acquisition. The results of Elo7, acquired on July 2, 2021 and sold on August 10, 2023, are included in all financial and other metrics discussed in this report, unless otherwise noted, from the date of acquisition until August 10, 2023.
We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace - our “Right to Win;”
•Growing the Etsy marketplace in our six core geographies and globally; and
•Leveraging our marketplace playbook across our “House of Brands.”
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, and helping sellers grow support our strategy, which you can read more about in Part 1, Item 1, “Business—Primary Business Drivers.”

Annual Key Metrics and Financial Highlights
As of December 31, 2023, our marketplaces connected 9.0 million active sellers and 96.5 million active buyers in nearly every country in the world. In the year ended December 31, 2023, sellers generated GMS of $13.2 billion, approximately 68% of which came from purchases made on mobile devices. We are a global company and approximately 45% of our GMS in the year ended December 31, 2023 came from transactions in which either a seller or a buyer, or both, were located outside of the United States.
Total revenue was $2.7 billion in the year ended December 31, 2023, driven by growth in both Services and Marketplace revenue. In the year ended December 31, 2023, we recorded net income of $307.6 million, reflecting an impairment charge of the property and equipment and intangible assets of Elo7 for $68.1 million, offset in part by a related tax benefit of $15.0 million, and including restructuring and other exit costs of $26.6 million. Additionally, there was a $55.9 million tax benefit related to Elo7. In the year ended December 31, 2023, we recorded non-GAAP Adjusted EBITDA of $754.3 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.2 billion as of December 31, 2023. As of December 31, 2023, we had outstanding $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”). Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. For further details, refer to 2023 Credit Agreement below. In the year ended December 31, 2023, we had positive operating cash flows of $705.5 million.
Restructuring Plan
On December 12, 2023, our Board of Directors approved a restructuring plan designed to increase Etsy’s operational efficiencies, reduce operating costs, and better align Etsy’s workforce and cost structure with current business needs, top strategic priorities and key growth opportunities (the “Restructuring Plan”).
The Restructuring Plan included an approximately 11% reduction of the Etsy marketplace workforce, which is approximately 225 employees. Charges of $26.6 million related to restructuring and other exit costs were incurred in the fourth quarter of 2023, and the execution of the Restructuring Plan is expected to be substantially complete by the end of the first quarter of 2024. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 17—Restructuring and Other Exit Costs” for more information regarding the Restructuring Plan.
Sale of Elo7
On August 10, 2023, we closed the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil. We recognized a net loss on the sale of Elo7 of $2.6 million. Our consolidated financial results and related disclosures for the year ended December 31, 2023 include the results of Elo7 until August 10, 2023.
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

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Depop have been included in our consolidated financial results (“Consolidated”) from July 12, 2021 (the date of acquisition). The financial results of Elo7 have been included in our consolidated financial results from July 2, 2021 (the date of acquisition) until August 10, 2023 (the date of sale). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Year Ended December 31,		% (Decline) / Growth Y/Y		Year Ended December 31,	% (Decline) / Growth Y/Y
	2023	2022			2021

	(in thousands, except percentages)
GMS (1)(2)	$13,161,196	$13,318,396	(1.2)%		$13,491,828	(1.3)%
Revenue	$2,748,377	$2,566,111	7.1%		$2,329,114	10.2%
Marketplace revenue	$1,997,190	$1,910,887	4.5%		$1,745,824	9.5%
Services revenue	$751,187	$655,224	14.6%		$583,290	12.3%
Gross profit	$1,919,702	$1,821,519	5.4%		$1,674,602	8.8%
Operating expenses	$1,639,861	$2,480,079	(33.9)%		$1,208,870	105.2%
Net income (loss)	$307,568	$(694,288)	144.3%		$493,507	(240.7)%
Net income (loss) margin (3)	11.2%	(27.1)%	3,830	bps	21.2%	(4,830)	bps
Adjusted EBITDA (Non-GAAP) (1)	$754,311	$716,882	5.2%		$716,613	—%
Adjusted EBITDA margin (Non-GAAP) (1)	27.4%	27.9%	(50)	bps	30.8%	(290)	bps

Active sellers (1)(4)	9,035	7,470	21.0%		7,522	(0.7)%
Active buyers (1)(4)	96,483	95,076	1.5%		96,336	(1.3)%
Percent mobile GMS (1)(5)	68%	67%	100	bps	64%	300	bps
Percent GMS ex-U.S. Domestic (1)(6)	45%	44%	100	bps	42%	200	bps
(1)Unaudited.
(2)Consolidated GMS for the year ended December 31, 2023 includes Etsy.com GMS of $11.6 billion, Reverb GMS of $942.1 million, Depop GMS of $599.6 million, and Elo7 GMS of $42.1 million (from January 1, 2023 until the date of sale on August 10, 2023).
(3)Net income (loss) margin is net income (loss) divided by revenue.
(4)Consolidated active sellers and active buyers includes Etsy.com active sellers and active buyers of 7.0 million and 92.0 million, respectively, as of December 31, 2023 and excludes Elo7 active sellers and buyers for the year ended December 31, 2023.
(5)Beginning January 1, 2024, mobile GMS will no longer be reported as a key operating metric as it has largely stabilized and is not considered a key indicator of our performance.
(6)Percent GMS ex-U.S. Domestic for Etsy.com for the year ended December 31, 2023 was 47%.
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. To provide consistency with our calculation of GMS, beginning in the first quarter of 2023, we are also reporting our mobile GMS and GMS ex-U.S. domestic as a percentage of GMS net of refunds. We did not retroactively apply this change to prior periods as the impact was immaterial to such periods. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health, scale, and growth of our business. We track “Paid GMS” for the Etsy marketplace and define it as Etsy marketplace GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.

As outlined starting on page 5 in Part I, Item 1, “Business” above, Etsy’s 2023 performance reflects the impact of macroeconomic headwinds. GMS decreased $157.2 million to $13.2 billion in the year ended December 31, 2023 compared to the year ended December 31, 2022. The approximately 1% decline in GMS compared to December 31, 2022 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS was impacted by significant pressure on consumer discretionary product spending, Etsy marketplace category mix, high inflation, elevated interest and mortgage rates, splurges on experiential spending, declining consumer savings balances, and a highly promotional and competitive retail environment. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 4% year-over-year to $126. This decline was partially offset by year-over-year growth in active buyers on the Etsy marketplace, which reached a new all-time high of 92.0 million as of December 31, 2023. As of December 31, 2023, habitual buyers, or Etsy.com buyers who have spent $200 or more and made purchases on six or more days in the previous 12 months, decreased to 7.1 million, a decrease of 4% compared to December 31, 2022.
Additionally, on a consolidated basis we experienced the following (decline) / growth in both new buyer and existing buyer GMS in the periods presented:

	Year Ended December 31,
	2023		2022		2021

	% Decline Y/Y	% of GMS	% Decline Y/Y	% of GMS	% Growth Y/Y	% of GMS
New Buyer GMS (1)(2)	(7)%	11%	(12)%	12%	6%	13%
Existing Buyer GMS	—%	89%	—%	88%	36%	87%
(1)New buyer GMS represents the total GMS from each new buyer’s first purchase day in each of our marketplaces. It does not include GMS from each new buyer’s subsequent purchase days, if any, in the periods presented. A new buyer for a given marketplace is a buyer who has made a purchase with a new e-mail address for the first time in the relevant marketplace.
(2)While new buyer GMS was down 7% year-over-year in the year ended December 31, 2023, the number of Etsy marketplace new buyers we acquired in the year ended December 31, 2023 remains meaningfully elevated when compared to pre-pandemic levels (years ended December 31, 2019 and prior).
We continue to see significant pressure on consumer discretionary product spending, high inflation, elevated interest and mortgage rates, splurges on experiential spending, declining consumer savings balances, and a highly promotional and competitive retail environment, which may impact the performance of our business. See Part I, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) adjusted to exclude: interest and other non-operating (income) expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; loss on sale of business; and restructuring and other exit costs. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, including their limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
Active Sellers
An active seller is a seller who has had a charge or sale in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” in the Notes to Consolidated Financial Statements. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor, and from time to time adjust, the criteria for disqualifying a seller as an active seller. Commencing in the third quarter of 2021, as part of our integration of the Depop and Elo7 marketplaces into our “House of Brands,” we expanded our definition of active sellers to include any seller who has had a sale in the last 12 months, even if no charge was incurred in connection with the sale. This update did not result in any change to prior period disclosures. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of consumer awareness of our brands, the reach of our platforms, the potential for growth in GMS and revenue, and the health of our business.

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
During the year ended December 31, 2023, mobile GMS increased as a percentage of total GMS to approximately 68%, up from approximately 67% for the year ended December 31, 2022. Beginning January 1, 2024, mobile GMS will no longer be reported as a key operating metric as it has largely stabilized and is not considered a key indicator of our performance.
GMS ex-U.S. Domestic
GMS ex-U.S. domestic (formerly referred to as Non-U.S. GMS and international GMS) is GMS from transactions in which (1) the billing address for the seller and / or (2) the shipping address for the buyer at the time of sale is outside of the United States. GMS ex-U.S. domestic represents all GMS other than GMS from transactions in which the billing address for the seller and the shipping address for the buyer at the time of sale are both in the United States, which we refer to as U.S. Domestic GMS. As noted above in “GMS,” beginning in the first quarter of 2023, GMS ex-U.S. domestic is calculated net of refunds. We believe that GMS ex-U.S. domestic shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
For the year ended December 31, 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%, compared to approximately 44% for the year ended December 31, 2022. Additionally, GMS ex-U.S. domestic increased 2% from December 31, 2022 to December 31, 2023.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS (decline) / growth for the periods presented below are as follows:

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2023	(1.2)%	(1.2)%	—%
December 31, 2022	(1.3)%	1.6%	(2.9)%
December 31, 2021	31.2%	29.6%	1.6%

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
•A fee for Etsy Payments, our payment processing product, which typically varies between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order, that depends on the country in which a seller’s bank account is located. We earn additional fees on transactions in which currency conversions are performed; and
•The $0.20 listing fee for each item listed (for up to four months or until the item is sold or relisted, whichever comes sooner).
Reverb and Depop sellers pay a 5% and 10% transaction fee, respectively for each completed transaction, inclusive of shipping fees charged, and a fee for payment processing. These marketplaces do not charge listing fees.
Services Revenue: Services revenue is comprised of the fees an Etsy marketplace seller pays us for our optional services (“Services”), including:
•On-site advertising services (“Etsy Ads”), which allow Etsy marketplace sellers to pay for prominent placement of their listings; and
•Shipping labels, which allows Etsy marketplace sellers in the United States, Canada, United Kingdom, and Australia to purchase discounted shipping labels.
Our other marketplaces also offer on-site advertising services (Depop beginning the end of the third quarter of 2022), and shipping labels services.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of our revenue recognition policies.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services, and expenses associated with the usage of cloud infrastructure, including hosting and bandwidth costs. Cost of revenue also includes chargebacks to support payments revenue and costs of refunds made to buyers that we either are not able to collect from sellers or are otherwise covered by us, which we collectively refer to as cost of refunds, and seller verification fees. Additionally, cost of revenue includes certain employee compensation-related expenses, depreciation and amortization, third-party customer support services, and restructuring and other exit costs as applicable.
Operating Expenses
Operating expenses consist of marketing, product development, general and administrative expenses, and asset impairment charges. Employee compensation-related expenses are the most significant component of the product development and general and administrative expense categories. We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. We also include restructuring and other exit costs in the applicable operating expense category of the impacted function.

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
General and administrative: General and administrative expenses consist primarily of employee compensation-related expenses for our general corporate functions. General and administrative expenses also include costs associated with the use of facilities and equipment, including depreciation and amortization and office overhead, professional services expenses, digital services tax, bad debt expense, and non-income tax items.
Asset impairment charges: Asset impairment charges consists of non-cash charges related to the impairment of goodwill, finite-lived intangible assets, and other long-lived assets.
Other (Expense) Income, net
Other (expense) income, net consists of interest and other income, interest expense, foreign exchange (loss) gain, and, in 2023, also loss on sale of business which relates to the sale of Elo7 in 2023. Interest and other income is primarily comprised of interest income from our investment accounts. Interest expense consists primarily of amortization of debt issuance costs and coupon interest expense related to our Notes. Interest expense also includes interest associated with the portion of our Brooklyn headquarters lease which is accounted for as a finance lease.
Benefit (Provision) for Income Taxes
Our effective tax rate and the benefit (provision) for income taxes is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, taxable income and loss in each jurisdiction, changes in our stock price, audit-related developments, acquisitions, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the magnitude of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.
Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. To the extent that the results differ from our original or adjusted estimates, the effect will be recorded in benefit (provision) for income taxes.
The benefit (provision) for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on our tax provision and results of operations.

Results of Operations
The following tables show our results of operations for the periods presented and express the relationship of line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue:
Marketplace	$1,997,190	$1,910,887	$1,745,824
Services	751,187	655,224	583,290
Total revenue	2,748,377	2,566,111	2,329,114
Cost of revenue	828,675	744,592	654,512
Gross profit	1,919,702	1,821,519	1,674,602
Operating expenses:
Marketing	759,196	710,399	654,804
Product development	469,332	412,398	271,535
General and administrative	343,242	312,260	282,531
Asset impairment charges	68,091	1,045,022	—
Total operating expenses	1,639,861	2,480,079	1,208,870
Income (loss) from operations	279,841	(658,560)	465,732
Other income (expense), net	12,979	(3,418)	5,922
Income (loss) before income taxes	292,820	(661,978)	471,654
Benefit (provision) for income taxes	14,748	(32,310)	21,853
Net income (loss)	$307,568	$(694,288)	$493,507

	Year Ended December 31,
	2023	2022	2021
Revenue:
Marketplace	72.7%	74.5%	75.0%
Services	27.3	25.5	25.0
Total revenue	100.0	100.0	100.0
Cost of revenue	30.2	29.0	28.1
Gross profit	69.8	71.0	71.9
Operating expenses:
Marketing	27.6	27.7	28.1
Product development	17.1	16.1	11.7
General and administrative	12.5	12.2	12.1
Asset impairment charges	2.5	40.7	—
Total operating expenses	59.7	96.6	51.9
Income (loss) from operations	10.2	(25.7)	20.0
Other income (expense), net	0.5	(0.1)	0.3
Income (loss) before income taxes	10.7	(25.8)	20.3
Benefit (provision) for income taxes	0.5	(1.3)	0.9
Net income (loss)	11.2%	(27.1)%	21.2%

Comparison of Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,997,190	$1,910,887	$86,303	4.5%	$1,745,824	$165,063	9.5%
Percentage of total revenue	72.7%	74.5%			75.0%
Services	$751,187	$655,224	$95,963	14.6%	$583,290	$71,934	12.3%
Percentage of total revenue	27.3%	25.5%			25.0%
Total revenue	$2,748,377	$2,566,111	$182,266	7.1%	$2,329,114	$236,997	10.2%
Revenue increased $182.3 million to $2.7 billion in the year ended December 31, 2023 compared to the year ended December 31, 2022, of which 72.7% consisted of Marketplace revenue and 27.3% consisted of Services revenue.
Marketplace revenue increased $86.3 million to $2.0 billion in the year ended December 31, 2023 compared to the year ended December 31, 2022. The growth in marketplace revenue was primarily due to the impact of the pricing update to increase our seller transaction fee for the Etsy marketplace from 5% to 6.5% beginning on April 11, 2022. This increase was partially offset by a $157.2 million decrease in the volume of GMS on our marketplaces for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily driven by a decline in GMS for the Etsy marketplace, partially offset by an increase in GMS for the Depop marketplace. This led to a year-over-year increase in transaction fee revenue of 5.1%. Additionally, the growth in marketplace revenue was due to an increase in foreign currency payments, which we earn an additional transaction fee on, in the year ended December 31, 2023 compared to the year ended December 31, 2022. Payments revenue increased 4.2% year-over-year. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 94% and 93% for the years ended December 31, 2023 and 2022, respectively.
Services revenue increased $96.0 million to $751.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The growth in Services revenue was primarily driven by an increase of 16.9% in on-site advertising revenue, which represented a significant majority of the overall Services revenue growth. The increase in advertising revenue was primarily due to higher click volume on Etsy Ads.
Cost of Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$828,675	$744,592	$84,083	11.3%	$654,512	$90,080	13.8%
Percentage of total revenue	30.2%	29.0%			28.1%
Cost of revenue increased $84.1 million to $828.7 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to costs of refunds and employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace throughout the year and due to restructuring and other exit costs associated with our workforce reductions in the fourth quarter of 2023. Additionally, cost of revenue increased due to an increase in cloud-related hosting and bandwidth costs.

Operating Expenses
After giving effect to employee departures in connection with our Restructuring Plan, we had approximately 2,420 total employees worldwide on December 31, 2023, including approximately 240 Reverb employees and approximately 400 Depop employees. This is compared with approximately 2,790 total employees worldwide on December 31, 2022.
Marketing

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Marketing	$759,196	$710,399	$48,797	6.9%	$654,804	$55,595	8.5%
Percentage of total revenue	27.6%	27.7%			28.1%
Marketing expenses increased $48.8 million to $759.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increased Etsy marketplace digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, due to an increase in marketing expenses related to increased broadcasting costs across different media channels primarily in North America and the United Kingdom. Paid GMS was 20% of overall GMS for both the years ended December 31, 2023 and 2022. We gained leverage as marketing expenses did not increase as fast as revenue.
Product development

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Product development	$469,332	$412,398	$56,934	13.8%	$271,535	$140,863	51.9%
Percentage of total revenue	17.1%	16.1%			11.7%
Product development expenses increased $56.9 million to $469.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation, mainly driven by an increase in average headcount for the Etsy marketplace throughout the year and the issuance of equity awards as part of our compensation strategy, and partially due to restructuring and other exit costs associated with our workforce reductions in the fourth quarter of 2023. This increase was offset in part by an increase in the amount of employee-related costs capitalized as a result of several new projects in 2023.
General and administrative

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
General and administrative	$343,242	$312,260	$30,982	9.9%	$282,531	$29,729	10.5%
Percentage of total revenue	12.5%	12.2%			12.1%
General and administrative expenses increased $31.0 million to $343.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increased employee compensation-related expenses, including stock-based compensation. This increase was mainly driven by the issuance of equity awards as part of our compensation strategy and an increase in average headcount for the Etsy marketplace throughout the year, and partially driven by restructuring and other exit costs associated with our workforce reductions in the fourth quarter of 2023. General and administrative expenses also increased to a lesser extent due to increases in bad debt expense, professional services expenses, and digital services tax expense. Digital services tax expense increased as there was an increase in the number of transactions subject to digital services tax. These increases were partially offset by net favorable impacts of non-income tax items.

Asset impairment charges

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Asset impairment charges	$68,091	$1,045,022	$(976,931)	(93.5)%	$—	$1,045,022	NM
Percentage of total revenue	2.5%	40.7%			—%
Asset impairment charges were $68.1 million in the year ended December 31, 2023, related to the impairment of intangible assets and property and equipment of Elo7. Asset impairment charges were $1.0 billion in the year ended December 31, 2022 related to the impairment of goodwill for Depop and Elo7. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 7—Goodwill and Intangible Assets” and “Note 10—Property and Equipment” for more information. There were no asset impairment charges in the year ended December 31, 2021.
Other Income (Expense), net

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Other income (expense), net:
Loss on sale of business	$(2,630)	$—	$(2,630)	NM	$—	$—	NM
Percentage of total revenue	(0.1)%	—%			—%
Interest expense	$(14,042)	$(14,168)	$126	(0.9)%	$(9,885)	$(4,283)	43.3%
Percentage of total revenue	(0.5)%	(0.6)%			(0.4)%
Interest and other income	$35,999	$10,956	$25,043	228.6%	$2,137	$8,819	412.7%
Percentage of total revenue	1.3%	0.4%			0.1%
Foreign exchange (loss) gain	$(6,348)	$(206)	$(6,142)	2,981.6%	$13,670	$(13,876)	(101.5)%
Percentage of total revenue	(0.2)%	—%			0.6%
Other income (expense), net	$12,979	$(3,418)	$16,397	(479.7)%	$5,922	$(9,340)	(157.7)%
Percentage of total revenue	0.5%	(0.1)%			0.3%
Other income, net was $13.0 million in the year ended December 31, 2023, which increased $16.4 million from other expense, net of $3.4 million in the year ended December 31, 2022. This increase was primarily driven by an increase in interest and other income primarily due to the increase in the federal funds rate. This increase was partially offset by less favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances. The increase was also partially offset, to a lesser extent, by a net loss on the sale of Elo7 in the third quarter of 2023.
Benefit (Provision) for Income Taxes

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2023	2022	$	%	2021	$	%

	(in thousands, except percentages)
Benefit (provision) for income taxes	$14,748	$(32,310)	$47,058	(145.6)%	$21,853	$(54,163)	247.9%
Percentage of total revenue	0.5%	(1.3)%			0.9%
Our income tax benefit and provision for the years ended December 31, 2023 and 2022 was $14.7 million and $32.3 million, respectively.

The primary drivers of our income tax benefit for the year ended December 31, 2023 were a $55.9 million tax benefit related to Elo7 and a benefit related to research and development tax credits, partially offset by tax expense on income before income taxes and tax deficiencies from stock-based compensation.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin
In this Annual Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude: interest and other non-operating (income) expense, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; loss on sale of business; and restructuring and other exit costs. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

•Adjusted EBITDA does not reflect interest and other non-operating (income) expense, net;
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
•Adjusted EBITDA does not reflect acquisition, divestiture, and corporate structure-related expenses;
•Adjusted EBITDA does not consider the impact of asset impairment charges;
•Adjusted EBITDA does not consider the impact of the loss on sale of business;
•Adjusted EBITDA does not reflect restructuring and other exit costs; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net income (loss), revenue, and our other GAAP results.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income (loss)	$307,568	$(694,288)	$493,507
Excluding:
Interest and other non-operating (income) expense, net	(21,957)	3,212	7,748
(Benefit) provision for income taxes	(14,748)	32,310	(21,853)
Depreciation and amortization	91,323	96,702	74,267
Stock-based compensation expense	284,558	230,888	139,910
Foreign exchange loss (gain)	6,348	206	(13,670)
Acquisition, divestiture, and corporate structure-related expenses	3,921	2,830	36,704
Asset impairment charges	68,091	1,045,022	—
Loss on sale of business	2,630	—	—
Restructuring and other exit costs	26,577	—	—
Adjusted EBITDA	$754,311	$716,882	$716,613
Divided by:
Revenue	$2,748,377	$2,566,111	$2,329,114
Adjusted EBITDA margin	27.4%	27.9%	30.8%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.2 billion as of December 31, 2023. Additionally, we have $86.7 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the year ended December 31, 2023, we had positive operating cash flows of $705.5 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
The following table shows our cash and cash equivalents, short-term investments, long-term investments, and net working capital as of the dates indicated:

	As of December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$914,323	$921,278
Short-term investments	236,118	250,413
Long-term investments	86,676	29,137
Total cash and cash equivalents, and short- and long-term investments	$1,237,117	$1,200,828
Net working capital	$859,665	$881,988
As of December 31, 2023, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
We typically invest in short- and long-term instruments, including fixed-income funds and U.S. Government securities aligned with our investment strategy. These investments are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments, other than investments made through our Impact Investment Fund, have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less. In 2022, we set up an Impact Investment Fund and as of December 31, 2023 have deployed approximately $19 million of the $30 million designated for investments intended to further our Impact strategy and goals. The criteria for investments included in the Impact Investment Fund may differ from those made under our general investment policy. For more information on our Impact Investment Fund, see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy & Progress.”

Sources of Liquidity
We expect to continue to generate net positive operating cash flow, and the cash we generate from our core operations enables us to fund ongoing operations including those outlined in Part 1, Item 1, “Business—Primary Business Drivers.”
As of December 31, 2023, we had three outstanding series of convertible senior notes, which collectively had a net carrying value of $2.3 billion. Based on the terms of the Notes, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received. Based on the daily closing prices of our stock during the quarter ended December 31, 2023, holders of the 2021 Notes, 2020 Notes, and remaining 2019 Notes are not eligible to convert their Notes during the first quarter of 2024.
We also have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). While we had no outstanding borrowings under the 2023 Credit Agreement as of December 31, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of our corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 13—Debt” for more information on the Notes and the 2023 Credit Agreement.
Material Cash Requirements
Our cash commitments as of December 31, 2023 were as follows:

	Total	Short-Term	Long-Term

	(in thousands)
Finance lease obligations	$156,854	$10,115	$146,739
Operating lease obligations	63,296	6,549	56,747
Debt obligations	2,299,887	—	2,299,887
Interest payments	16,937	4,125	12,812
Purchase obligations	420,792	134,245	286,547
Total cash commitments	$2,957,766	$155,034	$2,802,732
Finance lease obligations consist of a portion of the lease on our headquarter office located in Brooklyn, New York, and include imputed interest and tenant improvement allowances.
Operating lease obligations consist of obligations under non-cancelable operating leases, including a portion of our headquarter office located in Brooklyn, New York and for a majority of our other office locations, and include imputed interest and tenant improvement allowances.
Debt obligations consist of the 2021 Notes, 2020 Notes, and 2019 Notes, which will mature on June 15, 2028, September 1, 2027, and October 1, 2026, respectively, unless earlier converted or repurchased. Based on the terms of each series of Notes, when a conversion notice is received, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof.
Interest payments consist of interest due in connection with our 2021 Notes, 2020 Notes, and 2019 Notes.
Purchase obligations primarily consist of commitments related to cloud computing. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.
In addition, we have uncertain tax positions of $51.7 million and non-income tax related contingency reserves of $26.2 million. These amounts are not reflected in the table as the ultimate resolution and timing are uncertain.
Effective June 14, 2023, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to an additional $1 billion of our common stock. As of December 31, 2023, the remaining amount available to be repurchased under the approved plan was $724.4 million.
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

Historical Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cash provided by (used in):
Operating activities	$705,513	$683,612	$651,551
Investing activities	(73,307)	(30,024)	(1,557,969)
Financing activities	(656,533)	(506,484)	452,749
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
Net cash provided by operating activities was $705.5 million in the year ended December 31, 2023, primarily driven by cash net income of $729.2 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $23.7 million in cash, primarily driven by timing of the payment of prepaid expenses and other current assets, partially offset by the timing of payment of accrued expenses in the period.
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
Net Cash Used in Investing Activities
Our primary investing activities consist of cash paid for the acquisitions of Depop and Elo7, purchases and sales and maturities of short- and long-term investments, and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $73.3 million in the year ended December 31, 2023. This was primarily attributable to $39.9 million in capital expenditures, including $27.0 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms, and net purchases of investments of $33.4 million.
Net cash used in investing activities was $30.0 million in the year ended December 31, 2022. This was primarily attributable to $30.7 million in capital expenditures, including $20.5 million for website development and internal-use software.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities include proceeds from the issuance of convertible senior notes, repurchases of common stock, payment of tax obligations on vested equity awards, purchase of capped calls, settlement of convertible senior notes, proceeds from exercise of stock options, payments of debt issuance costs, and payments on finance lease obligations.
Net cash used in financing activities was $656.5 million in the year ended December 31, 2023. This was primarily attributable to stock repurchases of $577.0 million and, to a lesser extent, payment of tax obligations on vested equity awards of $83.4 million.
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
We believe that certain assumptions and estimates associated with stock-based compensation; income taxes; business combinations; valuation of goodwill; and leases are material in nature due to the subjectivity associated with them and have the greatest potential impact on our consolidated financial statements. Therefore, we consider the assumptions and estimates associated with these (as further detailed below) to be our critical accounting estimates. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for further information on our critical accounting policies related to revenue recognition, stock-based compensation, income taxes, business combinations, goodwill, and leases.
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
For these assumptions, the weighted-average used in the Black-Scholes option-pricing model in order to determine the fair value of stock options granted in the periods indicated were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	63.3%	62.5%	43.4% - 57.4%
Expected term (in years)	4.5	4.6	4.6 - 6.2
For the years ended December 31, 2023 and 2022, the assumptions related to stock options were no longer considered a critical accounting estimate as the number of options awarded was not material.

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
Valuation of Goodwill
Goodwill is tested for impairment at the reporting unit level annually, or more frequently if triggering events occur. The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes certain significant judgments including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, and other relevant considerations impacting the reporting unit. If we elect to bypass the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference, not exceeding the carrying amount of goodwill. To determine a reporting unit’s fair value, we apply the income approach, which uses management’s forecasts to estimate future net available cash flows. Significant judgments inherent in this analysis include, but are not limited to, estimates of future revenue, operating margins, long-term growth rates, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, or if we experience significant, adverse changes to long-term growth rate or discount rate assumptions, it could result in a material impact on our consolidated financial statements in future periods.
As of the annual impairment testing date in the fourth quarter of 2023, we completed a qualitative analysis for the Etsy reporting unit, which indicated no impairment; and a quantitative analysis for the Reverb reporting unit, which concluded that the fair value of the reporting unit was sufficiently in excess of its carrying value. As such, no indication of impairment was identified.
During the third quarter of 2022, the carrying values of the Depop and Elo7 reporting units were determined to be in excess of their fair values such that non-cash impairment charges were recorded of $897.9 million and $147.1 million, representative of the full value of goodwill allocated to the Depop and Elo7 reporting units, respectively. The impairment charges were the result of continued adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, ongoing geopolitical events, and related headwinds on business performances; along with executive management changes at Depop and Elo7, all of which resulted in downward revisions to the projected future cash flows negatively impacting the reporting units’ fair values. In addition to these adverse changes to projected cash flows; for Depop and Elo7, respectively, discount rates increased by 380 and 160 basis points as compared to the discount rates in our purchase price allocations at the time of the Depop and Elo7 acquisitions; and by 300 and 100 basis points as compared to the discount rates used in our interim quantitative analysis for Depop and Elo7 as of June 30, 2022, respectively. The updates to the discount rates and estimated future cash flows each had a significant impact on the estimated fair values of Depop and Elo7 reporting units compared to our June 30, 2022 analysis, which ultimately resulted in impairments of their goodwill balances in the third quarter of 2022. No further impairment charges were recorded within our Etsy or Reverb reporting units as of our annual impairment test in the fourth quarter of 2022.
During the years ended December 31, 2023 and 2021, we did not recognize any goodwill impairment. During the year ended December 31, 2022, we recognized total non-cash impairment charges of $1.0 billion.
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 7—Goodwill and Intangible Assets” for further discussion and presentation of these amounts.

Leases
Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Additionally, the estimates of the present value of lease payments over the expected lease term along with the estimated fair value of the real estate properties or other assets leased by us affect the recognition of a lease transaction either as an operating or finance lease, which impacts the classification in our consolidated financial statements.
Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Foreign Currency Exchange Risk
We operate global marketplaces. Our revenues are denominated in the currencies in which the seller is paid, and our operating expenses are denominated in the currencies of the countries in which our operations are located. Etsy processes seller charges in our sellers’ ledger currencies. We have asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. As a result of transacting business in multiple foreign currencies, primarily the Euro, Pound Sterling, and Canadian dollar, we are subject to the risk of fluctuations in foreign currency exchange rates. We monitor our exposure to foreign currency exchange rate risk and the different mechanisms available for use in managing such risk. Although to date we have not entered into any derivatives or hedging transactions, we may elect to do so in the future should we deem it prudent in light of our exposure.
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% change in foreign currency exchange rates would have resulted in a decrease to revenue of $111.1 million or approximately 4.0% of total revenue for the year ended December 31, 2023. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $11.5 million based on balance sheet balances as of December 31, 2023. This compares to a revenue decrease of $97.2 million or approximately 3.8% of total revenue for the year ended December 31, 2022 and currency exchange loss of $9.5 million based on the same analysis performed on balance sheet balances as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.
Index to the Consolidated Financial Statements

94	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
96	Consolidated Balance Sheets
97	Consolidated Statements of Operations
98	Consolidated Statements of Comprehensive Income (Loss)
99	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
100	Consolidated Statements of Cash Flows
102	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Etsy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Reverb Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $138 million as of December 31, 2023, of which a significant portion relates to the Reverb reporting unit. The Company performs its annual goodwill impairment test in the fourth quarter, or more frequently if an interim triggering event occurs that may indicate potential impairment. The Company completed a quantitative analysis for the Reverb reporting unit, which concluded that the fair value of the reporting unit was sufficiently in excess of its carrying value. As disclosed by management, to determine a reporting unit’s fair value, management uses the income approach, which uses significant judgments, including estimates of future revenue, operating margins, long-term growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Reverb reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Reverb reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future revenue, operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the valuation of the Reverb reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Reverb reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of future revenue, operating margins, and the discount rate. Evaluating management’s assumption related to estimates of future revenue and operating margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Reverb reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2024

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$914,323	$921,278
Short-term investments	236,118	250,413
Accounts receivable, net	24,734	27,888
Prepaid and other current assets	129,884	80,203
Funds receivable and seller accounts	265,387	233,961
Total current assets	1,570,446	1,513,743
Restricted cash	—	5,341
Property and equipment, net	249,794	249,744
Goodwill	138,377	137,724
Intangible assets, net	457,140	535,406
Deferred tax assets	137,776	121,506
Long-term investments	86,676	29,137
Other assets	45,191	42,360
Total assets	$2,685,400	$2,634,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,920	$28,757
Accrued expenses	353,553	331,234
Finance lease obligations—current	6,079	4,731
Funds payable and amounts due to sellers	265,387	233,961
Deferred revenue	14,635	14,008
Other current liabilities	41,207	19,064
Total current liabilities	710,781	631,755
Finance lease obligations—net of current portion	99,620	105,699
Deferred tax liabilities	13,192	44,735
Long-term debt, net	2,283,817	2,279,640
Other liabilities	121,705	120,406
Total liabilities	3,229,115	3,182,235
Commitments and contingencies (Note 14)
Stockholders' deficit:
Common stock ($0.001 par value, 1,400,000,000 shares authorized as of December 31, 2023 and 2022; 119,068,884 and 125,054,278 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	119	125
Preferred stock ($0.001 par value, 25,000,000 shares authorized as of December 31, 2023 and 2022)	—	—
Additional paid-in capital	1,081,026	815,085
Accumulated deficit	(1,357,390)	(1,048,267)
Accumulated other comprehensive loss	(267,470)	(314,217)
Total stockholders' deficit	(543,715)	(547,274)
Total liabilities and stockholders’ deficit	$2,685,400	$2,634,961

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,748,377	$2,566,111	$2,329,114
Cost of revenue	828,675	744,592	654,512
Gross profit	1,919,702	1,821,519	1,674,602
Operating expenses:
Marketing	759,196	710,399	654,804
Product development	469,332	412,398	271,535
General and administrative	343,242	312,260	282,531
Asset impairment charges	68,091	1,045,022	—
Total operating expenses	1,639,861	2,480,079	1,208,870
Income (loss) from operations	279,841	(658,560)	465,732
Other income (expense):
Interest expense	(14,042)	(14,168)	(9,885)
Interest and other income	35,999	10,956	2,137
Foreign exchange (loss) gain	(6,348)	(206)	13,670
Loss on sale of business	(2,630)	—	—
Total other income (expense)	12,979	(3,418)	5,922
Income (loss) before income taxes	292,820	(661,978)	471,654
Benefit (provision) for income taxes	14,748	(32,310)	21,853
Net income (loss)	$307,568	$(694,288)	$493,507
Net income (loss) per share attributable to common stockholders:
Basic	$2.51	$(5.48)	$3.88
Diluted	$2.24	$(5.48)	$3.40
Weighted average common shares outstanding:
Basic	122,503,366	126,778,626	127,224,974
Diluted	140,145,406	126,778,626	146,683,324

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$307,568	$(694,288)	$493,507
Other comprehensive income (loss):
Cumulative translation adjustment	44,977	(237,784)	(80,203)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $574, $(448), and $(240), respectively	1,770	(1,419)	(762)
Total other comprehensive income (loss)	46,747	(239,203)	(80,965)
Comprehensive income (loss)	$354,315	$(933,491)	$412,542

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance as of December 31, 2020	125,835,931	$126	$883,166	$(146,819)	$5,951	$742,424
Cumulative effect of adoption of accounting standard changes	—	—	(228,738)	27,828	—	(200,910)
Stock-based compensation	—	—	139,280	—	—	139,280
Exercise of vested options	994,456	1	22,705	—	—	22,706
Purchase of capped calls, net of taxes	—	—	(64,673)	—	—	(64,673)
Settlement of convertible senior notes, net of taxes	985,522	1	(424)	—	—	(423)
Vesting of restricted stock units, net of shares withheld	818,442	1	(119,554)	—	—	(119,553)
Stock repurchase	(1,612,233)	(2)	—	(302,772)	—	(302,774)
Other comprehensive loss	—	—	—	—	(80,965)	(80,965)
Net income	—	—	—	493,507	—	493,507
Balance as of December 31, 2021	127,022,118	127	631,762	71,744	(75,014)	628,619
Stock-based compensation (1)	191,493	—	248,114	—	—	248,114
Exercise of vested options	816,620	1	15,023	—	—	15,024
Settlement of convertible senior notes, net of taxes	358	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld	981,844	1	(79,814)	—	—	(79,813)
Stock repurchase	(3,958,155)	(4)	—	(425,723)	—	(425,727)
Other comprehensive loss	—	—	—	—	(239,203)	(239,203)
Net loss	—	—	—	(694,288)	—	(694,288)
Balance as of December 31, 2022	125,054,278	125	815,085	(1,048,267)	(314,217)	(547,274)
Stock-based compensation (1)	45,680	—	300,687	—	—	300,687
Exercise of vested options	623,161	1	14,227	—	—	14,228
Settlement of capped call	(1,194,006)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	278	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	1,419,337	1	(83,196)	—	—	(83,195)
Stock repurchase	(6,879,844)	(7)	—	(582,468)	—	(582,475)
Other comprehensive income	—	—	—	—	46,747	46,747
Net income	—	—	—	307,568	—	307,568
Balance as of December 31, 2023	119,068,884	$119	$1,081,026	$(1,357,390)	$(267,470)	$(543,715)

(1) Includes the partial payment of Depop deferred consideration. See “Note 16—Stock-based Compensation” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$307,568	$(694,288)	$493,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	284,558	230,888	139,910
Depreciation and amortization expense	91,323	96,702	74,267
Provision for expected credit losses	19,634	12,464	16,031
Foreign exchange loss (gain)	7,400	1,238	(14,071)
Asset impairment charges	68,091	1,045,022	—
Deferred benefit for income taxes	(50,086)	(55,303)	(88,952)
Loss on sale of business	2,630	—	—
Other non-cash (income) expense, net	(1,901)	6,423	6,976
Changes in operating assets and liabilities, net of sale of business and acquisitions:
Accounts receivable	(16,066)	(14,056)	(19,256)
Funds receivable and seller accounts	(29,328)	(20,570)	(83,941)
Prepaid expenses and other current assets	(47,490)	23,840	(44,186)
Other assets	(2,409)	7,390	(25,159)
Accounts payable	2,582	532	(14,169)
Accrued and other current liabilities	34,439	6,439	84,789
Funds payable and amounts due to sellers	29,328	20,570	83,941
Deferred revenue	457	1,905	1,441
Other liabilities	4,783	14,416	40,423
Net cash provided by operating activities	705,513	683,612	651,551
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(1,699,974)
Cash paid for intangible assets	(12)	(6,456)	(1,937)
Purchases of property and equipment	(12,938)	(10,237)	(11,248)
Development of internal-use software	(26,958)	(20,506)	(16,922)
Purchases of investments	(342,850)	(270,345)	(418,518)
Sales and maturities of investments	309,451	277,520	590,630
Net cash used in investing activities	(73,307)	(30,024)	(1,557,969)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(83,441)	(79,163)	(118,167)
Repurchase of stock	(576,968)	(425,727)	(302,774)
Proceeds from exercise of stock options	14,228	15,024	22,706
Proceeds from issuance of convertible senior notes	—	—	1,000,000
Payment of debt issuance costs	(2,215)	(25)	(13,300)
Purchase of capped calls	—	—	(85,000)
Settlement of convertible senior notes	(90)	(44)	(43,900)
Payments on finance lease obligations	(6,278)	(6,307)	(8,864)
Other financing, net	(1,769)	(10,242)	2,048
Net cash (used in) provided by financing activities	(656,533)	(506,484)	452,749
Effect of exchange rate changes on cash	12,031	(6,022)	(10,234)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,296)	141,082	(463,903)
Cash, cash equivalents, and restricted cash at beginning of period	926,619	785,537	1,249,440
Cash, cash equivalents, and restricted cash at end of period	$914,323	$926,619	$785,537

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Cash paid for interest	$9,315	$9,534	$6,054
Cash paid for income taxes, net of refunds	$42,676	$41,679	$94,160
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$19,437	$9,799	$7,297
Lease assets obtained in exchange for new lease liabilities	$7,751	$1,727	$68,023
Excise tax payable	$5,507	$—	$—
Deferred consideration (1)	$4,611	$17,197	$—
Replacement share-based awards issued in conjunction with acquisitions	$—	$—	$5,686
(1) See “Note 16—Stock-based Compensation” for more information on the settlement of deferred consideration.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2023	2022	2021
Beginning balance:
Cash and cash equivalents	$921,278	$780,196	$1,244,099
Restricted cash	5,341	5,341	5,341
Total cash and cash equivalents, and restricted cash	$926,619	$785,537	$1,249,440

Ending balance:
Cash and cash equivalents	$914,323	$921,278	$780,196
Restricted cash	—	5,341	5,341
Total cash and cash equivalents, and restricted cash	$914,323	$926,619	$785,537

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces - which collectively create a “House of Brands” - share the Company’s mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy.com, is the global destination for unique and creative goods made by independent sellers. The Company generates revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 12, 2021, Etsy acquired all of the issued share capital of Depop Limited (“Depop”) pursuant to a share purchase, and the financial results of Depop have been included in Etsy’s consolidated financial statements from the date of acquisition. On July 2, 2021, Etsy acquired all the outstanding shares of Elo7 Serviços de Informática S.A. (“Elo7”) by means of a merger, and on August 10, 2023, Etsy closed on the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s consolidated financial statements from the date of acquisition until August 10, 2023. See “Note 5—Business Combinations” and “Note 6—Sale of Business” for more information.
Reclassifications
Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: stock-based compensation; income taxes; business combinations; valuation of goodwill; and leases. As of December 31, 2023, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services the Company provides to sellers to help them generate more sales and scale their businesses. Revenues are recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. The Company’s revenue is recognized on a gross basis, with the primary exception being shipping label revenue, which is recorded on a net basis. Sales and usage-based taxes are excluded from revenue.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Variable fees include transaction fees and payments processing fees. Etsy marketplace sellers pay a 6.5% transaction fee, which was increased from 5% effective April 11, 2022, for each completed transaction, inclusive of shipping fees charged. The Etsy marketplace charges sellers for Offsite Ads, whereby sellers pay a transaction fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy marketplace sellers pay Etsy Payments processing fees, which typically vary between 3.0% and 4.5% of an item’s total sale price, including shipping, plus a flat fee per order that depends on the country in which a seller’s bank account is located, plus an additional transaction fee for foreign currency payments. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated, and are recorded net of refunds.
Reverb and Depop marketplace revenue is comprised of seller transaction fees and payments processing fees, which are recognized when the transaction is consummated, and are recorded net of refunds. Reverb and Depop sellers pay a 5% and 10% transaction fee, respectively, for each completed transaction, inclusive of shipping fees charged.
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
Revenue from shipping labels consists of fees an Etsy marketplace seller pays the Company when they purchase shipping labels through the platform, net of the cost the Company incurs in purchasing those shipping labels. The Company provides its sellers access to purchase shipping labels at discounted pricing due to the volume of purchases through its platform. The Company recognizes shipping label revenue when an Etsy marketplace seller purchases a shipping label. The Company recognizes shipping label revenue on a net basis as it is an agent in this arrangement and does not take control of shipping labels prior to transferring the labels to the Etsy marketplace seller. Etsy shipping label revenue is recorded net of refunds.
The Reverb and Depop marketplaces offer on-site advertising services (Depop as of the end of the third quarter of 2022), and shipping labels services. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service. Shipping label revenue is recorded net of refunds.
Contract balances: The Company records deferred revenue when cash payments are received or due in advance of the completion of the four-month listing period on Etsy.com, which represents the value of the Company’s unsatisfied performance obligations, unless the item is sold or the seller re-lists it, at which time any remaining listing fee is recognized. The amount of revenue recognized in the year ended December 31, 2023 that was included in the deferred balance at January 1, 2023 was $14.0 million.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services, and expenses associated with the operation and maintenance of the Company’s platforms, including hosting and bandwidth costs. Cost of revenue also includes chargebacks to support payments revenue and costs of refunds made to buyers that the Company is either not able to collect from sellers or are otherwise covered by us, which the Company collectively refers to as cost of refunds, and seller verification fees. Additionally, cost of revenue includes certain employee compensation-related expenses, depreciation and amortization, and third-party customer support services.
Marketing
Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing and television ad and digital video expenses. Marketing expenses also include employee compensation-related expenses to support the Company’s marketing initiatives and amortization expense related to acquired customer relationship and trademark intangible assets. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $624.3 million, $581.1 million, and $559.3 million in the years ended December 31, 2023, 2022, and 2021, respectively.

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
The requisite service period for both employee stock options and RSUs is generally four years from the grant date, and the requisite service period for board member stock options is one year from the grant date. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
Foreign Currency
The Company has determined that the functional currency for each of its foreign operations is the currency of the primary cash flow of the operations, which is generally the local currency in the jurisdiction in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in stockholders’ equity (deficit) as a component of other comprehensive income (loss). Transaction gains and losses including intercompany balances denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statements of Operations.
Income Taxes
The income tax benefit (provision) is based on income before income taxes and is accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company regularly reviews the recoverability of its deferred tax assets by considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance against deferred tax assets that are deemed not more likely than not to be realizable.
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
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share is computed by dividing net income (loss) adjusted on an if-converted basis for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based compensation awards and convertible senior notes using the treasury stock method and the if-converted method, respectively, are included when calculating net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.
The calculation of diluted net income per share excludes all anti-dilutive shares of common stock.
Segment Data
The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Following the sale of Elo7 in the third quarter of 2023, the Company has determined it has three operating segments, Etsy, Reverb, and Depop, which qualify for aggregation as one reportable segment.
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third-parties is not considered cash and cash equivalents. Short-term investments with original maturities of greater than three months but less than one year, are classified as available-for-sale and are reported at fair value using the specific identification method. Long-term investments, other than investments made through the Company’s Impact Investment Fund, with original maturities of greater than twelve months but less than 37 months, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are primarily excluded from earnings and reported as a component of other comprehensive income (loss), net of related tax (expense) benefit.
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. In connection with the Company’s noncancellable Brooklyn lease agreement, which expires in 2039, the Company established a $5.3 million collateral account, which is reflected in the restricted cash balance as of December 31, 2022. In 2023, this collateral account was closed following the issuance of a $5.3 million standby letter of credit by one of the lenders under the Amended and Restated Credit Agreement (the “2023 Credit Agreement”) which can be drawn down from amounts available under the 2023 Credit Agreement.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents, short- and long-term investments (excluding investments made through the Company’s Impact Investment Fund), accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximates carrying value due to the immediate or short-term maturity associated with these instruments or the Company’s ability to liquidate these instruments at short notice with minimal penalties.
The 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and the 2020 Notes, the “Notes”) are not measured at fair value in the Consolidated Balance Sheets, but the Company estimates the fair value of the Notes through inputs that are observable in the market or that could be derived from observable market data, corroborated with quoted market prices of similar instruments. See Note 9—Fair Value Measurements for additional information.
Accounts Receivable and Provision for Expected Credit Losses
The Company’s trade accounts receivable are recorded at amounts billed to sellers and are presented on the Consolidated Balance Sheets net of the provision for expected credit losses, which consists of bad debt expense. The provision is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of sellers. Receivables are written off once they are deemed uncollectible. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.
Payment terms: On the first day of every month, Etsy sellers receive a statement outlining the previous month’s charges. Payment is due within 15 days of the date of the monthly statement. The payment terms for Reverb and Depop are also short-term in nature. For Etsy sellers using Etsy Payments, all charges are deducted from the funds credited to the seller’s shop payment account prior to settlement of those funds to the seller’s bank account.
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance as of the beginning of period	$8,303	$7,730	$9,757
Provision for expected credit losses	19,634	12,464	16,031
Amounts written off, net of recoveries	(17,788)	(11,891)	(18,058)
Balance as of the end of period	$10,149	$8,303	$7,730
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
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. Following the sale of Elo7 in the third quarter of 2023, management has determined that the Company has three operating segments, Etsy, Reverb, and Depop, and each operating segment is determined to be a reporting unit.
The Company performs its annual goodwill impairment test in the fourth quarter, or more frequently if an interim triggering event occurs that may indicate potential impairment. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company is required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
See “Note 7—Goodwill and Intangible Assets” for further information.
Intangible Assets
Finite intangible assets are amortized using the straight-line method over the estimated useful life of the asset.

Etsy, Inc.
Notes to Consolidated Financial Statements
Leases
The Company’s lease arrangements generally include real estate and, to a lesser extent, computer equipment assets. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. At lease commencement, the Company evaluates whether the arrangement is a finance or operating lease, and accounts for it accordingly. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment, net, finance lease obligations, current, and finance lease obligations, net of current portion on the Company’s Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During the year ended December 31, 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. The Company did not recognize any long-lived asset impairment charges in the years ended December 31, 2022 and 2021. See “Note 7—Goodwill and Intangible Assets” and “Note 10—Property and Equipment” for further information.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this proposed ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on

Etsy, Inc.
Notes to Consolidated Financial Statements
an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this proposed ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketplace revenue	$1,997,190	$1,910,887	$1,745,824
Services revenue	751,187	655,224	583,290
Revenue	$2,748,377	$2,566,111	$2,329,114
See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” for additional information on revenue recognition. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Accounts Receivable and Provision for Expected Credit Losses” for additional information on the Company’s payment terms.
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$167,924	$225,685	$274,354
International	124,896	(887,663)	197,300
Income (loss) before income taxes	$292,820	$(661,978)	$471,654
The income tax (benefit) provision is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$13,737	$46,700	$23,118
U.S. State	(5,642)	16,036	12,754
International	27,243	24,877	31,227
Total current	35,338	87,613	67,099
Deferred:
U.S. Federal	(20,925)	(18,753)	(53,328)
U.S. State	5,176	(7,866)	(14,843)
International	(34,337)	(28,684)	(20,781)
Total deferred	(50,086)	(55,303)	(88,952)
Total income tax (benefit) provision	$(14,748)	$32,310	$(21,853)
For the years ended December 31, 2023, 2022 and 2021, the Company recorded an income tax (benefit) provision of $(14.7) million, $32.3 million, and $(21.9) million or an effective tax rate of (5.0)%, (4.9)%, and (4.6)%, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax (benefit) provision at the U.S. federal statutory income tax rate to the Company’s total income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit) at the federal statutory rate	$61,492	$(139,015)	$99,047
State and local income taxes, net of federal benefit	4,329	10,516	11,134
Foreign income tax rate differential	(40,506)	(89,903)	(26,215)
Stock-based compensation	15,167	(12,863)	(83,207)
Research and development credit	(19,034)	(19,603)	(23,396)
U.S. tax on foreign earnings, net of foreign income deduction (1)	3,070	3,588	(5,155)
Non-deductible acquisition costs	749	1,204	5,643
Non-deductible goodwill impairment	—	274,492	—
Change in valuation allowance	10,285	—	(108)
Divestiture of Elo7	(55,934)	—	—
Other	5,634	3,894	404
Total income tax (benefit) provision	$(14,748)	$32,310	$(21,853)
(1)Previously disclosed as “U.S. tax reform” for the year ended December 31, 2021.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$75,967	$66,410
Research and development credit carryforwards	3,242	—
Capitalized research expenses	100,996	63,901
Convertible debt	31,583	40,159
Depreciation	—	7,051
Lease liability	32,034	33,253
Stock-based compensation expense	25,690	25,151
Accrued bonus	10,616	9,478
Excess tax basis in intangible assets	2,424	1,924
Other deferred tax assets	16,737	13,443
Total deferred tax assets	299,289	260,770
Less: valuation allowance	4,154	3,524
Total net deferred tax asset	295,135	257,246

Deferred tax liabilities:
Excess book basis in intangible assets	(118,378)	(147,790)
Right-of-use asset	(30,556)	(31,864)
Depreciation	(21,105)	—
Other deferred tax liabilities	(512)	(821)
Total deferred tax liabilities	(170,551)	(180,475)
Net deferred tax assets	$124,584	$76,771

Etsy, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023, the Company had the following tax credit and operating loss carryforwards available to offset income tax liability and taxable income, respectively, in future years (in thousands):

	December 31, 2023	Expiration Period
U.S. Federal credit carryforwards	$1,512	2032-2033
U.S. State net operating loss carryforwards	57,072	2031-Unlimited
U.S. State credit carryforwards	6,547	2026-Unlimited
Non-U.S. net operating loss carryforwards	290,854	Unlimited
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
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance as of the beginning of period	$3,524	$1,834	$1,398
Additions charged to expense	10,960	1,796	580
Deletions credited to expense	(124)	—	(112)
Currency translation and other balance sheet activity	(10,206)	(106)	(32)
Balance as of the end of period	$4,154	$3,524	$1,834

Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity for the periods indicated (in thousands):

	As of December 31,
	2023	2022	2021
Balance as of the beginning of period	$35,158	$28,842	$23,738
Additions based on tax positions related to the current year	10,225	5,206	5,024
Additions for tax positions of prior years	6,278	1,754	122
Reductions for tax provisions of prior years	—	(509)	—
Lapse of statute of limitations	(3)	—	—
Settlements	—	(107)	—
Currency translation	15	(28)	(42)
Balance as of the end of period	$51,673	$35,158	$28,842
The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of December 31, 2023, 2022, and 2021 are $51.7 million, $35.2 million, and $28.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $49.9 million at December 31, 2023.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company is subject to taxation in the United States, New York, and various other states and foreign jurisdictions. As of December 31, 2023, tax year 2014 and later remain open to examination. The Company is under examination by the IRS for calendar year 2014 through 2017. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
The benefit (provision) for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision.
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and is expected to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules, however, the Company expects adverse consequences to our tax liabilities based on rules as currently drafted. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which it operates.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$307,568	$(694,288)	$493,507
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	6,336	—	4,900
Net income (loss) attributable to common stockholders—diluted	$313,904	$(694,288)	$498,407

Denominator:
Weighted average common shares outstanding—basic	122,503,366	126,778,626	127,224,974
Dilutive effect of assumed conversion of options to purchase common stock	2,222,294	—	4,149,248
Dilutive effect of assumed conversion of restricted stock units	705,465	—	1,995,336
Dilutive effect of assumed conversion of convertible senior notes	14,714,281	—	13,313,766
Weighted average common shares outstanding—diluted	140,145,406	126,778,626	146,683,324

Net income (loss) per share attributable to common stockholders—basic	$2.51	$(5.48)	$3.88
Net income (loss) per share attributable to common stockholders—diluted	$2.24	$(5.48)	$3.40
The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Stock options	174,655	3,127,333	149,683
Restricted stock units	4,719,187	5,081,194	584,033
Convertible senior notes	—	14,715,935	—
Total anti-dilutive securities	4,893,842	22,924,462	733,716
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
Depop Acquisition
On July 12, 2021, the Company acquired all of the issued share capital of Depop, an online global peer-to-peer fashion resale marketplace. At the time of acquisition, the Company believed Depop would extend its market opportunity in the high frequency apparel sector, specifically in the fast-growing resale space, and deepen the Company’s reach into the Gen Z consumer. The fair value of consideration transferred of $1.493 billion consisted of: (1) cash consideration paid of $1.489 billion, net of cash acquired and (2) non-cash consideration of $4.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition is recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards. Additionally, deferred consideration awards issued to certain Depop executives are also recorded as post-combination expense on a straight-line basis over the mandatory service period associated with the deferred consideration. Neither of these awards was included in the fair value of the consideration transferred. See Note 16—Stock-based Compensation for more information on these awards.
At the time of acquisition, goodwill consisted largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill was not deductible for tax purposes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Elo7 Acquisition
On July 2, 2021, the Company acquired all the outstanding shares of Elo7 (including Elo7, Ltd. and related subsidiaries entities), by means of a merger, an e-commerce marketplace in Brazil focused on unique, handmade items. At the time of acquisition, the Company saw significant potential in Brazil's e-commerce sector, which is still in early stages of development and fueled by one of the largest economies in the world. The Company believed having a well-known local brand would help Etsy to better capitalize on this opportunity. The fair value of consideration transferred of $212.1 million consisted of: (1) cash consideration paid of $211.3 million, net of cash acquired, and (2) non-cash consideration of $0.8 million representing the portion of the replacement equity awards issued in connection with the acquisition that was associated with services rendered through the date of the acquisition. The portion of the replacement equity awards associated with services rendered post-acquisition are recorded as post-combination expense on a straight-line basis over the remaining vesting period of the awards, and were therefore not included in the fair value of the consideration transferred. See Note 16—Stock-based Compensation for more information on these awards.
At the time of acquisition, goodwill consisted largely of assembled workforce, expanded market opportunities, and value creation across the Company’s businesses. The resulting goodwill was not deductible for tax purposes.
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
Revenue and Earnings
Revenue and net loss were $36.7 million and $59.1 million, respectively, for Depop and Elo7, in the aggregate, from their respective dates of acquisition through December 31, 2021. Acquisition-related expenses are expensed as incurred and were recorded in general and administrative expenses. They were $1.2 million, $2.8 million, and $36.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The 2021 acquisition-related expenses primarily related to advisory, legal, valuation, and other professional fees.

Etsy, Inc.
Notes to Consolidated Financial Statements
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the Company, including Depop and Elo7, as if the business combinations had occurred on January 1, 2020 (in thousands):

Year Ended December 31,
2021
Revenue	$2,373,592
Net income	492,732
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
Depop and Elo7 Asset Impairment Charges
During the year ended December 31, 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. During the year ended December 31, 2022, the Company fully impaired goodwill related to the Depop and Elo7 acquisitions. See “Note 7—Goodwill and Intangible Assets” and “Note 10—Property and Equipment“ for further information.

Sale of Elo7
The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 6—Sale of Business” for further details.

Note 6—Sale of Business
Due to challenges Etsy faced to effectively scale Elo7 in Brazil over the last two years, particularly given headwinds created by a volatile macroeconomic environment and an increasingly competitive e-commerce market in Brazil, on August 10, 2023, Etsy closed on the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil.
The Company recognized a net loss on the sale of Elo7 of $2.6 million, which includes a $7.5 million loss from the reclassification out of accumulated other comprehensive income related to a cumulative translation adjustment. The net loss on the sale of Elo7 was recorded in Loss on sale of business, under Other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2023.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Balance as of the beginning of the period	$137,724	$1,371,064
Impairment	—	(1,045,022)
Foreign currency translation adjustments	653	(188,318)
Balance as of the end of the period	$138,377	$137,724
Following the sale of Elo7 in the third quarter of 2023, management has determined that the Company has three operating segments, Etsy, Reverb, and Depop, and each operating segment is determined to be a reporting unit. As of December 31, 2022 and December 31, 2023, goodwill balances are allocated to Etsy and Reverb, which are the reporting units at which the Company tests goodwill for impairment.
As of the annual impairment testing date in the fourth quarter of 2023, the Company completed a qualitative analysis for the Etsy reporting unit, which indicated no impairment; and a quantitative analysis for the Reverb reporting unit, which concluded that the fair value of the reporting unit was sufficiently in excess of its carrying value. As such, no goodwill impairment was identified as of the annual impairment testing date in 2023.
During the third quarter of 2022, the carrying values of the Depop and Elo7 reporting units were determined to be in excess of their fair values such that non-cash impairment charges were recorded of $897.9 million and $147.1 million, representative of the full value of goodwill allocated to the Depop and Elo7 reporting units, respectively. The impairment charges were the result of continued adverse macroeconomic conditions, including reopening, inflationary pressures on consumer discretionary spending, foreign exchange rate volatility, and ongoing geopolitical events, and related headwinds on business performances; along with executive management changes at Depop and Elo7, all of which resulted in downward revisions to the projected future cash flows negatively impacting the reporting units’ fair values. In addition to these adverse changes to projected cash flows, discount rates as of September 30, 2022 increased as compared to those used in our interim quantitative analysis for Depop and Elo7 as of June 30, 2022. The updates to the discount rates and estimated future cash flows each had a significant adverse impact on the estimated fair values of Depop and Elo7 reporting units compared to our June 30, 2022 analysis, which ultimately resulted in impairments of their goodwill balances in the third quarter of 2022. The Company did not record any non-cash impairment charges to the finite-lived intangible assets or other long-lived assets of Depop and Elo7 for the quarter ended September 30, 2022. No further impairment charges were recorded within our Etsy or Reverb reporting units as of our annual impairment test in the fourth quarter of 2022.
As of the annual impairment testing date in 2021, the Company completed a qualitative analysis for both the Etsy and the Reverb reporting units, which indicated no impairment; and completed a quantitative analysis for both the Depop and Elo7 reporting units. The quantitative analysis assumed that the purchase consideration for the Depop and Elo7 acquisitions approximated the fair value of each of the reporting units given the proximity to the respective acquisition dates.
For the years ended December 31, 2023 and December 31, 2021, the Company did not record any goodwill impairment expense. For the year ended December 31, 2022, the Company recorded $1.0 billion of goodwill impairment expense.

Etsy, Inc.
Notes to Consolidated Financial Statements
At December 31, 2023 and 2022, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2023
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$308,583	$(51,328)	$257,255	16.0
Customer relationships	229,737	(53,034)	176,703	10.6
Referral agreement	35,135	(19,393)	15,742	4.5
Patent licenses	9,617	(2,177)	7,440	9.2
Intangible assets	$583,072	$(125,932)	$457,140	13.4

	As of December 31, 2022
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$318,489	$(35,873)	$282,616	16.7
Customer relationships	265,429	(39,808)	225,621	11.9
Referral agreement	34,050	(15,404)	18,646	5.5
Patent licenses	9,617	(1,094)	8,523	9.9
Intangible assets	$627,585	$(92,179)	$535,406	14.2
Amortization expense of intangible assets for the years ended December 31, 2023, 2022, and 2021 was $39.7 million, $41.3 million, and $28.4 million, respectively.
During the second quarter of 2023, the Company concluded that the book value of the finite-lived intangible assets for the Elo7 reporting units were fully impaired, and recorded an impairment charge of $60.2 million in Asset Impairment charges in the Consolidated Statement of Operations, which primarily related to trademark and customer relationships. The impairment charge was the result of macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, which caused the Company to revise its business forecasts for Elo7 downwards. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group for a period of less than twelve months. The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 6—Sale of Business” for further details. The Company did not recognize any intangible asset impairment losses in the years ended December 31, 2022 and 2021.
Based on amounts recorded at December 31, 2023, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2024	$38,079
2025	38,080
2026	37,758
2027	37,690
2028	35,680
Thereafter	269,853
Total amortization expense	$457,140

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Segment and Geographic Information
The Company has determined it has three operating segments, Etsy, Reverb, and Depop, which qualify for aggregation as one reportable segment.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,472,677	$1,429,650	$1,393,637
United Kingdom	347,889	343,788	329,203
All Other	927,811	792,673	606,274
Revenue	$2,748,377	$2,566,111	$2,329,114
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of December 31,
	2023	2022
United States	$153,826	$165,529
All Other	21,432	9,792
Long-lived assets	$175,258	$175,321
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Fair Value Measurements
The Company has characterized its investments, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. Investments recorded in the accompanying Consolidated Balance Sheets are categorized based on the inputs to valuation techniques as follows:
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
In the year ended December 31, 2022, the Company set up the Impact Investment Fund through which the Company expects to deploy approximately $30 million to further the Company’s Impact strategy and goals. In the year ended December 31, 2023, the Company invested a portion of the Impact Investment Fund in four investments which are classified as long-term investments on its Consolidated Balance Sheet. The investments in loan receivables are measured on an amortized cost basis and the investments in third-party managed funds are measured on the net assets value (“NAV”) basis. The Company uses NAV or its equivalent to measure the value of certain investments in alternative investment funds, debt funds, equity funds, and private equity funds, which may be redeemable in the near term or restricted from redemption in the near term, as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2023
Level 1
Money market funds (1)	$377,021	$—	$—	$377,021	$376,941	$80	$—
U.S. Government securities	95,298	(164)	39	95,173	—	60,153	35,020
	472,319	(164)	39	472,194	376,941	60,233	35,020
Level 2
U.S. agency securities	15,635	(14)	3	15,624	—	15,624	—
Certificate of deposit	35,365	(1)	55	35,419	—	35,419	—
Commercial paper	62,463	(12)	54	62,505	4,449	58,056	—
Corporate bonds	100,386	(145)	128	100,369	1,566	66,786	32,017
	213,849	(172)	240	213,917	6,015	175,885	32,017
Level 3
Loans receivable - held for investment	6,000	—	—	6,000	—	—	6,000
	6,000	—	—	6,000	—	—	6,000
	$692,168	$(336)	$279	$692,111	$382,956	$236,118	$73,037
Measured at NAV (2)
Third-party managed funds							$13,639
							$86,676

December 31, 2022
Level 1
Money market funds (1)	$462,866	$—	$—	$462,866	$374,314	$76	$—
U.S. Government securities	64,968	(424)	4	64,548	2,995	61,553	—
	527,834	(424)	4	527,414	377,309	61,629	—
Level 2
U.S. agency securities	10,053	(1)	3	10,055	—	10,055	—
Certificate of deposit	40,915	(184)	7	40,738	5,471	35,267	—
Commercial paper	57,777	(101)	18	57,694	4,454	53,240	—
Corporate bonds	122,294	(1,729)	6	120,571	1,212	90,222	29,137
	231,039	(2,015)	34	229,058	11,137	188,784	29,137
	$758,873	$(2,439)	$38	$756,472	$388,446	$250,413	$29,137
(1)There were no money market funds classified as funds receivable and seller accounts as of December 31, 2023. $88.5 million of money market funds were classified as funds receivable and seller accounts as of December 31, 2022.
(2)Third-party managed funds measured on the NAV basis have not been categorized in the fair value hierarchy. The amount presented in the table is intended to permit reconciliation of the long-term investments in the fair value hierarchy to the amount presented in the Consolidated Balance Sheet.

Etsy, Inc.
Notes to Consolidated Financial Statements
The table below shows the gross unrealized loss and fair value of the following investments in available-for-sale debt securities that are classified by the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	Gross Unrealized Holding Loss	Fair Value
December 31, 2023
Less than 12 months in a continuous unrealized loss position
U.S. agency securities	$(14)	$12,569
Certificate of deposit	(1)	7,178
Commercial paper	(12)	34,066
Corporate bonds	(73)	28,401
U.S. Government securities	(164)	71,536
	$(264)	$153,750
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(72)	$20,808
	$(72)	$20,808
December 31, 2022
Less than 12 months in a continuous unrealized loss position
Corporate bonds	$(281)	$70,469
U.S. Government securities	(265)	51,075
	$(546)	$121,544
12 months or longer in a continuous unrealized loss position
Corporate bonds	$(1,448)	$50,102
U.S. Government securities	(159)	7,442
	$(1,607)	$57,544
As of December 31, 2022, the remaining available-for-sale debt securities in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectability of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the years ended December 31, 2023, 2022, and 2021.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the Notes. See “Note 13—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$991,529	$799,000	$989,629	$863,300
2020 Notes	645,624	556,790	644,431	646,230
2019 Notes	646,664	747,630	645,536	998,361
2018 Notes	—	—	44	145
	$2,283,817	$2,103,420	$2,279,640	$2,508,036
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 10—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2023	2022
Computer equipment	3 years	$15,534	$12,820
Furniture and equipment	2 - 4 years	14,011	11,398
Leasehold improvements	Shorter of life of asset or lease term	62,220	56,095
Construction in progress	Not applicable	—	419
Building	Lease term	133,063	133,063
Website development and internal-use software	3 - 5 years	269,018	240,138
		493,846	453,933

Less: Accumulated depreciation and amortization		244,052	204,189
		$249,794	$249,744
Depreciation and amortization expense on property and equipment was $51.6 million, $55.5 million, and $45.8 million, which included amortization expense relating to capitalized website development and internal-use software of $34.3 million, $37.3 million, and $30.0 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
During the second quarter of 2023, the Company concluded that the book value of the long-lived assets for the Elo7 reporting units were fully impaired, and recorded an impairment charge of $7.9 million in Asset Impairment charges in the Consolidated Statement of Operations, which primarily related to developed technology. The impairment charge was the result of macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, which caused the Company to revise its business forecasts for Elo7 downwards. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group for a period of less than twelve months. The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 6—Sale of Business” for further details. In the third quarter of 2022, the developed technology asset acquired as part of the Reverb acquisition, and as recorded in capitalized website development and internal-use software, was fully amortized.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Leases
For the years ended December 31, 2023, 2022, and 2021, the elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$6,832	$8,251	$6,320
Finance lease cost:
Amortization of right-of-use assets	6,809	7,174	9,139
Interest on lease liabilities	5,190	5,392	3,044
Total finance lease cost	11,999	12,566	12,183
Other lease cost, net (1)	1,385	1,220	1,193
Total lease cost	$20,216	$22,037	$19,696
(1)Other lease cost, net includes short-term lease costs and variable lease costs.
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2023	2022
Operating leases:
Other assets	$42,153	$38,784
Other current liabilities	$4,939	$4,233
Other liabilities	41,105	38,085
Total operating lease liabilities	$46,044	$42,318

Finance leases:
Property and equipment, net	$95,381	$102,169
Finance lease obligations—current	$6,079	$4,731
Finance lease obligations—net of current portion	99,620	105,699
Total finance lease liabilities	$105,699	$110,430

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	13.47 years	14.54 years
Finance leases	15.56 years	16.49 years
Weighted average discount rate:
Operating leases	4.40%	4.54%
Finance leases	4.73%	4.73%

Etsy, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(6,482)	$(7,871)	$(6,442)
Operating cash flows used in finance leases	(5,174)	(5,387)	(3,025)
Finance cash flows used in finance leases	(6,278)	(6,307)	(8,864)
Future minimum lease payments under non-cancelable leases as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$6,549	$10,115
2025	6,565	10,760
2026	1,855	100
2027	1,310	882
2028	4,300	10,593
Thereafter	42,717	124,404
Total future minimum lease payments (1)	63,296	156,854
Less:
Imputed interest	17,252	51,155
Total	$46,044	$105,699
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
Note 12—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2023	2022
Pass-through marketplace tax collection obligation	$126,284	$129,591
Vendor accruals	120,804	127,791
Employee compensation-related liabilities (1)	95,842	63,718
Taxes payable	10,623	10,134
Total accrued expenses	$353,553	$331,234
(1)December 31, 2023 includes severance and employee-related benefits associated with restructuring and other exit costs. See “Note 17—Restructuring and Other Exit Costs” for more information.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Debt

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2023
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$—	$2,299,887
Unamortized debt issuance costs	8,471	4,376	3,223	—	16,070
Net carrying value	$991,529	$645,624	$646,664	$—	$2,283,817

	As of December 31, 2022
	2021 Notes	2020 Notes	2019 Notes	2018 Notes	Total
Principal	$1,000,000	$650,000	$649,932	$44	$2,299,976
Unamortized debt issuance costs	10,371	5,569	4,396	—	20,336
Net carrying value	$989,629	$644,431	$645,536	$44	$2,279,640
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
2018 Notes	March 1, 2023	November 1, 2022	27.5691	36.27	—%
(1)Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2023, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the first quarter of 2024.
(2)The initial conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock.

Based on the terms of each series of Notes, they will mature on the respective maturity date, unless earlier converted, redeemed, or repurchased. Additionally, the holders of each series of Notes may convert all or a portion of the Notes prior to the close of business on the business day immediately preceding the respective contractual convertibility date only under the following circumstances (in each case, as applicable to each series of Notes): (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2021, December 31, 2020, and December 31, 2019 (and only such calendar quarter) for the 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Note for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On and after the applicable contractual convertibility date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of December 31, 2023.
2021 Convertible Debt

In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of stock, as described in “Note 15—Stockholders’ (Deficit) Equity.” The Company used $85.0 million of the net proceeds from the 2021 Notes to enter into privately negotiated capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions.

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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of December 31, 2023, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of December 31, 2023, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
proceeds from the 2018 Notes offering to enter into separate capped call instruments (“2018 Capped Call Transactions”) with the initial purchasers and/or their respective affiliates.
During the year ended December 31, 2020, the Company paid $137.2 million in cash and issued approximately 7.3 million shares of Etsy’s common stock to repurchase $301.1 million aggregate principal amount of its outstanding 2018 Notes through privately negotiated transactions.
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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to each of the Notes for the periods presented below was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
2021 Notes	$4,400	$4,400	$2,411
2020 Notes	2,006	2,006	2,006
2019 Notes	1,985	1,985	1,985
2018 Notes	—	—	44
Total interest expense	$8,391	$8,391	$6,446
Fair Value of Notes
The estimated fair value of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 9—Fair Value Measurements ” for more information regarding the fair value of the Notes.
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

Each series of the Capped Call Transactions does not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for each of the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.

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
The 2023 Credit Agreement amends and restates in its entirety the Credit Agreement dated as of February 25, 2019 (the “2019 Credit Agreement”) between the Company, as borrower, the lenders party thereto from time to time, and Citibank N.A., as administrative Agent.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest, at the Company’s option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted Term SOFR rate for a one-month interest period plus 1.00%, in each case plus a margin ranging from 0.50% to 1.25% or (ii) an adjusted Term SOFR rate plus a margin ranging from 1.50% to 2.25%. Swingline loans under the 2023 Credit Agreement bear interest at the same base rate (plus the margin applicable to borrowings bearing interest at the base rate). These margins are determined based on the senior secured net leverage ratio (defined as secured funded debt, net of unrestricted cash up to $100.0 million, to EBITDA (as defined in the 2023 Credit Agreement)) for the preceding four fiscal quarter periods. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee, ranging from 0.20% to 0.35% depending on the Company’s senior secured net leverage ratio, and fees associated with letters of credit. The 2023 Credit Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $200.0 million at the same maturity, pricing, and other terms and to request an extension of the maturity date for the facility. In connection with the 2023 Credit Agreement, the Company also paid the lenders certain upfront fees.
The 2023 Credit Agreement contains customary representations and warranties applicable to the Company and its subsidiaries and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries. The negative covenants include restrictions on, among other things, indebtedness, liens, certain fundamental changes (including mergers), investments, dispositions, restricted payments (including dividends and stock repurchases), prepayments of junior debt, and transactions with affiliates. These restrictions do not prohibit a subsidiary of the Company from making pro rata payments to the Company or any other person that owns an equity interest in such subsidiary. The 2023 Credit Agreement contains financial covenants, that require the Company and its subsidiaries to maintain (i) a secured net leverage ratio not to exceed 3.50 to 1.00, subject to an increase, at the option of the Company, to 4.00 to 1.00 for a specified period of time in the event of certain material acquisitions, tested as of the last day of each fiscal quarter.
The 2023 Credit Agreement includes customary events of default, including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other indebtedness, final judgments or orders, certain change of control events, and certain bankruptcy-related events or proceedings. Upon the occurrence of an event of default (subject to notice and grace periods), obligations under the 2023 Credit Agreement could be accelerated.
Subject to certain exceptions, to the extent the Company has any material domestic subsidiaries, the obligations under the 2023 Credit Agreement would be required to be guaranteed by such material domestic subsidiaries. The obligations under the 2023 Credit Agreement are secured by all or substantially all of the assets of the Company and any such subsidiary guarantors.
While the Company had no outstanding borrowings under the 2023 Credit Agreement as of December 31, 2023, one of the lenders has issued a $5.3 million standby letter of credit in favor of the landlord of the Company’s corporate headquarters, which can be drawn down from amounts available under the 2023 Credit Agreement. At December 31, 2022, the Company did not have any borrowings under the 2019 Credit Agreement. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 14—Commitments and Contingencies

Purchase Obligations
The Company has $420.8 million of non-cancelable contractual commitments as of December 31, 2023, primarily related to cloud computing in which the commitments are due over the course of approximately three years. For agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fees.
The Company’s future payments under purchase obligations as of December 31, 2023 were as follows (in thousands):

Purchase Obligations
Periods ending
2024	$134,245
2025	191,547
2026	95,000
Thereafter	—
Total purchase obligations	$420,792

Non-Income Tax Contingencies
The Company had reserves of $26.2 million and $43.2 million at December 31, 2023 and 2022, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The reserves as of December 31, 2023 and 2022 include $11.5 million and $30.4 million, respectively, due to the acquisitions of subsidiaries, some of which are offset by an indemnification asset of $3.0 million as of December 31, 2022. These amounts were primarily recorded as part of purchase accounting. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 15—Stockholders’ (Deficit) Equity
Stock Repurchases
On June 14, 2023, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “June 2023 Stock Repurchase Program”). As of December 31, 2023, the remaining amount available to be repurchased under the approved plan was $724.4 million.
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

In May 2022, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $600 million of its common stock. All purchases under this program were completed in the third quarter of 2023.
In December 2020, the Board of Directors approved a stock repurchase program that enabled the Company to repurchase up to $250 million of its common stock. The program was completed in the third quarter of 2022.
The following table summarizes the Company’s cumulative stock repurchase activity under the programs noted above (in thousands, except share and per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended December 31, 2023	6,879,844	83.86
Repurchases of common stock for the year ended December 31, 2022	3,958,155	107.56
Repurchases of common stock for the year ended December 31, 2021	554,718	221.33
(1)Average price paid per share excludes broker commissions and excise tax.
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
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt. See “Note 13—Debt” for additional information. This receipt and subsequent retirement of shares was separate from the stock repurchase plans approved by the Board of Directors as described above.
Additionally, in June 2021, the Company repurchased approximately 1.1 million shares of its common stock for approximately $180 million concurrently with the issuance of the 2021 Notes. See “Note 13—Debt” for more information. This repurchase was separate from the stock repurchase program approved by the Board of Directors in December 2020.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 16—Stock-based Compensation
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its Board of Directors and approved by stockholders in March 2015. The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards to employees and directors. Beginning in 2016, the number of shares available for issuance under the 2015 Plan may be increased annually by an amount equal to the lesser of 7,050,000 shares of common stock, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. The Board of Directors approved an increase of 0, 6,252,714, and 6,351,106 shares available for issuance under the 2015 Plan as of January 2, 2024, January 2, 2023, and January 3, 2022, respectively. Any awards issued under the 2015 Plan that are forfeited by the participant will become available for future grant under the 2015 Plan. At December 31, 2023, 56,644,564 shares were authorized under the 2015 Plan and 37,275,895 shares were available for future grant.
In the year ended December 31, 2023, the Company granted nonqualified stock options and RSUs, including Financial PBRSUs and TSR PBRSUs, to eligible participants under its 2015 Plan.
The Company recognizes forfeitures as they occur. Options were granted for a term of 10 years, and vest over a one year requisite service period for board members and a four year requisite service period for employees. For RSUs, vesting is typically over a four-year requisite service period for employees and is contingent upon continued employment with the Company on each vesting date. In general, for newly-hired employees, RSUs vest 25% after the first year of service and ratably each six-month period over a four-year period following the vesting commencement date, which is the first day of the month following the date of grant. In general, for current employees who receive an additional grant, awards vest ratably each six-month period over a four-year period following the vesting commencement date.
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
The fair value of options granted in the periods indicated using the Black-Scholes pricing model has been based on the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected Volatility	63.3%	62.5%	43.4% - 57.4%
Risk-free interest rate	4.1%	3.4%	0.8% - 1.2%
Expected term (in years)	4.5	4.6	4.6 - 6.2

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s options (in thousands, except share and per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,099,952	$20.97	6.81	$800,453
Granted	198,193	218.93
Exercised	(994,456)	22.83
Forfeited/Canceled	(29,964)	47.86
Outstanding at December 31, 2021	4,273,725	29.52	5.99	810,321
Granted	9,916	76.05
Exercised	(816,620)	18.40
Forfeited/Canceled	(10,704)	126.22
Outstanding at December 31, 2022	3,456,317	31.99	5.06	322,230
Granted	8,131	95.06
Exercised	(623,161)	22.83
Forfeited/Canceled	(65,356)	123.29
Outstanding at December 31, 2023	2,775,931	32.08	4.03	158,476
Total exercisable at December 31, 2023	2,650,630	27.44	3.89	156,256

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value of options granted	$51.65	$40.84	$95.00
Intrinsic value of options exercised	44,266	87,892	206,709
Fair value of awards vested	278,537	195,929	96,592
The total unrecognized compensation expense at December 31, 2023 related to the Company’s options was $5.3 million, which will be recognized over an estimated weighted-average amortization period of 1.16 years.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs:

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2020	3,085,987	$50.28
Granted (1)	2,136,685	208.84
Vested	(1,400,241)	59.80
Forfeited/Canceled	(315,710)	108.22
Unvested at December 31, 2021	3,506,721	137.87
Granted	5,226,948	119.83
Vested	(1,670,084)	110.53
Forfeited/Canceled	(669,799)	154.06
Unvested at December 31, 2022	6,393,786	128.37
Granted	3,644,341	100.24
Vested	(2,350,706)	114.95
Forfeited/Canceled	(1,490,623)	127.68
Unvested at December 31, 2023	6,196,798	117.14
(1)Includes RSU awards issued to Depop and Elo7 employees in connection with the acquisitions in the third quarter of 2021.
The total unrecognized compensation expense at December 31, 2023 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $596.0 million, which will be recognized over an estimated weighted-average amortization period of 2.57 years.
In connection with the acquisition of Depop, certain Depop executives were eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards were to be settled by issuing shares of Etsy common stock on or shortly following the applicable vesting date, with the number of shares to be determined based on the Company’s stock price on, or leading up to, the applicable vesting date. These awards were to be recognized as post-combination service stock-based compensation expense over a vesting period equal to the mandatory service period associated with the award, with a corresponding liability included within Other liabilities on the Company’s Consolidated Balance Sheets until the service-based vesting criteria are met and the awards are settled in shares of Etsy common stock. As of December 31, 2023, the Company’s obligation related to this compensation is substantially complete.
Stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$31,246	$23,283	$13,085
Marketing	22,784	19,571	11,339
Product development	146,017	124,559	58,900
General and administrative	84,511	63,475	56,586
Stock-based compensation expense	$284,558	$230,888	$139,910

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 17—Restructuring and Other Exit Costs
On December 12, 2023, the Company’s Board of Directors approved a restructuring plan designed to increase Etsy’s operational efficiencies, reduce operating costs, and better align Etsy’s workforce and cost structure with current business needs, top strategic priorities, and key growth opportunities (collectively, the “Restructuring Plan”). The Restructuring Plan includes an approximately 11% reduction of the Etsy marketplace workforce, which is approximately 225 employees.
Additionally, in the fourth quarter of 2023 Reverb reduced its workforce by approximately 13% to gain operational efficiencies and enable critical growth investments into 2024 and beyond.
In connection with these workforce reductions, Etsy incurred $26.6 million in charges in the fourth quarter of 2023, primarily consisting of severance and employee-related benefits. Etsy expects that the execution of the Restructuring Plan will be substantially complete by the end of the first quarter of 2024, with the majority of costs incurred during the year ended December 31, 2023.
Total restructuring and other exit costs included in the Consolidated Statements of Operations are as follows (in thousands):

Year Ended December 31,
2023
Cost of revenue	$5,650
Marketing	3,233
Product development	13,527
General and administrative	4,167
Total restructuring and other exit costs	$26,577

The following table is a summary of the changes in the Company’s severance and employee-related benefits associated with restructuring and other exit costs, included in accrued expenses in the Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2022	$—
Severance and employee-related benefits	26,189
Cash payments	(1,849)
Balance as of December 31, 2023	$24,340

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal controls over financial reporting were effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified during the fourth quarter ended December, 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
(b) Adoption or Termination of Insider Trading Arrangements.

On November 3, 2023, Fred Wilson, the Chair of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) on behalf of Gotham Gives Inc. and The Solomon Wilson Family Foundation, two entities over which Mr. Wilson shares dispositive power but no pecuniary interest. Under this 10b5-1 Plan an aggregate of up to 31,275 shares of Etsy common stock, consisting of up to 14,000 shares of Etsy common stock gifted by Mr. Wilson to Gotham Gives Inc. and up to 17,275 shares of Etsy common stock gifted by Mr. Wilson to The Solomon Wilson Family Foundation, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 30, 2025.

On November 3, 2023, Josh Silverman, our Chief Executive Officer and a member of our Board of Directors, adopted a 10b5-1 Plan under which an aggregate of up to 504,376 shares of Etsy common stock to be issued upon exercise of stock options may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and February 2, 2025.

On November 3, 2023, Nicholas Daniel, our Chief Product Officer, adopted a 10b5-1 Plan under which an aggregate of up to 13,500 shares of Etsy common stock held by Mr. Daniel, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 15, 2024.

On November 15, 2023, Melissa Reiff, a member of our Board of Directors, adopted a 10b5-1 Plan under which an aggregate of up to 23,996 shares of Etsy common stock held by Ms. Reiff, and including up to 16,184 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 30, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained under the sections “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
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
(3) Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement for the Sale and Purchase of the Share Capital of Depop Limited, dated June 2, 2021	10-K	001-36911	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.1	12/12/2022
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.2	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-36911	4.2	9/23/2019
4.3	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.4	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	8/24/2020
4.5	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	8-K	001-36911	4.2	8/24/2020
4.6	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.7	Indenture, dated as of June 11, 2021, between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	6/11/2021
4.8	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.10)	8-K	001-36911	4.2	6/11/2021
4.9	Form of Confirmation for 2021 Capped Cell Transactions	8-K	001-36911	99.1	6/11/2021
4.10	Description of Securities	10-K	001-36911	4.6	2/27/2020
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019
10.3.2*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2021)	10-Q	001-36911	10.1	5/6/2021
10.3.3*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2022)	10-Q	001-36911	10.1	5/5/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3.4*	Form of Restricted Stock Unit (RSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.1	5/4/2023
10.3.5*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.2	5/4/2023
10.4*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.5.1	First Amendment to Lease Agreement, effective as of October 1, 2021, among Etsy, Inc. and RFR/K 117 Adams Owner LLC and RFR/K 55 Prospect Owner LLC	10-K	001-36911	10.5.1	2/25/2022
10.6*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
10.7*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.7.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8*	Letter Agreement between Etsy, Inc. and Kruti Patel Goyal, dated February 10, 2011, as amended on December 14, 2016, and as supplemented on July 28, 2022	10-Q	001-36911	10.1	11/3/2022
10.9*	Letter Agreement between Etsy, Inc. and Nick Daniel, dated January 17, 2014, as supplemented on August 1, 2022	10-Q	001-36911	10.2	11/3/2022
10.10*	Employment offer letter between Etsy. Inc and Michael Fisher dated July 27, 2017	10-K	001-36911	10.11	3/1/2018
10.10.1*	Advisory Agreement between Etsy, Inc. and Michael Fisher, dated October 25, 2022	10-K	001-36911	10.10.1	2/23/2023
10.10.2*	Independent Contractor Agreement between Etsy, Inc. and Fish Scalability, LLC, dated May 2, 2023	10-Q	001-36911	10.1	8/3/2023
10.11*	Letter Agreement between Etsy, Inc. and Rachana Kumar, dated October 27, 2022	10-K	001-36911	10.11	2/23/2023
10.12*	Letter Agreement between Etsy, Inc. and Raina Moskowitz, dated March 5, 2018	10-Q	001-36911	10.1	5/7/2020
10.13*	Letter Agreement between Etsy, Inc. and Ryan Scott, dated May 22, 2019	10-K	001-36911	10.13	2/23/2023
10.13.1*	Letter Agreement between Etsy, Inc. and Ryan Scott, dated December 12, 2023					X
10.14*	Letter Agreement between Etsy, Inc. and Colin Stretch, dated January 20, 2023	10-Q	001-36911	10.4	5/4/2023
10.15*	Letter Agreement between Etsy, Inc. and Toni Thompson, dated December 18, 2023					X
10.16*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.17*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.17.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.18*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 6, 2023	10-Q	001-36911	10.3	5/4/2023
10.19	Amended and Restated Credit Agreement dated as of March 24, 2023, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	10-Q	001-36911	10.5	5/4/2023
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2023, formatted in inline XBRL.***
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

ETSY, INC.
Date: February 21, 2024	/s/ Merilee Buckley
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

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2024
/s/ Rachel Glaser Rachel Glaser	Chief Financial Officer (Principal Financial Officer)	February 21, 2024
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
/s/ Fred Wilson Fred Wilson	Chair	February 21, 2024
/s/ C. Andrew Ballard C. Andrew Ballard	Director	February 21, 2024
/s/ Marla Blow Marla Blow	Director	February 21, 2024
/s/ Gary S. Briggs Gary S. Briggs	Director	February 21, 2024
/s/ M. Michele Burns M. Michele Burns	Director	February 21, 2024
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 21, 2024
/s/ Melissa Reiff Melissa Reiff	Director	February 21, 2024
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 21, 2024
/s/ Marc Steinberg Marc Steinberg	Director	February 21, 2024