Form 10-Q
period 2024-03-31
ETSY INC
filed 2024-05-02
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of April 26, 2024 was 116,932,568.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
12		Notes to Condensed Consolidated Financial Statements
23	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
31	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
31	Item 4.	Controls and Procedures

Part II - Other Information
32	Item 1.	Legal Proceedings
32	Item 1A.	Risk Factors
61	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
61	Item 3.	Defaults Upon Senior Securities
61	Item 4.	Mine Safety Disclosures
62	Item 5.	Other Information
63	Item 6.	Exhibits
64		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “currency-neutral GMS growth,” “GMS,” “GMS ex-U.S. domestic,” “new buyer GMS,” and “U.S. domestic GMS.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments, and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our impact goals, strategy, and intended progress; the impact that global macroeconomic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$788,837	$914,323
Short-term investments	254,875	236,118
Accounts receivable, net of expected credit losses of $10,102 and $10,149 as of March 31, 2024 and December 31, 2023, respectively	16,542	24,734
Prepaid and other current assets	104,633	129,884
Funds receivable and seller accounts	239,532	265,387
Total current assets	1,404,419	1,570,446
Property and equipment, net of accumulated depreciation and amortization of $257,251 and $244,052 as of March 31, 2024 and December 31, 2023, respectively	241,875	249,794
Goodwill	137,894	138,377
Intangible assets, net of accumulated amortization of $134,525 and $125,932 as of March 31, 2024 and December 31, 2023, respectively	444,829	457,140
Deferred tax assets	141,012	137,776
Long-term investments	84,424	86,676
Other assets	43,218	45,191
Total assets	$2,497,671	$2,685,400
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,132	$29,920
Accrued expenses	262,518	353,553
Finance lease obligations—current	6,045	6,079
Funds payable and amounts due to sellers	239,532	265,387
Deferred revenue	13,869	14,635
Other current liabilities	33,025	41,207
Total current liabilities	565,121	710,781
Finance lease obligations—net of current portion	98,112	99,620
Deferred tax liabilities	11,023	13,192
Long-term debt, net	2,284,883	2,283,817
Other liabilities	122,293	121,705
Total liabilities	3,081,432	3,229,115
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of March 31, 2024 and December 31, 2023; 117,064 and 119,069 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	117	119
Preferred stock ($0.001 par value, 25,000 shares authorized as of March 31, 2024 and December 31, 2023)	—	—
Additional paid-in capital	1,151,846	1,081,026
Accumulated deficit	(1,454,137)	(1,357,390)
Accumulated other comprehensive loss	(281,587)	(267,470)
Total stockholders' deficit	(583,761)	(543,715)
Total liabilities and stockholders' deficit	$2,497,671	$2,685,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$645,954	$640,877
Cost of revenue	187,133	195,453
Gross profit	458,821	445,424
Operating expenses:
Marketing	191,811	171,314
Product development	109,846	115,924
General and administrative	89,074	79,987
Total operating expenses	390,731	367,225
Income from operations	68,090	78,199
Other income, net	11,565	3,072
Income before income taxes	79,655	81,271
Provision for income taxes	(16,651)	(6,734)
Net income	$63,004	$74,537
Net income per share attributable to common stockholders:
Basic	$0.53	$0.60
Diluted	$0.48	$0.53
Weighted-average common shares outstanding:
Basic	118,440	124,337
Diluted	135,338	142,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$63,004	$74,537
Other comprehensive (loss) income:
Cumulative translation adjustment	(13,847)	15,627
Unrealized (losses) gains on investments, net of tax (benefit) expense of $(87) and $233, respectively	(270)	741
Total other comprehensive (loss) income	(14,117)	16,368
Comprehensive income	$48,887	$90,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2023	119,069	$119	$1,081,026	$(1,357,390)	$(267,470)	$(543,715)
Stock-based compensation (1)	9	—	74,338	—	—	74,338
Exercise of vested options	102	—	2,252	—	—	2,252
Vesting of restricted stock units, net of shares withheld	106	—	(5,770)	—	—	(5,770)
Stock repurchase	(2,222)	(2)	—	(159,751)	—	(159,753)
Other comprehensive loss	—	—	—	—	(14,117)	(14,117)
Net income	—	—	—	63,004	—	63,004
Balance as of March 31, 2024	117,064	$117	$1,151,846	$(1,454,137)	$(281,587)	$(583,761)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	12	—	70,987	—	—	70,987
Exercise of vested options	186	—	3,005	—	—	3,005
Settlement of capped call	(1,194)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	—	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	100	—	(9,628)	—	—	(9,628)
Stock repurchase	(1,205)	(1)	—	(148,181)	—	(148,182)
Other comprehensive income	—	—	—	—	16,368	16,368
Net income	—	—	—	74,537	—	74,537
Balance as of March 31, 2023	122,953	$123	$913,672	$(1,156,134)	$(297,849)	$(540,188)
(1) Includes the partial payments of Depop deferred consideration.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$63,004	$74,537
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	70,683	68,683
Depreciation and amortization expense	26,846	23,172
Provision for expected credit losses	4,078	4,969
Deferred benefit for income taxes	(5,230)	(8,968)
Other non-cash (income) expense, net	(5,066)	3,512
Changes in operating assets and liabilities:
Current assets	52,456	34,726
Non-current assets	1,652	1,050
Current liabilities	(140,027)	(137,660)
Non-current liabilities	637	(8,390)
Net cash provided by operating activities	69,033	55,631
Cash flows from investing activities
Purchases of property and equipment	(2,257)	(2,249)
Development of internal-use software	(7,456)	(5,957)
Purchases of investments	(142,359)	(116,896)
Sales and maturities of investments	126,966	89,005
Net cash used in investing activities	(25,106)	(36,097)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(5,936)	(9,194)
Repurchase of stock	(158,344)	(148,182)
Proceeds from exercise of stock options	2,252	3,005
Payment of debt issuance costs	—	(2,045)
Settlement of convertible senior notes	—	(45)
Payments on finance lease obligations	(1,548)	(1,575)
Other financing, net	562	(512)
Net cash used in financing activities	(163,014)	(158,548)
Effect of exchange rate changes on cash	(6,399)	4,532
Net decrease in cash, cash equivalents, and restricted cash	(125,486)	(134,482)
Cash, cash equivalents, and restricted cash at beginning of period	914,323	926,619
Cash, cash equivalents, and restricted cash at end of period	$788,837	$792,137

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$4,490	$3,592
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2024	2023
Beginning balance:
Cash and cash equivalents	$914,323	$921,278
Restricted cash	—	5,341
Total cash, cash equivalents, and restricted cash	$914,323	$926,619

Ending balance:
Cash and cash equivalents	$788,837	$786,796
Restricted cash	—	5,341
Total cash, cash equivalents, and restricted cash	$788,837	$792,137
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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 10, 2023, Etsy closed the previously announced sale of the parent holding company of Elo7 Serviços de Informática (“Elo7”), the Company’s Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s Consolidated Financial Statements from July 2, 2021 (the date of acquisition) until August 10, 2023.
Reclassifications
Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation reflected in the condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for the periods presented have been reflected in the condensed consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of March 31, 2024, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Etsy, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this proposed ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this proposed ASU should be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketplace revenue	$466,982	$467,516
Services revenue	178,972	173,361
Revenue	$645,954	$640,877
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2024 that was included in the deferred balance at January 1, 2024 was $14.0 million.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 3—Income Taxes
The Company’s provision or benefit from income taxes in interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The estimate of the annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.
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
For the three months ended March 31, 2024, the Company’s effective income tax rate was 20.9% representing an income tax provision recorded on net income before tax.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.4 million in the three months ended March 31, 2024, from $51.7 million as of December 31, 2023 to $53.1 million as of March 31, 2024. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $51.2 million as of March 31, 2024. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $7.8 million.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which the Company’s current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and is enacted by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules. The FASB indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The Company’s quarterly tax provision includes the impact of Pillar Two, however, the impact is not material. Management will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which the Company operates.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$63,004	$74,537
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,585	1,595
Net income attributable to common stockholders—diluted	$64,589	$76,132

Denominator:
Weighted-average common shares outstanding—basic	118,440	124,337
Dilutive effect of outstanding stock-based compensation awards	2,184	3,914
Dilutive effect of assumed conversion of convertible senior notes (1)	14,714	14,715
Weighted-average common shares outstanding—diluted	135,338	142,966

Net income per share attributable to common stockholders—basic	$0.53	$0.60
Net income per share attributable to common stockholders—diluted	$0.48	$0.53

Outstanding stock-based compensation awards excluded from net income per diluted share because their effect would have been anti-dilutive	5,528	1,684
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three months ended March 31, 2024 and March 31, 2023.

Note 5—Fair Value Measurements
As of March 31, 2024 and December 31, 2023 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of March 31, 2024 and December 31, 2023 the Company’s long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2024
Level 1
Money market funds	$62,483	$—	$—	$62,483	$62,403	$80	$—
U.S. Government securities	68,563	(303)	—	68,260	—	48,579	19,681
	131,046	(303)	—	130,743	62,403	48,659	19,681
Level 2
U.S. agency securities	5,036	(3)	—	5,033	—	5,033	—
Certificate of deposit	52,114	(5)	35	52,144	—	50,629	1,515
Commercial paper	80,551	(59)	17	80,509	—	80,509	—
Corporate bonds	112,393	(213)	117	112,297	—	70,045	42,252
	250,094	(280)	169	249,983	—	206,216	43,767
Level 3
Loans receivable - held for investment	7,000	—	—	7,000	—	—	7,000
	7,000	—	—	7,000	—	—	7,000
	$388,140	$(583)	$169	$387,726	$62,403	$254,875	$70,448
Measured at NAV (1)
Third-party managed funds							13,976
							$84,424
December 31, 2023
Level 1
Money market funds	$377,021	$—	$—	$377,021	$376,941	$80	$—
U.S. Government securities	95,298	(164)	39	95,173	—	60,153	35,020
	472,319	(164)	39	472,194	376,941	60,233	35,020
Level 2
U.S. agency securities	15,635	(14)	3	15,624	—	15,624	—
Certificate of deposit	35,365	(1)	55	35,419	—	35,419	—
Commercial paper	62,463	(12)	54	62,505	4,449	58,056	—
Corporate bonds	100,386	(145)	128	100,369	1,566	66,786	32,017
	213,849	(172)	240	213,917	6,015	175,885	32,017
Level 3
Loans receivable - held for investment	6,000	—	—	6,000	—	—	6,000
	6,000	—	—	6,000	—	—	6,000
	$692,168	$(336)	$279	$692,111	$382,956	$236,118	$73,037
Measured at NAV (1)
Third-party managed funds							13,639
							$86,676
(1)Third-party managed funds measured on the NAV basis have not been categorized in the fair value hierarchy. The amount presented in the table is intended to permit reconciliation of the long-term investments in the fair value hierarchy to the amount presented in the Consolidated Balance Sheets.

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of March 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$68,260	$(303)	$—	$—
U.S. agency securities	5,033	(3)	—	—
Certificate of deposit	24,043	(5)	—	—
Commercial paper	64,039	(59)	—	—
Corporate bonds	70,375	(143)	3,255	(70)
Total	$231,750	$(513)	$3,255	$(70)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$71,536	$(164)	$—	$—
U.S. agency securities	12,569	(14)	—	—
Certificate of deposit	7,178	(1)	—	—
Commercial paper	34,066	(12)	—	—
Corporate bonds	28,401	(73)	20,808	(72)
Total	$153,750	$(264)	$20,808	$(72)
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

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$992,003	$791,600	$991,529	$799,000
2020 Notes	645,923	545,480	645,624	556,790
2019 Notes	646,957	688,750	646,664	747,630
	$2,284,883	$2,025,830	$2,283,817	$2,103,420
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 6—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2024	As of December 31, 2023
Vendor accruals	$111,296	$120,804
Pass-through marketplace tax collection obligation	92,756	126,284
Employee compensation-related liabilities (1)	41,455	95,842
Taxes payable	17,011	10,623
Total accrued expenses	$262,518	$353,553
(1) Includes severance and employee-related benefits associated with restructuring and other exit costs. See “Note 11—Restructuring and Other Exit Costs” for more information.
Note 7—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2024
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	7,997	4,077	2,930	15,004
Net carrying value	$992,003	$645,923	$646,957	$2,284,883

	As of December 31, 2023
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	8,471	4,376	3,223	16,070
Net carrying value	$991,529	$645,624	$646,664	$2,283,817
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2024, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the second quarter of 2024.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of March 31, 2024.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $2.1 million in both the three months ended March 31, 2024 and March 31, 2023.
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 5—Fair Value Measurements” for more information regarding the fair value of the Notes.
Capped Call Transactions
The Company used a portion of the net proceeds from each of the Note offerings to enter into separate privately negotiated capped call instruments (the 2019, 2020, and 2021 capped call instruments collectively referred to as the “Capped Call Transactions”) with certain financial institutions, initial purchasers, and/or their respective affiliates. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the respective Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Agreement also permits the Company, in certain circumstances, to request an increase in the facility by an amount of up to $200.0 million at the same maturity, pricing and other terms and to request an extension of the maturity date for the facility. In connection with the 2023 Credit Agreement, the Company also paid the lenders certain upfront fees.
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of March 31, 2024.
Note 8—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the three months ended March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 9—Stockholders’ Deficit
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
The following table summarizes the Company’s cumulative share repurchase activity under the program noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2024				$724,360
Repurchases of common stock for the three months ended:
March 31, 2024	2,222	$71.28	$158,377	(158,377)
Balance as of March 31, 2024	2,222	$71.28	$158,377	$565,983
(1) Average price paid per share excludes broker commissions and excise tax. Value of shares repurchased includes broker commissions.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 10—Stock-Based Compensation
During the three months ended March 31, 2024, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its 2015 Equity Incentive Plan (“2015 Plan”). At March 31, 2024, 56,644,564 shares were authorized under the 2015 Plan and 33,859,046 shares were available for future grant.
Effective in the first quarter of 2024, the Company updated its vesting terms for new RSU issuances from semi-annually to quarterly. In general, awards vest ratably each three-month period over a four-year period following the vesting commencement date, except for RSU awards to newly-hired employees, which vest 25% after the first year of service and ratably each subsequent three-month period.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the three months ended March 31, 2024 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	6,197	$117.14
Granted	3,652	67.56
Vested	(183)	129.92
Forfeited/Canceled	(156)	151.30
Unvested at March 31, 2024	9,510	97.29
The total unrecognized compensation expense at March 31, 2024 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $761.0 million, which will be recognized over an estimated weighted-average amortization period of 2.85 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$7,704	$7,246
Marketing	6,437	5,262
Product development	34,064	36,709
General and administrative	22,478	19,466
Stock-based compensation expense	$70,683	$68,683

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Restructuring and Other Exit Costs
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
Additionally, in the fourth quarter of 2023, Reverb reduced its workforce by approximately 13% to gain operational efficiencies and enable critical growth investments into 2024 and beyond.
In connection with these workforce reductions, Etsy incurred $27.0 million in charges, primarily consisting of severance and employee-related benefits, a majority of which were incurred during the year ended December 31, 2023 and related to the Etsy marketplace. As of the end of the first quarter of 2024, the execution of the Restructuring Plan is substantially complete.
The following table is a summary of the changes in the Company’s liability for severance and employee-related benefit costs associated with restructuring and other exit costs, included in accrued expenses in the Consolidated Balance Sheets (in thousands):

Restructuring and Other Exit Costs
Balance as of December 31, 2023	$24,340
Severance and employee-related benefits	408
Cash payments	(18,928)
Balance as of March 31, 2024	$5,820

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” We also believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” in our Annual Report, which we incorporate by reference.

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
The results of Elo7, sold on August 10, 2023, are included in all financial and other metrics discussed in this report, unless otherwise noted, until August 10, 2023.
We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.

Our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy Marketplace - our “Right to Win;”
•Growing the Etsy marketplace in our six core geographies; and
•Leveraging our marketplace expertise and playbook across our “House of Brands.”
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, and helping sellers grow support our strategy, which you can read more about in our Annual Report.
First Quarter 2024 Key Metrics and Financial Highlights
As of March 31, 2024, our marketplaces connected 9.1 million active sellers and 96.4 million active buyers in nearly every country in the world. In the three months ended March 31, 2024, sellers generated GMS of $3.0 billion. We are a global company and approximately 45% of our GMS in the three months ended March 31, 2024 came from transactions in which either a seller or a buyer, or both, were located outside of the United States.
Total revenue was $646.0 million in the three months ended March 31, 2024. In the three months ended March 31, 2024, we recorded net income of $63.0 million and non-GAAP Adjusted EBITDA of $167.9 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of March 31, 2024. As of March 31, 2024, we had three outstanding series of convertible notes, which collectively had a net carrying value of $2.3 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the three months ended March 31, 2024, we had positive operating cash flows of $69.0 million.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The financial results of Elo7 have been included in our condensed consolidated financial results (“Consolidated”) until August 10, 2023 (date of sale). Accordingly, our condensed consolidated financial results for the three months ended March 31, 2024 and related discussions of this period do not include the results of Elo7. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended March 31,		% (Decline) Growth Y/Y
	2024	2023

	(in thousands, except percentages)
GMS (1)	$2,986,500	$3,101,358	(3.7)%
Revenue	$645,954	$640,877	0.8%
Marketplace revenue	$466,982	$467,516	(0.1)%
Services revenue	$178,972	$173,361	3.2%
Gross profit	$458,821	$445,424	3.0%
Operating expenses	$390,731	$367,225	6.4%
Net income	$63,004	$74,537	(15.5)%
Net income margin	9.8%	11.6%	(180)	bps
Adjusted EBITDA (Non-GAAP)	$167,935	$170,344	(1.4)%
Adjusted EBITDA margin (Non-GAAP)	26.0%	26.6%	(60)	bps

Active sellers (2)	9,131	7,942	15.0%
Active buyers (2)	96,392	95,526	0.9%
Percent GMS ex-U.S. domestic (1)	45%	45%	—	bps
(1)Consolidated GMS for the three months ended March 31, 2024 includes Etsy marketplace GMS of $2.6 billion. Percent GMS ex-U.S. domestic for the Etsy marketplace for the three months ended March 31, 2024 was 48%.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 7.0 million and 91.6 million, respectively, as of March 31, 2024.
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
GMS decreased $114.9 million to $3.0 billion in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in GMS between the three months ended March 31, 2024 and 2023 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS reflected a still dynamic macroeconomic environment that impacted consumer discretionary product spending, particularly in our top three geographies, the U.S., U.K., and Germany. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 3.5% year-over-year to $125. This decline was partially offset by year-over-year growth of 1.9% for active buyers on the Etsy marketplace to 91.6 million.

On a consolidated basis we experienced the following decline in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended March 31,
	2024		2023
	% Decline Y/Y	% of GMS	% Decline Y/Y	% of GMS
New Buyer GMS (1)	(13)%	11%	(7)%	12%
Existing Buyer GMS	(2)%	89%	(4)%	88%
(1)New buyer GMS represents the total GMS from each new buyer’s first purchase day in each of our marketplaces. It does not include GMS from each new buyer’s subsequent purchase days, if any, in the periods presented. A new buyer for a given marketplace is a buyer who has made a purchase with a new e-mail address for the first time in the relevant marketplace.
Our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, global geopolitical uncertainties, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating income, net; provision for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition, divestiture, and corporate structure-related expenses; and restructuring and other exit costs. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Active Sellers
An active seller is a seller who has had a charge or sale in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business.” A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces and we continue to exclude certain disqualified sellers. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of consumer awareness of our brands, the reach of our platforms, the potential for growth in GMS and revenue, and the health of our business.
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
GMS ex-U.S. Domestic
GMS ex-U.S. domestic is GMS from transactions in which (1) the billing address for the seller and/or (2) the shipping address for the buyer at the time of sale is outside of the United States. GMS ex-U.S. domestic represents all GMS other than GMS from transactions in which the billing address for the seller and the shipping address for the buyer are both in the United States, which we refer to as U.S. domestic GMS. We believe that GMS ex-U.S. domestic shows the level of engagement of our community outside the United States and demonstrates our ability to grow GMS and revenue.
For both the three months ended March 31, 2024 and the three months ended March 31, 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%. Additionally, GMS ex-U.S. domestic decreased 3% from March 31, 2023 to March 31, 2024.

Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact
March 31, 2024	(3.7)%	(4.1)%	0.4%
March 31, 2023	(4.6)%	(2.6)%	(2.0)%
Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$466,982	$467,516	$(534)	(0.1)%
Percentage of total revenue	72.3%	72.9%
Services	$178,972	$173,361	$5,611	3.2%
Percentage of total revenue	27.7%	27.1%
Total revenue	$645,954	$640,877	$5,077	0.8%
The decrease in Marketplace revenue was primarily due to a $114.9 million decrease in the volume of GMS on our marketplaces for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, which was primarily driven by a decline in GMS for the Etsy marketplace, partially offset by an increase in GMS for the Depop marketplace. Marketplace revenue decreased less than GMS primarily due to pricing mix, in which we had higher payments revenue in locations in which we charge a higher payments fee as well as less of a decline in transaction fee revenue due to offsite advertising which generates a higher transaction fee. The share of Etsy marketplace GMS processed through our Etsy Payments platform was 96% for the three months ended March 31, 2024 compared to 93% the three months ended March 31, 2023.
The growth in Services revenue was primarily driven by an increase of 2.5% in on-site advertising revenue, which represented a significant majority of the overall Services revenue increase. The increase in on-site advertising revenue was due to an increase in average price per click on Etsy Ads.
Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$187,133	$195,453	$(8,320)	(4.3)%
Percentage of total revenue	29.0%	30.5%
The decrease in cost of revenue was driven by a decrease in cost of refunds and cloud-related hosting and bandwidth costs. These decreases are partially offset by an increase in amortization, which is primarily due to an increase in capitalized website development costs and internal-use software.

Operating Expenses
Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Marketing	$191,811	$171,314	$20,497	12.0%
Percentage of total revenue	29.7%	26.7%
Marketing expenses increased, primarily driven by increased Etsy marketplace non-digital marketing costs, due to an increase in broadcasting costs across different media channels primarily in North America, including a prime time big game television advertisement, and the United Kingdom. Paid GMS was 20% of overall GMS for the three months ended March 31, 2024 compared to 21% for the three months ended March 31, 2023.
Product development

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Product development	$109,846	$115,924	$(6,078)	(5.2)%
Percentage of total revenue	17.0%	18.1%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses, including stock-based compensation, related to our workforce reductions in the fourth quarter of 2023, partially offset by the issuance of equity awards as part of our compensation strategy.
General and administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$89,074	$79,987	$9,087	11.4%
Percentage of total revenue	13.8%	12.5%
General and administrative expenses increased, primarily due to increased stock-based compensation, including higher performance-based restricted stock units, increased charitable donations, and net favorable non-income tax items in the prior year.
Other Income, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other income, net	$11,565	$3,072	$8,493	276.5%
Percentage of total revenue	1.8%	0.5%
Other income, net increased, primarily driven by favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impact our intercompany and other non-functional currency cash balances.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Provision for income taxes	$16,651	$6,734	$9,917	147.3%
Percentage of total revenue	2.6%	1.1%
The primary drivers of our income tax provision for the three months ended March 31, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
The primary driver of our income tax provision for the three months ended March 31, 2023 was tax expense on income before income taxes, partially offset by a benefit related to research and development tax credits.
Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except percentages)
Net income	$63,004	$74,537
Excluding:
Interest and other non-operating income, net	(5,310)	(5,689)
Provision for income taxes	16,651	6,734
Depreciation and amortization	26,846	23,172
Stock-based compensation expense	70,683	68,683
Foreign exchange (gain) loss	(6,255)	2,618
Acquisition, divestiture, and corporate structure-related expenses	1,898	289
Restructuring and other exit costs	418	—
Adjusted EBITDA	$167,935	$170,344
Divided by:
Revenue	$645,954	$640,877
Adjusted EBITDA margin	26.0%	26.6%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of March 31, 2024. Additionally, we have $84.4 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of March 31, 2024, we had net working capital of $839.3 million and in the three months ended March 31, 2024, we had positive operating cash flows of $69.0 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of March 31, 2024, a majority of our cash and cash equivalents, which were primarily held in cash deposits and money market funds, were held in the United States for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
We typically invest in short- and long-term instruments, which are intended to allow us to preserve our principal, maintain the ability to meet our liquidity needs, deliver positive yields across a balanced portfolio, and continue to provide us with direct fiduciary control. In accordance with our investment policy, all investments, other than investments made through our Impact Investment Fund, have maturities no longer than 37 months, with the average maturity of these investments maintained at 12 months or less.

Sources of Liquidity
We have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). See Part I, Item 1, “Note 7—Debt” for more information on the 2023 Credit Agreement.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. While this belief is based on our current expectations and assumptions, in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report.
Historical Cash Flows

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash provided by (used in):
Operating activities	$69,033	$55,631
Investing activities	(25,106)	(36,097)
Financing activities	(163,014)	(158,548)
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
Net cash provided by operating activities was $69.0 million in the three months ended March 31, 2024, primarily driven by cash net income of $154.3 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $85.3 million in cash, primarily driven by timing of payment of accrued expenses and offset in part by timing of payment of prepaid expenses and other current assets in the period.
Net cash provided by operating activities was $55.6 million in the three months ended March 31, 2023, primarily driven by cash net income of $165.9 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $110.3 million in cash, primarily driven by timing of payment of accrued expenses in the period.
Net Cash Used in Investing Activities
Our primary investing activities consist of purchases and maturities of short- and long-term investments and capital expenditures, including investments in capitalized website development and internal-use software and purchases of property and equipment to support our overall business growth.
Net cash used in investing activities was $25.1 million in the three months ended March 31, 2024. This was primarily attributable to net purchases of investments of $15.4 million, and to a lesser extent, $9.7 million in capital expenditures, including $7.5 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms.
Net cash used in investing activities was $36.1 million in the three months ended March 31, 2023. This was primarily attributable to net purchases of investments of $27.9 million, and to a lesser extent, $8.2 million in capital expenditures, including $6.0 million for website development and internal-use software.

Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock and payment of tax obligations on vested equity awards.
Net cash used in financing activities was $163.0 million in the three months ended March 31, 2024. This was primarily attributable to stock repurchases of $158.3 million, and to a lesser extent, payment of tax obligations on vested equity awards of $5.9 million.
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
Recent Accounting Pronouncements
See Part I, Item 1, “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2024, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. While our revenue growth continued more modestly in 2022 and 2023 and grew slightly in the first three months of 2024, our GMS declined in 2022, 2023, and the quarter ended March 31, 2024. Our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, global geopolitical uncertainties, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others (collectively, “Macroeconomic Conditions”).
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
•frequent product launches, updates, and experiments that could deteriorate member trust and/or engagement; or
•inadequate or unsatisfactory customer service experiences, failure to adequately respond to feedback from our communities, or failure of our sellers to fulfill their orders in accordance with our policies, including as a result of fraud, their own shop-specific policies, or buyer expectations.
We are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce alleged intellectual property rights and/or alleged contractual rights. Additionally, there have been and may continue to be attempts to impersonate, exploit, misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated spam or other campaigns. We are not always successful in defending against these types of tactics which, when successful, cause buyers and sellers to lose trust in our marketplaces, and could lead to fewer active buyers and sellers or otherwise damage our brands and our business. Even if we are successful in defending against these tactics, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, though principally focused on other larger platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
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
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. The COVID-19 pandemic fueled an unprecedented increase in the growth of active buyers, and the number of active buyers remains significantly above pre-pandemic levels. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity, for any reason, including due to the pressure on or shifts in consumer discretionary spending or increased seller fees, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we may lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave, or reduce their activity level on our marketplaces. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business, financial performance, and growth could be harmed.
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
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, certain shop policies, products and product descriptions, shipping, and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, a buyer may report that they have not received the items they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. While we have introduced new features designed to protect buyers, there can be no assurance that these measures will be effective in combating fraudulent transactions or improve overall buyer satisfaction. Further, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.
Similarly, we rely on sellers to be responsive to buyers and to fulfill orders from buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chains, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, political unrest, or geopolitical conflict. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be harmed.
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
Our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. The use of increasingly sophisticated techniques has, and may continue to make fraudulent activity by sellers and buyers increasingly difficult to combat and increase its impact. We take action against sellers who we are aware may have violated our policies or engage in fraud, and in recent periods the volume of enforcement actions against sellers for such activities has increased. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement as well as potentially heightened friction on our marketplaces which may reduce seller and buyer engagement.
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
Our business may continue to be impacted by Macroeconomic Conditions, which may adversely affect us or the third parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for the products sold in our marketplaces.
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
Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued. While presented with numerical specificity, projections are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which may prove incorrect and/or may change. Some of those key assumptions include the timing and impact of broad Macroeconomic Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long-term.
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
Guidance is necessarily speculative in nature and guidance offered in periods of significant uncertainty is inherently more speculative in nature than guidance offered in periods of relative stability. It can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged to put our guidance in context and not to place undue reliance on it in making an investment decision regarding our common stock.

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
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods, classes of buyers or sellers, or specific platforms, and other information about our communities and the performance of our platforms, with internal systems and tools or manual processes. These metrics are not independently verified by a third party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, and processes have a number of limitations, and our surveys or data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, negative seller or buyer sentiment, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
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
A successful cyber attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate or incomplete, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, required notices to users, and reporting to regulators and investors vary by jurisdiction, and may subject us to additional liability and reputational harm.
If we experience, or are perceived to experience, security breaches that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, or are perceived to do so, people may become unwilling to provide us the information necessary to set up an account with us to become a new seller or buyer. Existing sellers and buyers may also stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex and may contain errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for the Etsy Marketplace. A significant disruption of or interference with our use of Google Cloud would negatively impact our operations and seriously harm our business.
Google Cloud provides a distributed computing infrastructure as a service platform for the Etsy marketplace’s business operations. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time, and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Further, any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Reverb and Depop rely on Amazon Web Services for their primary production environment, and those marketplaces are thus subject to analogous risks.

Our business depends on third-party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.
Our business operations depend upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, and network and mobile infrastructure providers. Any disruption in the services provided by third parties, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, or appropriate redundancies, could significantly harm our business.
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
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy and/or security concerns, and we have from time to time experienced such problems with the services provided by one or more third parties. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplaces could be significantly impacted, which could harm our business.
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
Our business depends on access to third-party services, platforms, and infrastructure that are critical to the successful operation of our business.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations have, and may continue to evolve. For example, to meet emerging regulatory requirements, among other reasons, our subsidiary, Etsy Payments Ireland Limited, recently received authorization from the Central Bank of Ireland to operate as a regulated payments institution to handle payments for sellers located in the European Economic Area, which subjects us to additional regulation and oversight. If any of our subsidiaries become licensed as a financial services provider in any additional jurisdictions, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
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
Global economic conditions have also generated pressure on consumer discretionary product spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; global geopolitical uncertainties; reductions in net worth; declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into

U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended March 31, 2024, approximately 72% of our GMS was denominated in U.S. dollars.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product safety and liability, consumer protection, online platform liability, minors’ online safety, e-commerce marketplace regulation, labor and employment laws, business practices, including those related to corporate social responsibility, and taxation of income, goods, and services), including attempts to apply these laws and regulatory standards extra-territorially;
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
•fluctuations of foreign exchange rates; and
•uncertainties and instability in U.K. and E.U. markets caused by the patchwork of cross-border service agreements triggered by Brexit.
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
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights, trademarks, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend such rights, if necessary, could be substantial. From time to time, we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
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
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. The second pillar of the project (“Pillar Two”) calls for a minimum tax rate on corporations of 15% and has been implemented by a significant number of countries effective starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules. Our quarterly tax provision includes the impact of Pillar Two, however, the impact is not material. We will continue to monitor developments to determine any potential change to the impact of Pillar Two in the countries in which we operate.
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
While we have insurance coverage for many aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Our business has evolving risks that may be unpredictable. We cannot be sure that our existing insurance coverage, including coverage for cyber events and errors and omissions, will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third parties, legal defenses and immunities, indemnification agreements, or limits on liability, which may be insufficient.
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
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels. Additionally, Reverb offers integrations with these and other companies to help sellers integrate their inventory across channels and otherwise power their businesses. Changes in the terms and conditions of those companies could make it more difficult or expensive for sellers to sell on Reverb.
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
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, such services may be integrated into site functionality, and these competitors may have access to substantial data about Etsy and its communities of buyers and sellers. As a result, they may be able to reduce our ability to service our users and/or to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Etsy.
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
We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, and our policy decisions could be perceived to be arbitrary, unfair, unclear, or inconsistent. Similarly, the tools and processes in place at the other marketplaces that make up our “House of Brands” portfolio are not as sophisticated or mature as those used by the Etsy marketplace. Shortcomings and errors in our policy enforcement across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
Enforcement has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, such as updates to the way we define handmade. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.
If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance, and growth could be adversely affected.
Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, including our recent efforts to reduce our operating expenses, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth. For more information on our strategy, see Part I, Item 1, "Business-Overview-Our Strategy" of our Annual Report.
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
We are focused on growing our business both inside and outside of the United States. Operating outside of the United States requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, we are a U.S.-based company with less experience developing local markets internationally and may not execute our strategy successfully. For example, we sold our interest in Elo7 in August 2023 in light of challenges we faced to effectively scale the business in Brazil, particularly given headwinds created by the local macroeconomic environment. In addition, while Etsy has a vibrant community of sellers in India, in late 2023 we decided to focus on bringing them potential sales through cross-border, global transactions and enabling them to reach global buyers outside of India and to deprioritize developing a domestic marketplace in India. An inability to develop our communities globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our ability to grow our international operations may be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, our international growth strategy may be adversely affected by geopolitical events or public health crises like the COVID-19 pandemic that result in closures, delayed or terminated delivery services, or movement restrictions.
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of a strong U.S. dollar relative to other currencies and the fact that most of the goods listed on these platforms are denominated in U.S. dollars. Similarly, consumers outside the United Kingdom and United States may be less familiar with Depop, which may make it challenging to expand into new markets.
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
Continuing international expansion may also require significant financial investment. To facilitate continued international expansion, we plan to continue investing in buyer and seller upper, mid and lower funnel marketing and enhancing the localization of the Etsy site experience (through machine translation, search optimization, and local carrier and payment methods) to help sellers and buyers transact even if they are not in the same country and/or do not speak the same language. We may form relationships with third-party service providers to support operations in multiple countries, and potentially acquire additional companies based outside the United States to integrate them into our operations. Our investment outside of the United States may be more costly than we expect or unsuccessful.
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
Our Impact strategy focuses on Etsy’s mission to “Keep Commerce Human” and the positive impact we want our business to have. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy & Progress” of our Annual Report. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.

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
There can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere. Additionally, the costs and business impact of changing our current practices to comply with current and future regulatory requirements, including those from the SEC, European Union, and California, and those relating to carbon offset disclosure requirements, may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
While most of the new laws being introduced are designed to promote more robust transparency and enhance resiliency, which can create the conditions for us to meet our Impact goals, laws have also been introduced in the United States that are designed to limit or restrict company activities on environmental and social issues. If such laws are successfully passed in the United States or elsewhere, or resistance to ESG initiatives continues to grow, our Impact strategy and ESG metrics may subject us to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, and additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-

term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended March 31, 2024, holders of the Notes are not eligible to convert their Notes during the second quarter of 2024. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—”Note 7—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at the other marketplaces that make up our “House of Brands” are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures may not always keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
We frequently receive claims, notices, and other correspondence alleging that items listed in our marketplaces, or other user-generated materials posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property, in addition to various tools that proactively detect potential violations, including suspected counterfeit and illegal items. We strive to take appropriate action against violating content, which may include removal of the item from our marketplace and, in certain cases, closing the shops of sellers who violate our policies.
Our tools and procedures may not effectively reduce or eliminate our liability. For example, on the Etsy marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. No tools and procedures are guaranteed to function completely without error, particularly for physical, non-standardized goods. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than in the United States.
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
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platforms, we could face regulatory, civil, or criminal penalties. Claims by third-party rights owners could require us to pay damages or refrain from permitting any further listing of the relevant items. These types of claims could seek substantial damages or force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These types of claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful, or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
Data protection remains a significant issue in the United States, the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulation have changed and may continue to change some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. If we fall short of our data protection obligations in countries in which we operate, we could face potential liability, regulatory investigations, and costly litigation, which may not be adequately covered by insurance.
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. A substantially similar law, the U.K. General Data Protection Regulation (“U.K. GDPR”) (a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018) is in effect in the United Kingdom. Both laws are subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government is working to replace elements of the U.K. GDPR through the U.K. Data Protection and Digital Information Bill, which is expected to pass through Parliament in the coming months. Any further divergence of the U.K. regulations from the GDPR could result in further or conflicting compliance obligations or potentially impact the E.U.’s adequacy decision, discussed in more detail below. Due to the GDPR and evolving U.K. regulations, we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance costs, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR.
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
Aspects of certain newly enacted and developing U.S. state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, European Union, or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
The GDPR, CCPA, and similar laws, both domestically and globally, in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines to a maximum of 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the E.U.-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the United Kingdom for the U.K.-U.S. Data Bridge). We rely on a variety of compliance methods to transfer personal data of EEA individuals to the United States. The rules related to cross-border transfers remain subject to legal uncertainty and potential change, which may impede our ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Among other things, there is a risk that transfers by us or our vendors of personal information from Europe may not comply with E.U., or U.K. data protection law, may increase our exposure to potential sanctions for violations of applicable cross-border data transfer restrictions, and may result in lower sales on our platforms because of the potential difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to occasional requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy and/or information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions in the United States and recent legislative proposals in the European Union and the United States could change rules which allow packages containing goods valued under a de minimis level, or threshold, to enter a country without paying custom duties and may require platforms to collect these custom duties at checkout. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, online child safety, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intellectual property rules, intermediary liability protections, regulation of online speech and content moderation such as under the E.U. Digital Services Act (“DSA”), limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, and changes to the Product Liability Directive may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We regularly receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2023 and April 26, 2024, our common stock’s daily closing price on Nasdaq has ranged from a low of $60.66 to a high of $148.20. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2024, holders of the Notes are not eligible to convert their Notes during the second quarter of 2024. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, ”Note 7—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On June 14, 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock, of which approximately $566 million remained available as of March 31, 2024. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During the three months ended March 31, 2024, we issued 9 thousand shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
January 1 - 31	440	$72.80	440	$692,329
February 1 - 29	354	74.45	354	666,000
March 1 - 31	1,428	70.02	1,428	565,983
Total	2,222		2,222
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In June 2023, our Board approved a stock repurchase program that authorizes the repurchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.
(3)All of these shares were purchased pursuant to a 10b5-1 trading plan or in open market purchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On February 26, 2024, Rachel Glaser, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 47,640 shares of Etsy common stock held by Ms. Glaser, excluding shares withheld to satisfy tax withholding obligations, and including up to 31,560 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 1, 2025.
On March 6, 2024, Rachana Kumar, our Chief Technology Officer, adopted a 10b5-1 Plan under which an aggregate of up to 9,000 shares of Etsy common stock held by Ms. Kumar, excluding shares withheld to satisfy tax withholding obligations, and including up to 5,400 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 1, 2025.
On March 8, 2024, Raina Moskowitz, our Chief Operating and Marketing Officer, adopted a 10b5-1 Plan under which an aggregate of up to 98,443 shares of Etsy common stock held by Ms. Moskowitz, excluding shares withheld to satisfy tax withholding obligations, and including up to 76,176 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 1, 2025.
On March 11, 2024, Toni Thompson, our Chief Human Resources Officer, adopted a 10b5-1 Plan under which an aggregate of up to 16,083 shares of Etsy common stock held by Ms. Thompson, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 1, 2025.

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

ETSY, INC.
Date: May 1, 2024	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)