Form 10-Q
period 2024-06-30
ETSY INC
filed 2024-08-01
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
The number of shares of common stock outstanding as of July 26, 2024 was 114,752,260.

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
•Our quarterly operating results have and may continue to fluctuate, which could cause significant stock price fluctuations.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$759,211	$914,323
Short-term investments	240,679	236,118
Accounts receivable, net of expected credit losses of $8,495 and $10,149 as of June 30, 2024 and December 31, 2023, respectively	10,324	24,734
Prepaid and other current assets	109,311	129,884
Funds receivable and seller accounts	239,481	265,387
Total current assets	1,359,006	1,570,446
Property and equipment, net of accumulated depreciation and amortization of $272,371 and $244,052 as of June 30, 2024 and December 31, 2023, respectively	238,798	249,794
Goodwill	137,742	138,377
Intangible assets, net of accumulated amortization of $143,923 and $125,932 as of June 30, 2024 and December 31, 2023, respectively	435,687	457,140
Deferred tax assets	137,756	137,776
Long-term investments	93,528	86,676
Other assets	45,571	45,191
Total assets	$2,448,088	$2,685,400
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,070	$29,920
Accrued expenses	256,819	353,553
Finance lease obligations—current	6,037	6,079
Funds payable and amounts due to sellers	239,481	265,387
Deferred revenue	15,788	14,635
Other current liabilities	33,290	41,207
Total current liabilities	564,485	710,781
Finance lease obligations—net of current portion	96,587	99,620
Deferred tax liabilities	8,788	13,192
Long-term debt, net	2,285,950	2,283,817
Other liabilities	127,274	121,705
Total liabilities	3,083,084	3,229,115
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of June 30, 2024 and December 31, 2023; 115,315 and 119,069 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	115	119
Preferred stock ($0.001 par value, 25,000 shares authorized as of June 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	1,203,294	1,081,026
Accumulated deficit	(1,552,642)	(1,357,390)
Accumulated other comprehensive loss	(285,763)	(267,470)
Total stockholders’ deficit	(634,996)	(543,715)
Total liabilities and stockholders’ deficit	$2,448,088	$2,685,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$647,806	$628,876	$1,293,760	$1,269,753
Cost of revenue	184,090	188,638	371,223	384,091
Gross profit	463,716	440,238	922,537	885,662
Operating expenses:
Marketing	183,063	165,870	374,874	337,184
Product development	114,493	121,988	224,339	237,912
General and administrative	95,991	86,661	185,065	166,648
Asset impairment charges	—	68,091	—	68,091
Total operating expenses	393,547	442,610	784,278	809,835
Income (loss) from operations	70,169	(2,372)	138,259	75,827
Other income, net	8,808	7,786	20,373	10,858
Income before income taxes	78,977	5,414	158,632	86,685
(Provision) benefit for income taxes	(25,972)	56,501	(42,623)	49,767
Net income	$53,005	$61,915	$116,009	$136,452
Net income per share attributable to common stockholders:
Basic	$0.46	$0.50	$0.99	$1.10
Diluted	$0.41	$0.45	$0.89	$0.98
Weighted-average common shares outstanding:
Basic	116,432	123,463	117,445	123,971
Diluted	133,118	141,011	134,263	142,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$53,005	$61,915	$116,009	$136,452
Other comprehensive (loss) income:
Cumulative translation adjustment	(4,178)	11,552	(18,025)	27,179
Unrealized gains (losses) on investments, net of tax (benefit) expense of $0, $(103), $(87), and $130, respectively	2	(327)	(268)	414
Total other comprehensive (loss) income	(4,176)	11,225	(18,293)	27,593
Comprehensive income	$48,829	$73,140	$97,716	$164,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2024	117,064	$117	$1,151,846	$(1,454,137)	$(281,587)	$(583,761)
Stock-based compensation	—	—	78,213	—	—	78,213
Exercise of vested options	17	—	483	—	—	483
Vesting of restricted stock units, net of shares withheld	589	1	(27,248)	—	—	(27,247)
Stock repurchase	(2,355)	(3)	—	(151,510)	—	(151,513)
Other comprehensive loss	—	—	—	—	(4,176)	(4,176)
Net income	—	—	—	53,005	—	53,005
Balance as of June 30, 2024	115,315	$115	$1,203,294	$(1,552,642)	$(285,763)	$(634,996)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2023	119,069	$119	$1,081,026	$(1,357,390)	$(267,470)	$(543,715)
Stock-based compensation (1)	9	—	152,551	—	—	152,551
Exercise of vested options	119	—	2,735	—	—	2,735
Vesting of restricted stock units, net of shares withheld	695	1	(33,018)	—	—	(33,017)
Stock repurchase	(4,577)	(5)	—	(311,261)	—	(311,266)
Other comprehensive loss	—	—	—	—	(18,293)	(18,293)
Net income	—	—	—	116,009	—	116,009
Balance as of June 30, 2024	115,315	$115	$1,203,294	$(1,552,642)	$(285,763)	$(634,996)
(1) Includes the partial payments of Depop deferred consideration.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2023	122,953	$123	$913,672	$(1,156,134)	$(297,849)	$(540,188)
Stock-based compensation (1)	6	—	80,791	—	—	80,791
Exercise of vested options	147	—	2,750	—	—	2,750
Vesting of restricted stock units, net of shares withheld	554	1	(39,475)	—	—	(39,474)
Stock repurchase	(411)	(1)	—	(41,193)	—	(41,194)
Other comprehensive income	—	—	—	—	11,225	11,225
Net income	—	—	—	61,915	—	61,915
Balance as of June 30, 2023	123,249	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	18	—	151,778	—	—	151,778
Exercise of vested options	334	—	5,755	—	—	5,755
Settlement of capped call	(1,194)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	—	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	654	1	(49,103)	—	—	(49,102)
Stock repurchase	(1,617)	(2)	—	(189,374)	—	(189,376)
Other comprehensive income	—	—	—	—	27,593	27,593
Net income	—	—	—	136,452	—	136,452
Balance as of June 30, 2023	123,249	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)
(1) Includes the partial payments of Depop deferred consideration.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$116,009	$136,452
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	145,400	145,964
Depreciation and amortization expense	53,933	46,118
Provision for expected credit losses	7,321	10,258
Deferred benefit for income taxes	(4,291)	(67,568)
Asset impairment charges	—	68,091
Other non-cash (income) expense, net	(11,556)	894
Changes in operating assets and liabilities:
Current assets	50,189	70
Non-current assets	(1,124)	(4,877)
Current liabilities	(141,633)	(137,437)
Non-current liabilities	5,846	(6,063)
Net cash provided by operating activities	220,094	191,902
Cash flows from investing activities
Purchases of property and equipment	(5,908)	(3,852)
Development of internal-use software	(14,093)	(12,603)
Purchases of investments	(192,863)	(197,565)
Sales and maturities of investments	185,120	171,307
Net cash used in investing activities	(27,744)	(42,713)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(33,007)	(49,256)
Repurchase of stock	(308,726)	(187,037)
Proceeds from exercise of stock options	2,735	5,755
Payment of debt issuance costs	—	(2,186)
Settlement of convertible senior notes	—	(90)
Payments on finance lease obligations	(3,086)	(3,150)
Other financing, net	3,821	(278)
Net cash used in financing activities	(338,263)	(236,242)
Effect of exchange rate changes on cash	(9,199)	7,287
Net decrease in cash, cash equivalents, and restricted cash	(155,112)	(79,766)
Cash, cash equivalents, and restricted cash at beginning of period	914,323	926,619
Cash, cash equivalents, and restricted cash at end of period	$759,211	$846,853

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$35,316	$29,299
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$9,675	$9,646
Lease assets obtained in exchange for new lease liabilities	$3,089	$7,751
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2024	2023
Beginning balance:
Cash and cash equivalents	$914,323	$921,278
Restricted cash	—	5,341
Total cash, cash equivalents, and restricted cash	$914,323	$926,619

Ending balance:
Cash and cash equivalents	$759,211	$841,512
Restricted cash	—	5,341
Total cash, cash equivalents, and restricted cash	$759,211	$846,853
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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 10, 2023, Etsy closed the sale of the parent holding company of Elo7 Serviços de Informática (“Elo7”), the Company’s Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s Consolidated Financial Statements from July 2, 2021 (the date of acquisition) until August 10, 2023.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of June 30, 2024, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

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
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace revenue	$470,377	$452,957	$937,359	$920,473
Services revenue	177,429	175,919	356,401	349,280
Revenue	$647,806	$628,876	$1,293,760	$1,269,753
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2024 that was included in the deferred balance at January 1, 2024 was $13.8 million.

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
For the six months ended June 30, 2024, the Company’s effective income tax rate was 26.9% representing an income tax provision recorded on net income before tax. The effective tax rate for the six months ended June 30, 2024 was higher than the U.S. statutory rate of 21% primarily due to tax deficiencies from stock-based compensation resulting from a lower stock price at vesting of restricted stock units compared to the stock price upon grant and state income taxes, partially offset by foreign operations taxed at a lower rate and a benefit related to a research and development tax credit.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $3.4 million in the six months ended June 30, 2024, from $51.7 million as of December 31, 2023 to $55.1 million as of June 30, 2024. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $53.1 million as of June 30, 2024. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $7.8 million.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$53,005	$61,915	$116,009	$136,452
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,585	1,595	3,170	3,190
Net income attributable to common stockholders—diluted	$54,590	$63,510	$119,179	$139,642

Denominator:
Weighted-average common shares outstanding—basic	116,432	123,463	117,445	123,971
Dilutive effect of outstanding stock-based compensation awards	1,972	2,834	2,104	3,326
Dilutive effect of assumed conversion of convertible senior notes (1)	14,714	14,714	14,714	14,714
Weighted-average common shares outstanding—diluted	133,118	141,011	134,263	142,011

Net income per share attributable to common stockholders—basic	$0.46	$0.50	$0.99	$1.10
Net income per share attributable to common stockholders—diluted	$0.41	$0.45	$0.89	$0.98

Outstanding stock-based compensation awards excluded from net income per diluted share because their effect would have been anti-dilutive	5,020	6,363	4,960	5,275
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three and six months ended ended June 30, 2024 and June 30, 2023.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Asset Impairment Charges
During the three months ended June 30, 2023, the Company concluded that the book value of the property and equipment and finite-lived intangible assets for the Elo7 reporting unit were fully impaired, and recorded an impairment charge of $7.9 million and $60.2 million, respectively, in Asset impairment charges in the Consolidated Statement of Operations. The asset impairment charges related to property and equipment primarily related to developed technology and to intangible assets primarily related to trademark and customer relationships.
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
Note 6—Fair Value Measurements
As of June 30, 2024 and December 31, 2023 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of June 30, 2024 and December 31, 2023 the Company’s long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2024
Level 1
Money market funds	$155,216	$—	$—	$155,216	$155,216	$—	$—
U.S. Government securities	72,671	(305)	12	72,378	4,897	45,773	21,708
	227,887	(305)	12	227,594	160,113	45,773	21,708
Level 2
U.S. agency securities	3,051	(2)	—	3,049	—	3,049	—
Certificate of deposit	55,687	(7)	21	55,701	—	54,186	1,515
Commercial paper	63,469	(44)	5	63,430	—	63,430	—
Corporate bonds	123,407	(216)	122	123,313	—	74,241	49,072
	245,614	(269)	148	245,493	—	194,906	50,587
Level 3
Loans receivable - held for investment	7,000	—	—	7,000	—	—	7,000
	7,000	—	—	7,000	—	—	7,000
	$480,501	$(574)	$160	$480,087	$160,113	$240,679	$79,295
Measured at NAV (1)
Third-party managed funds							14,233
							$93,528
December 31, 2023
Level 1
Money market funds	$377,021	$—	$—	$377,021	$376,941	$80	$—
U.S. Government securities	95,298	(164)	39	95,173	—	60,153	35,020
	472,319	(164)	39	472,194	376,941	60,233	35,020
Level 2
U.S. agency securities	15,635	(14)	3	15,624	—	15,624	—
Certificate of deposit	35,365	(1)	55	35,419	—	35,419	—
Commercial paper	62,463	(12)	54	62,505	4,449	58,056	—
Corporate bonds	100,386	(145)	128	100,369	1,566	66,786	32,017
	213,849	(172)	240	213,917	6,015	175,885	32,017
Level 3
Loans receivable - held for investment	6,000	—	—	6,000	—	—	6,000
	6,000	—	—	6,000	—	—	6,000
	$692,168	$(336)	$279	$692,111	$382,956	$236,118	$73,037
Measured at NAV (1)
Third-party managed funds							13,639
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of June 30, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$42,248	$(189)	$24,887	$(116)
U.S. agency securities	3,049	(2)	—	—
Certificate of deposit	13,328	(7)	—	—
Commercial paper	50,344	(44)	—	—
Corporate bonds	74,965	(140)	8,557	(76)
Total	$183,934	$(382)	$33,444	$(192)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$71,536	$(164)	$—	$—
U.S. agency securities	12,569	(14)	—	—
Certificate of deposit	7,178	(1)	—	—
Commercial paper	34,066	(12)	—	—
Corporate bonds	28,401	(73)	20,808	(72)
Total	$153,750	$(264)	$20,808	$(72)
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

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$992,479	$788,900	$991,529	$799,000
2020 Notes	646,221	538,330	645,624	556,790
2019 Notes	647,250	644,688	646,664	747,630
	$2,285,950	$1,971,918	$2,283,817	$2,103,420
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2024	As of December 31, 2023
Vendor accruals	$95,543	$120,804
Pass-through marketplace tax collection obligation	84,881	126,284
Employee compensation-related liabilities (1)	52,519	95,842
Taxes payable	23,876	10,623
Total accrued expenses	$256,819	$353,553
(1) Includes severance and employee-related benefits associated with restructuring and other exit costs. See “Note 12—Restructuring and Other Exit Costs” for more information.
Note 8—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2024
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	7,521	3,779	2,637	13,937
Net carrying value	$992,479	$646,221	$647,250	$2,285,950

	As of December 31, 2023
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	8,471	4,376	3,223	16,070
Net carrying value	$991,529	$645,624	$646,664	$2,283,817
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2024, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the third quarter of 2024.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2024.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $2.1 million in both the three months ended June 30, 2024 and June 30, 2023 and $4.2 million in both the six months ended June 30, 2024 and June 30, 2023.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of June 30, 2024.
Note 9—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the six months ended June 30, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 10—Stockholders’ Deficit
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
The following table summarizes the Company’s cumulative share repurchase activity under the program noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2024				$724,360
Repurchases of common stock for the three months ended:
March 31, 2024	2,222	$71.28	$158,377	(158,377)
June 30, 2024	2,355	63.87	150,418	(150,418)
Balance as of June 30, 2024	4,577	$67.47	$308,795	$415,565
(1) Average price paid per share excludes broker commissions and excise tax. Value of shares repurchased includes broker commissions.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Stock-Based Compensation
During the three and six months ended June 30, 2024, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its equity incentive plan. In April 2024, the Board of Directors approved an amendment and restatement of the Etsy, Inc. 2015 Equity Incentive Plan (“2015 Plan”) as the Etsy, Inc. 2024 Equity Incentive Plan (“2024 Plan”), which became effective upon stockholder approval during the 2024 Annual Meeting of Stockholders in June 2024. At June 30, 2024, 19,280,062 shares were authorized under the 2024 Plan and 8,159,445 shares were available for future grant.
Effective in the first quarter of 2024, the Company updated its vesting terms for new RSU issuances from semi-annually to quarterly. In general, awards vest ratably each three-month period over a four-year period following the vesting commencement date, except for RSU awards to newly-hired employees, which vest 25% after the first year of service and ratably each subsequent three-month period.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the six months ended June 30, 2024 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	6,197	$117.14
Granted	3,905	67.45
Vested	(1,188)	120.99
Forfeited/Canceled	(470)	121.65
Unvested at June 30, 2024	8,444	93.37
The total unrecognized compensation expense at June 30, 2024 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $668.8 million, which will be recognized over an estimated weighted-average amortization period of 2.66 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$8,787	$8,171	$16,491	$15,417
Marketing	5,882	6,107	12,319	11,369
Product development	38,441	38,220	72,505	74,929
General and administrative	21,607	24,783	44,085	44,249
Stock-based compensation expense	$74,717	$77,281	$145,400	$145,964

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Restructuring and Other Exit Costs
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
In connection with these workforce reductions, Etsy incurred approximately $27.0 million in charges, primarily consisting of severance and employee-related benefits, a majority of which were incurred during the year ended December 31, 2023 and related to the Etsy marketplace. As of the end of the first quarter of 2024, the execution of the Restructuring Plan was substantially complete.
The following table is a summary of the changes in the Company’s liability for severance and employee-related benefits associated with restructuring and other exit costs, included in accrued expenses in the Consolidated Balance Sheets (in thousands):

Restructuring and Other Exit Costs
Balance as of December 31, 2023	$24,340
Severance and employee-related benefits	365
Cash payments	(20,397)
Balance as of June 30, 2024	$4,308

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
In addition to our core Etsy marketplace, our “House of Brands” includes Reverb Holdings, Inc. (“Reverb”), the largest online marketplace dedicated to music gear, and Depop Limited (“Depop”), our fashion resale marketplace. Each of our marketplaces primarily operate independently, although some of our key operational functions such as finance, legal, and human resources, for example, support all of our marketplaces to some extent. Our goal is that our marketplaces benefit from shared expertise in product, marketing, technology, and customer support, and that the sum of the whole, over time, will equal more than its individual parts.
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
Second Quarter 2024 Key Metrics and Financial Highlights
As of June 30, 2024, our marketplaces connected 8.8 million active sellers and 96.6 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2024, sellers generated GMS of $2.9 billion and $5.9 billion, respectively. We are a global company and approximately 45% of our GMS in both the three and six months ended June 30, 2024 came from transactions where either a seller or a buyer, or both, were located outside of the United States.
Total revenue was $647.8 million and $1.3 billion in the three and six months ended June 30, 2024, respectively. In the three and six months ended June 30, 2024, we recorded net income of $53.0 million and $116.0 million, respectively, reflecting a $7.2 million retroactive non-income tax expense. In the three and six months ended June 30, 2024, we recorded non-GAAP Adjusted EBITDA of $179.4 million and $347.3 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of June 30, 2024. As of June 30, 2024, we had three outstanding series of convertible notes, which collectively had a net carrying value of $2.3 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the six months ended June 30, 2024, we had positive operating cash flows of $220.1 million.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The financial results of Elo7 have been included in our condensed consolidated financial results (“Consolidated”) until August 10, 2023 (date of sale). Accordingly, our condensed consolidated financial results for the three and six months ended June 30, 2024 and related discussions of this period do not include the results of Elo7. The unaudited GAAP and non-GAAP financial measures and key operating metrics we use are:

	Three Months Ended June 30,		% (Decline) Growth Y/Y		Six Months Ended June 30,		% (Decline) Growth Y/Y
	2024	2023			2024	2023

	(in thousands, except percentages)
GMS (1)	$2,949,254	$3,012,504	(2.1)%		$5,935,754	$6,113,862	(2.9)%
Revenue	$647,806	$628,876	3.0%		$1,293,760	$1,269,753	1.9%
Marketplace revenue	$470,377	$452,957	3.8%		$937,359	$920,473	1.8%
Services revenue	$177,429	$175,919	0.9%		$356,401	$349,280	2.0%
Gross profit	$463,716	$440,238	5.3%		$922,537	$885,662	4.2%
Operating expenses	$393,547	$442,610	(11.1)%		$784,278	$809,835	(3.2)%
Net income	$53,005	$61,915	(14.4)%		$116,009	$136,452	(15.0)%
Net income margin	8.2%	9.8%	(160)	bps	9.0%	10.7%	(170)	bps
Adjusted EBITDA (Non-GAAP)	$179,375	$166,235	7.9%		$347,310	$336,578	3.2%
Adjusted EBITDA margin (Non-GAAP)	27.7%	26.4%	130	bps	26.8%	26.5%	30	bps

Active sellers (2)	8,801	8,312	5.9%		8,801	8,312	5.9%
Active buyers (2)	96,610	96,250	0.4%		96,610	96,250	0.4%
Percent GMS ex-U.S. domestic (1)	45%	45%	—	bps	45%	45%	—	bps
(1)Consolidated GMS for the three and six months ended June 30, 2024 includes Etsy marketplace GMS of $2.5 billion and $5.1 billion, respectively. Percent GMS ex-U.S. domestic for the Etsy marketplace for both the three and six months ended June 30, 2024 was 48%.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 6.6 million and 91.5 million, respectively, as of June 30, 2024.
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
GMS decreased $63.3 million to $2.9 billion in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and GMS decreased $178.1 million to $5.9 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in GMS between both the three and six months ended June 30, 2024 and 2023 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS reflected a still dynamic macroeconomic environment that impacted consumer discretionary product spending, particularly in our top three geographies, the U.S., U.K., and Germany. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 3.2% year-over-year to $124. This decline was partially offset by year-over-year growth of 1.0% for active buyers on the Etsy marketplace to 91.5 million.

On a consolidated basis we experienced the following decline in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended June 30,
	2024		2023
	% Decline Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)	(10)%	10%	(4)%	11%
Existing Buyer GMS	(1)%	90%	—%	89%

	Six Months Ended June 30,
	2024		2023
	% Decline Y/Y	% of GMS	% Decline Y/Y	% of GMS
New Buyer GMS (1)	(12)%	10%	(6)%	11%
Existing Buyer GMS	(2)%	90%	(2)%	89%

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange (gain) loss; acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; restructuring and other exit (income) costs; and retroactive non-income tax expense. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
For both the three and six months ended June 30, 2024 and 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 45%. Additionally, GMS ex-U.S. domestic decreased 2% between both the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2024	(2.1)%	(1.9)%	(0.2)%	(2.9)%	(3.0)%	0.1%
June 30, 2023	(0.6)%	(0.4)%	(0.2)%	(2.7)%	(1.5)%	(1.2)%
Results of Operations
Comparison of Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$470,377	$452,957	$17,420	3.8%
Percentage of total revenue	72.6%	72.0%
Services	$177,429	$175,919	$1,510	0.9%
Percentage of total revenue	27.4%	28.0%
Total revenue	$647,806	$628,876	$18,930	3.0%
Marketplace revenue increased primarily due to volume, driven by payments expansion and an increase in GMS for the Depop marketplace. As part of the payments expansion, the share of Etsy marketplace GMS processed through our Etsy Payments platform increased to 98% for the three months ended June 30, 2024 compared to 93% for the three months ended June 30, 2023. Marketplace revenue also increased due to pricing mix, driven by growth in transaction fee revenue due to offsite advertising that generates a higher transaction fee, as well as higher payments revenue in locations in which we charge a higher payments fee. Within these increases, payments revenue and transaction fee revenue increased 7.9% and 2.1%, respectively, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in Marketplace revenue was partially offset by a $63.3 million decrease in the volume of GMS for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which included a decline in GMS for the Etsy marketplace.
The growth in Services revenue was primarily driven by an increase of 12.3% in shipping label revenue, which represented a significant majority of the overall Services revenue increase, and was primarily related to the Depop marketplace.

Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$184,090	$188,638	$(4,548)	(2.4)%
Percentage of total revenue	28.4%	30.0%
The decrease in cost of revenue was primarily driven by a decrease in cost of refunds and cloud-related hosting and bandwidth costs. These decreases are partially offset by an increase in amortization, which is primarily due to an increase in capitalized website development costs and internal-use software. We gained leverage as cost of revenue did not increase as fast as revenue.
Operating Expenses
Marketing

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Marketing	$183,063	$165,870	$17,193	10.4%
Percentage of total revenue	28.3%	26.4%
Marketing expenses increased, primarily driven by increased digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment. This increase is partially offset by a decrease in non-digital marketing costs, including a decrease in broadcasting costs. Paid GMS was 21% of overall GMS for the three months ended June 30, 2024 compared to 20% for the three months ended June 30, 2023.
Product development

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Product development	$114,493	$121,988	$(7,495)	(6.1)%
Percentage of total revenue	17.7%	19.4%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses related to our workforce reductions in the fourth quarter of 2023. We gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$95,991	$86,661	$9,330	10.8%
Percentage of total revenue	14.8%	13.8%
General and administrative expenses increased, primarily due to an increase in retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022, and net favorable non-income tax items in the prior year which did not occur in the current year. These increases were partially offset by decreased stock-based compensation. Additionally, there was decreased employee compensation-related expenses related to our workforce reductions in the fourth quarter of 2023.

Asset impairment charges

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Asset impairment charges	$—	$68,091	$(68,091)	NM
Percentage of total revenue	—%	10.8%
Asset impairment charges were $68.1 million in the three months ended June 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges in the three months ended June 30, 2024.
Other Income, net

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other income, net	$8,808	$7,786	$1,022	13.1%
Percentage of total revenue	1.4%	1.2%
(Provision) Benefit for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(25,972)	$56,501	$(82,473)	(146.0)%
Percentage of total revenue	(4.0)%	9.0%
The primary drivers of our income tax provision for the three months ended June 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
The primary drivers of our income tax benefit for the three months ended June 30, 2023 were a $54.0 million tax benefit related to Elo7 and the tax benefit of $15.0 million on the impairment charge of Elo7 assets, partially offset by tax expense on income before income taxes excluding the impairment charge.
Comparison of Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$937,359	$920,473	$16,886	1.8%
Percentage of total revenue	72.5%	72.5%
Services	$356,401	$349,280	$7,121	2.0%
Percentage of total revenue	27.5%	27.5%
Total revenue	$1,293,760	$1,269,753	$24,007	1.9%
Marketplace revenue increased primarily due to volume, driven by payments expansion and an increase in GMS for the Depop marketplace. As part of the payments expansion, the share of Etsy marketplace GMS processed through our Etsy Payments platform increased to 97% for the six months ended June 30, 2024 compared to 93% for the six months ended June 30, 2023. Marketplace revenue also increased due to pricing mix, driven by growth in transaction fee revenue due to offsite advertising that generates a higher transaction fee, as well as higher payments revenue in locations in which we charge a higher payments fee. Within these increases, payments revenue increased 5.4% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in Marketplace revenue was partially offset by a $178.1 million decrease in the volume of GMS on our marketplaces for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which included a decline in GMS for the Etsy marketplace.
The growth in Services revenue was driven by an increase of 12.7% in shipping label revenue, primarily due to the Depop marketplace. Services revenue also increased due to an increase of 1.3% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads.
Cost of Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$371,223	$384,091	$(12,868)	(3.4)%
Percentage of total revenue	28.7%	30.2%
The decrease in cost of revenue was driven by a decrease in cost of refunds, cloud-related hosting and bandwidth costs, and, to a lesser extent, employee compensation-related expenses, related to our workforce reductions in the fourth quarter of 2023. These decreases were partially offset by an increase in amortization, which is primarily due to an increase in capitalized website development costs and internal-use software. We gained leverage as cost of revenue did not increase as fast as revenue.
Operating Expenses
Marketing

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Marketing	$374,874	$337,184	$37,690	11.2%
Percentage of total revenue	29.0%	26.6%
Marketing expenses increased, primarily driven by increased digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, due to an increase in broadcasting costs across different media channels primarily in North America, including a prime time big game television advertisement. These increases were partially offset by a decrease in employee compensation-related expenses, related to our workforce reductions in the fourth quarter of 2023. Paid GMS was 21% of overall GMS for the six months ended June 30, 2024 compared to 20% for the six months ended June 30, 2023.
Product development

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Product development	$224,339	$237,912	$(13,573)	(5.7)%
Percentage of total revenue	17.3%	18.7%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses, including stock-based compensation, related to our workforce reductions in the fourth quarter of 2023. We gained leverage as product development expenses did not increase as fast as revenue.

General and administrative

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$185,065	$166,648	$18,417	11.1%
Percentage of total revenue	14.3%	13.1%
General and administrative expenses increased, primarily due to net favorable non-income tax items in the prior year which did not occur in the current year and retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Asset impairment charges

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Asset impairment charges	$—	$68,091	(68,091)	NM
Percentage of total revenue	—%	5.4%
Asset impairment charges were $68.1 million in the six months ended June 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges in the six months ended June 30, 2024.
Other Income, net

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other income, net	$20,373	$10,858	$9,515	87.6%
Percentage of total revenue	1.6%	0.9%
Other income, net increased, primarily driven by favorable changes in U.S. dollar, Euro, Pound Sterling, and Canadian dollar exchange rates in the current year versus the prior year which impacted our intercompany and other non-functional currency cash balances. This increase was partially offset by a decrease in interest and other income due to lower balances.
(Provision) Benefit for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(42,623)	$49,767	$(92,390)	(185.6)%
Percentage of total revenue	(3.3)%	3.9%
The primary drivers of our income tax provision for the six months ended June 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net income	$53,005	$61,915	$116,009	$136,452
Excluding:
Interest and other non-operating income, net	(3,947)	(5,934)	(9,257)	(11,623)
Provision (benefit) for income taxes	25,972	(56,501)	42,623	(49,767)
Depreciation and amortization	27,087	22,946	53,933	46,118
Stock-based compensation expense	74,717	77,281	145,400	145,964
Foreign exchange (gain) loss	(4,861)	(1,852)	(11,116)	765
Acquisition, divestiture, and corporate structure-related expenses	234	289	2,132	578
Asset impairment charges	—	68,091	—	68,091
Restructuring and other exit (income) costs	(76)	—	342	—
Retroactive non-income tax expense (1)	7,244	—	7,244	—
Adjusted EBITDA	$179,375	$166,235	$347,310	$336,578
Divided by:
Revenue	$647,806	$628,876	$1,293,760	$1,269,753
Adjusted EBITDA margin	27.7%	26.4%	26.8%	26.5%
(1)Retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of June 30, 2024. Additionally, we have $93.5 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of June 30, 2024, we had net working capital of $794.5 million and in the six months ended June 30, 2024, we had positive operating cash flows of $220.1 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of June 30, 2024 a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). See Part I, Item 1, “Note 8—Debt” for more information on the 2023 Credit Agreement.
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

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash provided by (used in):
Operating activities	$220,094	$191,902
Investing activities	(27,744)	(42,713)
Financing activities	(338,263)	(236,242)
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
Net cash provided by operating activities was $220.1 million in the six months ended June 30, 2024, primarily driven by cash net income of $306.8 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $86.7 million in cash, primarily driven by timing of payment of accrued expenses in the period.
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
Net cash used in investing activities was $27.7 million in the six months ended June 30, 2024. This was primarily attributable to $20.0 million in capital expenditures, including $14.1 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms, and to a lesser extent, net purchases of investments of $7.7 million.
Net cash used in investing activities was $42.7 million in the six months ended June 30, 2023. This was primarily attributable to net purchases of investments of $26.3 million, and to a lesser extent, $16.5 million in capital expenditures, including $12.6 million for website development and internal-use software.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock and payment of tax obligations on vested equity awards.
Net cash used in financing activities was $338.3 million in the six months ended June 30, 2024. This was primarily attributable to stock repurchases of $308.7 million, and to a lesser extent, payment of tax obligations on vested equity awards of $33.0 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2024, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. While our revenue growth continued more modestly in 2022 and 2023 and grew slightly in the first six months of 2024, our GMS declined in 2022, 2023, and the six months ended June 30, 2024. Our business may continue to be impacted by macroeconomic factors beyond our control such as inflation, interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, global geopolitical uncertainties, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others (collectively, “Macroeconomic Conditions”).
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
A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, certain shop policies, products and product descriptions, shipping, and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. While we have introduced features designed to protect buyers, there can be no assurance that these measures will be effective in combating fraudulent transactions or improve overall buyer satisfaction. Further, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.
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
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives late or damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
Our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. The use of increasingly sophisticated techniques has made, and may continue to make, fraudulent activity by sellers and buyers increasingly difficult to combat and increase its impact. We take action against sellers who we are aware may have violated our policies or engage in fraud, and in recent periods the volume of enforcement actions against sellers for such activities has increased. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplaces, which may reduce seller and buyer engagement.
Our quarterly operating results have and may continue to fluctuate, which could cause significant stock price fluctuations.
Our quarterly operating results, as well as our key metrics, have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including:
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
We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macroeconomic Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties as it has in the past, the price of our common stock could decline.
Guidance is necessarily speculative in nature, and guidance offered in periods of significant uncertainty is inherently more speculative in nature than guidance offered in periods of relative stability. It can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged to put our guidance in context and not to place undue reliance on it in making an investment decision regarding our common stock.

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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, breaches and security incidents. We regularly experience cyber-related events that may result in technology disruptions and/or security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Additionally, employees or service providers have and may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents, which could be expensive and time-consuming to correct. As we strive to reignite growth in our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
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
In addition, the industry has generally moved to online remote infrastructure for core work and, as a result, we and our partners may be more vulnerable to cyber attacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The prevalence of remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.
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

Our business depends on third-party services and technology that we utilize to maintain and scale the technology underlying our platforms and our business operations.
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
The payment offerings provided on each of our marketplaces differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We have invested, and plan to continue to invest, in our payments tools and infrastructure, and have, or may in the future, add or change payment tools and third-party service providers to maintain existing availability, expand into additional markets, and offer new payment methods, offerings, and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplaces, as well as our trusted brands, which, in turn, could adversely affect our GMS and results of operations.
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
Macroeconomic Conditions have and may continue to adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary product spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our revenue to decline and adversely impact our business.
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
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into

U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended June 30, 2024, approximately 72% of our GMS was denominated in U.S. dollars.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (particularly including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product safety and liability, consumer protection, online platform liability, minors’ online safety, e-commerce marketplace regulation, artificial intelligence, labor and employment laws, business practices, including those related to corporate social responsibility and sustainability, and taxation of income, goods, and services), including attempts to apply these laws and regulatory standards extra-territorially;
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
Our ability to attract, retain, and engage a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and engage employees who share our dedication to our buyer and seller communities and our mission to “Keep Commerce Human.” We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly given the uncertainty of the current macroeconomic environment, and in light of the reduction in force as part of the Restructuring Plan approved in December 2023. While we made progress towards our Impact goal of building a diverse and inclusive workforce that is broadly representative of our communities, we were not able to meet our target of doubling the percentage of U.S. employees at the Etsy marketplace who identify as Black, Latinx, or Native American by year end 2023 and recently extended the target year to 2025, which could impact our ability to attract and retain employees.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to reignite GMS growth in the future;
•continuing ability to offer competitive compensation and benefits, including stock-based compensation, for our employees, as more external scrutiny is placed on stock-based compensation expenses and the legal landscape in the United States evolves;
•competition for talent in our industry and our talent markets, which could cause payroll costs, including stock-based compensation, to become a larger percentage of our total cost base;
•evolving expectations in our talent markets and our own policies regarding remote, hybrid or other flexible work;
•attracting high quality talent in a timely fashion;
•retaining qualified employees who support our mission and guiding principles, and continuing to do so in our hybrid work environment;
•continuing to find promotion and internal mobility opportunities to retain key employees for leadership positions;
•building a diverse, equitable, and inclusive workforce; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, can be challenging at times, particularly for more specialized positions. Qualified individuals may be limited and in high demand, and we may incur significant costs to attract, develop, retain and engage them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards in a volatile macroeconomic environment may adversely affect our ability to recruit and retain highly skilled employees.

We operate in a flexible work model in which a significant percentage of our workforce works remotely while others work from our offices on a hybrid schedule. It is possible that these arrangements could have a negative impact on our employee engagement and on the execution of our business plans and operations. We have recently revised and clarified our work modes to reinforce our workplace culture, and optimize the natural creativity and innovation that arises from live cross-functional and team gatherings in our offices. If our work modes are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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
We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, several jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our effective tax rate, results of operations and cash flows have at times been, and could in the future be, materially and adversely affected by additional taxes imposed on us prospectively or retroactively. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework.
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
Enforcement has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by segments of our communities or other stakeholders. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.
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
Despite our execution efforts, the goods that sellers list on our Etsy and Reverb marketplaces may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy and Reverb brands as buyers in the United States and may not perceive us as relevant or trustworthy. Also, visits to our Etsy and Reverb marketplaces from buyers outside the United States may not convert into sales as often as visits from within the United States due to a lack of domestic inventory and many of the same challenges associated with cross-border trade, including high shipping prices, long shipping times, and the additional cost of taxes and customs. Similarly, consumers outside the United Kingdom and United States may be less familiar with Depop, which may make it challenging to expand into new markets.
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
Our Impact strategy focuses on Etsy’s mission to “Keep Commerce Human” and the positive impact we want our business to have. We are committed to growing sustainably by aligning our mission and business strategy to help create economic impact through entrepreneurship. We have also announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy & Progress” of our Annual Report (our “Impact Goals”). While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.

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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended June 30, 2024, holders of the Notes are not eligible to convert their Notes during the third quarter of 2024. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—”Note 8—Debt” for more information on the Notes.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), which limit most non-intellectual property law claims against Etsy based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative and regulatory proposals and pending litigation in both the United States and European Union that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.
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
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. A substantially similar law, the U.K. General Data Protection Regulation (“U.K. GDPR”) is in effect in the United Kingdom. These laws are subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts, such as age appropriate design codes. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, that may change in the future. Any further divergence of the U.K. regulations from the GDPR could result in further or conflicting compliance obligations or potentially impact the E.U.’s adequacy decision, discussed in more detail below. Due to the GDPR and evolving U.K. regulations, we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance costs, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR.
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
Aspects of certain newly enacted and developing U.S. state privacy statutes and age appropriate design codes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, European Union, or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions in the United States. Recent legislative proposals in the European Union and the United States could change rules which allow packages containing goods valued under a de minimis threshold to enter a country without paying custom duties and may require platforms to collect these custom duties at checkout. If requirements like these become applicable in additional jurisdictions, our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, online child safety, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation such as under the E.U. Digital Services Act (“DSA”), limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, and changes to the Product Liability Directive may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2023 and July 26, 2024, our common stock’s daily closing price on Nasdaq has ranged from a low of $55.37 to a high of $148.20. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2024, holders of the Notes are not eligible to convert their Notes during the third quarter of 2024. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, ”Note 8—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On June 14, 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock, of which approximately $416 million remained available as of June 30, 2024. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
April 1 - 30	728	$66.82	728	$517,349
May 1 - 31	880	63.17	880	461,768
June 1 - 30	747	61.83	747	415,565
Total	2,355		2,355
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In June 2023, our Board approved a stock repurchase program that authorizes the repurchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.
(3)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On May 17, 2024, Merilee Buckley, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act under which an aggregate of up to 25,353 shares of Etsy common stock held by Ms. Buckley, excluding shares withheld to satisfy tax withholding obligations and including up to 15,818 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and August 1, 2025.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	2024 Equity Incentive Plan	8-K	001-36911	10.1	6/18/2024
10.2*	Form of Restricted Stock Unit Agreement under 2024 Equity Incentive Plan (2024)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X
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

ETSY, INC.
Date: July 31, 2024	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)