Form 10-Q
period 2024-09-30
ETSY INC
filed 2024-10-31
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
The number of shares of common stock outstanding as of October 25, 2024 was 112,492,489.

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
Etsy has used, and intends to continue using, its investor relations website and the Etsy News Blog (etsy.com/news) to disclose material non-public information and to comply with its disclosure obligations under Regulation FD. Accordingly, you should monitor our investor relations website and the Etsy News Blog in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our opportunity; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments, and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; our Impact Goals, strategy, and intended progress; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; our ability to expand into additional countries; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$818,939	$914,323
Short-term investments	226,022	236,118
Accounts receivable, net of expected credit losses of $7,543 and $10,149 as of September 30, 2024 and December 31, 2023, respectively	8,644	24,734
Prepaid and other current assets	94,514	129,884
Funds receivable and seller accounts	172,562	265,387
Total current assets	1,320,681	1,570,446
Property and equipment, net of accumulated depreciation and amortization of $292,136 and $244,052 as of September 30, 2024 and December 31, 2023, respectively	242,889	249,794
Goodwill	138,622	138,377
Intangible assets, net of accumulated amortization of $158,367 and $125,932 as of September 30, 2024 and December 31, 2023, respectively	443,943	457,140
Deferred tax assets	144,408	137,776
Long-term investments	107,046	86,676
Other assets	44,617	45,191
Total assets	$2,442,206	$2,685,400
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,589	$29,920
Accrued expenses	298,995	353,553
Finance lease obligations—current	6,081	6,079
Funds payable and amounts due to sellers	172,562	265,387
Deferred revenue	17,097	14,635
Other current liabilities	38,636	41,207
Total current liabilities	552,960	710,781
Finance lease obligations—net of current portion	95,044	99,620
Deferred tax liabilities	7,101	13,192
Long-term debt, net	2,287,016	2,283,817
Other liabilities	124,385	121,705
Total liabilities	3,066,506	3,229,115
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of September 30, 2024 and December 31, 2023; 112,848 and 119,069 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	113	119
Preferred stock ($0.001 par value, 25,000 shares authorized as of September 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	1,270,347	1,081,026
Accumulated deficit	(1,652,267)	(1,357,390)
Accumulated other comprehensive loss	(242,493)	(267,470)
Total stockholders’ deficit	(624,300)	(543,715)
Total liabilities and stockholders’ deficit	$2,442,206	$2,685,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$662,410	$636,302	$1,956,170	$1,906,055
Cost of revenue	185,640	188,827	556,863	572,918
Gross profit	476,770	447,475	1,399,307	1,333,137
Operating expenses:
Marketing	196,526	160,936	571,400	498,120
Product development	107,251	113,932	331,590	351,844
General and administrative	86,176	84,051	271,241	250,699
Asset impairment charges	—	—	—	68,091
Total operating expenses	389,953	358,919	1,174,231	1,168,754
Income from operations	86,817	88,556	225,076	164,383
Other (expense) income, net	(13,007)	8,411	7,366	19,269
Income before income taxes	73,810	96,967	232,442	183,652
(Provision) benefit for income taxes	(16,444)	(9,117)	(59,067)	40,650
Net income	$57,366	$87,850	$173,375	$224,302
Net income per share attributable to common stockholders:
Basic	$0.50	$0.72	$1.49	$1.82
Diluted	$0.45	$0.64	$1.34	$1.62
Weighted-average common shares outstanding:
Basic	114,181	121,808	116,372	123,341
Diluted	130,748	138,891	133,116	141,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$57,366	$87,850	$173,375	$224,302
Other comprehensive income (loss):
Cumulative translation adjustment	42,179	(17,516)	24,154	9,663
Unrealized gains on investments, net of tax expense of $353, $130, $266, and $260, respectively	1,091	387	823	801
Total other comprehensive income (loss)	43,270	(17,129)	24,977	10,464
Comprehensive income	$100,636	$70,721	$198,352	$234,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2024	115,315	$115	$1,203,294	$(1,552,642)	$(285,763)	$(634,996)
Stock-based compensation (1)	12	—	74,836	—	—	74,836
Exercise of vested options	35	—	1,095	—	—	1,095
Vesting of restricted stock units, net of shares withheld	230	—	(8,878)	—	—	(8,878)
Stock repurchase	(2,744)	(2)	—	(156,991)	—	(156,993)
Other comprehensive income	—	—	—	—	43,270	43,270
Net income	—	—	—	57,366	—	57,366
Balance as of September 30, 2024	112,848	$113	$1,270,347	$(1,652,267)	$(242,493)	$(624,300)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2023	119,069	$119	$1,081,026	$(1,357,390)	$(267,470)	$(543,715)
Stock-based compensation (1)	21	—	227,387	—	—	227,387
Exercise of vested options	154	—	3,830	—	—	3,830
Vesting of restricted stock units, net of shares withheld	925	1	(41,896)	—	—	(41,895)
Stock repurchase	(7,321)	(7)	—	(468,252)	—	(468,259)
Other comprehensive income	—	—	—	—	24,977	24,977
Net income	—	—	—	173,375	—	173,375
Balance as of September 30, 2024	112,848	$113	$1,270,347	$(1,652,267)	$(242,493)	$(624,300)
(1) Includes the partial payments of Depop deferred consideration.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2023	123,249	$123	$957,738	$(1,135,412)	$(286,624)	$(464,175)
Stock-based compensation (1)	27	—	76,370	—	—	76,370
Exercise of vested options	150	—	2,693	—	—	2,693
Vesting of restricted stock units, net of shares withheld	152	—	(8,466)	—	—	(8,466)
Stock repurchase	(3,915)	(3)	—	(299,668)	—	(299,671)
Other comprehensive loss	—	—	—	—	(17,129)	(17,129)
Net income	—	—	—	87,850	—	87,850
Balance as of September 30, 2023	119,663	$120	$1,028,335	$(1,347,230)	$(303,753)	$(622,528)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	46	—	228,148	—	—	228,148
Exercise of vested options	483	—	8,448	—	—	8,448
Settlement of capped call	(1,194)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	—	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	806	1	(57,569)	—	—	(57,568)
Stock repurchase	(5,532)	(5)	—	(489,042)	—	(489,047)
Other comprehensive income	—	—	—	—	10,464	10,464
Net income	—	—	—	224,302	—	224,302
Balance as of September 30, 2023	119,663	$120	$1,028,335	$(1,347,230)	$(303,753)	$(622,528)
(1) Includes the partial payments of Depop deferred consideration.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$173,375	$224,302
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	214,692	216,082
Depreciation and amortization expense	81,672	68,290
Provision for expected credit losses	10,141	14,390
Deferred benefit for income taxes	(13,727)	(45,255)
Loss on sale of business	—	2,630
Asset impairment charges	—	68,091
Other non-cash income, net	(2,066)	(3,786)
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	135,804	(39,578)
Non-current assets	(11)	(3,964)
Current liabilities	(165,024)	(87,852)
Non-current liabilities	2,654	(2,942)
Net cash provided by operating activities	437,510	410,408
Cash flows from investing activities
Purchases of property and equipment	(10,174)	(7,752)
Development of internal-use software	(22,860)	(19,594)
Purchases of investments	(266,935)	(288,226)
Sales and maturities of investments	263,210	261,589
Net cash used in investing activities	(36,759)	(53,983)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(42,136)	(58,008)
Repurchase of stock	(464,314)	(483,987)
Proceeds from exercise of stock options	3,830	8,448
Payment of debt issuance costs	—	(2,215)
Settlement of convertible senior notes	—	(90)
Payments on finance lease obligations	(4,591)	(4,723)
Other financing, net	2,418	(259)
Net cash used in financing activities	(504,793)	(540,834)
Effect of exchange rate changes on cash	8,658	(252)
Net decrease in cash, cash equivalents, and restricted cash	(95,384)	(184,661)
Cash, cash equivalents, and restricted cash at beginning of period	914,323	926,619
Cash and cash equivalents at end of period	$818,939	$741,958

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$58,838	$29,598
Supplemental non-cash disclosures:
Stock-based compensation capitalized in development of capitalized software and asset additions in exchange for liabilities	$15,861	$16,479
Lease assets obtained in exchange for new lease liabilities	$3,089	$7,751
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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 10, 2023, Etsy closed the sale of the parent holding company of Elo7 Serviços de Informática (“Elo7”), the Company’s Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s condensed consolidated financial statements from the date of acquisition until August 10, 2023.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of September 30, 2024, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

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
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace revenue	$476,075	$460,922	$1,413,434	$1,381,395
Services revenue	186,335	175,380	542,736	524,660
Revenue	$662,410	$636,302	$1,956,170	$1,906,055
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2024 that was included in the deferred balance at January 1, 2024 was $13.9 million.

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
For the nine months ended September 30, 2024, the Company’s effective income tax rate was 25.4% representing an income tax provision recorded on net income before tax. The effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. statutory rate of 21% primarily due to tax deficiencies from stock-based compensation resulting from a lower stock price at vesting of restricted stock units compared to the stock price upon grant and state income taxes, partially offset by foreign operations taxed at a lower rate and a benefit related to a research and development tax credit.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $3.6 million in the nine months ended September 30, 2024, from $51.7 million as of December 31, 2023 to $55.3 million as of September 30, 2024. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $52.7 million as of September 30, 2024. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. The Company’s reasonable estimate of its gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months is $15.8 million.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$57,366	$87,850	$173,375	$224,302
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,585	1,583	4,755	4,750
Net income attributable to common stockholders—diluted	$58,951	$89,433	$178,130	$229,052

Denominator:
Weighted-average common shares outstanding—basic	114,181	121,808	116,372	123,341
Dilutive effect of outstanding stock-based compensation awards	1,853	2,369	2,030	2,991
Dilutive effect of assumed conversion of convertible senior notes (1)	14,714	14,714	14,714	14,714
Weighted-average common shares outstanding—diluted	130,748	138,891	133,116	141,046

Net income per share attributable to common stockholders—basic	$0.50	$0.72	$1.49	$1.82
Net income per share attributable to common stockholders—diluted	$0.45	$0.64	$1.34	$1.62

Outstanding stock-based compensation awards excluded from net income per diluted share because their effect would have been anti-dilutive	7,655	6,864	7,446	6,199
(1)The $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three and nine months ended September 30, 2024 and September 30, 2023.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Asset Impairment Charges
During the nine months ended September 30, 2023, the Company concluded that the book value of the property and equipment and finite-lived intangible assets for the Elo7 reporting unit were fully impaired, and recorded an impairment charge of $7.9 million and $60.2 million, respectively, in Asset impairment charges in the Consolidated Statement of Operations. The asset impairment charges related to property and equipment primarily related to developed technology and to intangible assets primarily related to trademark and customer relationships.
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
Note 6—Sale of Business
Due to challenges Etsy faced to effectively scale Elo7 in Brazil, particularly given headwinds created by a volatile macroeconomic environment and an increasingly competitive e-commerce market in Brazil, on August 10, 2023, Etsy closed the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil.
The Company recognized a net loss on the sale of Elo7 of $2.6 million, which includes a $7.5 million loss from the reclassification out of accumulated other comprehensive loss related to a cumulative translation adjustment. The net loss on the sale of Elo7 was recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.
Note 7—Fair Value Measurements
As of September 30, 2024 and December 31, 2023 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of September 30, 2024 and December 31, 2023 the Company’s long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2024
Level 1
Money market funds	$85,634	$—	$—	$85,634	$85,634	$—	$—
U.S. Government securities	75,146	(16)	210	75,340	10,650	42,494	22,196
	160,780	(16)	210	160,974	96,284	42,494	22,196
Level 2
Certificate of deposit	32,862	—	58	32,920	—	32,920	—
Commercial paper	56,351	(1)	87	56,437	2,991	53,446	—
Corporate bonds	159,800	(9)	703	160,494	—	97,162	63,332
	249,013	(10)	848	249,851	2,991	183,528	63,332
Level 3
Loans receivable - held for investment	7,000	—	—	7,000	—	—	7,000
	7,000	—	—	7,000	—	—	7,000
	$416,793	$(26)	$1,058	$417,825	$99,275	$226,022	$92,528
Measured at NAV (1)
Third-party managed funds							14,518
							$107,046
December 31, 2023
Level 1
Money market funds	$377,021	$—	$—	$377,021	$376,941	$80	$—
U.S. Government securities	95,298	(164)	39	95,173	—	60,153	35,020
	472,319	(164)	39	472,194	376,941	60,233	35,020
Level 2
U.S. agency securities	15,635	(14)	3	15,624	—	15,624	—
Certificate of deposit	35,365	(1)	55	35,419	—	35,419	—
Commercial paper	62,463	(12)	54	62,505	4,449	58,056	—
Corporate bonds	100,386	(145)	128	100,369	1,566	66,786	32,017
	213,849	(172)	240	213,917	6,015	175,885	32,017
Level 3
Loans receivable - held for investment	6,000	—	—	6,000	—	—	6,000
	6,000	—	—	6,000	—	—	6,000
	$692,168	$(336)	$279	$692,111	$382,956	$236,118	$73,037
Measured at NAV (1)
Third-party managed funds							13,639
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of September 30, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$11,578	$—	$15,472	$(16)
Commercial paper	11,434	(1)	—	—
Corporate bonds	18,867	(6)	2,922	(3)
Total	$41,879	$(7)	$18,394	$(19)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$71,536	$(164)	$—	$—
U.S. agency securities	12,569	(14)	—	—
Certificate of deposit	7,178	(1)	—	—
Commercial paper	34,066	(12)	—	—
Corporate bonds	28,401	(73)	20,808	(72)
Total	$153,750	$(264)	$20,808	$(72)
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

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$992,954	$818,500	$991,529	$799,000
2020 Notes	646,519	558,740	645,624	556,790
2019 Notes	647,543	643,648	646,664	747,630
	$2,287,016	$2,020,888	$2,283,817	$2,103,420
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2024	As of December 31, 2023
Vendor accruals	$104,067	$120,804
Pass-through marketplace tax collection obligation	93,973	126,284
Employee compensation-related liabilities (1)	65,522	95,842
Taxes payable	35,433	10,623
Total accrued expenses	$298,995	$353,553
(1)Includes severance and employee-related benefits associated with restructuring and other exit costs. See “Note 13—Restructuring and Other Exit Costs” for more information.
Note 9—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2024
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	7,046	3,481	2,344	12,871
Net carrying value	$992,954	$646,519	$647,543	$2,287,016

	As of December 31, 2023
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	8,471	4,376	3,223	16,070
Net carrying value	$991,529	$645,624	$646,664	$2,283,817
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2024, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the fourth quarter of 2024.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of September 30, 2024.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $2.1 million in both the three months ended September 30, 2024 and September 30, 2023 and $6.3 million in both the nine months ended September 30, 2024 and September 30, 2023.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of September 30, 2024.
Note 10—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations are primarily related to cloud computing. During the nine months ended September 30, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 11—Stockholders’ Deficit
On June 14, 2023, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “June 2023 Stock Repurchase Program”). As of September 30, 2024, the remaining amount available to be repurchased under this program was $259.9 million.
On October 30, 2024, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). See “Note 14—Subsequent Event” for additional information.
The stock repurchase programs have no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
Under the stock repurchase programs, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock have and could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s cumulative share repurchase activity under the program noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2024				$724,360
Repurchases of common stock for the three months ended:
March 31, 2024	2,222	$71.28	$158,377	(158,377)
June 30, 2024	2,355	63.87	150,418	(150,418)
September 30, 2024	2,744	56.67	155,629	(155,629)
Balance as of September 30, 2024	7,321	$63.42	$464,424	$259,936
(1) Average price paid per share excludes broker commissions and excise tax. Value of shares repurchased includes broker commissions.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.
Note 12—Stock-Based Compensation
During the three and nine months ended September 30, 2024, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), under its equity incentive plan. In April 2024, the Board of Directors approved an amendment and restatement of the Etsy, Inc. 2015 Equity Incentive Plan (“2015 Plan”) as the Etsy, Inc. 2024 Equity Incentive Plan (“2024 Plan”), which became effective upon stockholder approval during the 2024 Annual Meeting of Stockholders in June 2024. At September 30, 2024, 19,280,062 shares were authorized under the 2024 Plan and 8,273,437 shares were available for future grant.
Effective in the first quarter of 2024, the Company updated its vesting terms for new RSU issuances from semi-annually to quarterly. In general, awards vest ratably each three-month period over a four-year period following the vesting commencement date, except for RSU awards to newly-hired employees, which vest 25% after the first year of service and ratably each subsequent three-month period.
The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs, during the nine months ended September 30, 2024 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	6,197	$117.14
Granted	4,270	66.61
Vested	(1,572)	114.40
Forfeited/Canceled	(767)	111.99
Unvested at September 30, 2024	8,128	91.61
The total unrecognized compensation expense at September 30, 2024 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $588.3 million, which will be recognized over an estimated weighted-average amortization period of 2.51 years.

Etsy, Inc.
Notes to Consolidated Financial Statements
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$8,013	$8,105	$24,504	$23,522
Marketing	5,690	5,763	18,009	17,132
Product development	36,048	37,842	108,553	112,771
General and administrative	19,541	18,408	63,626	62,657
Stock-based compensation expense	$69,292	$70,118	$214,692	$216,082
Note 13—Restructuring and Other Exit Costs
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
In connection with these workforce reductions, Etsy incurred approximately $26.6 million in charges in the fourth quarter of 2023, primarily consisting of severance and employee-related benefits, a majority of which related to the Etsy marketplace. As of the end of the first quarter of 2024, the execution of the Restructuring Plan was substantially complete.
During the third quarter of 2024, Reverb reduced its workforce by an additional 18%, and restructured to better align with its key strategic initiatives: to help buyers find great value, increasing focus on used, outlet, and exclusive gear, providing a great customer experience and delivering value added services to its community.
The following table is a summary of the changes in the Company’s liability for severance and employee-related benefits associated with restructuring and other exit costs, included in accrued expenses in the Consolidated Balance Sheets (in thousands):

Restructuring and Other Exit Costs
Balance as of December 31, 2023	$24,340
Severance and employee-related benefits	1,869
Cash payments	(22,616)
Balance as of September 30, 2024	$3,593
Note 14—Subsequent Event
On October 30, 2024, the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $1 billion of its common stock. The program does not have an expiration date and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with Etsy’s working capital requirements, general business conditions, and other factors.

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
Third Quarter 2024 Key Metrics and Financial Highlights
As of September 30, 2024, our marketplaces connected 8.5 million active sellers and 96.7 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2024, sellers generated GMS of $2.9 billion and $8.9 billion, respectively. We are a global company and approximately 46% and 45%, respectively, of our GMS in the three and nine months ended September 30, 2024 came from transactions where either a seller or a buyer, or both, were located outside of the United States.
Total revenue was $662.4 million and $2.0 billion in the three and nine months ended September 30, 2024, respectively. In the three and nine months ended September 30, 2024, we recorded net income of $57.4 million and $173.4 million, respectively, and non-GAAP Adjusted EBITDA of $183.6 million and $530.9 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of September 30, 2024. As of September 30, 2024, we had three outstanding series of convertible notes, which collectively had a net carrying value of $2.3 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the nine months ended September 30, 2024, we had positive operating cash flows of $437.5 million.

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

	Three Months Ended September 30,		% (Decline) Growth Y/Y		Nine Months Ended September 30,		% (Decline) Growth Y/Y
	2024	2023			2024	2023

	(in thousands, except percentages)
GMS (1)	$2,915,256	$3,039,930	(4.1)%		$8,851,010	$9,153,792	(3.3)%
Revenue	$662,410	$636,302	4.1%		$1,956,170	$1,906,055	2.6%
Marketplace revenue	$476,075	$460,922	3.3%		$1,413,434	$1,381,395	2.3%
Services revenue	$186,335	$175,380	6.2%		$542,736	$524,660	3.4%
Gross profit	$476,770	$447,475	6.5%		$1,399,307	$1,333,137	5.0%
Operating expenses	$389,953	$358,919	8.6%		$1,174,231	$1,168,754	0.5%
Net income	$57,366	$87,850	(34.7)%		$173,375	$224,302	(22.7)%
Net income margin	8.7%	13.8%	(510)	bps	8.9%	11.8%	(290)	bps
Adjusted EBITDA (Non-GAAP)	$183,587	$182,219	0.8%		$530,897	$518,797	2.3%
Adjusted EBITDA margin (Non-GAAP)	27.7%	28.6%	(90)	bps	27.1%	27.2%	(10)	bps

Active sellers (2)	8,522	8,802	(3.2)%		8,522	8,802	(3.2)%
Active buyers (2)	96,707	97,343	(0.7)%		96,707	97,343	(0.7)%
Percent GMS ex-U.S. domestic (1)	46%	45%	100	bps	45%	45%	—	bps
(1)Consolidated GMS for the three and nine months ended September 30, 2024 includes Etsy marketplace GMS of $2.5 billion and $7.6 billion, respectively. Percent GMS ex-U.S. domestic for the Etsy marketplace for the three and nine months ended September 30, 2024 was 49% and 48%, respectively.
(2)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 6.2 million and 91.2 million, respectively, as of September 30, 2024. Consolidated active sellers and active buyers as of September 30, 2023 includes Elo7 marketplace active sellers and buyers of approximately 52 thousand and 1.5 million as Elo7 was included in our consolidated financial results until August 10, 2023 (the date of sale).
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
GMS decreased $124.7 million to $2.9 billion in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and GMS decreased $302.8 million to $8.9 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in GMS between both the three and nine months ended September 30, 2024 and 2023 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS reflected a still dynamic macroeconomic environment that impacted consumer discretionary product spending, particularly in our top three geographies, the U.S., U.K., and Germany. We also believe that a number of discrete events created headwinds for our business during the quarter, including weather, domestic and global geopolitical uncertainties, and various cultural events. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 3.4% year-over-year to $123, along with a year-over-year decline of 0.4% for active buyers on the Etsy marketplace to 91.2 million.

On a consolidated basis we experienced the following (decline) / growth in new buyer and existing buyer GMS in the periods presented:

	Three Months Ended September 30,
	2024		2023
	% Decline Y/Y	% of GMS	% (Decline) Growth Y/Y	% of GMS
New Buyer GMS (1)	(12)%	10%	(3)%	11%
Existing Buyer GMS	(3)%	90%	2%	89%

	Nine Months Ended September 30,
	2024		2023
	% Decline Y/Y	% of GMS	% Decline Y/Y	% of GMS
New Buyer GMS (1)	(12)%	10%	(5)%	11%
Existing Buyer GMS	(2)%	90%	(1)%	89%

(1)New buyer GMS represents the total GMS from each new buyer’s first purchase day in each of our marketplaces. It does not include GMS from each new buyer’s subsequent purchase days, if any, in the periods presented. A new buyer for a given marketplace is a buyer who has made a purchase with a new e-mail address for the first time in the relevant marketplace.
Our business may continue to be impacted by factors beyond our control such as inflation, interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical uncertainties, various types of cultural events, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: interest and other non-operating income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense; foreign exchange loss (gain); acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; loss on sale of business; restructuring and other exit costs; and retroactive non-income tax expense. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Active Sellers
An active seller is a seller who has had a charge or sale in the last 12 months. Charges include Marketplace and Services revenue fees, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business.” A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces, and we continue to exclude certain disqualified sellers. We succeed when sellers succeed, so we view the number of active sellers as a key indicator of consumer awareness of our brands, the reach of our platforms, the potential for growth in GMS and revenue, and the health of our business.
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
For the three months ended September 30, 2024 and 2023, GMS ex-U.S. domestic as a percentage of total GMS was approximately 46% and 45%, respectively. For both the nine months ended September 30, 2024 and 2023, GMS ex-U.S. domestic as a percentage of total GMS was 45%. Additionally, GMS ex-U.S. domestic decreased 2% between both the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023.
Currency-Neutral GMS Growth
We calculate currency-neutral GMS growth by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2024	(4.1)%	(4.4)%	0.3%	(3.3)%	(3.5)%	0.2%
September 30, 2023	1.2%	(0.1)%	1.3%	(1.4)%	(1.1)%	(0.3)%
Results of Operations
Comparison of Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$476,075	$460,922	$15,153	3.3%
Percentage of total revenue	71.9%	72.4%
Services	$186,335	$175,380	$10,955	6.2%
Percentage of total revenue	28.1%	27.6%
Total revenue	$662,410	$636,302	$26,108	4.1%
Marketplace revenue increased due to a mix of volume and pricing, primarily driven by payments expansion as well as higher payments revenue in locations in which we charge a higher payments fee for both the Etsy and Depop marketplaces. As part of the payments expansion, the share of Etsy marketplace GMS processed through our Etsy Payments platform increased to 99% for the three months ended September 30, 2024 compared to 93% for the three months ended September 30, 2023 resulting in an increase in payments revenue of 8.3% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Additionally, marketplace revenue increased due to pricing, driven by the launch of a seller set-up fee for the Etsy marketplace in 2024, under which a seller pays a set-up fee when they open a shop. There was also an increase in transaction fee revenue from offsite advertising that generates a higher transaction fee and an increase in GMS for the Depop marketplace, partially offset by a decline in GMS for the Etsy marketplace, resulting in relatively flat transaction fee revenue year-over-year, driven by a mix of volume and pricing.
The growth in Services revenue was primarily driven by an increase of 5.4% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads. Service revenue also increased, to a lesser extent, due to an increase of 20.5% in shipping label revenue, primarily due to the Depop marketplace.

Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$185,640	$188,827	$(3,187)	(1.7)%
Percentage of total revenue	28.0%	29.7%
The decrease in cost of revenue was primarily driven by a decrease in cost of refunds, and, to a lesser extent, employee compensation-related expenses related to our workforce reductions in the fourth quarter of 2023 and cloud-related hosting and bandwidth costs. These decreases are partially offset by an increase in amortization, which is primarily due to an increase in capitalized website development costs and internal-use software. We gained leverage as cost of revenue did not increase as fast as revenue.
Operating Expenses
Marketing

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Marketing	$196,526	$160,936	$35,590	22.1%
Percentage of total revenue	29.7%	25.3%
Marketing expenses increased, primarily driven by increased digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment, and to a lesser extent, in non-digital marketing costs, primarily due to Depop U.S. brand marketing campaigns. Paid GMS was 21% of overall GMS for the three months ended September 30, 2024 compared to 19% for the three months ended September 30, 2023.
Product development

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Product development	$107,251	$113,932	$(6,681)	(5.9)%
Percentage of total revenue	16.2%	17.9%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses, including stock-based compensation, related to our workforce reductions in the fourth quarter of 2023. We gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$86,176	$84,051	$2,125	2.5%
Percentage of total revenue	13.0%	13.2%
General and administrative expenses increased, primarily due to net unfavorable non-income tax items.

Other (Expense) Income, net

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other (expense) income, net	$(13,007)	$8,411	$(21,418)	(254.6)%
Percentage of total revenue	(2.0)%	1.3%
Other expense, net decreased from other income, net, primarily driven by the remeasurement of non-functional currency cash and intercompany balances as changes in exchange rates resulted in a noncash loss for the three months ended September 30, 2024 as compared to a noncash gain for the three months ended September 30, 2023.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Provision for income taxes	$(16,444)	$(9,117)	$(7,327)	80.4%
Percentage of total revenue	(2.5)%	(1.4)%
The primary drivers of our income tax provision for the three months ended September 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
The primary drivers of our income tax provision for the three months ended September 30, 2023 were tax expense on income before income taxes and state and local income taxes, partially offset by a tax benefit related to research and development tax credits.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,413,434	$1,381,395	$32,039	2.3%
Percentage of total revenue	72.3%	72.5%
Services	$542,736	$524,660	$18,076	3.4%
Percentage of total revenue	27.7%	27.5%
Total revenue	$1,956,170	$1,906,055	$50,115	2.6%
Marketplace revenue increased due to a mix of volume and pricing, primarily driven by payments expansion as well as higher payments revenue in locations in which we charge a higher payments fee for both the Etsy and Depop marketplaces. As part of the payments expansion, the share of Etsy marketplace GMS processed through our Etsy Payments platform increased to 97% for the nine months ended September 30, 2024 compared to 93% for the nine months ended September 30, 2023 resulting in an increase in payments revenue of 6.3% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Additionally, an increase in transaction fee revenue from offsite advertising that generates a higher transaction fee and an increase in GMS for the Depop marketplace was partially offset by a decline in GMS for the Etsy marketplace, resulting in a slight increase in transaction fee revenue year-over-year, driven by a mix of volume and pricing. Marketplace revenue increased due to pricing, driven by the launch of a seller set-up fee for the Etsy marketplace in 2024, under which a seller pays a set-up fee when they open a shop.
The growth in Services revenue was primarily driven by an increase of 2.7% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads. Service revenue also increased due to an increase of 15.2% in shipping label revenue, primarily due to the Depop marketplace.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$556,863	$572,918	$(16,055)	(2.8)%
Percentage of total revenue	28.5%	30.1%
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
Operating Expenses
Marketing

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Marketing	$571,400	$498,120	$73,280	14.7%
Percentage of total revenue	29.2%	26.1%
Marketing expenses increased, primarily driven by increased digital marketing costs, as we continued to invest in efficient channels and regions with positive return on investment. Additionally, marketing expenses increased to a lesser extent due to non-digital marketing costs, primarily driven by Depop U.S. brand marketing campaigns and an increase in Etsy marketplace broadcasting costs across different media channels primarily in North America, including a prime time big game television advertisement. These increases were partially offset by a decrease in employee compensation-related expenses, related to our workforce reductions in the fourth quarter of 2023. Paid GMS was 21% of overall GMS for the nine months ended September 30, 2024 compared to 20% for the nine months ended September 30, 2023.
Product development

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Product development	$331,590	$351,844	$(20,254)	(5.8)%
Percentage of total revenue	17.0%	18.5%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses, including stock-based compensation, related to our workforce reductions in the fourth quarter of 2023. We gained leverage as product development expenses did not increase as fast as revenue.

General and administrative

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$271,241	$250,699	$20,542	8.2%
Percentage of total revenue	13.9%	13.2%
General and administrative expenses increased, primarily due to retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022 as well as other net unfavorable non-income tax items, including net favorable items in the nine months ended September 30, 2023 which did not occur in the nine months ended September 30, 2024.
Asset impairment charges

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Asset impairment charges	$—	$68,091	(68,091)	NM
Percentage of total revenue	—%	3.6%
Asset impairment charges were $68.1 million in the nine months ended September 30, 2023, related to the impairment of intangible assets and property and equipment of Elo7. See Part I, Item 1, “Note 5—Asset Impairment Charges” for more information. There were no asset impairment charges in the nine months ended September 30, 2024.
Other Income, net

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other income, net	$7,366	$19,269	$(11,903)	(61.8)%
Percentage of total revenue	0.4%	1.0%
Other income, net decreased, primarily driven by the remeasurement of non-functional currency cash and intercompany balances as changes in exchange rates resulted in a noncash loss for the nine months ended September 30, 2024 as compared to a noncash gain for the nine months ended September 30, 2023. Other income, net decreased to a lesser extent due to a decrease in interest and dividend income due to lower balances. These decreases were partially offset by a net loss on the sale of Elo7 in the third quarter of 2023, which did not occur in the nine months ended September 30, 2024.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(59,067)	$40,650	$(99,717)	(245.3)%
Percentage of total revenue	(3.0)%	2.1%
The primary drivers of our income tax provision for the nine months ended September 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Net income	$57,366	$87,850	$173,375	$224,302
Excluding:
Interest and other non-operating income, net	(3,808)	(5,430)	(13,065)	(17,053)
Provision (benefit) for income taxes	16,444	9,117	59,067	(40,650)
Depreciation and amortization	27,739	22,172	81,672	68,290
Stock-based compensation expense	69,292	70,118	214,692	216,082
Foreign exchange loss (gain)	16,815	(5,611)	5,699	(4,846)
Acquisition, divestiture, and corporate structure-related expenses	(697)	1,373	1,435	1,951
Asset impairment charges	—	—	—	68,091
Loss on sale of business	—	2,630	—	2,630
Restructuring and other exit costs	1,556	—	1,898	—
Retroactive non-income tax expense (1)	(1,120)	—	6,124	—
Adjusted EBITDA	$183,587	$182,219	$530,897	$518,797
Divided by:
Revenue	$662,410	$636,302	$1,956,170	$1,906,055
Adjusted EBITDA margin	27.7%	28.6%	27.1%	27.2%
(1)Retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of September 30, 2024. Additionally, we have $107.0 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of September 30, 2024, we had net working capital of $767.7 million and in the nine months ended September 30, 2024, we had positive operating cash flows of $437.5 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of September 30, 2024, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). See Part I, Item 1, “Note 9—Debt” for more information on the 2023 Credit Agreement.
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

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash provided by (used in):
Operating activities	$437,510	$410,408
Investing activities	(36,759)	(53,983)
Financing activities	(504,793)	(540,834)
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
Net cash provided by operating activities was $437.5 million in the nine months ended September 30, 2024, primarily driven by cash net income of $464.1 million as a result of revenue generated on our platforms, and changes in our operating assets and liabilities that used $26.6 million in cash, primarily driven by timing of payment of accrued expenses in the period and partially offset by the timing of payment of prepaid expenses and other current assets in the period.
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
Net cash used in investing activities was $36.8 million in the nine months ended September 30, 2024. This was primarily attributable to $33.0 million in capital expenditures, including $22.9 million for website development and internal-use software as we continued to invest in projects adding new features and functionality to our platforms, and to a lesser extent, net purchases of investments of $3.7 million.
Net cash used in investing activities was $54.0 million in the nine months ended September 30, 2023. This was primarily attributable to $27.3 million in capital expenditures, including $19.6 million for website development and internal-use software, and to a lesser extent, net purchases of investments of $26.6 million.
Net Cash Used in Financing Activities
Our primary financing activities include repurchases of common stock and payment of tax obligations on vested equity awards.
Net cash used in financing activities was $504.8 million in the nine months ended September 30, 2024. This was primarily attributable to stock repurchases of $464.3 million, and to a lesser extent, payment of tax obligations on vested equity awards of $42.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2024, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During 2020 and 2021, we experienced rapid growth in our business, in the number of buyers and sellers, and purchase frequency. While our revenue growth continued more modestly in 2022 and 2023 and grew slightly in the first nine months of 2024, our GMS declined in 2022, 2023, and the nine months ended September 30, 2024. Our business may continue to be impacted by factors beyond our control such as inflation, interest rates, disruptions to the banking industry, potential recessionary factors, foreign exchange rate volatility, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical uncertainties, various types of cultural events, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among others (collectively, “Macroeconomic Conditions”).
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
Our financial performance, specifically our GMS, revenue, and Adjusted EBITDA, has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping charges, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the goods offered by our sellers, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us, which could negatively impact our financial performance.
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
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives late or damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
Our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. The use of increasingly sophisticated techniques has made, and may continue to make, fraudulent activity by sellers and buyers increasingly difficult to combat and increase its impact. We take action against sellers who we are aware may have violated our policies or engage in fraud. The volume of enforcement actions against sellers for such activities has increased at times, and may increase again in the future. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplaces, which may reduce seller and buyer engagement.
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
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods, classes of buyers or sellers, or specific platforms, and other information about our communities and the performance of our platforms, with internal systems and tools or manual processes. These metrics are not independently verified by a third party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, may change over time, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, and processes have a number of limitations, and our surveys or data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware or other extortion attacks, and other cyber attacks, breaches and security incidents. We regularly experience cyber-related events that may result in technology disruptions and/or security breaches, including intentional, inadvertent, or social engineering breaches occurring through Etsy or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees, contractors, or third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Additionally, employees, contractors, or service providers have and may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents, which could be expensive and time-consuming to correct. As we strive to reignite growth in our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
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
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities, and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations have, and may continue to evolve. For example, to meet emerging regulatory requirements, among other reasons, our subsidiary, Etsy Payments Ireland Limited, received authorization from the Central Bank of Ireland to operate as a regulated payments institution to handle payments for sellers located in the European Economic Area, which subjects us to additional regulation and oversight. If any of our subsidiaries become licensed as a financial services provider in any additional jurisdictions, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
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
If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated GMS and revenue, when translated into

U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact GMS and revenue. For the quarter ended September 30, 2024, approximately 72% of our GMS was denominated in U.S. dollars.
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
•defending our marketplaces against international litigation and regulatory matters, including in jurisdictions that may not offer judicial norms or protections similar to those found in the United States;
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
Our ability to attract, retain, and engage a diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and engage employees who share our dedication to our buyer and seller communities and our mission to “Keep Commerce Human.” We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly given the uncertainty of the current macroeconomic environment, and in light of the reduction in force as part of the Restructuring Plan approved in December 2023. While we made progress towards our Impact goal of building a diverse and inclusive workforce that is broadly representative of our communities, we were not able to meet our target of doubling the percentage of U.S. employees at the Etsy marketplace who identify as Black, Latinx, or Native American by year end 2023 and extended the target year to 2025, which could impact our ability to attract and retain employees.
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
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with many companies and venues, including marketplaces, retailers, and social media commerce. For example, in addition to listing her goods for sale on the Etsy or other “House of Brands” marketplaces, a seller can list her goods with online retailers or sell her goods through local consignment and vintage stores, as well as other venues or marketplaces, or through commerce channels on social networks. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise.
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
Our digital marketing efforts currently include, among others, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of our marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brands and values.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which from time to time negatively impacts our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Etsy-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for advertisers like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits, to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – have and may continue to impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, comply with laws and regulations, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, or inconsistent. Similarly, the tools and processes in place at the other marketplaces that make up our “House of Brands” portfolio differ from those used by the Etsy marketplace, and our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policy enforcement across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
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
There can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere. Additionally, the costs and business impact of changing our current practices to comply with current and future regulatory requirements, including those from the SEC, European Union, and California, including those relating to carbon offset disclosure requirements, may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended September 30, 2024, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2024. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—”Note 9—Debt” for more information on the Notes.
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
Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon 47 U.S.C. § 230 (commonly referred to as CDA § 230), which limits most non-intellectual property law claims against Etsy based upon user-generated content. However, trademark and patent laws do not include similar safe harbors, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative and regulatory proposals and pending litigation in both the United States and Europe that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers, and vendors.
Proposed and enacted laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platforms, we could face regulatory, civil, or criminal penalties. Claims by third-party rights owners could require us to pay damages or refrain from permitting any further listing of the relevant items. These types of claims could seek substantial damages or force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These types of claims, or legal and regulatory changes, could require the removal of non-infringing, lawful, or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful, or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
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
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, employees, underwriters and other third parties. Any lawsuit or legal action to which we are a party, with or without merit, may result in an unfavorable judgment or settlement, substantial monetary payments or fines, adverse changes to our offerings or business practices, reputational harm, and other consequences. We have in the past settled lawsuits, regulatory actions, and other disputes and may decide in the future to settle such actions, even if non-meritorious. In addition, defending claims is costly and can impose a significant burden on our management.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share personal information, confidential information and other sensitive or potentially protected information necessary to provide our services, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Data protection remains a significant issue in the United States, the European Union, the United Kingdom, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulation have changed and may continue to change some of the ways we, our sellers, our vendors, and other third parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties. In addition, although our sellers and vendors are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability and costs of compliance, which could negatively impact our business. If we fall short of our data protection obligations in countries in which we operate, we could face potential liability, regulatory investigations, and costly litigation, which may not be adequately covered by insurance.
In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. A substantially similar law, the U.K. General Data Protection Regulation (“U.K. GDPR”) is in effect in the United Kingdom. These laws are subject to changing interpretations due to decisions of data protection authorities, courts, and related regulatory and legislative efforts, such as age appropriate design codes. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, that may change in the future. Any further divergence of the U.K. regulations from the GDPR could result in further or conflicting compliance obligations or potentially impact the E.U.’s adequacy decision, discussed in more detail below. Due to the GDPR and evolving U.K. regulations, we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance costs, potential risks, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR.
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
The GDPR, CCPA, and similar laws, both domestically and globally, in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant compliance costs and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines to a maximum of 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).
In addition, E.U. data protection laws also generally prohibit the transfer of personal information from the European Union to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the E.U.-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the United Kingdom for the U.K.-U.S. Data Bridge). We rely on a variety of compliance methods to transfer personal data of EEA individuals to the United States. The rules related to cross-border transfers remain subject to legal uncertainty and potential change, which may impede our ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Among other things, there is a risk that transfers by us or our vendors of personal information from Europe may not comply with E.U. or U.K. data protection law, may increase our exposure to potential penalties for violations of applicable cross-border data transfer restrictions, and may result in lower sales on our platforms because of the potential difficulty of establishing a lawful basis for personal information transfers out of Europe.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to regular requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy and/or information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws, or other obligations.
Our sellers and vendors may have been and may now and in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our contractual representations, and/or industry standards, to varying extents, require us to use industry-standard or other reasonable measures to safeguard sensitive personal information or confidential information. A cyber-related event or security breach could lead to claims by members of our communities or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. For example, the American Rescue Plan Act of 2021 included a provision which significantly increases the number of sellers for whom we must report payment transactions in the United States. Recent regulatory and legislative proposals in the European Union and the United States could change rules which allow packages containing goods valued under a de minimis threshold to enter a country without paying customs duties and may require platforms to collect these custom duties at checkout. If requirements like these become applicable in additional jurisdictions, then our business, collectively with our sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, online child safety, social media regulation, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation such as under the E.U. Digital Services Act (“DSA”), limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, changes to the Product Liability Directive, and efforts to restrict the scope of intermediary liability protections may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in various E.U. member states and other jurisdictions, and new proposed sustainability-related E.U.-wide regulations, directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. In addition, we may be impacted by the U.K.’s newly introduced Product Regulation and Metrology Bill, which could include a framework to regulate online marketplaces. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
Technology companies are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We regularly receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. Third parties sometimes allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that Etsy is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2023 and October 25, 2024, our common stock’s daily closing price on Nasdaq has ranged from a low of $48.63 to a high of $148.20. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2024, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2024. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, ”Note 9—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On June 14, 2023, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock, of which approximately $260 million remained available as of September 30, 2024. On October 30, 2024, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities.
During three months ended September 30, 2024, we issued approximately 12 thousand shares of our unregistered common stock pursuant to post-closing obligations in connection with our acquisition of Depop. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
July 1 - 31	884	$60.44	884	$362,068
August 1 - 31	964	55.46	964	308,570
September 1 - 30	896	54.25	896	259,936
Total	2,744		2,744
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In June 2023, our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $1 billion of our common stock. This table does not include the repurchase of up to an additional $1 billion of our common stock pursuant to a program authorized by our Board of Directors on October 30, 2024. These stock repurchase programs have no expiration date.
(3)All of these shares were purchased pursuant to a 10b5-1 trading plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On August 7, 2024, Fred Wilson, the Chair of our Board of Directors, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) initially adopted on November 3, 2023 on behalf of Gotham Gives Inc. and The Solomon Wilson Family Foundation, two entities over which Mr. Wilson shares dispositive power but no pecuniary interest. Under the terminated 10b5-1 plan, an aggregate of up to 25,275 shares of Etsy common stock could be sold. Subsequently on August 7, 2024, Mr. Wilson adopted a new 10b5-1 Plan on behalf of Gotham Gives Inc. and The Solomon Wilson Family Foundation, under which up to 25,275 shares of Etsy common stock, consisting of up to 11,000 shares of Etsy common stock gifted by Mr. Wilson to Gotham Gives Inc. and up to 14,275 shares of Etsy common stock gifted by Mr. Wilson to The Solomon Wilson Family Foundation, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and August 15, 2026.
On August 12, 2024, Nicholas Daniel, our Chief Product Officer, adopted a 10b5-1 Plan under which an aggregate of up to 18,000 shares of Etsy common stock held by Mr. Daniel may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 15, 2025.
On August 22, 2024, Marla Blow, a member of our Board of Directors, adopted a 10b5-1 Plan under which an aggregate of up to 1,800 shares of Etsy common stock held by Ms. Blow may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 15, 2025.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated July 31, 2024					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X
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

ETSY, INC.
Date: October 30, 2024	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)