Form 10-K
period 2024-12-31
ETSY INC
filed 2025-02-19
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6.7 billion.

The number of shares of common stock outstanding as of February 14, 2025 was 107,072,348.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference in Part III of this Annual Report.

Note Regarding Forward-Looking Statements
Summary Risk Factors

Part I - Financial Information
1	Item 1.	Business
41	Item 1A.	Risk Factors
66	Item 1B.	Unresolved Staff Comments
67	Item 1C.	Cybersecurity
68	Item 2.	Properties
68	Item 3.	Legal Proceedings
68	Item 4.	Mine Safety Disclosures

Part II - Other Information
69	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
70	Item 6.	[Reserved]
71	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
83	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
84	Item 8.	Financial Statements and Supplementary Data
121	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
121	Item 9A.	Controls and Procedures
122	Item 9B.	Other Information
122	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III
123	Item 10.	Directors, Executive Officers and Corporate Governance
123	Item 11.	Executive Compensation
123	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
123	Item 13.	Certain Relationships and Related Transactions, and Director Independence
123	Item 14.	Principal Accounting Fees and Services

Part IV
124	Item 15.	Exhibits and Financial Statement Schedules
126	Item 16.	Form 10-K Summary
127		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2024” is a reference to the year ended December 31, 2024.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “GMS,” “GMS ex-U.S. Domestic,” “U.S. Buyer GMS,” and “currency-neutral GMS growth.”
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

Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our mission, our opportunity and potential to grow; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments, and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our impact goals, strategy, and intended progress; the impact of global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather, and political events; our ability to expand beyond our top geographies; and uncertainty regarding and changes in overall levels of consumer spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.

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
Summary Risk Factors

Our business is subject to numerous risks. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A, “Risk Factors,” which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.
Financial Performance and Operational Risks Related to Our Business
•Our quarterly operating results have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, which can cause significant stock price fluctuations.

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

•Our business depends on continued use of and unimpeded access to third-party technology, services, platforms, and infrastructure that we rely upon to maintain and scale our platform. If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.

•Our payments systems have both operational and compliance risks, including in-house execution risk, dependency on third-party providers, and a complex landscape of evolving laws, regulations, rules, and standards.

•Our ability to recruit and retain a talented and broadly diverse group of employees and retain key employees is important to our success. Significant attrition or turnover could impact our ability to grow our business.
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

•Continuing to expand our operations outside of the United States is part of our strategy, and our business could be harmed if our expansion efforts do not succeed.

•We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.

•We may engage in acquisitions, dispositions, or strategic partnerships which may divert management’s attention and/or prove to be unsuccessful.

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

PART I - Financial Information

Item 1. Business.
Overview
Our Mission
Etsy’s mission to “Keep Commerce Human” is rooted in our belief that, although automation and commoditization are parts of modern life, human creativity cannot be automated and human connection cannot be commoditized. We believe consumers increasingly expect more from the businesses they support, and companies that prioritize people, the planet, and profit will be best positioned to succeed over the long term. We are committed to sustainable growth by aligning our mission with our business strategy, fostering economic impact through entrepreneurship. You can read more about Etsy’s Impact and environmental, social, and governance (“ESG”) strategies beginning on page 20, where we report on metrics aligned with both our self-identified Impact priorities and widely accepted third-party frameworks.
About our Company
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces — which collectively create a “House of Brands” — share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary Etsy marketplace is the global destination for unique, creative goods from independent sellers. It connects artisans and entrepreneurs with thoughtful consumers seeking items that reflect their tastes and values. We aim to create a virtuous cycle that benefits all of our stakeholders. Ultimately, our success is tied to our sellers; we make money when they do. In addition to providing them with access to tens of millions of buyers, we offer tools and services to help sellers grow. For buyers, we surface quality listings that offer great value and provide a reliable shopping experience. When buyers are satisfied, it fuels this cycle.
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, and Depop Limited (“Depop”), our fashion resale marketplace acquired in 2021. Each Etsy, Inc. marketplace primarily operates independently, while benefiting from shared expertise in product development, marketing, technology, and customer support. On August 10, 2023, Etsy completed the sale of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. The results of Elo7 are included in all financial and other metrics discussed in this report, unless otherwise noted, from the date of acquisition on July 2, 2021 until August 10, 2023.
Our sellers generated $12.6 billion of Gross Merchandise Sales (“GMS”) in 2024. Of this, Etsy marketplace GMS was $10.9 billion or 86.4% of the total and the Reverb and Depop marketplaces generated approximately $917.9 million (7.3% of the total) and $788.9 million (6.3% of the total) of GMS, respectively. We anticipate that the Etsy marketplace will continue to be the primary driver of our overall financial performance for the foreseeable future.
Our marketplaces collectively connected a total of 8.1 million active sellers to 95.5 million active buyers as of December 31, 2024.
Our top six retail categories on the Etsy marketplace in 2024 were homewares and home furnishings, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and toys and games. These categories represented approximately $9 billion, or 87% of 2024 GMS. Reverb provides a significant presence in the market for musical instruments, and Depop enhances our apparel offering in the resale space.

Our Strategy

As illustrated below, our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace — our “Right to Win;”
•Growing the Etsy marketplace in our core geographies and globally; and
•Leveraging our marketplace playbook across our “House of Brands.”

Building a sustainable competitive advantage — our “Right to Win”
Our “Right to Win” is centered on four key elements that we believe make the Etsy marketplace a better place to shop and sell and, which, in turn, will bring more buyers, lead to increased frequency and size of purchases, and build long-term loyalty. We believe that when executed effectively, these elements can create a multiplier effect that will drive future growth.
Our sellers’ unique items: The foundation of the Etsy marketplace’s competitive advantage is our sellers’ millions of unique items. We have created a community that attracts, supports, and retains some of the world’s most talented makers, and sellers choose to list on our marketplace because they believe that we are a great place to start and grow a creative business. As of December 31, 2024, there were over 100 million items listed on the Etsy marketplace, and approximately 30% of our 2024 GMS was from custom or made-to-order merchandise. The unique nature of our sellers’ items requires that we invest in the other three elements of our strategy: search and discovery; human connections; and a trusted brand in order to deliver a best-in-class marketplace experience.
Best-in-class search and discovery: We aim to enhance the search and discovery experience by showcasing the highest quality listings, unlocking the value of Etsy’s unique items. Since the items listed on the Etsy marketplace do not map to a catalog or a stock keeping unit (“SKU”), delivering world-class search and discovery technology is essential for connecting each buyer with the right product at the right time, driving satisfaction and sales. We use a combination of artificial intelligence (“AI”), generative artificial intelligence (“Gen AI”), machine learning (“ML”), and human curation to help organize, personalize, and streamline search, making it easier for buyers to browse, filter, and find what they want. Beyond assisting current searches, we are also investing in understanding buyers’ tastes and preferences to anticipate and inspire future purchases.
The power of human connections: Our mission to “Keep Commerce Human” is a vital part of our strategy. We continue to emphasize the role that humans play in every aspect of our business. As of December 31, 2024, 89.6 million buyers and 5.6 million sellers were active on the Etsy marketplace. What sets the Etsy marketplace apart isn’t just the unique items, but the stories behind them, created by real people. Etsy buyers can collaborate with sellers to personalize items, fostering genuine connections. We believe that strengthening these human connections will enable us to drive buyer engagement, loyalty, and purchase frequency, distinguishing the Etsy marketplace from other shopping destinations.
A trusted brand: We remain focused on being a reliable brand that inspires trust throughout the buyer and seller journeys — from discovery to delivery. Since Etsy marketplace sellers largely offer unbranded items, we aim to make the Etsy brand synonymous with an excellent end-to-end experience. Building a trusted brand requires two key elements: standing for something buyers understand and delivering a safe, efficient purchasing experience. Our goal is to bolster trust in the Etsy brand, our sellers, their items, and in the overall Etsy experience. We also aim to support sellers with services that help them comply with our policies and transact confidently on the Etsy marketplace.
Growing the Etsy marketplace in our core geographies and globally
We are expanding our focus beyond growing the Etsy marketplace in our historical core geographies of the United States, the United Kingdom, Germany, Canada, Australia, and France. We remain focused on driving frequency and retention in these markets and also see significant opportunity to increase non-U.S. buyer GMS by improving the customer experience for cross-border transactions, particularly in Western Europe. We also make strategic investments in other select geographies where we perceive growth opportunities.

In 2024, 74% of Etsy, Inc. and Etsy marketplace’s GMS came from U.S. buyers and 26% came from buyers outside of the United States. Note that for 2024 we have changed our presentation of U.S. versus non-U.S. GMS disclosure to focus on “buyer GMS,” which we believe provides a more useful view of our success attracting buyers and driving GMS from buyers outside the United States than our prior disclosure of GMS U.S. domestic versus GMS ex-U.S. domestic. See Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for a discussion of how each of these metrics is calculated.
Leveraging our marketplace playbook across our “House of Brands”
Our “House of Brands” includes Etsy, Reverb, and Depop— two-sided marketplaces which share values of creativity, community, and making a positive impact. We believe our marketplaces share key elements central to success, including:
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
In addition, in both 2023 and 2024, we increased investment in share repurchases beyond the amount required to offset the dilution created by the equity we grant to our employees as a form of compensation, and expect to continue to seek opportunities to do so as conditions warrant. To that end, in October 2024, Etsy’s Board of Directors approved a new $1 billion stock repurchase program.
How We Make Money
We see our business model as a virtuous circle: we connect sellers and buyers, enable their transactions, receive fees for our services, and reinvest in enhancing customer experiences to drive growth for Etsy and our sellers. We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Components of Our Results of Operations—Revenue.”

Marketplace Revenue
(Required fees)
•Transaction Fee (inclusive of Offsite Advertising Fee) •Payments Processing Fee •Listing Fee •Other

Services Revenue
(Optional value-added services)
•On-site Advertising •Shipping Labels •Other

Our “House of Brands” Marketplaces

The Etsy Marketplace

Buyers come to the Etsy marketplace for meaningful, one-of-a-kind items handcrafted, handpicked, designed and sourced by our creative entrepreneurs. Etsy buyer surveys* indicate:
*Above data reflects averages from monthly Etsy marketplace buyer surveys completed in 2024.
Building buyer consideration by knocking down barriers and focusing on purchase occasions:
Our 2024 survey data shows that, while the majority of consumers in the United States are aware of Etsy and say the brand is relevant to them and our aided brand awareness is high in key markets, there are still large gaps in unaided awareness, even for some of our top categories and occasions. Currently, the average number of purchase days for Etsy’s active buyers is three days per year: about half have one purchase day on Etsy per year, and the other half have approximately five purchase days per year. We believe that our sellers’ broad array of unique merchandise presents a strong opportunity to drive purchase frequency among both existing and potential buyers. By positioning Etsy as a destination for a wider range of purchase occasions, including those with higher stakes, we aim to drive long-term growth and market share gains. To that end, in 2024, we continued to focus on driving buyer consideration by highlighting our sellers’ quality listings, at great value, that we believe our sellers can deliver in a way that is both reliable and dependable. You can read more about these specific initiatives on page 8 in the Product Development section.

We believe the Etsy marketplace is characterized by several unique qualities, including:
•Our Right to Win: As noted on page 2, the Etsy marketplace is focused on strengthening the power of our sellers’ unique items, our ability to develop best-in-class search and discovery, the power of human connection, and being a trusted brand.
•A brand that stands for “Conscious Shopping:” In a world of increasing automation and commoditization, Etsy is a marketplace where creativity lives and thrives because it’s powered by people. We help our community of sellers turn their ideas into successful businesses. Our platform connects them with millions of buyers looking for an alternative—something special that expresses their taste and values, providing a destination for conscious shopping that supports small business.
•Global reach: Etsy enables cross-border transactions, allowing buyers and sellers to easily connect despite language and currency differences. Using advanced ML, we translate listings, reviews, ads, and messages. By investing in localization—such as browse features, local payment methods, and fulfillment partnerships in key non-U.S. markets—we work to foster a tailored experience to drive both domestic and international sales.

•Organic traffic base: The unique nature of our sellers’ inventory and power of our brand have enabled us to organically build a loyal, global base of Etsy buyers on the platform. In 2024, the percentage of our GMS attributed to performance marketing (paid GMS) was 21%, meaning that the vast majority of our GMS comes to us organically through awareness of our brand, as well as from non-paid channels such as search, social, email, and push notifications.
•Connected experience across all devices: We want to engage Etsy buyers wherever they are and provide an enjoyable and accessible shopping experience regardless of the device used. Our desktop and mobile web experiences, as well as the Buy on Etsy (“BOE”) consumer shopping app, include search and discovery, curation, personalization, augmented reality, and social shopping features. We have made product investments designed to drive buyers to our app, which is beneficial to our conversion rate, as our mobile app has the highest conversion rate among platforms. In addition, we offer similar desktop, mobile web, and mobile app experiences to help sellers manage their shops and successfully serve buyers on Etsy.
High Level Performance Recap:
GMS for the Etsy marketplace declined 6% in 2024 to $10.9 billion compared to the e-commerce sector at large, which experienced growth. We attribute this underperformance to the following factors: 1) consumers spent less on discretionary categories, including the types of items we primarily sell; 2) the fact that we are not known for or do not sell certain ‘essentials’ such as groceries, staples, and consumer electronics where a significant amount of e-commerce growth was concentrated; 3) pressure on certain categories, such as home and living, which represent a sizeable part of our GMS; and 4) while Etsy sellers do offer items on sale, our brand is not known for “cheap” or “inexpensive” goods, in the same way that certain major commoditized marketplaces or competitors are. These types of goods and the companies who sell them had better performance in 2024 when compared to others in e-commerce.

Despite this pressure on GMS, we continued to grow our revenue through technology advancements in our Etsy Ads product line that enabled us to utilize more of our sellers’ advertising budgets, key investments to expand coverage of our payments platform as well as growth in international markets where transactions yield higher payments fees, the introduction of a new seller onboarding fee, and other initiatives. We believe these activities are indicative of our ability to drive value for our sellers and improve buyer experiences, while also delivering more revenue for Etsy.

Etsy Marketplace Opportunity
We believe the e-commerce industry continues to have significant tailwinds in terms of its long-term growth opportunity, and that this overall growth bodes well for Etsy. Global e-commerce revenue in our core markets is estimated to grow by a compounded annual growth rate of 8% through 20281, and we believe Etsy has significant potential to grow within this context. As commerce evolves, more consumers are shopping online and many are seeking unique, personalized alternatives to mass-produced goods. We believe Etsy stands out globally with its creative, handcrafted merchandise.

Our future success depends on effectively showcasing this differentiation—helping buyers understand why and when to choose Etsy, the quality of our listings, and the stories behind our sellers’ items. By emphasizing our mission to “Keep Commerce Human,” we aim to deepen our connection with global consumers. By focusing on the growth strategies outlined in the Primary Business Drivers section beginning on page 8, our goal is to bring more buyers to the marketplace, and drive frequency of purchasing and the amount of spend on the Etsy marketplace. Below are several important growth opportunities for the Etsy marketplace.

Capturing more of our total available market
We estimate that the online market size across all relevant retail categories for the Etsy marketplace within our historical core geographic markets represents an approximately $550 billion market opportunity, and an approximately $2 trillion market opportunity when offline sales are included2. The “relevant retail categories” included in our estimate of total market size are apparel and footwear, personal accessories, beauty and personal care, home and garden, toys and games, pet care, craft supplies, paper and party, and art and collectibles. We believe that since our 2024 Etsy marketplace GMS represented approximately 2% of that online only portion, we have significant opportunity to gain further e-commerce market share. Since our estimated opportunity is focused on our core geographies and retail categories, additional upside to this opportunity could come from further geographic and/or category expansion for the Etsy marketplace.

Driving purchase frequency
As outlined above, about half of our active buyer base shops on Etsy one purchase day per year, with the other half purchasing approximately five purchase days per year. Given our broad array of quality listings, we believe Etsy should be able to drive existing and potential buyers to think of us more often for more purchase occasions, driving long-term growth and market share gains.
1 According to Euromonitor International Ltd; Passport: Retail 2024 edition, accessed January 15th, 2025; retail selling price (“RSP”) excluding value added tax (“VAT”), USD year-over-year exchange rates, current terms
2 Estimate based on the Company's own calculations and assumptions based on data from Euromonitor and other sources, without any representation or warranty from Euromonitor.

Connected to our efforts to increase purchase frequency, in 2024, Etsy focused on tapping into opportunities within the Gifting category. Given the special and unique nature of items on Etsy, we see significant opportunity to expand in the Gifting market, which we estimate represents a $200 billion3 relevant opportunity, online and offline, in the United States alone, and where we believe the Etsy marketplace has approximately 1%1,4 of that market. During the year, we launched significant new features and improvements to allow buyers (and their gift recipients) to shop for gifts and experience gifting on Etsy. We believe a focus on gifting can better connect our global buyers to the millions of unique gift items offered by our sellers and drive more frequent purchasing among buyers.
Another key way we are looking to drive frequency is through investing in our BOE app, which has historically been the channel to generate the highest level of buyer lifetime value (“LTV”) on Etsy. In 2024, approximately 42% of Etsy marketplace GMS came from purchases completed on BOE.
Continuing to expand beyond our top geographies
While Etsy nearly doubled the number of active buyers on our marketplace from 2019, we continue to believe that there are millions of additional consumers globally who would be interested in unique and creative goods made by independent sellers. We estimate that approximately 30% of adults who identify as women in the United States and the United Kingdom shopped Etsy at least once in 2024, so there are many more millions of women who did not shop on Etsy during that time frame. We estimate our penetration with consumers who identify as men is much lower, with only about 10% of adult men in the United States and United Kingdom having shopped on Etsy at least once in 2024. Furthermore, when looking at the next 15 largest markets beyond the United States and United Kingdom, our penetration rate of consumers shopping on Etsy is approximately only one fifth as high as it is within the United States and United Kingdom. Etsy added a total of nearly 24 million new buyers in 2024 - which we believe is indicative of the size of the new buyer opportunity over the long term.
Continuing to retain and reactivate lapsed buyers
We continue to have a very large pool of over 100 million lapsed buyers to reactivate, and we expect that for the foreseeable future there will continue to be millions of buyers for us to reactivate each year. In fact, we reactivated nearly 29 million lapsed buyers in 2024. We also have a long history of healthy buyer retention and believe this trend can continue. See “The Etsy Marketplace: Our Passionate and Engaged Community” on page 12 for additional details.
Lastly, there are many millions of visits to the Etsy marketplace each month that do not result in a purchase. We believe that continued improvements in search and discovery, and other components of our “Right to Win” strategy, can help us better convert visitors into buyers and infrequent buyers into loyal customers.

The Reverb Marketplace

Reverb, headquartered in Chicago, is a two-sided marketplace launched in 2013 with a mission to make the world more musical by making it easy to buy and sell musical instruments online. Reverb enables a thriving circular economy for music gear, connecting the music-making community with millions of used, like-new, and new musical instruments. With nearly 80% of Reverb’s GMS coming from the sale of used musical instruments, Reverb helps musicians access a wide variety of music gear that fits within their budgets. In 2024, 56% of Reverb’s active sellers were also buyers and this cohort spent 2.5 times more than those who only bought music gear.

Reverb’s buyers and sellers include musicians, local music stores, and the largest music gear brands. As of December 31, 2024, our Reverb marketplace had 785 thousand active buyers and 221 thousand active sellers. We believe that Reverb is the largest online marketplace dedicated to music gear. 86% of 2024 GMS came from U.S. buyers and 14% came from non-U.S. buyers.

Reverb offers one of the largest databases of historical pricing data for music gear in the world, helping buyers and sellers better understand the value of their gear. Similar to Etsy, more than 80% of Reverb’s traffic is unpaid, evidencing the strength of the Reverb brand and its large, passionate community of music makers. Over 40% of Reverb’s GMS comes from its mobile app.
High Level Performance Recap:
In 2024, Reverb’s GMS was $918 million, down 2.6% from 2023, as macroeconomic factors weighed on consumer discretionary spending. Despite these headwinds, Reverb performed slightly better than the musical instrument industry overall. Given the continued pressure on GMS, Reverb completed an approximately 18% reduction in force in September 2024. Reverb’s leaner, more agile team is focused on strategic initiatives to bring more used music gear into the circular economy and make used music gear musicians’ first choice. Reverb improved its profitability in 2024, driven by increased paid marketing efficiency, a leaner overall cost structure, improved payment margins, and higher shipping-label adoption.

3 Based upon Etsy estimates and external sources. Online and offline categories included: clothing, jewelry and accessories, home and living, toys, personal care and beauty, gift cards, books and other media, candy, food, among others.
4 Estimated based on 2024 active buyers who marked a purchase as a gift, purchased a listing with “gift” in the title or entered “gift” in a search query during the trailing twelve month period.

In 2024, Reverb provided musicians with more options and better value by introducing the Reverb Outlet and launching a Certified Pre-Owned program with Fender, one of the world’s leading guitar manufacturers. Reverb also better highlighted affordable used and like-new gear throughout the marketplace to boost conversion. In 2024, Reverb also optimized its search algorithms to make price comparisons easier, enhanced seller tools, and drove awareness through video-first integrated marketing campaigns.
Reverb Marketplace Opportunity
The total available market opportunity for musical instruments is approximately $24 billion5, with Reverb having a less than 5% market share. We remain optimistic about Reverb’s opportunity for future market share gains within its industry, given its broad and deep range of supply, large and loyal community, and value offered on the marketplace — particularly for used music gear sales, which have continued to grow even as overall music gear sales have remained challenged.

The Depop Marketplace

Depop, headquartered in London, is on a mission to “Make Fashion Circular.” Since its founding in 2011, Depop has been a people-powered fashion marketplace where anyone can buy, sell, explore, and discover incredible secondhand fashion. Depop had approximately 43.5 million registered users, 5.1 million active buyers, and 2.3 million active sellers at December 31, 2024. Approximately 57% of Depop sellers who made a sale in 2024 also made at least one purchase in 2024, which we believe shows the strong engagement of Depop’s user base. Nearly 94% of Depop’s GMS is in the apparel category. 64% of Depop’s GMS came from U.S. buyers and 36% came from non-U.S. buyers.
Depop is a place for anyone to discover and share their style by selling items directly from their closets and buying secondhand garments from others whose style they admire. Depop’s circular ecosystem extends the life of millions of garments every year, providing a more sustainable way to enjoy fashion.
High Level Performance Recap:
In 2024, Depop’s GMS was $789 million, providing a tailwind to our consolidated GMS results. Depop grew GMS by 31.6% year-over-year, with growth accelerating throughout the year on a sequential basis. We believe that, in the challenging macroeconomic environment, Depop’s inventory of low-cost, fashionable, resold merchandise remained highly relevant to the increasingly value-conscious consumer.
This year, Depop evolved its U.K. and U.S. selling fee structure, removing the selling fee on users, and introducing a buyer marketplace fee. We believe this change has made Depop more attractive to sellers, driving a meaningful acceleration in listings in each market, since being launched. We believe that this change should drive more choice and variety for buyers, fueling a dynamic marketplace with greater power to make fashion more circular and less wasteful. Among other factors, Depop’s removal of seller fees, in conjunction with product enhancements and a step-up in marketing investments, drove an approximately 61% increase in U.S. buyer GMS, making Depop the fastest-growing U.S. online apparel marketplace.
Etsy believes Depop is a highly relevant and authentic re-commerce brand that is still early in its growth lifecycle and plans to continue to invest accordingly. Depop continues to prioritize improving customer experiences, streamlining the listing process this year with the launch of a new Gen-AI powered tool that improves price guidance, pre-populates listing attributes using image recognition, and simplifies its "Repop" feature for easy relisting of previously purchased items.
Depop Marketplace Opportunity:
The global secondhand apparel market (including resale and thrifting) is forecasted to grow approximately three times faster on average than the broader global apparel market through 2028, reaching an estimated $350 billion6. We believe the growth opportunity for Depop is meaningful due to its: 1) differentiated position in the fast-growing resale space; 2) passionate and highly engaged community of buyers and sellers that advocate for the brand; 3) strong affinity with the Generation Z (“Gen Z”) and Millennial consumer demographics, who are adopting resale shopping faster than other demographics; and 4) significant market share opportunity in the United States (where the resale market is forecasted to grow more than six times faster than the broader retail clothing sector and reach about $44 billion by 20286) and the United Kingdom where Depop has meaningful brand awareness.
5 Music Trades Global Market for Music Products Report (As of December 31, 2023)
6 2024 ThredUp Annual Resale Report

Primary Business Drivers
We leverage technology to connect people around the world through commerce. Among other things, we invest in our technology infrastructure, product development, marketing, trust and safety, member support, helping sellers grow, and fostering engaged and impactful teams as we strive to continuously improve our marketplaces. While the discussion below focuses on each of these primary drivers of the Etsy marketplace, there are similar business drivers present for our subsidiary marketplaces.
Technology Infrastructure
Our engineering team has built a sophisticated platform that enables millions of sellers and buyers to smoothly transact across borders, languages, and devices. This team writes, deploys, and operates the software and services that drive our business, including both web and mobile products for external and internal use. They also maintain our cloud environment, local office networks, and more. Etsy makes significant investments in areas such as foundational, data, and cybersecurity infrastructure, our payments, experimentation, advertising, machine learning and recommendations platforms, internal information technology, system architecture, and inventory, fulfillment, and search systems.

We collect and analyze large volumes of data to enhance the performance of our platform, personalize search and discovery, improve our search experience, bolster trust and safety capabilities, and test features on our website. We apply a combination of proprietary and non-proprietary AI, Gen AI, and ML algorithms, as well as human curation, to personalize the search and discovery experiences and enable buyers to more easily browse, filter, and buy that perfect item, even when they may not have something specific in mind.

For Search, specifically, we leverage: 1) lexical search, which matches results with the literal representation of words and phrases from a query; 2) relational search engines, which understand interactions between buyers, listings, and shops; and 3) neural information retrieval, which interprets what a buyer means even if they don’t know how to describe the item. In 2024, we re-trained our search algorithms to better highlight higher-quality listings, and increase the diversity of merchandise shown, aiming to reduce the cognitive load for buyers when search results show too many similar items. We also began to focus more engineering resources toward making the BOE app the center of our customer experience.

We expect to continue investing in innovative ways to leverage advanced AI, Gen AI, and ML technologies to enhance customer experiences across our platform—improving both seller and buyer experiences while strengthening our infrastructure.
In addition, we maintain an agile technology infrastructure, leveraging our operations in Google Cloud to dynamically flex computing power in sync with traffic. This infrastructure aids operational efficiencies, allowing a greater portion of our engineers to spend time working on customer-facing initiatives and less time on infrastructure activities.

In 2024, we continued to invest in initiatives to democratize ML across the Etsy platform, with the goal to streamline and automate ML modeling in order to allow more Etsy engineers to deploy these models in significantly less time. We deployed coding assistant technology to improve the efficiency and effectiveness of our software engineers along with a Gen AI assistant for workplace productivity, and improved other work streams across our platform.

Our other marketplaces Reverb and Depop also operate their marketplaces in the cloud and make similar technical development investments with Amazon Web Services (“AWS”). In 2024, both Reverb and Depop continued to improve their deployment of ML and tools that allow for more rapid development and experimentation.
Product Development
Etsy’s product development and engineering organization is built around the core belief that we can create connections between our sellers and buyers that are personal and fundamentally different from other platforms where you can shop or sell. Our teams are organized around a collection of initiatives that support a common strategy aligned with our “Right to Win,” with cross-functional teams focused on delivering engaging customer experiences that we measure by a set of objectives and key results, all meant to solve key customer friction points and elevate overall Etsy shopping missions.
Historically, Etsy’s product development strategies often focused on product launches which are intended primarily to drive in-period conversion and incremental GMS wins, with product development squads often working in silos with short-term performance targets. In 2024, we evolved some of our investment strategies and the way we manage our teams to also identify ways to holistically look at overall customer experiences and to create more integrated product launches that we believe could, over time, drive buyer engagement and better overall consideration for Etsy.

In 2024, significant product launches included:
•Expanded diversity of merchandise in search results, incorporating high-quality listing indicators into our search algorithms;
•The Etsy Search Visibility Page to provide sellers more insights into how they appear in search;
•Revamped Etsy homepage, to index more heavily on inspiration; and
•Significant product improvements to the “Gifting” shopping experience and expanded marketing for this purchase occasion.
Etsy also shares aspects of its product development culture and strategies with our other marketplaces. In 2024, Reverb and Depop focused on new ways to improve the customer experience and drive incremental GMS. For example, Reverb launched The Reverb Outlet and Fender’s first-ever Certified Pre-Owned program, making it easier for musicians to access budget-friendly used and like-new instruments, and Depop streamlined its selling process, with a continued focus on experimentation, search and discovery, and pricing.

Marketing
We continue to refine our marketing strategy to reinforce our brand promise with Etsy buyers and optimize our investments through a full-funnel approach. Our two primary types of marketing investments, performance and brand - where we spent approximately $546 million and $172 million, respectively on a consolidated basis in 2024 - are discussed below.
Performance marketing
In 2024, the percentage of GMS attributed to performance marketing (“paid GMS”) for the Etsy marketplace was 21%, meaning that the vast majority of our GMS comes to us organically through awareness of our brand. Our investments in performance marketing, which we define as paid media spend related to the digital acquisition and re-engagement of buyers (for example, Google Product Listing Ads, or “PLAs”), adjusts according to demand and scale based on incremental return. We do not set fixed budgets for our marketing team. Our investment philosophy for performance marketing is to invest until the marginal return on investment (“ROI”) on the next dollar spent is below our target minimum ROI. Increases in buyer LTV, driven by visits, conversion rate, incremental revenue, and frequency, shift the return curve higher, enabling us to spend more in marketing. The vast majority of return comes in-period, although some does fall into subsequent quarters. We continue to test the effectiveness of our performance marketing and expand into new channels and geographies, and utilize new tactics.
For example, in 2024, the Etsy marketplace increased investments in paid social marketing — which we define as paid media spend to promote Etsy content on social media platforms such as Meta, Pinterest, and TikTok — to 22% as a percentage of our performance marketing spend, up from 17% in the prior year. This allowed us to expand beyond buyers' specific queries and meet them where they are spending their time and finding inspiration for shopping, which aligns with our broader goal of enhancing discovery and inspiration for our buyers. Within our paid social, we have increased the percentage of spend in ‘mid funnel’ video marketing. We also have a growing affiliate-based creator program, Creator Collective, through which influencers, buyers, and sellers are incentivized to develop Etsy content designed to drive engagement and sales, which also acts as a content engine to fuel our channels’ creative strategy. In 2024, we transitioned our paid-search investment, which encompasses our PLA and search engine marketing channels, in-house. We now manage all of Etsy’s paid-search campaigns with an internal team of subject-matter experts enabling us to reallocate the significant external costs of managing these campaigns directly back into the campaigns themselves.
Offsite Ads. Offsite Ads is an innovative advertising program for Etsy marketplace sellers, where Etsy’s marketing spend funds the upfront costs to promote Etsy sellers’ listings on multiple internet platforms and takes a ‘success fee’ when a sale is made. The program works as follows: when a shopper clicks on an offsite ad featuring a seller’s listing and purchases from the seller’s shop within 30 days of that click, the seller pays Etsy an additional transaction fee on that sale. We believe our Offsite Ads program is a win-win for Etsy and our sellers since: 1) the seller only pays a transaction fee when a sale is made; and 2) the additional fee expands Etsy’s LTV, as outlined above, enabling us to spend deeper for performance marketing to drive more visits to our marketplace. In 2024, revenue from the Offsite Ads program offset approximately 31% of the Etsy marketplace’s performance marketing spend.
Customer Relationship Management (“CRM”). In 2024, the Etsy marketplace continued to enhance its sophisticated CRM capabilities that enable us to segment and target our buyers for engagement on and off Etsy. We believe our CRM and mobile app push notifications are efficient tools to drive engagement with our active and lapsed buyers, as well as meaningful drivers of our strong buyer reactivation levels (which are detailed on page 17). In 2024, we introduced several key CRM features including trigger notifications that led to connected landing experiences rather than just individual listings, personalized campaigns powered by ML, and more.

Promotional events. As part of the Etsy marketplace’s focus on highlighting great value, and in addition to ongoing work to elevate items our sellers offer with discounts, we held several site-wide promotional events in 2024 funded by a small allocation of Etsy’s marketing dollars.
Brand marketing
Since 2018, Etsy has leaned more heavily into “upper funnel” brand marketing strategies through TV, digital video, and out-of-home advertisements, such as billboards and public transportation signage, to create a flywheel designed to elevate the effectiveness of our other marketing channels. Given that many buyers’ primary reason for not shopping on Etsy is that they only think of us for specific items or needs, using brand advertising as a tap on the shoulder to drive buyers back to Etsy has become an important part of our marketing investments.
Etsy regularly surveys buyers on ‘brand funnel’ metrics such as awareness and loyalty and Etsy is a top-10 favorite website/app for online shopping in the United States, United Kingdom, and Germany.
In 2024, the Etsy marketplace increased investments in Gifting, which spans multiple categories and represents a strong opportunity to boost brand consideration. Alongside several product launches related to Gifting, Etsy also ran multiple gifting-centric brand marketing campaigns.
Marketing across our House of Brands
Our subsidiaries also enhanced their marketing strategies in 2024. For example, Reverb continued to drive results through a video-first strategy across paid and organic channels. Depop delivered its best-ever year in paid GMS, driven by growth in performance marketing channels, ROI improvements, and the successful scaling of mid-funnel channels to broaden reach.
Trust & Safety

Trust & Safety Flywheel

Our approach to enforcement **at scale**

Policy
Manual Detection
Human Review
Automated Detection
Etsy

The trustworthiness of our marketplaces and the connections between people in our community are cornerstones of our business. Our policies are designed to encourage transparency among our members by clearly outlining the rights and responsibilities of sellers and buyers participating on our platform.
On the Etsy marketplace we strive to give the Etsy buyer comfort that they are purchasing goods from a shop that adheres to certain standards, which starts with our policies. In 2024, we reorganized our legacy permitted items policy into new Creativity Standards, which we believe more clearly convey the types of items that are allowed to be listed and sold on the Etsy marketplace, and better reflect the spirit of our creative inventory. The refreshed policy requires that items fall into one of the following categories: Made by a Seller, Designed by a Seller, Handpicked by a Seller, or Sourced by a seller.
Etsy is an unjuried marketplace, meaning sellers run their own shops, create, sell, and ship their own products, and are responsible for complying with our robust Seller Policy. Items on Etsy do not have barcodes or SKUs, and Etsy does not ever touch or possess the items for sale on the Etsy marketplace. The unique nature of Etsy sellers’ product inventory, combined with the constantly evolving nature of policy interpretation, necessitates expert, human involvement in content moderation, which we combine with the power of ML and other cutting-edge technology. Our teams regularly re-evaluate content on the Etsy marketplace in the context of emerging trends to determine whether such content violates our House Rules or terms of use, including our Prohibited Items policy. We focus on detecting and removing prohibited content, equipping buyers with the information needed for informed purchases, and helping sellers understand and comply with our policies. To support this, we’ve simplified our permitted items policies, improved violation notifications, and provided resources to guide sellers through compliance. We remain committed to making it easy for anyone to report potential policy violations.
We have increased our investments and resources dedicated to trust and safety in line with our marketplace growth. This included scaling our teams and investing in new tools and advanced technologies to enable these teams to more effectively and efficiently do their jobs. For example, we grew our content moderation team, expanded our teams dedicated to fighting counterfeits and policy violations, and continued to optimize our dedicated trust and safety ML engineering team. In 2024, we also introduced a new seller onboarding fee to support enhanced security checks and seller verification and continued to expand proactive listing reviews and enforcement of our Creativity Standards to protect the integrity of our marketplace.
We publish an annual Transparency Report, which details our policy enforcement for the year on Intellectual Property, Prohibited Items, and Requests for Member Information policies. We have shared this report on our corporate website annually since 2015 and believe that publicly reporting on our enforcement efforts builds trust in our marketplace and community.
Trust & Safety also remained a top priority for Reverb and Depop in 2024. For example, Reverb continued to improve identity verification and Depop utilized AI to rapidly identify and remove bad actors. You can read more about our other marketplaces’ respective policies and procedures by visiting each of their marketplace websites.
Member Support
As the Etsy marketplace has scaled, so have our investments in member support. As the primary touch point for our vibrant community of buyers and sellers, our Member Services team serves as both the voice of the Etsy brand and an important advocate for our community. When an issue arises, or a user has a question, we want to ensure they get support quickly and easily.
In 2024, we enhanced Member Support offerings by making it easier for buyers to access support through prominent links in user profiles, adding conversational AI within the Help Center for both buyers and sellers in the United States and Canada who are on desktops, and making Shop Manager chat available to all sellers in good standing.
Our subsidiaries also require similar member support activities. For example, Reverb expanded its chatbot integrations in 2024, enabling additional self-service solutions and reducing the overall time it takes for Reverb to resolve issues for their community; and Depop continued to invest in improving Member support efficiencies and the overall user experience.
Helping Sellers Grow
We aim to be the easiest, most effective, and highest-value online selling platform for sellers with the skill and will to thrive. Beyond the Offsite Ads program, Etsy Ads (our onsite advertising platform), and shipping labels, we provide sellers with valuable insights, programs, and educational resources to support their growth. By combining these offerings with access to a global audience, we aim to strengthen sellers' desire to continue building their businesses on Etsy. Other efforts include:
•The Etsy Search Visibility Page, launched in the middle of 2024, is designed to give sellers more agency and control over their businesses. The page provides actionable tips to help sellers improve their search ranking on Etsy, covering key areas associated with quality, such as return policies, response times, and shipping charges. As sellers make changes to their listings, they have the ability to track improvements in real time.
•The Etsy Purchase Protection program, designed to help buyers feel more confident making a purchase and allow sellers to keep their earnings on qualifying orders up to $250 when an item does not match the description, arrives late or damaged, or never arrives, continues to provide support for our sellers when a transaction goes wrong through no fault of their own.
•The Etsy Share & Save program, a way for sellers to save on Etsy fees for sales they directly drive to their Etsy shop from their own channels.
Our subsidiaries also offer many features and services for their seller communities, including tips and tools for success, community events, and shipping carrier relationships and support. Both Reverb and Depop enhanced seller tools designed to boost sales; Reverb improved pricing data access and offer functionality, while Depop eliminated seller fees for U.K. and U.S. users, streamlined listing creation with AI-powered photo analysis, and upgraded offer negotiation tools with real-time market price information.

Fostering Engaged and Impactful Teams
Etsy marketplace’s People & Workplace mission is to foster engaged and impactful teams. We know that attracting great talent is just the first step; equally important is to invest in programs that support the retention and growth of our employees. To achieve this, we are committed to equal opportunities for employment, engagement, and development for all of our employees.
Attracting a World-Class Workforce
Etsy’s mission to “Keep Commerce Human” requires us to serve a community of buyers and sellers that is extraordinarily diverse. As a result, we have long valued diversity of all types in our workforce — a workforce full of creativity and innovation, where employees think differently from one another and approach challenges in different ways — and believe that increasing the diversity of our workforce will drive business growth. To provide a more comprehensive understanding of the diversity of the Etsy marketplace workforce, in 2024 we expanded our workforce data to include sexual orientation, disability status, veteran status, and parental status. See page 28 for details of our Workforce metrics.
Developing and Retaining Engaged Talent
As part of our focus on employee experience, workplace environment and culture, and strategic workforce planning, we are proud to offer best-in-class benefits that help us attract and retain our talent. In addition, in 2024, the Etsy marketplace further embraced hybrid excellence, working to enable a distributed workforce to effectively connect and collaborate, while establishing a policy that optimizes for intentional and impactful in-person collaboration.
We aim to foster a workplace culture that empowers employees to perform at their best, and we believe that cultivating a strong sense of community is essential to achieving that goal. Our Employee Resource Groups (“ERGs”) and Safe Space Communities continue to thrive, with over a dozen communities and self-organized groups for employees working for the Etsy marketplace, six at Reverb, and five at Depop (ERG leadership is open to employees of all backgrounds). In 2024, Etsy marketplace also widely offered mentorship programs based on employees’ professional development goals, needs, and levels.
As a learning organization, we continue to conduct engagement surveys at least annually across our House of Brands. Over 80% of employees participated in the 2024 survey and reported engagement scores of 65% for Etsy respondents, 66% for Reverb respondents, and 76% for Depop respondents. Given the late 2023 restructurings at Etsy and Reverb, we did see a decline in overall engagement scores at both businesses as compared to the prior year. As a result, the Etsy Executive Team implemented new employee connection initiatives in 2024 that were focused on key topics. These well attended sessions, which will continue in 2025, are providing valuable insights to shape our Internal Communications and People Strategy, ultimately aiming to boost engagement through stronger executive-employee relationships. Additionally, we were pleased to see that our employee value proposition remains strong, with questions like “I am proud to work for Etsy” receiving 80% favorable responses and “I would recommend Etsy as a great place to work” receiving 79% favorable responses.
The Etsy Marketplace: Our Passionate and Engaged Community
This section outlines characteristics of the Etsy marketplace seller and buyer cohorts, which we believe is a useful barometer to track our performance over time.
Etsy Sellers
We believe that our 5.6 million active sellers - defined as sellers who have had a charge or sale in the last 12 months - are the backbone of Etsy’s business and that what matters most to them is our community of approximately 89.6 million buyers. We serve creative artisans and entrepreneurs around the world who choose to pursue their passions, offering them excellent value by enabling them to reach our large base of global customers, and a cohesive suite of powerful tools and services to help them run their business and drive sales. Etsy sellers range from hobbyists to professional merchants and have a broad range of personal and professional goals.
In 2024, our number of active sellers declined, as we strengthened our new shop onboarding process and further expanded our trust and safety enforcement, which, we believe, significantly slowed the on-boarding of new sellers to Etsy. The percentage of sellers who made a sale on Etsy grew in 2024, which we believe is directly attributable to these new initiatives.

About Etsy Sellers
Etsy is an on-ramp to entrepreneurship and economic empowerment for many people who might not have otherwise started a business. Here are some highlights from our November 2024 seller census1: Approximately half of our sellers sell exclusively on Etsy, and of those that don’t, about a third get the majority of their sales on our marketplace.

Seller’s creative businesses help build resilience for sellers and their families.
•For 29%, their creative business (on and off Etsy) is their sole occupation.
•Their creative business provides an important source of supplemental income contributing 11% of household income, on average.
•42% have financial dependents and 23% have children under 18 at home.
•38% use income from their creative business to cover household expenses like bills, rent, and food.
Etsy businesses support local communities and the broader economy.
•The vast majority (90%) source supplies domestically.
•28% of sellers export their goods outside their home country.
Creative entrepreneurs continue turning to Etsy for financial stability.
•64% of all sellers cite financial challenges as prompting them to start their creative businesses with the rising cost of living or inflation cited as the main contributor.
•1 in 5 sellers say their business has helped them offset the rising cost of living, and 1 in 4 sellers in business for more than a year say their Etsy income is more important now than a year ago.
Etsy sellers help us understand broader economic trends.
•They are emblematic of the changing nature of work: half work independently2, and only 34% have full-time employment.
1 Global Methodology: Etsy sellers with an active shop in all of our core markets (United States, United Kingdom, Germany, France, Canada and Australia) were randomly selected to take part in a 25 minute online survey between October 1, 2024 and October 16, 2024. The survey and data analysis of the results were conducted by Ipsos, a leading Research and Public Opinion firm, in partnership with Etsy. The total global sample size was 2,402 sellers. Results were weighted to represent Etsy’s global footprint and seller population parameters. The margin of error for the global survey is +/- 3.1%, but may vary per question.
2 We use “work independently” to mean those who do not work in traditional full-time employment, and includes people who selected: ‘self-employed,’ ‘employed part time,’ or ‘temporary or contract employee’ as their main working status, as well as those for whom their creative business is their sole occupation.

Here are some of the needs and challenges they cite:
•On average they spend 52% of their business time making/designing and the rest on other administrative tasks.
•Major challenges are marketing their businesses (53%) and dealing with inconsistent sales (54%).
•37% of Etsy sellers reported that their business faced challenges as a result of inflation and the rising cost of living: most of those sellers saw increases in material and supply costs, and 2 in 5 saw a rise in the cost of utilities.
They seek success on their own terms.
•77% want to grow their businesses, but 53% of sellers do not want to grow so big that they would have to hire others.
•Nearly 7 in 10 started their creative business in order to earn money while doing something they enjoy.
They care about running responsible businesses.
•Approximately 6 in 10 say it is extremely or very important to run a socially responsible (61%) and environmentally friendly (55%) business.
•Nearly half of sellers surveyed report that they use packaging that can be recycled.
KEY DEMOGRAPHICS OF ETSY SELLERS IN THE UNITED STATES AND UNITED KINGDOM (our top two markets)

DEMOGRAPHICS	UNITED STATES	UNITED KINGDOM
Gender (% identify as women)	83%	76%
Mean Age (years)	42.6	42.7
Education (% college or more)	52%	64%
Rural	26%	28%
LGBTQIA+[3]	13%	10%
Sellers who self-identified as two or more of the below categories have been included in both totals. For both U.S. and U.K., the totals do not sum to 100% because some sellers declined to respond.
White	78%	81%
Hispanic or Latinx	14%	n/a
Asian or Pacific Islander (U.S.) - Asian / Asian British (U.K.)	6%	4%
Black or African American (U.S.) - Black / African / Caribbean / Black British (U.K.)	9%	6%
Native American	3%	n/a
Mixed / multiple ethnic groups	n/a	5%
Other race/ethnicity	4%	1%

3 This includes all those who selected: Gay, Lesbian, Bisexual or Asexual as well as those who chose to enter their own text to describe themselves. All respondents also had the option to select Straight/Heterosexual or decline to answer.

Etsy New Seller GMS Retention
New Seller Cohort GMS Retention (%)
New Seller Cohort GMS Retention ($)

	Year 1	Year 2	Year 3	Year 4

2019 New Sellers	$832M	$1.5B	$1.4B	$1.1B

2020 New Sellers	$2.9B	$2.6B	$2.0B	$1.7B

2021 New Sellers	$1.9B	$1.8B	$1.5B

2022 New Sellers	$1.5B	$1.6B

2023 New Sellers	$1.4B

†    Note Etsy new seller GMS retention in “Year 1” in the above table represents 100%.
The above tables show two different views of the same data. Each new seller cohort includes the aggregate GMS from all sellers that created and were billed for their first listing on the Etsy marketplace in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows retention in dollars. The GMS for each seller is calculated from the date of their first listing fee such that “Year 1” represents the GMS received by all sellers in the cohort within 365 days of their first listing fee. As a result, we do not yet have a full “Year 2” data set for the 2023 new seller cohort, as sellers who incurred their first listing fee later in 2023 have not yet had two years to age.
Etsy Buyers
We believe our efforts to engage new, lapsed, and existing buyers, as well as drive frequency, have helped support the health of our buyer cohorts overall despite challenging macroeconomic conditions for discretionary goods.

In 2024, the number of active buyers on the Etsy marketplace - defined as buyers who have made at least one purchase within the trailing twelve months - decreased 3% from 2023 to 89.6 million. Active buyers increased from 2020, as shown in the chart to the left. The year-over-year decline in 2024 was largely driven by macroeconomic factors outlined on page 5 (High Level Performance Recap). We continue to see strong growth in reactivation of lapsed buyers, healthy new buyer acquisition levels, as well as healthy retention of active buyers, as detailed below.

We believe that a useful way to track the success of our efforts to drive buyer retention, frequency, and purchases is to look at GMS per active buyer on a trailing twelve month basis. This figure declined 3.5% from 2023 to 2024 due to the overall macroeconomic factors outlined on page 5 (High Level Performance Recap). We believe we have meaningful opportunities to re-accelerate this metric over time as we continue to focus on increasing buyer frequency and growing our average order value, which we believe is a relatively untapped lever.

As outlined above, we believe that we have a significant opportunity to attract those who have never shopped on Etsy before. Since a buyer is separately identified by a unique e-mail address, a buyer is considered new if they use a unique e-mail address that has never been used for a purchase on the Etsy marketplace. During 2024, we added 24 million new Etsy marketplace buyers, down 14% compared to 2023. GMS for Etsy marketplace new buyers was down 17% year-over-year and represented approximately 9% of overall Etsy marketplace GMS in 2024. While the acquisition of new buyers and their attributed GMS declined from the prior year, we believe this continues to be a healthy level of new buyer acquisition. As a reference point, in 2019 Etsy added a total of 19 million new buyers.

Etsy New Buyer GMS Retention
New Buyer Cohort GMS Retention (%)
New Buyer Cohort GMS Retention ($)

	Year 1	Year 2	Year 3	Year 4

2019 New Buyers	$1.6B	$978M	$949M	$848M

2020 New Buyers	$3.6B	$1.6B	$1.4B	$1.3B

2021 New Buyers	$3.2B	$1.1B	$977M

2022 New Buyers	$2.6B*	$799M

2023 New Buyers	$2.2B

*Adjusted from $2.8B reported in 2023 10-K.
†    Note Etsy new buyer GMS retention in “Year 1” in the above table represents 100%.

These views of buyer retention focus on the retained GMS, which we believe is the best way to evaluate Etsy buyer behavior over a multi-year period. The above tables show the same data in two different views. Each new buyer cohort includes the aggregate GMS from all buyers who made their first purchase on Etsy in the designated year - the table on the left shows retention as a percentage of “Year 1” GMS and the one on the right shows it in dollars. Each buyer’s GMS is calculated from the date of their first purchase such that “Year 1” represents the GMS of all purchases by buyers in the cohort within 365 days of their first purchase. As a result, we do not yet have a full “Year 2” data set for the 2023 new buyer cohort, as buyers who bought later in 2023 have not had two years to age. Additionally, note that across our cohorts, GMS retention levels in years that include 2020 and 2021 were impacted by the pandemic.

Because buyers often “lapse” in their Etsy marketplace purchases (not making a purchase in a year or more), the activities outlined above in our strategy, product, and marketing sections are intended in part to reduce the number of buyers that lapse and also to re-engage lapsed buyers. We reactivated 4.7% more lapsed buyers in 2024 on a year-over-year basis, with the majority located in the United States.

Repeat Etsy buyers represent shoppers who made purchases on two or more days in the previous 12 months. We believe repeat purchases demonstrate the loyalty of Etsy buyers. This metric has remained largely stable over the last four years, going from 5 purchase days per year in 2020 to 4.9 purchase days per year in 2024. Approximately 48% of our active buyers were repeat buyers in 2024, consistent with the levels observed annually since 2020. Looking forward, we believe that we have a significant opportunity to continue to drive frequency by building buyer consideration.

Active Buyers by Purchase Type
Active Buyers (M)
100
50
0
2020
2021
2022
2023
2024
One Purchase Day
Multiple Purchase Days
Habitual Buyers

This chart represents a summary of active buyer behavior according to the number of days they purchase and the amount they spend on Etsy during a twelve-month period. Habitual buyers are defined as those who have spent $200 or more and made purchases on six or more days in the previous 12 months. This cohort comprised 7% of our active buyers and represented approximately 41% of our 2024 GMS.

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
In addition, we compete with retailers and marketplaces of all shapes and sizes for the attention of our buyers. A buyer has the choice of shopping with any online or offline venue, whether large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, resale marketplaces, or other venues or marketplaces. We are able to compete for buyers based on the breadth and quality of items that sellers list in our marketplaces, the ease of finding items, the value and awareness of our brands, the person-to-person commerce experience, customer service, our reputation for trustworthiness, the effectiveness of our mobile apps, the availability of timely, fair, and free shipping offered by sellers to buyers, ease of payment, localization, and experiences targeted based on regional preferences, and the availability and reliability of our platforms.
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
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, unclear, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. In addition, laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For more information, see Part I, Item 1A, “Risk Factors—Regulatory, Compliance, and Legal Risks.”
Seasonality
Etsy marketplace sellers experience increased sales and use more Etsy services during the fourth-quarter holiday shopping season. This has resulted in increased GMS and revenue for us during the fourth quarter of each fiscal year. Our cost of revenue and marketing expenses also generally follow this trend, with the highest costs incurred in the fourth quarter of each fiscal year. We expect this seasonality to continue in future years.

ESG Reporting: Our Impact Goals, Strategy, & Progress
We have developed an Impact strategy and goals that reflect the positive impact we want to have on the world while advancing and complementing our business strategy, and we are pleased to provide this update on our progress.
Our Approach to ESG Reporting:
We apply similar focus, discipline, and accountability to our environmental, social, and governance (“ESG”) reporting metrics as we do our financial metrics, and we believe that together they make us stronger and more resilient. We use our required filings with the Securities and Exchange Commission (“SEC”), as well as our Investor Relations website and Etsy News blog, as our primary communications channels for information relating to our Impact strategy and progress. We have various approaches for determining what information we disclose in our ESG reporting, including feedback we receive from the financial community and other stakeholders. In addition, we continue to report our ESG metrics using the relevant Sustainability Accounting Standards Board (“SASB”) sector standards for our industry and the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. We also strive to stay abreast of new disclosure regulations, such as the Corporate Sustainability Reporting Directive (“CSRD”), that we are or may be required to comply with so we can develop an action plan and prepare to comply.
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

Public Policy - Advocating for creative entrepreneurs, our communities, and the planet

We aim to leverage our engagement with policymakers to advance our commitments to economic empowerment for creative entrepreneurs, equitable access to the digital economy, and ecological sustainability. A key aspect of this work is activating the power of our seller community.

Values-Aligned Investment

We're putting our resources behind positive change to enable the communities we are a part of to thrive. Some examples are listed below this chart.

In 2024, Etsy, Inc.’s Advocacy team worked with sellers and policymakers around the world to ensure a voice for small business owners in public policy. We continued to advocate for public policies aligned with the needs of creative entrepreneurs including supporting:
•enhanced access to affordable child care and caregiving leave for micro businesses;
•the rights of small business owners by advocating against new rules that would impose heavy one size-fits-all burdens on small and microbusinesses; and
•decarbonizing transportation for shipping, which supports cleaner air, reduced climate risk, and improved health across the globe.

Impact Investing. In 2022, we set up a $30 million Impact Investment Fund that seeks to make investments that are aligned with our Impact strategy. As of December 31, 2024, $20.5 million of the Impact Investment Fund was allocated to specific investments and the rest was on deposit at a community development finance institution in the United States.

Philanthropy. In 2024, Etsy made over $5.6 million in philanthropic donations to organizations driving equal access to economic opportunity and to community-based organizations. Donations to support small businesses were bolstered by contributions from marketplace buyers who contributed through the round up feature at checkout.

Contributing to our Communities. Collectively, we enabled our employees to donate 4,419 hours of paid volunteer time off in their communities through Etsy’s Impact Hours program.
Etsy is committed to helping our sellers prepare for and recover from natural disasters that disrupt their business. In 2024, we supported sellers impacted by events such as Hurricanes Helene and Milton by, among other things, deferring fees and providing access to recovery resources such as the Etsy Disaster Relief Fund. For more information see page 26.

Purchasing Power. We aim to drive positive impact in our supply chain by investing in strong relationships with our suppliers. We engage on priority impact areas, such as greenhouse gas emissions, fair wages, and employee benefits programs, at crucial touch points throughout the supplier lifecycle. We conduct regular reviews and conversations to confirm suppliers are upholding agreed upon practices and to identify further areas where we can engage with suppliers. We have a Supplier Code of Conduct designed to ensure that our suppliers are committed to our standards.

Environmental

Building resilience for the long term

Net Zero	Sustainable Operations	Marketplace Sustainability
Net Zero
Goal: Achieve Net Zero through targets aligned with the science of climate change.

Brand	Key Performance Indicators	Targets	Our Progress

	Absolute Scope 1 + 2 greenhouse gas emissions* metric tonnes (“mt”)	By year end 2030, we aim to achieve a 50% reduction from a 2020 base year.	33% reduction vs. baseline

By year end 2040, we aim to achieve a 90% reduction from a 2020 base year.

	Scope 3 greenhouse gas emissions* mt per million dollars of gross profit	By year end 2030, we aim to achieve a 52% reduction from a 2020 base year.	37% reduction vs. baseline

By year end 2040, we aim to achieve a 97% reduction from a 2020 base year.

*    Scope 1 emissions include direct emissions such as natural gas and refrigerants used at our offices. Scope 2 emissions include indirect emissions from the generation of electricity that we may purchase for our offices. Scope 3 emissions include all other indirect emissions that occur in our value chain such as business travel, employee commuting, and the processing of waste from our operations.
Our Strategy
We believe our Net Zero work strengthens our position as a trusted brand, a core pillar of our long-term strategy, and makes us more resilient, drives efficiencies, and prepares us for anticipated regulations. What’s more, we believe the benefits of reducing emissions resonate beyond our corporate boundaries, contributing to the overall health of people and the planet. We have made consistent progress on our Net Zero goal year-over-year as seen below:

■ Absolute Emissions	—	2030 Aligned Target	—	2040 Goal

■ Emissions Intensity	—	2030 Aligned Target	—	2040 Goal
Scope of our Net Zero Goal: In 2022, the Science Based Targets Initiative (“SBTi”) approved Etsy's Net Zero goal under their new Net-Zero Standard. As of December 31, 2024, our Net Zero goal includes emissions from the Etsy marketplace, Reverb, and Depop, and is set against a 2020 baseline which has been adjusted to exclude Elo7.* The above 2020 and 2021 emissions include third-party assured Etsy marketplace and Reverb data (for absolute Scope 1, Scope 2, Scope 3 - Category 1, Scope 3 - Category 6: Air Travel, Scope 3 - Category 9, and Scope 3 - Category 11 emissions) and internally reviewed Depop data. Depop accounted for approximately 6% of these emissions in 2020 and 4% in 2021. Our 2022, 2023, and 2024 data includes third-party assured data for the Etsy marketplace, Reverb, and Depop. For additional details about how we quantify emissions, see our GHG inventory and related notes (including assured emissions categories) on page 35.
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

Shipping
Emissions from the shipping of items sold in our marketplaces are by far the largest source of our quantified Scope 3 emissions. In 2024, these emissions accounted for 54% of our reported Scope 3 emissions. This represents a 12% intensity reduction relative to 2023 and 49% intensity reduction relative to our 2020 baseline. While we continue to make good progress on reducing our shipping emissions intensity, Depop's recent growth, particularly in the United States, has limited our emissions reduction. Depop’s share of Etsy’s absolute shipping emissions grew from 5% in 2023 to 11% in 2024.
We drive reduction in shipping emissions primarily through advocacy, carrier engagement, and product (marketplace) design. In 2024, we advocated for the United States Environmental Protection Agency to grant the California Air Resources Board a Clean Air Act waiver to enforce the California Advanced Clean Fleets rule and supported the Clean Deliveries Act in New York. We continue our regular engagement with key shipping carriers related to fleet electrification and improving shipping emissions data - for the latter, we expanded coverage of supplier specific mail class emissions data to nearly 50% of our 2024 shipments. Lastly, we continue to make improvements in Search and Discovery to enable buyers to more easily shop locally, which has the potential to reduce emissions, as well as shipping time and cost.
Our Supply Chain
Our supply chain emissions (Scope 3 - Category 1) are our second largest source of quantified Scope 3 emissions. Through direct supplier engagement, improved data quality (including leveraging more supplier specific emissions data), and supplier selection criteria, in 2024, our reported supply chain emissions intensity decreased by 1% relative to 2023. Our analysis found that 53% of Etsy’s spend went to companies that have set a science-based emissions reduction goal. Building on the 2023 pilot, we expanded the coverage of our supplier carbon fee program in 2024. The program requires suppliers to achieve an A- on the annual Carbon Disclosure Project (“CDP”) assessment in order to avoid paying a carbon fee. In 2024, we negotiated terms with suppliers representing more than $30 million in annual spend while expanding the resources we offer suppliers including renewable energy certificates (“REC”), incentives for strong performance, and free-of-charge sustainability advisory with our consulting partner.
Packaging
Emissions from our sellers’ packaging are the third largest source of our quantified Scope 3 emissions. In 2024, these emissions accounted for 16% of our reported Scope 3 emissions, which represents a 28% intensity increase relative to 2023. More information on our 2024 packaging methodology can be found on page 35. Our work to help sellers reduce emissions from packaging is detailed in the Marketplace Sustainability section below.
Beyond Value Chain Mitigation (“BVCM”)
We are focused on meeting our long-term SBTi-approved Net Zero goal. However, in 2024, while we worked toward long-term reductions in line with our goal, we took immediate action to address our impact by supporting projects that reduce emissions beyond our value chain through our commitment to purchase verified emissions reductions (“VERs”) in an amount equal to our quantified annual emissions. We consider our BVCM work to be separate but complimentary to our Net Zero emissions reduction efforts.
For 2024, we offset Etsy marketplace, Reverb and Depop’s reported Scope 1, 2 and 3 emissions through investment in 478,566 VERs, that, among other things, protect forests, finance solar development, and help develop greener methods for producing auto parts.
We regularly review our carbon strategy to ensure we're using our resources to drive a positive impact in our environment, communities, and our supply chain. To this end, we're excited that in 2025, we'll be evolving our strategy to incorporate an explicit internal fee on our carbon emissions. This means for every quantified metric ton of carbon emissions (“CO2e”) produced as a result of business activities across our marketplaces, we will allocate a set amount of money to carbon projects. Of that annual budget, we expect to invest a minimum of 25% in projects that catalyze emissions reductions within our value chain, such as electrifying road transportation with our carriers, while the remaining budget will be allocated to carbon projects beyond our value chain, such as protecting and conserving forests. This evolution will enable us to take advantage of new opportunities to reduce our emissions in line with our Net Zero goal. While we expect to continue purchasing VERs as part of this work, we expect those purchases will cover less than 100% of our quantified annual Scope 1, 2 and 3 emissions.
Investing in Climate Solutions
In 2024, Etsy invested $1 million of our Impact Investment Fund (mentioned above) in Iroquois Valley Farm’s Rooted in Regeneration Notes, which provides financing to support socially disadvantaged farmers, including concessionary mortgage interest rates to enable these farmers to acquire land for organic, regenerative farming.

Sustainable Operations
Goal: Maintain best-in-class sustainable operations.

Brand	Key Performance Indicators	Targets	Our Progress

	% renewable energy sourced for offices’ electricity usage, electricity usage from employees working from home, and Etsy marketplace’s Google Cloud usage	100% of quantified usage each year	100%

	% of offices open for more than 24 months and for which we maintain operational control with “Zero Waste” certification	100% by year end 2025	87%

	Intensity of our energy use in offices where we maintain operational control measured by kWh/ sq ft	25% reduction by year end 2025 from a 2016 baseline	34% reduction - offices

	Intensity of our energy use in computing measured by kWh/ visit	25% reduction by year end 2025 from a 2016 baseline	73% reduction - computing

Striving for best-in-class sustainable operations allows us to focus on long-term cost reduction, minimizing waste, and creating a healthier office environment for our employees.
Energy Use
In 2024, our total quantified operational energy footprint was 13,499 MWh, of which 75% was from electricity. This includes energy usage from our offices, employees’ working from home, and Google Cloud computing for the Etsy marketplace. Using our Cloud Jewels methodology, we estimate our energy consumption from Google Cloud in 2024 to have been 5,742 MWh for the Etsy marketplace. For more information on our energy mix, please see our SASB disclosure starting on page 32.
Our transition to Google Cloud has contributed to significant efficiencies in computing energy usage for the Etsy marketplace. Specifically, our ability to flex infrastructure capacity, speed up processing and page load times, and flex technology usage depending upon marketplace traffic volume have contributed to reduced energy intensity.
In 2024, Depop committed to set an energy efficiency target by early 2028, implementing tactical measures to reduce energy intensity in the interim. We currently expect to evaluate energy efficiency options for Reverb once their new office opens in 2025.
Renewable Energy
We began sourcing renewable energy for our measured or calculated electricity use in 2020, and since 2022, we have sourced renewable energy for the electricity we measured or calculated as used to power Etsy marketplace, Reverb, and Depop offices and employees working from home, as well as Etsy marketplace's computing load in Google Cloud. This was achieved through our 15-year virtual power purchase agreement (“VPPA”), the purchase of international renewable energy credits for our non-U.S. electricity consumption, and on-site solar arrays at select offices. In 2024, Etsy earned more from its U.S. based VPPA than we paid, effectively reducing electricity costs for our U.S. offices.
“Zero Waste”
In 2024, Etsy's Brooklyn office headquarters received “Zero Waste” certification through the Total Resource Use and Efficiency certification program by Green Business Certification Inc. for the seventh year in a row for diverting over 90% of waste from landfill. We continue to roll out a third-party tech-enabled system that measures real-time waste streams and contamination in our offices. As of December 31, 2024, our Brooklyn, Dublin and London offices use this system and we currently plan to roll it out to additional offices in 2025.

Marketplace Sustainability
Goal: Establish our marketplaces as destinations for sustainably minded shoppers and conscious living by reducing the environmental impact of shopping and fulfillment lifecycles, and creating experiences that promote circularity.

Brand	Key Performance Indicators	Target	Our Progress

	Total active listings that have a circular attribute*	No target set, monitoring progress	169 million active listings

	% of active listings that have a sustainability attribute** at December 31, 2024	No target set, monitoring progress	3% of active listings

	% of sellers who have added a sustainability attribute** to at least one listing at December 31, 2024	No target set, monitoring progress	8% of active sellers

	% of used items sold as share of total items sold	>50% per year	Achieved

	% of used item sales	25% increase by year end 2025 from a 2022 baseline	2% increase vs. baseline

*Circular attributes on the Etsy marketplace are vintage, upcycled, reusable swaps, and “contains recycled content” (metal, glass, polyester, plastic, paper, or cotton), or “contains vintage gemstones.” On Depop, these attributes are used, deadstock, reworked, preloved, vintage or made from recycled cotton or polyester. On Reverb, the circular attribute is “used.” In each case this includes any listing that was active at any point during 2024.
**Sustainability attributes on the Etsy marketplace are made from environmentally conscious materials or designed to be reusable or to reduce waste.
We believe prioritizing sustainability within our marketplaces creates an opportunity to drive strategic growth and ensure we are our communities’ first stop when they want to shop according to their values. We’re bringing sustainability to life for buyers and sellers in several ways:
Item Sustainability
In 2022, the Etsy marketplace piloted optional sustainability listing attributes available across four retail categories that allow sellers to indicate if their items are made from environmentally conscious materials or are designed to be reusable or to reduce waste. Throughout 2024, we improved the process to surface listings with sustainability attributes in environment-related Etsy pages and will continue to seek ways to improve the experience while ensuring attributes remain relevant and credible.
Circularity
Our strategy is to inspire and enable people to participate in the circular economy where products and resources remain in use at their highest value across our marketplaces. Our communities are participating in circular systems, from the creative materials they use, to the items they sell, to the packaging they use to ship.
Depop's mission is to make fashion circular and its aim is to inspire more people to shop secondhand - extending the lives of their clothes and redefining fashion consumption. We estimate more than 100 million items have been given a second life*** by Depop users since the platform was founded. This year, Depop removed seller fees in the United Kingdom and United States, making it easier for users to sell clothes they no longer wear, and offering improved value and choice for buyers. This change contributed to a 33% increase in Depop’s overall listings active at any point during 2024 compared to 2023, reflecting Depop’s growing community of sellers participating in the circular economy.
Throughout 2024, we communicated the environmental impact of secondhand purchases on Depop compared to brand-new items, using our Environmental Impact Measurement Methodology, which we co-developed with a third party in 2023. We hope that by showcasing the environmental benefits of shopping secondhand rather than brand-new, we can continue to bring circular fashion to more people.
***Represents items sold on Depop that have been tagged as “used” condition (rather than all items sold). We assume the split of “used” compared to new items remained consistent over time, as the condition attribute was added in the fourth quarter of 2020.

Packaging
As part of our efforts to meet our Net Zero goal, we are helping inform sellers about ways to reduce emissions from the packaging they use to ship orders, through both reused packaging and more sustainable options. In 2024, we continued our partnership with EcoEnclose for both Etsy marketplace and Depop sellers in the United States. Through the partnership, sellers can access and buy affordable packaging made from recycled paper and certified responsibly sourced paper that buyers can also recycle easily at home. To make it easier for sellers to access this packaging, we have integrated EcoEnclose into the Etsy marketplace Seller platform ‘Shop Manager’ as a preferred partner and have since seen a 100% increase in uptake.
Helping Our Sellers Build Climate Resilience
Our sellers face increasing challenges related to natural disasters. Recognizing this, a core part of our climate resilience strategy focuses on improving both the recovery capacity and the preparedness of our sellers. We implement this strategy through three levers: intervention, education, and advocacy.
In 2024, through proactive disaster response efforts, we provided bill deferment, extended star seller status, and shared disaster response resources to more than 250,000 sellers in response to natural disasters. We also increased the number of grants and frequency of disbursement provided through our disaster response grant program with the Craft Emergency Relief Fund (“CERF+”), which offers grants to Etsy marketplace U.S. sellers impacted by a Federal Emergency Management Agency (“FEMA”) declared disaster. We also continue to partner with Nest, Inc. to develop resources that make it easier for sellers and artisans in the U.S. and India to access climate-related disaster information and funding. Through this same partnership, we’ve advocated for improvements to FEMA and the Small Business Administration disaster relief programs to ensure the needs of home-based artisans are considered.

Social

Ensuring equal access to opportunity

Engaged and Impactful Teams	Workforce Access	Supply Chain	Creative Community

Engaged and Impactful Teams
For more information on how we foster Engaged and Impactful Teams, please see page 12 of this report.
Workforce Access
Goal: Ensure equal access to employment, engagement, and development to drive equitable outcomes.
Ensuring Equal Access to Employment
As noted on page 12, we believe teams with diverse viewpoints are better able to deliver the creativity and innovation necessary to serve our global community of buyers and sellers, and as a result we broadly seek to increase the range of backgrounds and perspectives in our workforce. These efforts encompass outreach and recruiting practices, which are designed to ensure we attract the broadest and most talent-rich pool of employee applicants possible. In all cases, we make individual employment decisions – whether it’s a decision to hire, to promote, to discipline, or to discharge – on the basis of merit. We remain confident in the processes we have in place to mitigate biases, and have seen the diversity of our U.S. workforce increase over the past several years.
Consistent with how we run our business, we track our progress in diversifying our workforce through a variety of metrics at both the consolidated Etsy level and at the individual marketplace levels.
For Etsy Marketplace:
•At December 31, 2024:
◦51.5% of all global employees identified as women or marginalized genders
◦14.9% of U.S. employees identified as Black, Latinx, or Native American
◦42.1% of U.S.-based software engineers identified as women or marginalized genders
◦17.7% of Mexico-based software engineers identified as women or marginalized genders
◦27.8% of Ireland-based software engineers identified as women or marginalized genders
◦9.7% of our U.S. and U.K. employees disclosed that they have or have had a disability

◦0.5% of our U.S. employees disclosed that they are veterans that served in the armed forces
◦11.0% of our U.S. employees disclosed that they identify as LGBTQIA+
◦33.3% of our U.S., Mexico, and Ireland employees disclosed that they are parents of children below the age of 18 through their benefits elections
•Scored 100 on Disability: IN's Disability Equality Index for 2024
For Reverb:
•At December 31, 2024:
◦35.7% of all global employees identified as women or marginalized genders
◦20.2% of U.S. employees identified as Black, Latinx, Native American, Asian and two or more races
For Depop:
•At December 31, 2024:
◦27.9% of U.S. and U.K. employees identified as Asian, Black, Mixed or ‘Other,’ including Latinx in the United States
◦26.9% of employees on engineering and data teams identified as women and marginalized genders
Consolidated workforce highlights can be found below.
In addition to our work to attract qualified and diverse talent, we are also investing in programs that support the retention and engagement of our employees, as described further below.
Ensuring Equal Access to Pay
Etsy takes proactive measures at each step of the employee journey to ensure fair pay practices. At the recruiting stage, we determine compensation packages within our existing frameworks by comparing outgoing offers to internal roles with comparable experience. During compensation reviews, we use guideposts when determining the size of merit and promotion increases and bonuses based on performance outcomes. Additionally, all compensation recommendations are reviewed by Human Resources and senior leadership to ensure equity. Etsy also periodically makes market-based adjustments to compensation that we apply consistently within and across functions and/or teams, to ensure pay for internal employees is aligned with that of new hires.
As part of our commitment to fair pay practices, we completed our most recent biennial pay equity analysis, conducted by a third-party consulting firm, in 2024. The purpose of this analysis is to look at pay across jobs and levels to ensure our practices are fair and consistent and that compensation is not influenced by gender, or race/ethnicity. The analysis found no unexplained pay gaps adverse to women or employees from other marginalized genders, or non-white employees. Additionally, there were no unexplained pay gaps based on intersectionality (i.e., based on the combination of race and gender/ethnicity). We plan to continue to comprehensively audit pay equity biennially with an external consultant, and conduct internal reviews several times a year in conjunction with events such as rating and promotion decisions and market adjustments.
Ensuring Equal Access to Advancement Opportunities
The career achievement and advancement of our people is a priority. We provide robust professional development budgets for our teams to use for skill development, and career coaching to all levels of employees. Additionally, the Etsy marketplace widely offers mentoring for employees, and has multiple mentorship programs.
As part of our commitment to provide our people with unique challenges and opportunities that help them develop, grow, and realize their career aspirations, we've established transparent expectations outlined by level, and we leverage those expectations to evaluate performance equitably. We provide our people managers with standardized templates for development and growth conversations, and hold them accountable for having these conversations. Twice a year, managers also have the opportunity to recognize the contributions and readiness of individual team members for the next level through our promotion processes, which are rigorously reviewed for equity of outcome. We also have a transparent process for applying for role opportunities internally, and a fair evaluation method for consideration. Additionally, we believe recognition is a critical piece of an employee’s engagement; it contributes to a sense of esteem and belonging which studies show increases motivation and productivity. To support this, we offer our managers a variety of methods of recognition to support their teams.

Progress On Disability Inclusion
We are proud that the Etsy marketplace achieved a score of 100 on DisabilityIn.org's Disability Equality Index in 2024 for the second year in a row. We are committed to making progress against our roadmap of enhancements to our programs, policies, and practices for the Etsy marketplace and to maintaining a best-in-class score for the Etsy Marketplace for 2025.
Reverb and Depop benchmarked their current practices during 2024, and are in the process of building roadmaps of improvements for their respective organizations. During 2024, Depop made progress by developing education around accessibility and disability inclusion for all employees, including providing resources specific for managers, and clarified their accommodations process. Depop and Reverb remain committed to continuing progress on their roadmap in 2025.
We believe a central measure of our progress is evident in employee self-disclosure of disability status. Without reason to share or enough trust between a company and its employees, individuals are unlikely to self-disclose. In 2024, 9.7% of U.S. and U.K. Etsy marketplace employees disclosed that they have or have had a disability.
Workforce Metrics
As of December 31, 2024 we had approximately 2,400 total employees worldwide including approximately 180 Reverb employees and approximately 400 Depop employees. Across our employee workforce, over 70 nationalities are represented.
All metrics below are as of December 31 of the stated year.
Leadership is defined as Director level and above. Tech employees are defined as those employees who work on Product, Engineering, Analytics, and HR Information and Financial Systems Administration teams. Engineering employees are defined as those employees who work within the Engineering Job Family Group included within Tech. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics reflect our global employee base, while race and ethnicity metrics reflect U.S. only in the below graphs and table.
We continue to value diversity at the Board level. Etsy expects to provide additional disclosures on its Board of Directors in our Proxy Statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. Our most recent consolidated equal employment opportunity (“EEO-1”) report can be found on our Investor Relations website.
Gender Metrics - Global

Board of Directors	Overall	Leadership	Tech	Engineering	Other Business Roles

■ Female	■ Male	■ Additional Genders*	■ Not Declared
* Additional Genders for Board of Directors was 0% in 2024, 2023, and 2022; for Overall was 2.0% in 2024, 2.4% in 2023, and 2.2% in 2022; for Leadership was 0.3% in 2024, 0.6% in 2023, and 0.7% in 2022; for Tech was 2.1% in 2024, 2.6% in 2023, and 2.3% in 2022; for Engineering was 3.0% in 2024, 3.5% in 2023, and 2.7% in 2022; for Other Business Roles was 1.3% in 2024, 1.5% in 2023, and 2.0% in 2022.
† Etsy commissioned an external third party to perform attest procedures with respect to our workforce metrics for the reporting period. Full details and data methodology are available at investors.etsy.com. For Gender Metrics, 2022 includes Elo7 (divested).

RACE & ETHNICITY METRICS - U.S. ONLY

Board of Directors	Overall	Leadership	Tech	Engineering	Other Business Roles

■ American Indian or Alaska Native*	■ Asian	■ Black/ African American	■ Hispanic
■ Not Declared	■ Two or More Races	■ White
* American Indian or Alaska Native for Board of Directors was 0% in 2024, 2023, and 2022; for Overall was 0.1% in 2024, 0.1% in 2023, and 0.2% in 2022; for Leadership was 0% in 2024, 2023, and 2022; for Tech was 0.1% in 2024, 0.1% in 2023, and 0.2% in 2022; for Engineering was 0.1% in 2024, 0.1% in 2023, and 0.2% in 2022; for Other Business Roles was 0% in 2024, 0.2% in 2023, and 0.1% in 2022.
† Etsy commissioned an external third party to perform attest procedures with respect to our workforce metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.
AGE METRICS - GLOBAL*

2024†	2023†	2022†

■ 24 years and younger	■ 30-34 years	■ 40-49 years
■ 25-29 years	■ 35-39 years	■ 50+ years

* Age Not Declared was 0.1% in 2024, 0.04% in 2023, and 0.1% in 2022.
† Etsy commissioned an external third party to perform attest procedures with respect to our workforce metrics for the reporting period. Full details and data methodology are available at investors.etsy.com. For Age Metrics, 2022 includes Elo7 (divested).

Supply Chain
Goal: Ensure an equitable supply chain that supports a broad range of businesses and brings new economic opportunities to our suppliers and their employees.
Supplier Diversity
The value that entrepreneurs and innovators deliver is at the core of everything we do, and we therefore continue to work to build a more transparent, accessible, and competitive supply chain. We believe our commitment to supplier diversity provides access to a broader range of innovative ideas, talent, and perspectives, which ultimately leads to enhanced market reach, cost efficiency, and a more resilient supply chain -- all while aligning with our mission to “Keep Commerce Human.”
During 2024, we spent $43 million with diverse-owned suppliers, which we define as woman, disability, and LGBTQ-owned globally; as well as Black, Asian-Indian, Asian-Pacific, Hispanic/Latinx, Indigenous, and veteran-owned in the United States. This year we verified our self-reported diverse suppliers by cross-referencing with the National Minority Supplier Development Council and Disability:IN’s certified databases to ensure the integrity and accuracy of our efforts.
Although we are committed to broadening the diversity of our supplier base and track this data to help measure our outreach progress, in all cases we make individual procurement decisions on the basis of merit.
Advancing Partner Welfare and Compensation
Etsy utilizes a number of vendors, contractors, and consultants, collectively our “vendor partners,” in the ordinary course of its business. These vendor partners are typically engaged to (a) enable Etsy to access otherwise unavailable expertise; (b) to fill short term staffing requirements (for example, temporary leave replacements); or (c) support our operations, including to deliver 24-hour multilingual customer support and trust and safety support coverage. We believe our commitment to our vendor partners enhances Etsy’s operational efficiency and aligns with our ethical standards by reducing turnover, boosting productivity, and ensuring stable service delivery, thereby strengthening our business resilience.
In 2024, we continued to educate our vendor partners who employ contractors who do work for Etsy on Etsy’s aspirational guidelines for employment practices. We continued a process to survey and evaluate our third-party partners across key practices. Where we identify gaps, we open dialogues with our vendors, using these guidelines as a north star:
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
Creative Community
Goal: Build welcoming marketplaces that serve our global community of buyers and sellers and grow opportunity within the creative economy.
Our commitment to drive impact for our community focuses on creating pathways to economic opportunity. Across the House of Brands, we aim to provide programs and services to support economically disenfranchised creative businesses and the organizations that serve them. Ranging from the distribution of targeted educational materials to product enhancements, our initiatives are aimed at addressing key barriers to success to facilitate business growth.
Commitment to Economic Opportunity
Etsy understands the critical role creative entrepreneurship can play in building economic independence and freedom for communities and has long been committed to utilizing our marketplace to help makers with a creative idea build a business online. Our work aims to ensure that the pathways to creative entrepreneurship are available to all.
As a cornerstone of Etsy’s commitment to supporting creative small businesses navigating challenges to building and growing, Etsy’s Uplift Fund aims to support organizations driving critical resources to entrepreneurs. Through Etsy’s partnership, in 2024, these organizations provided support to over 3,550 entrepreneurs. In 2024, U.S. buyers joined with Etsy by electing to donate the change on their orders 2.9 million times. These donations, coupled with Etsy’s contributions, resulted in $3.6 million in grants to organizations providing capital and wrap-around business support services to entrepreneurs, particularly business owners who face barriers to access that impede their ability to grow.
Commitment to the Creative Economy
Reverb Gives works to advance music programs globally and in 2024 provided access to musical equipment by distributing approximately $184,000 in purchase credits and awards. This year, Reverb Gives together with Etsy’s Uplift Fund supported 39 organizations committed to serving creative communities and their growth.

We have a $30 million Impact Investment Fund that seeks to make investments that are aligned with our Impact strategy. As of December 31, 2024, $20.5 million of the Impact Investment Fund was allocated to specific investments and the rest was on deposit at a large community development finance institution in the United States. In 2024, our Impact Investment Fund invested $500,000 in To the Market, a business that helps artisan and women-owned businesses gain greater market access through the growth of supply chain opportunities.
Commitment to Diverse Imagery
We also strive to appeal to current and potential customers by ensuring that the images we use in our marketing broadly reflect demographic trends. In 2024, approximately 39.7% of the images of people in marketing assets used on Etsy-owned and managed channels in the United States had black or brown skin tones.

Governance

Fostering a culture of ethics and accountability
Responsible Marketplace Practices
The trustworthiness of our marketplaces and the connections among our buyer and seller communities are the cornerstones of Etsy’s business. For more information, please see Part I, Item 1, “Business—Primary Business Drivers—Trust & Safety” of this Annual Report.
Thoughtful Corporate Governance
Our corporate governance practices include an independent Board Chair, a fully independent Board of Directors (except for our Chief Executive Officer), independent Committee members, sophisticated and fully engaged directors with different areas of relative expertise and additional dimensions of diversity, and a balanced distribution of director tenure. For a more complete description of our corporate governance practices, please refer to our most recent proxy statement. More information on our governance policies and guidelines is available at the Investor Relations section of our website.
In alignment with our mission to “Keep Commerce Human” we are committed to upholding and promoting human rights across our marketplaces and throughout our value chain. In 2024 we partnered with Nest to create educational videos for Etsy sellers who engage with production partners. The videos aim to support sellers in choosing ethical and responsible production partners by introducing sellers to key topics in Etsy’s “Ethical Expectations: What We Expect from Sellers Who Work With Production Partners” policy. The first of four videos was published in 2024 and addresses our policy on child and youth labor in production partners. In our corporate supply chain, we identified and worked with key suppliers to understand how they prioritize Human Rights in their operations. We also updated our Modern Slavery Statement.
And while the connections we facilitate are uniquely human, they are rendered ever more seamless by the power of technology and artificial intelligence (“AI”). In 2024, we defined six values that guide us in the responsible use of AI across our marketplaces, in our operations, and through our partnerships: Respect, Fairness, Reliability, Transparency, Privacy, and Security.
Integrated ESG Reporting
We strive to continue to innovate and evolve our ESG disclosures to hold ourselves accountable and transparently engage with all of our stakeholders. Since 2018, we’ve shared our ESG metrics alongside our financial results in our Integrated Annual Report. This practice is intended to ensure that we’re transparent about and accountable for progress against our environmental and social commitments. As a result of the evolving regulatory requirements, we have also expanded our standalone ESG reporting, including under the California Voluntary Carbon Market Disclosures Act and Corporate Social Responsibility (“CSR”) laws in India. These reports can be found in the Governance section of our Investor Relations webpage.
Risk Oversight and Management
One of the key functions of our Board of Directors is to provide informed oversight of our risk management processes. While management is responsible for day-to-day management of the material risks we face, our Board of Directors is responsible for risk oversight. Etsy has a Risk Steering Committee, which is comprised of a cross-functional management team that meets regularly to review and discuss the significant risks facing Etsy. Periodic reports on material risk are provided to the Risk Oversight Committee, with an annual update to the full Board of Directors. The Risk Steering Committee also periodically considers areas of new or evolving risks and works to understand risk analyses and establish appropriate mitigation plans. For more information on risk oversight generally, please see “Board Oversight of Risk” in Etsy’s Proxy Statement. For information on how we manage our climate related risks, please refer to our complete TCFD response beginning on page 36 of this Annual Report. For information on how we manage our cybersecurity risks, please refer to Item 1C, beginning on page 67 of this Annual Report.

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

SASB Metrics
SASB Code	Metric		2024	2023	2022
CG-EC-000.A	Entity-defined measure of user activity	Active buyers (thousands)	95,459	96,483	95,076
		Active sellers (thousands)	8,134	9,035	7,470
		•2022 Active buyers and Active sellers includes Etsy marketplace, Reverb, Depop and Elo7, while 2023 and 2024 excludes Elo7 (divested).
CG-EC-000.B	Data processing capacity
•Etsy marketplace primarily uses Google Cloud for its cloud computing needs, while Reverb and Depop primarily use Amazon Web Services (“AWS”).
•In particular, our Etsy marketplace cloud usage has enabled us to dynamically flex our infrastructure capacity, while providing faster processing speed, improved page load time, and more nimble technology on an as needed basis depending on traffic volume.

	Percentage outsourced		100%	100%	100%

Hardware Infrastructure Energy & Water Management
CG-EC-130a.1	Total energy consumed, MWh (Etsy marketplace)		5,742	6,253	6,379
	Percentage renewable energy (Etsy marketplace)		100%	100%	100%
	Percentage grid electricity (Etsy marketplace)		100%	100%	100%
CG-EC-130a.3
Discussion of the integration of environmental considerations into strategic planning for data center needs.
•When transitioning to a cloud computing infrastructure, we selected Google Cloud, a partner that shares our commitment to 100% renewable electricity, for the Etsy marketplace. Their highly efficient data centers have helped us save significant overhead energy. For more information on our computing energy target and benefits of Google Cloud, please see page 24.
•We actively monitor and manage energy consumption from our computing infrastructure for the Etsy marketplace. For 2024, we estimate that our energy consumption in Google Cloud was 5,742 MWh, based on a methodology developed by Etsy and reviewed by industry experts (our “Cloud Jewels methodology”). Quantification of our cloud energy consumption is allowing us to meaningfully explore and activate levers of change to drive further cost and energy efficiencies in our computing footprint. Our 2024 hardware infrastructure energy footprint does not include Reverb or Depop as we are not currently able to calculate energy usage from AWS, but we do include the emissions from Reverb and Depop’s hardware infrastructure in our Scope 3 Purchased Goods and Services calculations.

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
•Among other things, our Privacy Policy and Cookies & Similar Technologies Policy cover the user information that Etsy collects or receives, the choices and control that a user has in relation to their data including based on type and sensitivity by region and worldwide, the purpose for which Etsy uses such information (including first and third-party advertising purposes), our policies relating to our usage and sharing within Etsy, its affiliates and third-party partners, disclosures about third-party partner privacy policy and options, and user controls for sharing and controlling such information with third parties. Depop and Reverb each have separate policies in place that address similar privacy matters.

Data Security
SASB Code	Metric	2024	2023	2022
CG-EC-230a.1
Description of approach to identifying and addressing data security risks.
•Data security is overseen by our Chief Technology Officer assisted by our Chief Information Security Officer.
•We strive to protect sensitive information through various means, such as technical safeguards, procedural requirements and policies, an intensive program of monitoring on both our web platform and within our corporate network, regular testing of aspects of our security posture internally and with outside vendors, a robust incident response program, and regular training for employees.
•We report on a quarterly basis to the Risk Oversight Committee of the Board of Directors, assisting the Board of Directors with its oversight of technology and information security risks.
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

Employee Recruitment, Inclusion and Performance
CG-EC-330a.1	Employee engagement as a percentage (Etsy marketplace)	65%	80%	77%
	Employee engagement as a percentage (Reverb)	66%	72%	75%
	Employee engagement as a percentage (Depop)	76%	75%	72%

Employee engagement as a percentage and discussion of methodology.
•In June 2024, we conducted separate engagement surveys of Etsy marketplace employees and Reverb employees. Of employees surveyed, 81% of Etsy marketplace and 92% of Reverb employees submitted a response, and 65% of Etsy respondents and 66% of Reverb respondents reported favorable employee engagement. The survey was conducted through the Culture Amp platform and consisted of 64 rating questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree, and two free-text questions to which employees were asked to write out a response for Etsy marketplace. At Reverb, the Culture Amp survey consisted of 59 rating questions, and one free-text question.
•During December 2024, Depop conducted its most recent bi-annual engagement survey through Peakon. 71% of employees submitted a response, with a resulting engagement score of 7.6 (76%). This is the average score given by respondents to four key engagement questions, all of which are rated on a scale of 1-10. This score has been converted into a percentage based on the overall engagement score. For more information on our engagement scores see the Fostering Engaged Teams section on page 12.

CG-EC-330a.3	Gender and racial/ethnic group representation for leadership, technical staff and other business functions	See “ESG Reporting: Our Impact Goals, Strategy, & Progress—Social—Workforce Metrics” for details starting on page 28.
	Discussion of diversity and inclusion strategy and performance	See “ESG Reporting: Our Impact Goals, Strategy, & Progress—Social—Workforce Access” section for details starting on page 26.
CG-EC-330a.4	Percentage of technical employees who are H-1B visa holders	4.1%		3.7%		3.8%

Product Packaging and Distribution
CG-EC-410a.1	Total greenhouse gas (“GHG”) footprint of product shipments in metric tons CO2e	260,522	†	276,559	†	339,395	†
	Total GHG footprint of packaging in metric tons CO2e	77,865	†	56,826	†	57,911	†
CG-EC-410a.2
Discussion of strategies to reduce the environmental impact of product delivery.
•For information on our strategies related to reducing the environmental impact of product delivery see our Net Zero section on page 22 and Marketplace Sustainability section on page 25.

GHG Emissions Summary (“tCO2e”)
GHG Emissions by Scope	2024	2023	2022
Scope 1	284 †	330 †	371	†
Scope 2 - Market	— †	— †	—	†
Scope 2 - Location[1]	926 †	813 †	542	†
Scope 3	478,282	468,594	531,638
Scope 3 Emissions Intensity (tCO2e/ million $ gross profit)	235	246	293
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services[2]
Purchased Goods & Services (excluding Computing)	113,823 †	102,157 †	106,434	†
Cloud Computing - Google Cloud (Etsy marketplace)	10,040 †	15,397 †	12,054	†
Other Computing	2,109 †	2,012 †	1,836	†
Category 3: Fuel & Energy Related Activities[3]
Fuel & Energy Related Activities Not Included in Scope 1 or Scope 2	231	251	3,429
Category 5: Waste Generated in Operations
Waste	5	6	5
Water	10	9	4
Category 6: Business Travel[3]
Air Travel	4,375 †	4,093 †	1,067	†
Other Business Travel	717	462	163
Category 7: Employee Commuting[3]
Commuting	552	344	1,042
Remote Workers	545	754	1,401
Category 9: Downstream Transportation & Distribution
Shipping[4]	260,522 †	276,559 †	339,395	†
Packaging[4]	77,865 †	56,826 †	57,911	†
Category 11: Use of Sold Products[3]
End User Energy Use	7,488 †	9,724 †	6,897	†
Additional Environmental Metrics (unit of measure)
Energy (Megawatt hours)
Offices - Electricity	2,666	2,568
Offices - Heating	1,545	1,758
Remote Working - Electricity	1,737	2,106
Remote Working - Heating	1,809	1,871
Refrigerants (tCO2e included in Scope 1)	3	11
† Etsy commissioned an external third-party to perform attest procedures with respect to our carbon and energy metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.

Notes on Our GHG Inventory
We note that the above emissions are not net of the application of carbon offsets.
For the subsection of Scope 3 - Category 1, Cloud Computing - Google Cloud (Etsy marketplace only), in 2022 we calculated the emissions partly with data provided by Google and partly using our own calculation of their market-based emissions. Using Etsy’s Cloud Jewels methodology, we estimated our Google Cloud Platform’s Scope 2 energy usage and with Google’s agreement, retired REC’s on behalf of this energy usage, thus reducing our supplier emissions from Google Cloud.
In 2023, we made the following updates to our methodology for quantifying our GHG inventory:
1 We moved to a new carbon data management vendor allowing us to derive a portion of our quantified Scope 2 location-based emissions with different and more commonly used emissions factors, resulting in an increase of emissions compared to 2022.
[2] Our new carbon data management vendor derived our emissions for Scope 3 - Category 1 and included calculations to account for inflation or deflation which resulted in a decrease in emissions due to spend amounts shrinking when adjusting the dollar value from 2022 to 2012. Our vendor also derived more supplier specific emissions factors based on publicly available data from some suppliers, resulting in a decrease in emissions as the emissions data from suppliers were lower than the average Environmental Protection Agency Environmentally Extended Input-Output factors previously used. Additionally, we updated our Google Cloud Platform emissions calculation by obtaining emissions data directly from Google, resulting in an increase in emissions as the data for Scope 2 Market-based emissions was higher than estimated in 2022.
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
4 In 2024, we updated the emissions factors that we use in our Scope 3 - Category 9 packaging emissions calculations to a more current source from Ecoinvent, switching from the Franklin Associates Oregon Department of Environmental Quality study. This caused an increase in emissions year-over-year. Additionally, for our packaging emissions calculation we included data from the usage of our planet friendly packaging program provided by EcoEnclose. For our Scope 3 - Category 9 shipping emissions in 2024, the emission factor applied in calculating the emissions for Depop shipments was derived from Depop emissions data provided by USPS, whereas in 2023 and 2022, the emission factor applied was derived from Etsy emissions data as a proxy. Additionally, for Etsy marketplace shipping calculations if the seller or buyer zip code for a shipment is not valid, then the average shipping distance of all Etsy shipments for that mail class for the reporting year is used to estimate the shipment distance, whereas in 2023 and 2022, the shipments were excluded from the reported Scope 3, Category 9 emissions.
As a result of the above changes in scope, methodology, and our continued efforts at further accountability, some categories of emissions data are not comparable from year to year. Additional details regarding the scope and data methodologies used to calculate our GHG emissions data can be found on our Investor Relations website.

The Task Force on Climate-Related Financial Disclosures
Etsy treats climate change and its related impacts seriously. Since 2020, we have reported enhanced climate-related disclosures in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. TCFD provides a framework with four thematic areas — Governance, Strategy, Risk Management, and Metrics and Targets — and eleven recommended disclosures. The following disclosures provide information intended to address each recommendation, including references to other publicly available sources for related information. ESG and climate governance as well as our Impact Strategy are set at an Etsy, Inc. level and all disclosures in this section cover the Etsy, Reverb and Depop marketplaces (other than the results of our climate risk assessment which was limited to the Etsy marketplace). While we have identified and disclosed a number of relevant climate-related risks, we have determined that at this time none of these risks represent a material short-term risk to our business. For a discussion of certain risks we are exposed to in the normal course of our business activities, see Part I, Item 1A, “Risk Factors.”
Governance
Board of Directors oversight of climate-related risks & opportunities
Etsy’s full Board of Directors has overall responsibility for oversight of risk management at Etsy, including management of climate risk. In December 2023, the Risk Oversight Committee of our Board of Directors (“ROC”) was formed to assist our Board of Directors with its oversight of Etsy’s management of risk exposures and processes for monitoring and mitigating risk. Since its formation, the ROC has received regular briefings on risk management-related topics. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors and to Board Committees. (For a description of the Risk Steering Committee’s activities, see below.)
The Nominating and Corporate Governance Committee of our Board of Directors (the “N&CGC”) has responsibility for periodic review of our environmental Impact goals and our progress towards those goals. We typically report on our progress towards our Impact goals to the N&CGC or the Board of Directors twice a year.
The Board of Directors is responsible for reviewing significant acquisitions and other large scale capital expenditures. One of the criteria we use when evaluating acquisition opportunities is whether the transaction aligns with our mission, strategy, and values, including our Impact focus. In addition, the Audit Committee of the Board of Directors oversees the disclosure in our Annual Report, which includes Impact disclosures, and our auditor’s review of our Impact disclosures. One member of our Board of Directors is experienced in sustainability accounting practices and is a SASB FSA Credential Holder. Information about Etsy’s Board of Directors and its Committees, including their charters and membership, is available in the Governance section of our Investor Relations website.

Management’s role in assessing and managing climate-related risks and opportunities
Our Executive Team, including our Chief Executive Officer, reviews our environmental goals annually. Our Chief Financial Officer approves material capital expenditures, including those related to climate-related issues, such as renewable energy projects, and investments in verified emissions reductions.
Oversight of climate risk at Etsy is supported by the Risk Steering Committee, a cross-functional management team which includes our Chief Executive Officer and Chief Financial Officer. This Committee meets at least quarterly to review and discuss the significant risks facing Etsy and its deliberations inform the risk management-related topics elevated to the Board of Directors and the Board Committees.
Etsy’s Sustainability team, led by the Senior Director of Impact and Sustainability (the “I&S Sr. Director”), oversees Etsy’s sustainability strategy and implementation, which includes climate impacts. The I&S Sr. Director reports to the Chief Legal Officer, who is the Executive Sponsor for Etsy’s Impact strategy. The I&S Sr. Director presents progress on environmental metrics each quarter to the Senior Leadership Team, including the Chief Executive Officer and Chief Financial Officer. Etsy also has four cross-functional Impact Working Groups that all meet at least quarterly to manage the implementation of Impact projects and reporting.

Strategy
Climate-related risks and opportunities identified & impact on strategy
Etsy’s climate strategy is informed by periodic identification and prioritization of climate-related risks and opportunities, including preliminary work with respect to the double materiality assessment required under the E.U. CSRD. To date, while we have identified relevant climate risks, we have not identified any climate-related risks which are reasonably expected to have a material short-term impact on financial or strategic business operations. We believe that this is largely due to the Etsy marketplace’s business model, the wide geographic distribution of our seller and buyer base, and our long-standing work to mitigate climate risks. However, due to the systemic nature of climate change and its intensifying global impacts, we are continuing to monitor and manage both climate-related risks and opportunities.
The following disclosures highlight the climate-related impacts identified for the Etsy marketplace, as well as the ways in which our ESG strategy seeks to mitigate risks and leverage opportunities. We define short-term impacts as those expected to occur within 0-2 years, medium-term impacts as those expected to occur within 2-5 years, and long-term impacts as those expected to occur after 5 or more years. Etsy’s Impact goal-setting process considers these climate-related impacts.
Identified Climate Opportunities & Management Response

Class	Opportunity Description	Horizon	Management Response
Energy Source	The availability of renewable energy solutions presents opportunities to reduce our exposure to fossil fuel price increases and reduce operating costs.	Short-Term	100% Renewable Electricity See the “Renewable Energy” section above for more information on our renewable energy efforts.
Resource Efficiency	Reducing resource use across our offices offers opportunities to reduce operating costs while strengthening employee engagement and thus improving retention.	Short-Term
Energy Efficiency
Our efforts to meet our goal of a 25% reduction in the intensity of our energy use in Etsy marketplace offices and for computing by 2025 has reduced the impact of fuel price increases. This includes our participation in the NYC Mayor’s Carbon Challenge and exemplified by our Brooklyn Headquarters’ New York City Building Energy Grade of a B.
Our energy efficiency goals also present opportunities for our Systems Architect, Sustainability to innovate new energy efficiency tools and processes and to enhance brand value through vendor partnerships.
“Zero Waste”
See the “Zero Waste” section on page 24 for more information on our waste management program.

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
Customer Engagement
See the Marketplace Sustainability section on page 25 for an overview of the steps we’re taking to help sellers highlight their more sustainable items and enhance buyers’ ability to shop their values.

	Strengthening and communicating our Impact work – including emissions reduction initiatives – presents an opportunity to attract and retain talent and enhance relationships with our communities.	Short-Term	External Constituencies We continue to provide robust ESG disclosures for investors and other constituencies.

Identified Climate Risks & Management Response

Category	Class	Risk Description	Horizon	Management Response
Physical	Acute
Extreme weather events have the potential to:
•impact sellers' ability to make and/or ship items to and displace buyers, which could temporarily decrease supply and/or demand and disrupt transit times;
•place our offices at risk, or negatively impact the operations of our third-party service providers.
Medium- and Long- Term
Seller Operations
As natural disasters increase in intensity and frequency, we are finding that our sellers and buyers are correspondingly more frequently impacted. See our “Helping Our Sellers Build Climate Resilience” section on page 26 for more details.
Etsy’s Operations
Our Workplace and Security Team develops and implements business continuity plans through our Health, Safety, and Security program that are intended to protect our employees in the event of physical disruptions at our offices.

Transition	Policy and Legal/ Tech	New laws and regulations could increase direct operational costs to us in the short-term while stricter environmental regulations may place new burdens on our sellers raising their costs in the medium-term.	Short- and Medium-Term
Regulations on Etsy
ESG and environmental disclosure regulations are increasing globally. As a result of the evolving regulatory requirements, we have expanded our standalone ESG reporting, including under the California Voluntary Carbon Market Disclosures Act and CSR laws in India. These reports can be found in the Governance section of our Investor Relations webpage. In addition, our cross-functional ESG Disclosure Working Group strives to stay abreast of any new disclosure regulations that are potentially relevant to our business. Where needed, such as for CSRD, we may stand up new working groups to better understand the regulation and develop an action plan.
Regulations on Sellers
Our Advocacy Team works to mitigate transition risks for sellers by advocating for public policies that increase economic security and reduce administrative burdens for creative entrepreneurs.

	Market	Increased commodity prices due to climate change may increase production costs for sellers and/ or increase our operational costs.	Long-Term
Commodity Markets
Our analysis indicated that the availability of commodities used by sellers, such as cotton, may face risks due to extreme weather. Due to our marketplaces’ broad assortment of items, we do not anticipate disproportionate short-term impacts on our business.
We purchase carbon offsets to cover Etsy, Inc.’s quantified annual emissions. Our research shows that under lower emissions scenarios, the price of carbon offsets is expected to increase dramatically. We mitigate this risk through multi-year off-take agreements while focusing on emissions reduction in line with our Net Zero target.

Reputation
External stakeholder expectations may shift, raising questions about our current impact efforts.

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

Resilience of strategy across different climate-related scenarios
Over the past few years, we have worked with two external vendors to assess current climate-related impacts and understand how they might change under different temperature pathways over time. In 2021, we conducted a qualitative scenario analysis in key markets across Etsy marketplace’s operations and marketplace activities while in 2022 and 2023 we conducted more quantitative scenario analysis focused on physical risks to our U.S. and U.K. business and key partners. As part of these analyses, exposure pathways were mapped to prioritized climate-related issues based on the Etsy marketplace’s business model, data availability, and internal stakeholder input. We used a range of representative concentration pathway (“RCP”) scenarios, with the lowest emissions scenario being RCP2.6 and the highest emission scenario being RCP8.5, as well as models and reports from the Intergovernmental Panel on Climate Change. Available climate scenario inputs and results were then collated and overlaid with the Etsy marketplace’s seller and buyer information in the United States and United Kingdom as well as key partner locations, allowing the analysis to pinpoint areas of concern.

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
Risk Management
Processes for identifying and assessing climate-related risks
Our climate risk identification and assessment process is integrated into our company-wide risk management. We use a mix of consultant support, third-party physical risk modeling, and public data to ground our research and risk analysis. Once a risk is identified, our Sustainability Team, including the I&S Sr. Director and the Sr. Sustainability Manager, engage relevant internal risk owners to evaluate the risk, assess existing controls, and, when necessary, escalate for oversight by senior management through Etsy’s Risk Steering Committee (see Governance in this section above for more detail). For example, the Sustainability Team collaborates with the Advocacy Team to review climate policy proposals at the U.S. federal and state level and in key non-U.S. jurisdictions that might impact Etsy, with the Analytics Team to monitor natural disaster impacts on buyers and sellers, and with the Sourcing Team to review climate-related risks within our supplier base.
Processes for managing climate-related risks
The Sustainability Team works cross-functionally to develop management plans to address potential climate-related impacts. They develop and propose updates to environmental goals on an annual basis, including goals designed to mitigate climate risks, which are reviewed and approved by our Executive Team. For example, our goal to source 100% renewable electricity for office operations and computing load reduces our exposure to carbon pricing and volatile energy prices. The Sustainability Team developed the goal, proposed short-term targets and strategies to measure and reach those targets, and solicited approval from the Executive Team, who ensured resources were provisioned and lines of accountability were appropriately set.
Processes for integrating climate-related risks into the overall risk management
At Etsy, climate-related risks are managed as part of ESG risk and are seen as both underlying drivers of other types of risks as well as standalone risks. These risks, as well as their drivers, are monitored by the Sustainability Team. The I&S Sr. Director provides a written status update on potential ESG risks to Etsy’s Risk Steering Committee typically quarterly. The work of the Risk Steering Committee helps inform which risks are reported to the Board of Directors.
Metrics and Targets
Metrics used to assess climate-related risks and opportunities in line with strategy and risk management process
We monitor metrics related to our public environmental targets including total energy consumed, renewable energy percent, grid electricity percent, Scope 1, 2, and 3 GHG emissions including product shipments, packaging, end-user energy use, water, and outgoing waste material streams. For a historical view of our metrics, please view pages 32-35 of this Annual Report.
Internally, we track a number of additional climate-related metrics. For example, in 2024 we invested in carbon credits to offset our quantified Scope 1, 2, and 3 emissions, which effectively acts as an internal price on our emissions. Additionally, we track the voluntary carbon market costs and carbon credit cost savings from specific emissions reduction activities. Related to natural disasters, we track GMS impacts from FEMA designated natural disasters as well as the percentage of our sellers and buyers in regions exposed to extreme weather events.
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
Scope 1, Scope 2, and Scope 3 GHG emissions, and the related risks
Please view pages 22-23 and 32-35 of this Annual Report for our GHG Emissions Summary.
Targets used to manage climate-related risks and opportunities and performance against targets
We have four climate-related targets: science-based emissions reduction, renewable energy, total energy use, and waste. Details of these targets including actions taken as part of our efforts to achieve them and performance against each can be found on pages 22-23 of this Annual Report.

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
We also share certain workforce metrics, such as our most recent consolidated EEO-1 report, our annual Transparency Report, and our external facing policies, including our governance policies and guidelines, privacy policy and marketplace rules on our investor relations website. Information contained on or accessible through our websites or other websites referenced in this Annual Report is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites in this Annual Report are intended to be inactive textual references only. You should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, or by sending an email to ir@etsy.com.
Our SEC reports are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished them to the SEC.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our Consolidated Financial Statements and related notes, and the other information in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition, results of operations, or prospects. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report. For more information, see the “Note Regarding Forward-Looking Statements.”
Operational Risks Related to Our Business

Our quarterly operating results have and may continue to fluctuate, which can cause significant stock price fluctuations.
Our quarterly operating results, as well as our key metrics, have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including:
•inflation, interest rates, recessionary factors, foreign exchange rate volatility, tariffs and other trade barriers, disruptions to the banking industry, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical uncertainties, various types of cultural events, public health crises, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among other factors (collectively, “Macro Conditions”).
•fluctuations in our GMS or revenue, including as a result of Macro Conditions, the seasonality of market transactions, and our sellers’ use of services;
•uncertainty regarding overall levels of consumer spending and e-commerce generally;

•our success in attracting and retaining sellers and buyers;
•our ability to convert marketplace visits into sales for our sellers;
•our ability to manage our operating expenses and our Adjusted EBITDA margin as we continue to invest in our marketplaces;
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
•the impact of competitive developments and our response to those developments; and
•our ability to recruit and retain employees.
These events may also impact our sellers’ ability to run their businesses on our marketplaces, which could negatively impact our business and financial performance.
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced during periods of economic uncertainty, including uncertainty caused by Macro Conditions. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
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
Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued. While presented with numerical specificity, projections are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and developments, some of which may prove incorrect and/or may change. Some of those key assumptions include the timing and impact of broad Macro Conditions, particularly in our core markets, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term.
We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors develop and publish their own projections for our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to Macro Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties as it has in the past, the price of our common stock could decline.
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
We are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplaces and our communities. There have been and may continue to be attempts to impersonate, exploit, misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated spam or other campaigns. We are not always successful in defending against these types of tactics which, when successful, could cause buyers and sellers to lose trust in our marketplaces, and could lead to fewer active buyers and/or sellers or otherwise damage our brands and our business. Even if we are successful in defending against these tactics, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, though principally focused on other larger platforms, has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
Our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. The use of increasingly sophisticated techniques has made, and may continue to make, fraudulent activity by sellers and buyers increasingly difficult to combat and increase its impact. We take action against sellers who we are aware may have violated our policies or engage in fraud. The volume of enforcement actions against sellers for such activities has increased at times, and may increase again in the future. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplaces, which may reduce seller and buyer trust and engagement.
We continue to evolve our marketplaces and invest to improve our customer experience. If our efforts are unsuccessful, or if our customer service platforms or our trust and safety program fail to meet legal requirements or buyers’ and sellers’ expectations, we may need to invest in significant additional resources. If we are unable to maintain trusted brands and marketplaces, our ability to attract and retain buyers and sellers could be harmed.
Our business, financial performance, and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.
Our financial performance, specifically our GMS, revenue, and Adjusted EBITDA, has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping charges, delayed shipping times, inadequate customer service, buyer fees or lack of buyer-friendly features, declining interest in the goods offered by our sellers, lack of desirable inventory, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us, which could negatively impact our financial performance. Further, if trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline.
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives late or damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Depop and Reverb have similar programs. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity for any reason, our financial performance could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we may lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave, or reduce their activity level on our marketplaces. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business and financial performance could be harmed.
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
In addition, anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chains, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, political unrest, or geopolitical conflict. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be harmed.
We track certain operational metrics with internal systems and tools or manual processes and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods, classes of buyers or sellers, or specific platforms, and other information about our communities and the performance of our platforms, with internal systems and tools or manual processes. These metrics are not independently verified by a third party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, may change over time, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the underlying assumptions. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, and processes and our surveys or data collection methodologies have a number of limitations, may have errors or could change over time, any of which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, including the E.U. Artificial Intelligence Act and similar U.S. state and international regulations, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth prospects.

Our business depends on access to third-party services, platforms, and infrastructure that are critical to the successful operation of our business.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplaces, websites, or mobile apps. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.
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
Any of these events could materially and adversely affect our business, financial performance, and growth prospects.
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
We rely upon third-party service providers to perform key functions for our payments platforms, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, tax collection, and fraud analysis. Failure of these service providers to perform adequately, or changes to or termination of our relationships with these service providers, has and could again negatively affect our sellers’ ability to receive payments. For example, in the first quarter of 2023, Silicon Valley Bank, one of our payment disbursement providers, collapsed and, as a result, approximately 0.5% of our active sellers experienced a delay (generally one business day) receiving their payments while we engineered a new process flow to enable those sellers to receive payments from another disbursement account.

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
In addition, we and our third-party service providers may experience service outages from time to time that negatively impact payments on our platforms. We have in the past experienced, and may in the future experience, such payments-related service outages and, if we are unable to promptly remedy or provide an alternative payment solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses, or those of our sellers, could increase, and it could negatively impact our sellers’ businesses and/or our business.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations have evolved and may continue to evolve. For example, to meet emerging regulatory requirements, among other reasons, our subsidiary, Etsy Payments Ireland Limited, received authorization from the Central Bank of Ireland to operate as a regulated payments institution to handle payments for sellers located in the European Economic Area. We also have applied, and may in the future apply, for registration/licensure as a payments service provider in additional jurisdictions. Each authorization as a regulated entity subjects us to additional regulation and oversight. If any of our subsidiaries become licensed as a financial services provider in any additional jurisdictions, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
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
•limitations on our ability to enforce contracts, our terms of use and policies, and intellectual property rights in jurisdictions outside the United States;
•fluctuations of currency exchange rates, including the strengthening or weakening of the U.S. dollar against foreign currencies; and
•uncertainties and instability in U.K. and E.U. markets caused by the patchwork of cross-border service agreements triggered by Brexit.
Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected.
Our ability to recruit and retain a talented and broadly diverse group of employees and retain key employees is important to our success. Significant attrition or turnover could impact our ability to grow our business.
Our ability to attract, retain, and engage a talented and broadly diverse group of employees, including our management team, is important to our success. We strive to attract, retain, and engage employees who share our dedication to our buyer and seller communities and our mission to “Keep Commerce Human.” We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly given the uncertainty of the current macroeconomic environment.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to reignite GMS growth in the future;
•continuing ability to offer competitive compensation and benefits, including stock-based compensation, for our employees, as more external scrutiny is placed on stock-based compensation expenses;
•competition for talent in our industry and our talent markets, which could cause payroll costs, including stock-based compensation, to become a larger percentage of our total cost base;
•evolving expectations in our talent markets and our own policies regarding remote, hybrid or other flexible work modes;
•continuing to find promotion and internal mobility opportunities to retain key employees for leadership positions;
•mitigating concerns around any potential cost-savings actions in light of past restructurings; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including engineering and product management, can be challenging at times, particularly for more specialized positions. Qualified individuals may be limited and in high demand, and we may incur significant costs to attract, develop, retain and engage them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards in a volatile macroeconomic environment may adversely affect our ability to recruit and retain highly-skilled employees.
We operate in a flexible work model in which a significant percentage of our workforce works remotely while others work from our offices on a hybrid schedule. It is possible that these arrangements could have a negative impact on our employee engagement and on the execution of our business plans and operations. We have structured our work modes to reinforce our workplace culture, and optimize the natural creativity and innovation that arises from live cross-functional and team gatherings in our offices. If our work modes are not aligned with our employees’ preferences, or if we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit and retain employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.

In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, or unsuccessful succession planning, could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
If we experience increased voluntary attrition in the future, and/or if we are unable to attract and retain qualified employees in a timely fashion or on reasonable terms, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.
We may be unable to adequately protect our intellectual property.
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights, trademarks, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend such rights, if necessary. From time to time, we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
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
The (provision) benefit for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, including any implementation of the Organization for Economic Cooperation and Development (“OECD”) “two pillar” project, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and raise issues regarding filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.
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
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with many companies and venues, including marketplaces, retailers, and social media commerce. For example, in addition to listing goods for sale on the Etsy or other “House of Brands” marketplaces, a seller can list goods with online retailers or sell goods through local consignment and vintage stores, as well as other venues or marketplaces, or through commerce channels on social networks. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise.
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels. Additionally, Reverb offers integrations with some of these companies to help sellers integrate their inventory across channels and otherwise power their businesses. Changes in the terms and conditions of those companies could make it more difficult or expensive for sellers to sell on Reverb.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value, awareness, and perception of our brands;
•our investments in product and marketing for the benefit of our sellers;
•the effectiveness of our member support and trust and safety practices and policies;

•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
We also face competition on the buyer side from both online and offline competitors. We compete for the attention of buyers who have the choice of shopping with any online or offline venue, including large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, event-driven platforms and vertical experiences, resale marketplaces, streaming video commerce apps, and other venues or marketplaces. Many of these companies offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.

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
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us, or make other changes to the way results are displayed. These changes have and may continue to negatively affect the placement of links to our marketplaces and reduce the number of visits we receive from search engines. We continue to adjust our marketing strategies to account for these changes, but there can be no guarantee these adjustments will be effective.
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
Many providers of consumer devices, mobile or desktop operating systems, and web browsers have blocked, or have announced options to block, third-party cookies and similar online tracking technologies, which has and may continue to reduce the effectiveness of traditional online tracking methods. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platforms. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
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
Enforcement of these policies has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by segments of our communities or other stakeholders. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.

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
If we do not continue to cost-effectively develop new offerings that satisfy sellers and buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may not drive the GMS or revenue that we anticipate, may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and prospects.
Continuing to expand our operations outside of the United States is part of our strategy, and our business could be harmed if our expansion efforts do not succeed.
Operating outside of the United States requires significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, and Depop is headquartered in the United Kingdom, we are primarily a U.S.-based company with less experience developing local markets internationally, and we may not execute our strategy successfully. For example, we sold our interest in Elo7 in August 2023 in light of challenges we faced to effectively scale the business in Brazil and, in late 2023, we decided to focus on bringing our India-based sellers potential sales through cross-border, global transactions and to deprioritize developing a domestic marketplace in India. An inability to develop our communities globally or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade. For example, the shipping of goods cross-border is typically more expensive and slower than domestic shipping and often involves complex customs and duty inspections. If jurisdictions become increasingly fragmented, with additional regulation of small sellers and platforms, tariffs, changes to de minimis thresholds, certifications, representative requirements, and customs requirements that increase the cost or complexity of cross-border trade, whether on the seller’s sourcing of materials or between the seller and buyer, our business could be adversely impacted. In addition, our international growth strategy may be adversely affected by geopolitical or other events that result in closures, delayed or terminated delivery services, or movement restrictions.
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
Competition is likely to intensify as we expand our business in markets outside of the United States. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets, along with regulations that may favor local companies. Some of our competitors may also be able to develop and grow internationally more quickly than we will.
To facilitate continued international expansion, we plan to continue investing in local marketing and enhancing the localization of the Etsy site experience to help sellers and buyers transact even if they are not in the same country and/or do not speak the same language. We may also form relationships with third-party service providers to support operations in multiple countries, and potentially acquire additional companies based outside the United States to integrate them into our operations, both of which could expose us to additional risks. Our investment outside of the United States may be more costly than we expect or unsuccessful.

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
Impairments have resulted and may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, challenges applying our technological, marketing, and operational expertise to help scale the acquired brands’ marketplaces in a profitable, efficient, and effective manner, and a variety of other factors. We review goodwill and other long-term assets quarterly to assess if indicators of impairment arise, including the deterioration of macroeconomic conditions, a rise in the risk-free long-term interest rates, or a decline in our results of operations. The result of such review may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring additional impairment charges. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge.

We may engage in acquisitions, dispositions, or strategic partnerships which may divert management’s attention and/or prove to be unsuccessful.
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies.
In addition, integrating an acquired business or technology, or separating an existing business or asset group, is risky and may require significant time and attention from our management team and workforce. Any acquisitions, dispositions, or partnerships may result in unforeseen operational difficulties and expenditures associated with:
•integrating new businesses and technologies into, or separating existing businesses from, our infrastructure;
•clearing any required regulatory review that may be complex, costly, time-consuming, or place additional requirements on the business;
•implementing growth initiatives;
•integrating or separating administrative functions;
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
We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions, dispositions, or partnerships could be viewed negatively by analysts, investors, or the members of our communities. If our “House of Brands” strategy is unsuccessful, or we fail to realize the expected benefits of our acquisitions, our business, growth and/or results of operations could be adversely affected.
We are subject to risks related to our environmental, social, and governance activities and disclosures.
Our Impact strategy focuses on Etsy’s mission to “Keep Commerce Human” and the positive impact we want our business to have. We have announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy, & Progress” (our “Impact Goals”). While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
The implementation of our Impact strategy, including our Impact investing strategy and other initiatives intended to help us meet our Impact Goals, requires considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we are not always able to achieve them. If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. We could also damage our reputation and the value of our brands if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
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
While many of the recently introduced environmental and social laws are designed to promote more robust transparency and enhance resiliency, laws, regulations, and administrative actions have also been proposed and implemented in the United States to limit, restrict, or prohibit company activities on environmental and social issues. As a result, our Impact strategy and ESG metrics may subject us to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
Any harm to our reputation resulting from setting public goals or our failure or perceived failure to meet such goals could impact employee engagement and retention, the willingness of our buyers and sellers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business and financial performance.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended December 31, 2024, holders of the Notes are not eligible to convert their Notes during the first quarter of 2025. See Part II, Item 8, “Notes to Consolidated Financial Statements—”Note 12—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at the other marketplaces that make up our “House of Brands” are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
We rely upon third-party service providers to perform and assist us with certain compliance services. If we or our service providers do not perform adequately, our compliance measures may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business. In addition, we could be subject to penalties, fines, other sanctions, and/or incur significant expenses.
Our brands may be harmed if third parties or members of our communities use or attempt to use our marketplaces as part of their illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. Etsy expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. We also expect our suppliers to comply with our Supplier Code of Conduct. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and we cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed, which may adversely impact our business and financial performance.

We regularly receive and expect to continue receiving claims alleging that items listed by sellers on our marketplaces are counterfeit, infringing, unlawful, harmful, or otherwise violate our policies.
We regularly receive claims, notices, and other allegations that items listed on our marketplaces, or other user-generated content posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property. We also have tools and procedures in place to take action against potentially violative content, which may include the removal of listings, content, sellers, or shops that violate our policies. At the same time, our tools and procedures are subject to gaps, limitations, resourcing constraints, human and machine error, and other shortcomings, and may not effectively mitigate the risks we face in hosting user-generated content as part of our business.
While we benefit from certain protections and safe-harbors from liability, such as the Digital Millennium Copyright Act § 512 et seq., those protections are limited, vary across jurisdictions, and may diminish as lawmakers, courts, and regulators across the globe continue to reexamine the legal liability of platforms for the content and actions of their third-party users. We have been and may continue to be subject to allegations, litigation and/or regulatory claims seeking to hold us liable for the content and actions of our third-party sellers, including in the areas of intellectual property, consumer protection, product liability, privacy and data protection, content compliance, and criminal laws. If we are alleged or found to be liable for our sellers’ content or actions, or if new laws or court decisions expand the obligations or liability of marketplace platforms, we could be forced to pay monetary damages, civil or criminal penalties and attorneys’ fees, change or restrict our business practices or services, restrict certain types of content from our marketplaces, and/or suffer reputational or other harm. Any of these, or similar, consequences could have a material adverse impact on our business, including by making our platform less attractive to buyers or sellers, reducing our revenue, or increasing our costs.
Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. Moreover, any public perception that unlicensed, counterfeit, harmful, or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.
We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
We are regularly involved in litigation, arbitration, disputes, and regulatory matters, including those related to intellectual property, consumer protection, product liability, product safety, regulatory compliance, security and privacy, and/or commercial matters, either individually or, where available, on a class-action basis. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to legal liability, increased expenses, injunctive relief, or reputational damage.
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
We manage and mitigate certain legal risks through our House Rules, policies, and other terms of use, including through the use of informal dispute resolution, individual arbitration, mass arbitration procedures, limitations of liability, venue selection, choice-of-law, and indemnification requirements. These requirements may be subject to differing interpretations, risks, and legal frameworks in different U.S. federal, state, and foreign courts, and may not be enforceable in some jurisdictions. If certain of our House Rules, policies, and other terms are not enforceable in particular jurisdictions or disputes, we could experience increased costs and expenses, litigation in multiple jurisdictions, inconsistent decisions, and/or forum shopping by third parties seeking jurisdictions amenable to their claims.
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
Privacy, data protection, and information security regulations are complex and rapidly evolving areas that have and may adversely affect our and our sellers’ business.

We collect, receive, use, store, disclose, share, and transfer a host of personal, confidential, and otherwise potentially protected information in the course of our operations, including to operate our business and for legal, compliance, and marketing purposes, which subjects us to an increasingly complex array of global privacy and data protection regulations. Authorities around the world have adopted and are considering a number of legislative and regulatory proposals affecting data protection, data usage, data transfer, localization, and information security, among other things. These laws and regulations are evolving, are subject to interpretation, and in some cases may conflict with each other, and create substantial operational, financial, regulatory, reputational, and legal risk to our business. We are subject to regular inquiries and requests from regulators regarding these efforts. Examples of these laws include:

•The E.U. General Data Protection Regulation and the U. K. General Data Protection Regulations, which apply to our activities conducted from an establishment in the European Union or the United Kingdom, respectively, or related to products and services that we offer to our users in the European Union or the United Kingdom.

•Various comprehensive U.S. state and international privacy laws, which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer and employee data.

•U.S. state laws governing the processing of biometric information, such as the Illinois Biometric Information Privacy Act, which impose obligations on businesses that collect or disclose consumer biometric information.

•Various federal, state, and international laws, like the Children’s Online Privacy Protection Act of 1998 and the U.K. Age-Appropriate Design Code, which govern the provision of services to children and minors, including the collection and processing of their data.

Further, we are subject to evolving international laws, regulations, decisional authority, and guidance governing whether, how, and under what circumstances we can transfer, process and/or receive personal data. The validity of various cross-border data transfer mechanisms remains subject to legal, regulatory, and political developments in both the European Union and the United States. Any changes to existing frameworks may require us to adapt our existing arrangements or impede our ability to effectively transfer data to our users, vendors, and partners in other jurisdictions.

Collectively, worldwide privacy, data protection, and information security laws and regulations have and may continue to change some of the ways that we, our sellers, our vendors, and other third parties collect, use, and share protected information, in some cases creating costly compliance obligations and/or impeding our business. For example, some of these requirements may introduce friction into the user experience on our platforms, restrict our ability to use data in ways that could benefit our sellers and our business, or impact the scope and effectiveness of our marketing efforts, any of which could negatively impact our business and future outlook.

We may fall short of our data protection obligations due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements). Any actual or perceived failure to comply with applicable privacy or data protection laws, our contractual obligations to third parties, our privacy policies, or similar requirements, could subject us to significant damages, fines, penalties, regulatory investigations, lawsuits, remediation costs, reputational damage, and/or other liabilities. In addition, although our sellers and vendors are independent businesses with their own data protection and privacy obligations, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability and costs of compliance and could harm our business.

We are also subject to various data breach notification laws and, in some instances, have contractual and other obligations to notify relevant stakeholders in the event of an actual or potential breach. Our contracts, our contractual representations, and/or industry standards, to varying extents, may require us to use industry-standard or other reasonable measures to safeguard personal or confidential information. Cyber-related events and security breaches even if only related to the actions of a third-party vendor, are and have been costly, could lead to negative publicity, may cause our users, employees, or other stakeholders to lose confidence in our security measures, may cause us to breach certain contracts, and may require us to expend significant resources to remediate. There can be no assurance that indemnity, contractual remedies, or insurance will be available or adequate to protect us from liabilities or damages in the event of a breach or cyber-related incident.

Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
The application of indirect taxes, such as sales and use tax, duties, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, and gross receipt tax, as well as tax information reporting obligations, to businesses like ours and to our sellers and buyers is a complex and evolving area. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain Etsy’s potential obligations, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, intellectual property, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, online child safety, social media regulation, marketplace seller regulation, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation such as under the E.U. Digital Services Act (“DSA”), packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, forced labor, and diversity, have been enacted or are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, some of which include specific disclosure requirements, target-driven frameworks, and/or due diligence obligations to which we may be subject.
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
We strive to comply over time with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may have not always fully complied and may not be able to fully or timely comply with all applicable laws in all jurisdictions where we operate, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit or discontinue our services in particular jurisdictions, any of which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to operate our business as we anticipate.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could also result in liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification, and other remedies to limit these liabilities may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers or other third parties is uncertain, complex, and evolving. Upcoming and proposed regulations may require marketplaces like ours to comply with specific obligations, beyond what marketplaces have traditionally been required to do, to avoid liability. With an increasing number of such laws being proposed and passed, the resulting compliance costs and potential liability risk could negatively impact our business.
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

New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, Toy Safety Regulation, changes to the Product Liability Directive, and efforts to restrict the scope of intermediary liability protections may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in various E.U. member states and other jurisdictions and sustainability-related E.U.-wide regulations directly impact our sellers, and impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. As another example, we may be impacted by the U.K.’s newly introduced Product Regulation and Metrology Bill, which could include a framework to regulate online marketplaces. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, or change our product offerings, functionality or operations in, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, to regulate content moderation, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content and content moderation decisions in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2024, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, which could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2024 and February 14, 2025, our common stock’s daily closing price on Nasdaq has ranged from a low of $47.48 to a high of $81.08. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.

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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2024, holders of the Notes are not eligible to convert their Notes during the first quarter of 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part II, Item 8, ”Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes.

Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On October 30, 2024, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock. As of December 31, 2024, approximately $1 billion remained available under all of our Board of Director approved stock repurchase programs. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in our exclusive forum provision. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
We use processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks. We also employ a range of tools and services, including network monitoring, vulnerability assessments, and tabletop exercises to inform our risk identification and assessment processes. We maintain an incident response plan that outlines the activities we take to respond to, remediate, and resolve any cybersecurity incidents, which include processes designed to triage, assess the severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with relevant legal obligations. Additionally, we conduct cybersecurity awareness and sensitive information protection training for our employees, and we periodically test the effectiveness of our training and policies through simulations, which may include simulated phishing emails and tabletop exercises.
We apply similar processes, technologies, and controls to manage cybersecurity risks associated with third-party suppliers. In addition, cybersecurity considerations affect the selection and oversight of our third-party suppliers. We perform diligence on critical third-party suppliers that have access to our systems and data and to facilities that house critical third-party systems or data, and we monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require third-parties that we have identified as parties that could introduce significant cybersecurity risk to agree by contract to manage their cybersecurity risks based on accepted industry standards and/or to agree to be subject to cybersecurity audits conducted by our agents, which we conduct as we deem appropriate.
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
To identify and assess material risks from cybersecurity threats, using our enterprise risk management framework, we consider cybersecurity risks as part of our overall risk assessment and risk management process. Our information security team serves as a first line of defense, including managing cyber risk strategy execution and owning the day-to-day management of these risks. Our enterprise risk management program serves as a second line of defense, bringing holistic risk oversight and serving as a partner to the business to help first line teams strategically manage risk. Our enterprise risk management function also establishes a risk and governance framework to help identify, prioritize and optimize risk-reward decisions. Certain risks identified by our enterprise risk management function, including cybersecurity risks, are monitored by our Risk Steering Committee, a senior management level committee that includes our Executive Team. The Risk Steering Committee’s review of these risks in turn informs the risk management updates provided to the Risk Oversight Committee of our Board of Directors. Additionally, Internal Audit will annually review certain aspects of our cybersecurity program and the related Internal Controls, and our external auditor will test relevant controls around our cybersecurity program and incident reporting. We also do external testing, and in 2024 completed a NIST Cybersecurity Framework audit with Mandiant.
Through these processes, we did not identify risks from current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information about these risks, please see the “Risk Factors” in this Annual Report.
Cybersecurity Governance
Our Board of Directors and our Risk Oversight Committee are actively engaged in the oversight of our information security program. Our Risk Oversight Committee assists our Board of Directors with its oversight of Etsy’s management of risk exposures, including oversight of technology and information security related risks, as well as oversight of management’s processes for effectively monitoring and mitigating risk.

Our management has general responsibility for day-to-day implementation of our information technology, cybersecurity, and privacy strategies and policies, including deployment and use of security tools, applications, and annual employee training. Role or project specific employee training, as well as other training, may occur more frequently than annually, as needed. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are typically led by our Chief Technology Officer (“CTO”), who is assisted by our Chief Information Security Officer (“CISO”). Our CISO, CTO, and our Risk Steering Committee are informed about and oversee the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
On December 5, 2024, we announced that our CTO would cease serving as CTO effective December 31, 2024, and that we had initiated a search for her successor. In the interim, two current vice presidents of engineering, one of whom is our CISO, are providing interim leadership of our engineering organization. Our CISO is also primarily responsible for cybersecurity and risk-related matters in his capacity as interim Co-CTO, with assistance from our Senior Director of Information Security. Our CISO has nearly twenty years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and secure architecture and design, as well as several relevant degrees and certifications, including a Bachelors of Science in Computer Engineering from the University of Denver, and IAPP Certified Information Privacy Technologist. Our CISO previously held certifications include ISC2 Certified Information Systems Security Professional, EC-Council Certified Chief Information Security Officer, and ISACA Certified Data Privacy Solutions Engineer.
Given the importance of information security to our stakeholders, our Risk Oversight Committee receives regular reports from our CISO on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness, as well as on the existing and emerging cyber threat landscape and our program for managing these security risks. In addition, our CISO has direct access to the chair of our Risk Oversight Committee and is expected to keep that committee apprised of any significant developments that may emerge between scheduled meetings that may require the attention of our Risk Oversight Committee.
Our Risk Oversight Committee provides a quarterly report to the Board of Directors on enterprise risk management matters overseen by that Committee, including cybersecurity-related matters. Our Board of Directors also periodically participates in tabletop exercises conducted by senior management, with the assistance of outside counsel as needed, as part of risk management and disaster-related planning to validate, test, and assess the effectiveness and adequacy of certain roles and decision-making processes in the event of a cyber-incident.
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
Holders of Record
As of the close of business on February 14, 2025, there were approximately 726 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
October 1 - 31	1,102	$50.74	1,102	$1,204,007
November 1 - 30	2,884	52.92	2,884	1,051,344
December 1 - 31	894	57.17	894	1,000,278
Total	4,880	53.20	4,880	1,000,278
(1)    Average price paid per share excludes broker commissions and excise tax.
(2)    In June 2023, our Board of Directors approved a stock repurchase program that authorizes repurchases of up to $1 billion of our common stock. The table also reflects the authorization, in October 2024, of a new stock repurchase program that authorizes repurchases of up to an additional $1 billion of our common stock. These stock repurchase programs have no expiration date.
(3)    These shares were purchased pursuant to a 10b5-1 trading plan or in open market purchases. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.

Performance Graph
Our 2023 Annual Report on Form 10-K included a comparison of the cumulative total return of our common stock with the S&P 500 Index since December 31, 2018. In 2024, there were changes to the indices that Etsy is included in, and, as a result, we believe that the S&P SmallCap 600 Index is a more appropriate index than the S&P 500 for comparison of our stock performance. If a company discloses a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly disclosed index and the index used in the immediately preceding year. Accordingly, the following graph shows a comparison from December 31, 2019 through December 31, 2024, of the cumulative total returns for our common stock, the Russell 1000 Index, the S&P 500 Index, and the S&P SmallCap 600 Index. The graph assumes $100 was invested at the market close on December 31, 2019 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Russell 1000 Index, S&P 500 Index, and S&P SmallCap 600 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the Russell 1000 Index, the S&P 500 Index, and the S&P SmallCap 600 Index

$700
$600
$500
$400
$300
$200
$100
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Etsy, Inc.
Russell 1000 Index
S&P 500 Index
S&P SmallCap 600 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces — which collectively create a “House of Brands” — share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
Our primary Etsy marketplace is the global destination for unique, creative goods from independent sellers. It connects artisans and entrepreneurs with thoughtful consumers seeking items that reflect their tastes and values. We aim to create a virtuous cycle that benefits all of our stakeholders. Ultimately, our success is tied to our sellers; we make money when they do. In addition to providing them with access to tens of millions of buyers, we offer tools and services to help sellers grow. For buyers, we surface quality listings that offer great value and provide a reliable shopping experience. When buyers are satisfied, it fuels this cycle.
In addition to our core Etsy marketplace, our “House of Brands” consists of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, and Depop Limited (“Depop”), our fashion resale marketplace acquired in 2021. Each Etsy, Inc. marketplace primarily operates independently, while benefiting from shared expertise in product development, marketing, technology, and customer support.
The results of Elo7 Serviços de Informática S.A. (“Elo7”), through its sale on August 10, 2023, are included in all financial and other metrics discussed in this report, unless otherwise noted.
We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace — our “Right to Win;”
•Growing the Etsy marketplace in our core geographies and globally; and
•Leveraging our marketplace playbook across our “House of Brands.”
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, helping sellers grow, and fostering engaged and impactful teams support our strategy, which you can read more about in Part I, Item 1, “Business—Primary Business Drivers.”
Annual Key Metrics and Financial Highlights
As of December 31, 2024, our marketplaces connected 8.1 million active sellers and 95.5 million active buyers in nearly every country in the world. In 2024, sellers generated GMS of $12.6 billion.
Total revenue was $2.8 billion in 2024, driven by growth in both Services and Marketplace revenue. In 2024, we recorded net income of $303.3 million and non-GAAP Adjusted EBITDA of $781.5 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.0 billion as of December 31, 2024. As of December 31, 2024, we had three outstanding series of convertible notes, which collectively had a net carrying value of $2.3 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In 2024, we had positive operating cash flows of $752.5 million.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). The financial results of Elo7 have been included in our consolidated financial results (“Consolidated”) until August 10, 2023 (the date of sale). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The financial measures and key operating metrics we use are:

Year Ended December 31,	% (Decline) / Growth Y/Y	Year Ended December 31,	% (Decline) / Growth Y/Y
2024	2023	2022

(in thousands, except percentages)
GMS (1)(2)	$12,586,952	$13,161,196	(4.4)%	$13,318,396	(1.2)%
Revenue	$2,808,332	$2,748,377	2.2%	$2,566,111	7.1%
Marketplace revenue	$2,020,744	$1,997,190	1.2%	$1,910,887	4.5%
Services revenue	$787,588	$751,187	4.8%	$655,224	14.6%
Gross profit	$2,033,778	$1,919,702	5.9%	$1,821,519	5.4%
Operating expenses	$1,653,570	$1,639,861	0.8%	$2,480,079	(33.9)%
Net income (loss)	$303,281	$307,568	(1.4)%	$(694,288)	(144.3)%
Net income (loss) margin (3)	10.8%	11.2%	(40)	bps	(27.1)%	3,830	bps
Adjusted EBITDA (Non-GAAP)	$781,538	$754,311	3.6%	$716,882	5.2%
Adjusted EBITDA margin (Non-GAAP)	27.8%	27.4%	40	bps	27.9%	(50)	bps

Active sellers (1)(4)	8,134	9,035	(10.0)%	7,470	21.0%
Active buyers (1)(4)	95,459	96,483	(1.1)%	95,076	1.5%
(1)Unaudited.
(2)Consolidated GMS for 2024 includes Etsy marketplace GMS of $10.9 billion, Reverb GMS of $917.9 million, and Depop GMS of $788.9 million.
(3)Net income (loss) margin is net income (loss) divided by revenue.
(4)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 5.6 million and 89.6 million, respectively, as of December 31, 2024. Consolidated active sellers and active buyers excludes Elo7 active sellers and buyers as of December 31, 2024 and 2023.
GMS
Gross merchandise sales (“GMS”) is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. GMS does not represent revenue earned by us. GMS is largely driven by transactions in our marketplaces and is not directly impacted by Services activity. However, because our revenue and cost of revenue depend significantly on the dollar value of items sold in our marketplace, we believe that GMS is an indicator of the success of our sellers, the satisfaction of our buyers, and the health and scale of our business. We track “Paid GMS” for the Etsy marketplace and define it as Etsy marketplace GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video.
As outlined on page 5 in Part I, Item 1, “Business” above, Etsy’s 2024 performance reflects the impact of pressure on consumer discretionary product spending, a highly promotional and competitive retail environment, and category mix. GMS decreased $574.2 million to $12.6 billion in 2024 compared to 2023. The approximately 4% decline in GMS compared to 2023 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 3.5% year-over-year to $121, along with a decline of 2.6% for active buyers on the Etsy marketplace, to 89.6 million.

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
For 2024, GMS ex-U.S. domestic as a percentage of total GMS was approximately 46%, compared to approximately 45% for 2023. Additionally, GMS ex-U.S. domestic decreased 3% from 2023 to 2024. Effective December 31, 2024, we have changed our presentation of U.S. versus non-U.S. GMS disclosure to focus on “buyer GMS,” which we believe provides a more useful view of our success attracting buyers and driving GMS from buyers outside the United States than our prior disclosure of GMS U.S. domestic versus GMS ex-U.S. domestic. As such, GMS ex-U.S. domestic is no longer reported as a key operating metric and beginning January 1, 2025 will not be disclosed. See Part I, Item 1, “Business—Overview” for more information.
Percent U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S is referred to as non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Year Ended December 31,
	2024	2023	2022
Percent U.S. Buyer GMS - Consolidated	74%	74%	74%
Percent U.S. Buyer GMS - Etsy marketplace	74%	74%	75%
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense; depreciation and amortization; provision (benefit) for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; retroactive non-income tax expense; restructuring and other exit costs; acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; and loss on sale of business. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, including their limitations as a financial measure, and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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
As reported and currency-neutral GMS (decline) / growth for the periods presented below are as follows:

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2024	(4.4)%	(4.5)%	0.1%
December 31, 2023	(1.2)%	(1.2)%	—%
December 31, 2022	(1.3)%	1.6%	(2.9)%

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us, including those discussed in Part I, Item 1, “Business,” but also pose risks and challenges, including those discussed in Part I, Item 1A, “Risk Factors.”
Components of Our Results of Operations
Revenue
Our revenue is diversified and generated from a mix of marketplace activities and other optional services we provide primarily to sellers to help them generate more sales and scale their businesses.
Marketplace Revenue: Etsy marketplace revenue is primarily comprised of the fees an Etsy marketplace seller pays for marketplace activities, including:
•The transaction fee that an Etsy marketplace seller pays for each completed transaction, inclusive of shipping fees charged, which increased from 5% to 6.5% effective April 11, 2022, and where applicable, an additional transaction fee of 12% or 15% related to offsite advertising (“Offsite Ads”);
•A fee for Etsy Payments, our payment processing product, which typically varies between 3.0% and 6.5% of an item’s total sale price, including shipping, plus a flat fee per order, that depends on the country in which a seller’s bank account is located. We earn additional fees on transactions in which currency conversions are performed; and
•The $0.20 listing fee for each item listed (for up to four months or until the item is sold or relisted, whichever comes sooner).
Reverb sellers pay a 5% transaction fee for each completed transaction, inclusive of shipping fees charged. In 2024, Depop removed seller transaction fees for sellers based in the United Kingdom and the United States, and introduced a buyer fee for buyers based in those locations of up to 5% of the item purchase price, plus a flat fee per order, excluding taxes and shipping fees charged. Prior to 2024, all Depop sellers paid a 10% transaction fee for each completed transaction. These marketplaces both charge a fee for payments processing and do not charge listing fees.
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
Costs and Operating Expenses
We include stock-based compensation expense in the applicable operating expense category based on the respective equity award recipient’s function. We also include restructuring and other exit costs in the applicable operating expense category of the impacted function.
Cost of Revenue: Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services and expenses associated with cloud-related hosting and bandwidth costs. Cost of revenue also includes certain employee compensation-related expenses as well as chargebacks to support payments revenue and costs of refunds made to buyers that we either are not able to collect from sellers or are otherwise covered by us, which we collectively refer to as cost of refunds. Additionally, cost of revenue includes depreciation and amortization and third-party customer support services.

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
Product development: Product development expenses consist primarily of employee compensation-related expenses for our engineering, product management, product design, and product research activities, net of costs capitalized to website and app development. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of our existing technology.
General and administrative: General and administrative expenses consist primarily of employee compensation-related expenses for our general corporate functions. General and administrative expenses also include costs associated with the use of facilities and equipment, including depreciation and amortization and office related expenses, professional services expenses, digital services tax, bad debt expense, and non-income tax items.
Asset impairment charges: Asset impairment charges consists of non-cash charges related to the impairment of goodwill, finite-lived intangible assets, and other long-lived assets.
Other Income (Expense)
Other income (expense) consists of interest and other income, interest expense, foreign exchange gain (loss), and, in 2023, also loss on sale of business which relates to the sale of Elo7. Interest and other income is primarily comprised of interest income from our investment accounts. Interest expense consists primarily of amortization of debt issuance costs and coupon interest expense related to our convertible notes. Interest expense also includes interest associated with the portion of our Brooklyn headquarters lease which is accounted for as a finance lease.
(Provision) Benefit for Income Taxes
Our (provision) benefit for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the other jurisdictions in which we operate. The (provision) benefit includes the effect of uncertain tax position reserves and changes to reserves that are considered appropriate as well as the related net interest and penalties.
For additional information, including a reconciliation of the U.S. federal statutory rate to our effective tax rate, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 3—Income Taxes.”

Comparison of 2024 and 2023
Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$2,020,744	$1,997,190	$23,554	1.2%	$1,910,887	$86,303	4.5%
Percentage of total revenue	72.0%	72.7%			74.5%
Services	$787,588	$751,187	$36,401	4.8%	$655,224	$95,963	14.6%
Percentage of total revenue	28.0%	27.3%			25.5%
Total revenue	$2,808,332	$2,748,377	$59,955	2.2%	$2,566,111	$182,266	7.1%
Marketplace revenue increased due to a mix of volume and pricing, primarily driven by Etsy and Depop payments expansion as well as higher payments revenue in locations in which we charge a higher payments fee for both the Etsy and Depop marketplaces. As part of the payments expansion, the share of Etsy marketplace GMS processed through our Etsy Payments platform increased to 98% for 2024 compared to 94% for 2023. The net increase in payments revenue includes a decrease related to the decline in Etsy marketplace GMS in 2024 compared to 2023. Additionally, marketplace revenue increased due to pricing, driven by the launch of a seller set-up fee for the Etsy marketplace in 2024, under which a seller pays a set-up fee when they open a shop. These increases were partially offset by a decrease in transaction fee revenue due to a mix of volume and pricing, and primarily driven by a decline in GMS for the Etsy marketplace. The decline in net transaction fee revenue was partially offset by an increase in GMS for the Depop marketplace and an increase in transaction fee revenue from offsite advertising that generates a higher transaction fee. Overall, payments revenue increased 5.4% in 2024 compared to 2023 and transaction fee revenue decreased 1.5% in 2024 compared to 2023.
The growth in Services revenue was primarily driven by an increase of 4.2% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads. Service revenue also increased, to a lesser extent, due to an increase of 14.8% in shipping label revenue, primarily due to the Depop marketplace.
Costs and Operating Expenses
There were approximately 2,400 total employees worldwide on December 31, 2024, including approximately 180 Reverb employees and approximately 400 Depop employees. This is compared with approximately 2,420 total employees worldwide on December 31, 2023, after giving effect to employee departures in connection with our workforce reductions in the fourth quarter of 2023.
References to decreases in employee compensation-related expenses in the captions below are primarily related to our workforce reductions in the fourth quarter of 2023.
Cost of Revenue

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$774,554	$828,675	$(54,121)	(6.5)%	$744,592	$84,083	11.3%
Percentage of total revenue	27.6%	30.2%			29.0%
The decrease in cost of revenue was primarily driven by a decrease in cost of refunds. Additionally, cost of revenue decreased, to a lesser extent, due to reduced employee compensation-related expenses and cloud-related hosting and bandwidth costs, and were largely offset by an increase in amortization due to increases in capitalized website and app development costs. There was also a slight net decrease in payments processing fees driven by Etsy marketplace cost optimization efforts and GMS decrease, which were largely offset by an increase due to the Etsy and Depop payments expansion and Depop marketplace GMS increase. We gained leverage as cost of revenue did not increase as fast as revenue.

Marketing

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Marketing	$856,565	$759,196	$97,369	12.8%	$710,399	$48,797	6.9%
Percentage of total revenue	30.5%	27.6%			27.7%
The increase in marketing expenses was driven by increased performance marketing costs, as we continued to invest in efficient channels and regions with positive return on investment. Additionally, marketing expenses increased, to a lesser extent, due to brand marketing costs, primarily driven by Depop U.S. brand marketing campaigns, and were largely offset by a decrease in employee compensation-related expenses. Paid GMS was 21% of overall GMS for 2024 compared to 20% for 2023.
Product development

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Product development	$443,056	$469,332	$(26,276)	(5.6)%	$412,398	$56,934	13.8%
Percentage of total revenue	15.8%	17.1%			16.1%
Product development expenses decreased, primarily due to decreased employee compensation-related expenses, including stock-based compensation. We gained leverage as product development expenses did not increase as fast as revenue.
General and administrative

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
General and administrative	$353,949	$343,242	$10,707	3.1%	$312,260	$30,982	9.9%
Percentage of total revenue	12.6%	12.5%			12.2%
General and administrative expenses increased, primarily due to net unfavorable non-income tax items, including net favorable items in 2023 which did not occur in 2024, as well as retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022. This increase was partially offset by a decrease in bad debt expense and employee compensation-related expenses. The decrease in bad debt expense was primarily driven by Etsy Payments expansion, which shifted more Etsy marketplace sellers to Etsy payments, which reduces accounts receivable.
Asset impairment charges

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Asset impairment charges	$—	$68,091	$(68,091)	NM	$1,045,022	$(976,931)	(93.5)%
Percentage of total revenue	—%	2.5%			40.7%
Asset impairment charges were $68.1 million in 2023 related to the impairment of intangible assets and property and equipment of Elo7. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” and “Note 9—Property and Equipment” for more information. There were no asset impairment charges in 2024.

Other Income (Expense)

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
Other income (expense):
Interest expense	$(13,806)	$(14,042)	$236	(1.7)%	$(14,168)	$126	(0.9)%
Interest and other income	30,982	35,999	(5,017)	(13.9)%	10,956	25,043	228.6%
Foreign exchange gain (loss)	13,391	(6,348)	19,739	(310.9)%	(206)	(6,142)	2,981.6%
Loss on sale of business	—	(2,630)	2,630	NM	—	(2,630)	NM
Other income (expense)	$30,567	$12,979	$17,588	135.5%	$(3,418)	$16,397	(479.7)%
Percentage of total revenue	1.1%	0.5%			(0.1)%
Other income increased, primarily driven by the remeasurement of non-functional currency cash and intercompany balances as changes in exchange rates resulted in a noncash gain for 2024 as compared to a noncash loss for 2023.
(Provision) Benefit for Income Taxes

	Year Ended December 31,		Change Y/Y		Year Ended December 31,	Change Y/Y
	2024	2023	$	%	2022	$	%

	(in thousands, except percentages)
(Provision) benefit for income taxes	$(107,494)	$14,748	$(122,242)	(828.9)%	$(32,310)	$47,058	(145.6)%
Percentage of total revenue	(3.8)%	0.5%			(1.3)%

The primary drivers of our income tax provision for 2024 were tax expense on income before income taxes and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.

The primary drivers of our income tax benefit for 2023 were a $55.9 million tax benefit related to Elo7 and a benefit related to research and development tax credits, partially offset by tax expense on income before income taxes and tax deficiencies from stock-based compensation.
Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin
In this Annual Report, we provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude: stock-based compensation expense; depreciation and amortization; provision (benefit) for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; retroactive non-income tax expense; restructuring and other exit costs; acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; and loss on sale of business. We also provide Adjusted EBITDA margin, a non-GAAP financial measure that presents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not consider the non-cash expense of stock-based compensation expense, which has been, and for the foreseeable future is expected to continue to be, a significant recurring expense and an important part of how we attract, reward, and retain employees;
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
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31, 2024
	2024	2023	2022
	(in thousands)
Net income (loss)	$303,281	$307,568	$(694,288)
Excluding:
Stock-based compensation expense	282,847	284,558	230,888
Depreciation and amortization	108,074	91,323	96,702
Provision (benefit) for income taxes	107,494	(14,748)	32,310
Interest and other non-operating (income) expense, net	(17,176)	(21,957)	3,212
Foreign exchange (gain) loss	(13,391)	6,348	206
Retroactive non-income tax expense (1)	6,124	—	—
Restructuring and other exit costs	2,807	26,577	—
Acquisition, divestiture, and corporate structure-related expenses	1,478	3,921	2,830
Asset impairment charges	—	68,091	1,045,022
Loss on sale of business	—	2,630	—
Adjusted EBITDA	$781,538	$754,311	$716,882
Divided by
Revenue	$2,808,332	$2,748,377	$2,566,111
Adjusted EBITDA margin	27.8%	27.4%	27.9%
(1) Retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.0 billion as of December 31, 2024. Additionally, we have $111.7 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of December 31, 2024, we had net working capital of $662.6 million and in 2024, we had positive operating cash flows of $752.5 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of December 31, 2024, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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

Sources of Liquidity
We expect to continue to generate net positive operating cash flow, and the cash we generate from our core operations enables us to fund ongoing operations including investing in the areas outlined in Part I, Item 1, “Business—Primary Business Drivers.”
We also have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the 2023 Credit Agreement.
Material Cash Requirements
Our cash commitments as of December 31, 2024 were as follows (in thousands):

Debt obligations	$2,299,887
Interest payments	12,812
Finance lease obligations	145,859
Operating lease obligations	64,898
Purchase obligations	137,003
Total cash commitments	$2,660,459
Debt obligations consist of the 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and the 2020 Notes, the “Notes”), which will mature on June 15, 2028, September 1, 2027, and October 1, 2026, respectively, unless earlier converted or repurchased. Based on the terms of each series of Notes, when a conversion notice is received, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof. No debt obligations are due within 12 months.
Interest payments consist of interest due in connection with our Notes, $4.1 million of which are due within 12 months.
Finance lease obligations consist of a portion of the lease on our headquarter office located in Brooklyn, New York, and include imputed interest and tenant improvement allowances. $9.9 million of finance lease obligations are due within 12 months.
Operating lease obligations consist of obligations under non-cancelable operating leases, including a portion of our headquarter office located in Brooklyn, New York and for a majority of our other office locations, and include imputed interest and tenant improvement allowances. $3.5 million of operating lease obligations are due within 12 months.
Purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. For agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included in the table above were limited to the non-cancelable portion of the agreement terms and where applicable the minimum cancellation fees, and are only included to the extent that they further reduce minimum commitments. Since this disclosure only includes minimum commitments, actual spend may vary from the amount disclosed.
In addition, we have uncertain tax positions of $56.8 million and non-income tax related contingency reserves of $31.6 million. These amounts are not reflected in the table as the ultimate resolution and timing are uncertain.

In June 2023, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $1 billion of our common stock. In October 2024, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $1 billion of our common stock. As of December 31, 2024, the remaining amount available to be repurchased under the approved plans was $1.0 billion.
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

Historical Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cash provided by (used in):
Operating activities	$752,469	$705,513	$683,612
Investing activities	(53,101)	(73,307)	(30,024)
Financing activities	(787,168)	(656,533)	(506,484)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platforms, as well as cash payments for direct marketing expenses, employee compensation-related expenses, and payments processing fees. The increase in 2024 of $47.0 million, compared to the same period in 2023, was primarily due to timing of the payment of prepaid expenses and other current assets, partially offset by a decrease in cash net income.
Net Cash Used in Investing Activities
Net cash used in investing activities corresponds with purchases and sales and maturities of investments and cash capital expenditures, including investments in website and app development and purchases of property and equipment to support our overall business growth. The decrease in 2024 of $20.2 million, compared to the same period in 2023, was primarily due to a decrease in net purchases of investments.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash outflows from stock repurchases and payment of tax obligations on vested equity awards. The increase in 2024 of $130.6 million, compared to the same period in 2023, was primarily due to an increase in stock repurchases.
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
We believe that certain assumptions and estimates associated with income taxes; valuation of goodwill; and leases are material in nature due to the subjectivity associated with them and have the greatest potential impact on our consolidated financial statements. Therefore, we consider the assumptions and estimates associated with these (as further detailed below) to be our critical accounting estimates. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for further information on our critical accounting policies related to revenue recognition, income taxes, goodwill, and leases.
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

Valuation of Goodwill
Goodwill is tested for impairment at the reporting unit level annually, or more frequently if triggering events occur. We have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes certain significant judgments including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, and other relevant considerations impacting the reporting unit. If we elect to bypass the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference, not exceeding the carrying amount of goodwill. To determine a reporting unit’s fair value, we apply the income approach, which uses management’s forecasts to estimate future net available cash flows. Significant judgments inherent in this analysis include, but are not limited to, estimates of future revenue, operating margins, long-term growth rates, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, or if we experience significant, adverse changes to long-term growth rate or discount rate assumptions, it could result in a material impact on our consolidated financial statements in future periods.
As of the annual impairment testing date in the fourth quarter of 2024, we completed a qualitative analysis for the Etsy and Reverb reporting units, which indicated no impairment.
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
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” for further discussion and presentation of these amounts.
Leases
Leases with a term greater than one year are recognized on the consolidated balance sheets as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Additionally, the estimates of the present value of lease payments over the expected lease term along with the estimated fair value of the real estate properties or other assets leased by us affect the recognition of a lease transaction either as an operating or finance lease, which impacts the classification in our consolidated financial statements.
Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for information regarding recently adopted and recently issued accounting pronouncements.

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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% change in foreign currency exchange rates would have resulted in a decrease to revenue of $113.7 million or approximately 4.0% of total revenue for 2024. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $30.7 million based on balance sheet balances as of December 31, 2024. This compares to a revenue decrease of $111.1 million or approximately 4.0% of total revenue for 2023 and currency exchange loss of $11.5 million based on the same analysis performed on balance sheet balances as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.
Index to the Consolidated Financial Statements

85	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
87	Consolidated Balance Sheets
88	Consolidated Statements of Operations
89	Consolidated Statements of Comprehensive Income (Loss)
90	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
91	Consolidated Statements of Cash Flows
93	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Etsy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Etsy Marketplace and Services Revenue

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue was $2,808 million for the year ended December 31, 2024, of which a significant portion relates to revenue for Etsy marketplace and services. The Company generates revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels. Revenues are primarily recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For marketplace revenue, as members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Services revenue is derived from optional services offered to Etsy marketplace sellers, which primarily include on-site advertising and shipping labels. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service.

The principal consideration for our determination that performing procedures relating to revenue recognition for Etsy marketplace and services revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for Etsy marketplace and services revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition processes, including controls over the revenue recognition for Etsy marketplace and services revenue at the agreed upon price, when the revenue recognition criteria have been met. These procedures also included, among others (i) testing revenue recognized, on a sample basis, of Etsy marketplace revenue transactions and testing revenue recognized, on a sample basis, of services revenue transactions attributable to the Etsy marketplace by obtaining and inspecting source documents, such as contracts, invoices, evidence of satisfaction of performance obligation, and cash receipts, and recalculating revenue recognized and (ii) testing, on a sample basis, refund transactions by obtaining and inspecting source documents, such as credit memos, invoices, and cash payments.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2025

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$811,178	$914,323
Short-term investments	228,322	236,118
Accounts receivable, net	8,702	24,734
Prepaid and other current assets	89,931	129,884
Funds receivable and seller accounts	189,558	265,387
Total current assets	1,327,691	1,570,446
Property and equipment, net	236,706	249,794
Goodwill	137,089	138,377
Intangible assets, net	413,898	457,140
Deferred tax assets	145,630	137,776
Long-term investments	111,725	86,676
Other assets	45,043	45,191
Total assets	$2,417,782	$2,685,400
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,979	$29,920
Accrued expenses	374,947	353,553
Finance lease obligations—current	6,148	6,079
Funds payable and amounts due to sellers	189,558	265,387
Deferred revenue	19,213	14,635
Other current liabilities	49,268	41,207
Total current liabilities	665,113	710,781
Finance lease obligations—net of current portion	93,482	99,620
Deferred tax liabilities	7,957	13,192
Long-term debt, net	2,288,083	2,283,817
Other liabilities	122,013	121,705
Total liabilities	3,176,648	3,229,115
Commitments and contingencies (Note 13)
Stockholders' deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of December 31, 2024 and 2023; 108,540 and 119,069 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	109	119
Preferred stock ($0.001 par value, 25,000 shares authorized as of December 31, 2024 and 2023)	—	—
Additional paid-in capital	1,322,809	1,081,026
Accumulated deficit	(1,784,037)	(1,357,390)
Accumulated other comprehensive loss	(297,747)	(267,470)
Total stockholders' deficit	(758,866)	(543,715)
Total liabilities and stockholders’ deficit	$2,417,782	$2,685,400

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,808,332	$2,748,377	$2,566,111
Cost of revenue	774,554	828,675	744,592
Gross profit	2,033,778	1,919,702	1,821,519
Operating expenses:
Marketing	856,565	759,196	710,399
Product development	443,056	469,332	412,398
General and administrative	353,949	343,242	312,260
Asset impairment charges	—	68,091	1,045,022
Total operating expenses	1,653,570	1,639,861	2,480,079
Income (loss) from operations	380,208	279,841	(658,560)
Other income (expense):
Interest expense	(13,806)	(14,042)	(14,168)
Interest and other income	30,982	35,999	10,956
Foreign exchange gain (loss)	13,391	(6,348)	(206)
Loss on sale of business	—	(2,630)	—
Total other income (expense)	30,567	12,979	(3,418)
Income (loss) before income taxes	410,775	292,820	(661,978)
(Provision) benefit for income taxes	(107,494)	14,748	(32,310)
Net income (loss)	$303,281	$307,568	$(694,288)
Net income (loss) per share attributable to common stockholders:
Basic	$2.64	$2.51	$(5.48)
Diluted	$2.35	$2.24	$(5.48)
Weighted average common shares outstanding:
Basic	114,944	122,503	126,779
Diluted	131,721	140,145	126,779

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$303,281	$307,568	$(694,288)
Other comprehensive (loss) income:
Cumulative translation adjustment	(30,503)	44,977	(237,784)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $72, $574, and $(448), respectively	226	1,770	(1,419)
Total other comprehensive (loss) income	(30,277)	46,747	(239,203)
Comprehensive income (loss)	$273,004	$354,315	$(933,491)

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2021	127,022	$127	$631,762	$71,744	$(75,014)	$628,619
Stock-based compensation (1)	191	—	248,114	—	—	248,114
Exercise of vested options	817	1	15,023	—	—	15,024
Vesting of restricted stock units, net of shares withheld	982	1	(79,814)	—	—	(79,813)
Stock repurchase	(3,958)	(4)	—	(425,723)	—	(425,727)
Other comprehensive loss	—	—	—	—	(239,203)	(239,203)
Net loss	—	—	—	(694,288)	—	(694,288)
Balance as of December 31, 2022	125,054	125	815,085	(1,048,267)	(314,217)	(547,274)
Stock-based compensation (1)	46	—	300,687	—	—	300,687
Exercise of vested options	624	1	14,227	—	—	14,228
Settlement of capped call	(1,194)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	—	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	1,419	1	(83,196)	—	—	(83,195)
Stock repurchase	(6,880)	(7)	—	(582,468)	—	(582,475)
Other comprehensive income	—	—	—	—	46,747	46,747
Net income	—	—	—	307,568	—	307,568
Balance as of December 31, 2023	119,069	119	1,081,026	(1,357,390)	(267,470)	(543,715)
Stock-based compensation (1)	21	—	299,472	—	—	299,472
Exercise of vested options	158	—	3,907	—	—	3,907
Vesting of restricted stock units, net of shares withheld	1,493	2	(61,596)	—	—	(61,594)
Stock repurchase	(12,201)	(12)	—	(729,928)	—	(729,940)
Other comprehensive loss	—	—	—	—	(30,277)	(30,277)
Net income	—	—	—	303,281	—	303,281
Balance as of December 31, 2024	108,540	$109	$1,322,809	$(1,784,037)	$(297,747)	$(758,866)

(1) Includes the partial payment of Depop deferred consideration. See “Note 15—Stock-based Compensation” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$303,281	$307,568	$(694,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	282,847	284,558	230,888
Depreciation and amortization expense	108,074	91,323	96,702
Provision for expected credit losses	11,950	19,634	12,464
Asset impairment charges	—	68,091	1,045,022
Deferred benefit for income taxes	(14,445)	(50,086)	(55,303)
Loss on sale of business	—	2,630	—
Other non-cash (income) expense, net	(18,962)	5,499	7,661
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	3,573	(16,066)	(14,056)
Funds receivable and seller accounts	69,093	(29,328)	(20,570)
Prepaid expenses and other current assets	39,317	(47,490)	23,840
Other assets	(1,381)	(2,409)	7,390
Accounts payable	(3,511)	2,582	532
Accrued and other current liabilities	34,240	34,439	6,439
Funds payable and amounts due to sellers	(69,093)	29,328	20,570
Deferred revenue	4,945	457	1,905
Other liabilities	2,541	4,783	14,416
Net cash provided by operating activities	752,469	705,513	683,612
Cash flows from investing activities
Cash paid for intangible assets	—	(12)	(6,456)
Purchases of property and equipment	(14,208)	(12,938)	(10,237)
Website and app development	(29,290)	(26,958)	(20,506)
Purchases of investments	(330,763)	(342,850)	(270,345)
Sales and maturities of investments	321,160	309,451	277,520
Net cash used in investing activities	(53,101)	(73,307)	(30,024)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(61,588)	(83,441)	(79,163)
Repurchase of stock	(723,899)	(576,968)	(425,727)
Proceeds from exercise of stock options	3,907	14,228	15,024
Payments on finance lease obligations	(6,091)	(6,278)	(6,307)
Other financing, net	503	(4,074)	(10,311)
Net cash used in financing activities	(787,168)	(656,533)	(506,484)
Effect of exchange rate changes on cash	(15,345)	12,031	(6,022)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(103,145)	(12,296)	141,082
Cash, cash equivalents, and restricted cash at beginning of period	914,323	926,619	785,537
Cash, cash equivalents, and restricted cash at end of period	$811,178	$914,323	$926,619

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Cash paid for interest	$9,052	$9,315	$9,534
Cash paid for income taxes, net of refunds	$89,579	$42,676	$41,679
Supplemental non-cash disclosures:
Stock-based compensation capitalized in website and app development and asset additions in exchange for liabilities	$19,214	$19,437	$9,799
Excise tax payable	$6,041	$5,507	$—
Lease assets obtained in exchange for new lease liabilities	$5,472	$7,751	$1,727
Deferred consideration (1)	$1,413	$4,611	$17,197
(1) See “Note 15—Stock-based Compensation” for more information on the settlement of deferred consideration.

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces — which collectively create a “House of Brands” — share the Company’s mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy, is the global destination for unique, creative goods from independent sellers. The Company generates revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On August 10, 2023, Etsy closed the sale of the parent holding company of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items, to Enjoei S.A., a corporation in Brazil. The financial results of Elo7 have been included in Etsy’s consolidated financial statements until August 10, 2023. See “Note 5—Sale of Business” for more information.
Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes; valuation of goodwill; and leases. As of December 31, 2024, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Revenue Recognition
The Company’s revenue is diversified; generated from a mix of marketplace activities and other optional services the Company provides primarily to sellers to help them generate more sales and scale their businesses. Revenues are primarily recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction. The majority of the Company’s revenue is recognized on a gross basis, with the primary exception being shipping label revenue, which is recorded on a net basis. Sales and usage-based taxes are excluded from revenue.
Marketplace revenue: As members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Etsy marketplace sellers pay a fixed listing fee of $0.20 for each item listed on the Etsy marketplace, and the listing fee is recognized ratably over a four-month listing period, unless the item is sold, at which time any remaining listing fee is recognized. Listing fees are nonrefundable.
Variable fees include transaction fees and payments processing fees. Etsy marketplace sellers pay a 6.5% transaction fee, which was increased from 5% effective April 11, 2022, for each completed transaction, inclusive of shipping fees charged. The Etsy marketplace charges sellers for Offsite Ads, whereby sellers pay a transaction fee of 12% or 15% of the value of a sale based on

Etsy, Inc.
Notes to Consolidated Financial Statements
the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy marketplace sellers pay Etsy Payments processing fees, which typically vary between 3.0% and 6.5% of an item’s total sale price, including shipping, plus a flat fee per order that depends on the country in which a seller’s bank account is located, plus an additional transaction fee for foreign currency payments. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated, and are recorded net of refunds.
Reverb marketplace revenue is comprised of seller transaction fees and payments processing fees, which are recognized when the transaction is consummated, and are recorded net of refunds. Reverb sellers pay a 5% transaction fee for each completed transaction, inclusive of shipping fees charged.
Depop marketplace revenue is comprised of seller and buyer transaction fees and payments processing fees. In 2024, Depop removed seller transaction fees for sellers based in the U.K. and the U.S., and introduced a buyer fee for buyers based in those locations of up to 5% of the item purchase price, plus a flat fee per order, excluding taxes and shipping fees charged. Prior to 2024, all Depop sellers paid a 10% transaction fee for each completed transaction, regardless of the seller’s location. Seller and buyer transaction fees and payments processing fees are recognized when the transaction is consummated, and are recorded net of refunds.
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
Contract balances: The Company primarily records deferred revenue when cash payments are received or due in advance of the completion of the four-month listing period on the Etsy marketplace, which represents the value of the Company’s unsatisfied performance obligations, unless the item is sold, at which time any remaining listing fee is recognized. The amount of revenue recognized in 2024 that was included in the deferred balance at January 1, 2024 was $13.9 million.
Cost of Revenue
Cost of revenue primarily consists of the cost of interchange and other fees for payments processing services and expenses associated with cloud-related hosting and bandwidth costs. Cost of revenue also includes certain employee compensation-related expenses as well as chargebacks to support payments revenue and costs of refunds made to buyers that the Company is either not able to collect from sellers or are otherwise covered by us, which the Company collectively refers to as cost of refunds. Additionally, cost of revenue includes depreciation and amortization and third-party customer support services.
Marketing
Marketing expenses primarily consist of direct marketing expenses, which largely includes digital marketing (also referred to as performance marketing) and television ad and digital video expenses. Marketing expenses also include employee compensation-related expenses to support the Company’s marketing initiatives and amortization expense related to acquired customer relationship and trademark intangible assets. Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $726.8 million, $624.3 million, and $581.1 million in 2024, 2023, and 2022, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
Product Development
Product development expenses consist primarily of employee compensation-related expenses for engineering, product management, product design, and product research activities, net of costs capitalized to website and app development. Additional expenses include consulting costs related to the development, quality assurance, and testing of new technology and enhancement of the Company’s existing technology.
Stock-Based Compensation
Service-based restricted stock units (“RSUs”) are awarded to employees and members of the Company’s Board of Directors and performance-based restricted stock units (“PBRSUs”) are awarded to employees. All such awards are measured at fair value at each grant date.
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
The requisite service period for employee RSUs is generally four years from the grant date. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
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
Cash and Cash Equivalents, and Short- and Long-term Investments
The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash restricted by third-parties is not considered cash and cash equivalents. Short-term and long-term investments primarily consist of available-for-sale debt securities, which are reported at fair value using the specific identification method. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. Available-for-sale debt securities with maturities of 12 months or less as of the balance sheet date are classified as short-term investments and available-for-sale debt securities with maturities greater than 12 months are classified as long-term investments. Unrealized gains and losses are primarily excluded from earnings and reported as a component of other comprehensive income (loss), net of related tax expense (benefit).
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. The Company had no restricted cash as of December 31, 2024 or 2023.
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
Fair Value of Financial Instruments
Management believes that the fair value of financial instruments, consisting of cash and cash equivalents and available-for-sale debt securities recorded in short- and long-term investments, accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximates carrying value due to the immediate or short-term maturity associated with these instruments or the Company’s ability to liquidate these instruments at short notice with minimal penalties.

Etsy, Inc.
Notes to Consolidated Financial Statements
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
The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance as of the beginning of period	$10,149	$8,303	$7,730
Provision for expected credit losses	11,950	19,634	12,464
Amounts written off, net of recoveries	(16,010)	(17,788)	(11,891)
Balance as of the end of period	$6,089	$10,149	$8,303
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
Property and Equipment
Property and equipment, consisting principally of capitalized website and app development, building, leasehold improvements, and computer equipment, are recorded at cost. Depreciation and amortization begin at the time the asset is placed into service and is recognized using the straight-line method in amounts sufficient to relate the cost of depreciable and amortizable assets to the Consolidated Statements of Operations over their estimated useful lives. Repairs and maintenance are charged to the Consolidated Statements of Operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations.
Website and App Development Costs
Costs incurred to develop the Company’s website and app for internal-use are capitalized and amortized over the estimated useful life of the technology, generally three to five years. Capitalization of costs to develop technology begin when website application and infrastructure development efforts commence, management has authorized and committed project funding, and it is probable that the project will be completed and the technology will be used as intended. Costs related to the planning or maintenance of the Company’s website and app are expensed as incurred. The Company periodically reviews capitalized website

Etsy, Inc.
Notes to Consolidated Financial Statements
and app development costs to determine whether the projects will be completed, placed in service, removed from service, or replaced by other internally-developed or third-party technology. If an asset is not expected to provide any future use, the asset is retired and any unamortized cost is expensed.
Capitalized website and app development costs are included in property and equipment, net within the Consolidated Balance Sheets.
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
The Company performs its annual goodwill impairment test in the fourth quarter, or more frequently if an interim triggering event occurs that may indicate potential impairment. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company is required to perform a quantitative assessment for impairment. Under the quantitative goodwill impairment test, if a reporting unit’s carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit. The determination of whether it is more likely than not that our reporting units’ fair values are greater than their carrying values involves significant judgments which include, but are not limited to, estimates of future revenue, operating margins, long-term growth rates, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, or if we experience significant, adverse changes to long-term growth rate or discount rate assumptions, it could result in a material impact on our consolidated financial statements in future periods. Further, it is reasonably possible that changes in the strategic direction of one or more of our reporting units could occur in the near term, which could have a material impact on the fair value determination of our reporting units.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. The Company did not recognize any long-lived asset impairment charges in 2024 and 2022. See “Note 6—Goodwill and Intangible Assets” and “Note 9—Property and Equipment” for further information.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in the fourth quarter of 2024. Refer to “Note 7—Segment and Geographic Information" for the additional disclosures required per this standard.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and can be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The primary objective is to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The ASU requires that public business entities: (1) Disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, (2) include certain amounts that are required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU can be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

Etsy, Inc.
Notes to Consolidated Financial Statements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the effective tax rate reconciliation and (2) provide additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, it requires all entities disclose the following information about income taxes paid on an annual basis: (1) the year-to-date amounts of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The amendments in this proposed ASU can be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Marketplace revenue	$2,020,744	$1,997,190	$1,910,887
Services revenue	787,588	751,187	655,224
Revenue	$2,808,332	$2,748,377	$2,566,111
See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition” for additional information on revenue recognition. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Accounts Receivable and Provision for Expected Credit Losses” for additional information on the Company’s payment terms.
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$189,734	$167,924	$225,685
International	221,041	124,896	(887,663)
Income (loss) before income taxes	$410,775	$292,820	$(661,978)
The income tax provision (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$73,298	$13,737	$46,700
U.S. State	18,170	(5,642)	16,036
International	30,472	27,243	24,877
Total current	121,940	35,338	87,613
Deferred:
U.S. Federal	(10,877)	(20,925)	(18,753)
U.S. State	1,437	5,176	(7,866)
International	(5,006)	(34,337)	(28,684)
Total deferred	(14,446)	(50,086)	(55,303)
Total income tax provision (benefit)	$107,494	$(14,748)	$32,310

Etsy, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax provision (benefit) at the U.S. federal statutory income tax rate to the Company’s total income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax provision (benefit) at the federal statutory rate	$86,263	$61,492	$(139,015)
State and local income taxes, net of federal benefit	7,970	4,329	10,516
Foreign income tax rate differential	(33,066)	(40,506)	(89,903)
Stock-based compensation	39,036	15,167	(12,863)
Research and development credit	(12,321)	(19,034)	(19,603)
Financing and interest	5,736	—	—
Non-deductible goodwill impairment	—	—	274,492
Change in valuation allowance	5,545	10,285	—
Divestiture of Elo7	—	(55,934)	—
Other	8,331	9,453	8,686
Total income tax provision (benefit)	$107,494	$(14,748)	$32,310
Effective income tax rate	26.2%	(5.0)%	(4.9)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$81,679	$75,967
Research and development credit carryforwards	771	3,242
Capitalized research expenses	118,167	100,996
Lease liability	33,601	32,034
Stock-based compensation expense	26,930	25,690
Financing and interest	15,309	31,583
Accrued bonus	11,103	10,616
Excess tax basis in intangible assets	2,696	2,424
Other deferred tax assets	17,886	16,737
Total deferred tax assets	308,142	299,289
Less: valuation allowance	12,481	4,154
Total net deferred tax asset	295,661	295,135

Deferred tax liabilities:
Excess book basis in intangible assets	(104,612)	(118,378)
Right-of-use asset	(30,306)	(30,556)
Depreciation	(22,030)	(21,105)
Other deferred tax liabilities	(1,040)	(512)
Total deferred tax liabilities	(157,988)	(170,551)
Net deferred tax assets	$137,673	$124,584

Etsy, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, the Company had the following tax credit and operating loss carryforwards available to offset income tax liability and taxable income, respectively, in future years (in thousands):

	December 31, 2024	Expiration Period
U.S. Federal credit carryforwards	$4,086	2031-2034
U.S. State net operating loss carryforwards	48,621	2031-Unlimited
U.S. State credit carryforwards	4,006	Unlimited
Non-U.S. net operating loss carryforwards	315,467	Unlimited
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
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance as of the beginning of period	$4,154	$3,524	$1,834
Additions charged to expense	8,578	10,960	1,796
Deletions credited to expense	—	(124)	—
Currency translation and other balance sheet activity	(251)	(10,206)	(106)
Balance as of the end of period	$12,481	$4,154	$3,524

Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity as well as the amounts included on the Consolidated Balance Sheets for the periods indicated (in thousands):

	As of December 31,
	2024	2023	2022
Balance as of the beginning of period	$51,673	$35,158	$28,842
Additions based on tax positions related to the current year	7,451	10,225	5,206
Additions for tax positions of prior years	2,846	6,278	1,754
Reductions for tax provisions of prior years	(853)	—	(509)
Lapse of statute of limitations	(4,172)	(3)	—
Settlements	(107)	—	(107)
Currency translation	(29)	15	(28)
Balance as of the end of period	$56,809	$51,673	$35,158
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $54.1 million at December 31, 2024.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The Company is subject to taxation in the United States, Ireland, the United Kingdom, and various U.S. states and foreign jurisdictions. As of December 31, 2024, for major tax jurisdictions the following tax years remain open to examination:

Years Open
United States	2021-2024
Ireland	2020-2024
United Kingdom	2018-2024
U.S. States	2014-2024
The Company is under examination by the U.S. Internal Revenue Service for the calendar year 2022, as well as by several U.S. states and non-U.S. jurisdictions for various years. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.
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
Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which the Company’s current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and has been enacted by a significant number of countries effective starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to these rules. The FASB indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The Company’s annual tax provision includes the impact of Pillar Two, however, the impact is not material. Management will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which the Company operates.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$303,281	$307,568	$(694,288)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	6,325	6,336	—
Net income (loss) attributable to common stockholders—diluted	$309,606	$313,904	$(694,288)

Denominator:
Weighted average common shares outstanding—basic	114,944	122,503	126,779
Dilutive effect of outstanding stock-based compensation awards	2,063	2,928	—
Dilutive effect of assumed conversion of convertible senior notes	14,714	14,714	—
Weighted average common shares outstanding—diluted	131,721	140,145	126,779

Net income (loss) per share attributable to common stockholders—basic	$2.64	$2.51	$(5.48)
Net income (loss) per share attributable to common stockholders—diluted	$2.35	$2.24	$(5.48)
The following potential shares of common stock were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation awards	6,296	4,894	8,208
Convertible senior notes	—	—	14,716
Total anti-dilutive securities	6,296	4,894	22,924
Since the Company has reported a net loss for 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Note 5—Sale of Business
Due to challenges Etsy faced to effectively scale Elo7 in Brazil, particularly given headwinds created by a volatile macroeconomic environment and an increasingly competitive e-commerce market in Brazil, on August 10, 2023, Etsy closed on the sale of the parent holding company of Elo7 to Enjoei S.A., a corporation in Brazil.
The Company recognized a net loss on the sale of Elo7 of $2.6 million, which includes a $7.5 million loss from the reclassification out of accumulated other comprehensive income related to a cumulative translation adjustment. The net loss on the sale of Elo7 was recorded in Loss on sale of business, under Other income (expense) in the Consolidated Statement of Operations for 2023.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Balance as of the beginning of the period	$138,377	$137,724
Foreign currency translation adjustments	(1,288)	653
Balance as of the end of the period	$137,089	$138,377
Following the sale of Elo7 in the third quarter of 2023, management has determined that the Company has three operating segments, Etsy, Reverb, and Depop, and each operating segment is determined to be a reporting unit. Goodwill balances are allocated to Etsy and Reverb, which are the reporting units at which the Company tests goodwill for impairment.
As of the annual impairment testing date in the fourth quarter of 2024, the Company completed a qualitative analysis for the Etsy and Reverb reporting units, which indicated no goodwill impairment.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
At December 31, 2024 and 2023, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2024
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$305,065	$(67,473)	$237,592	15.1
Customer relationships	227,645	(69,190)	158,455	9.6
Referral agreement	33,066	(21,572)	11,494	3.5
Patent licenses	9,617	(3,260)	6,357	8.6
Intangible assets	$575,393	$(161,495)	$413,898	12.5

	As of December 31, 2023
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark	$308,583	$(51,328)	$257,255	16.0
Customer relationships	229,737	(53,034)	176,703	10.6
Referral agreement	35,135	(19,393)	15,742	4.5
Patent licenses	9,617	(2,177)	7,440	9.2
Intangible assets	$583,072	$(125,932)	$457,140	13.4
Amortization expense of intangible assets for 2024, 2023, and 2022 was $38.1 million, $39.7 million, and $41.3 million, respectively.
During the second quarter of 2023, the Company concluded that the book value of the finite-lived intangible assets for the Elo7 reporting unit were fully impaired, and recorded an impairment charge of $60.2 million in Asset impairment charges in the Consolidated Statement of Operations, which primarily related to trademark and customer relationships. The impairment charge was the result of macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, which caused the Company to revise its business forecasts for Elo7 downwards. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group for a period of less than twelve months. The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 5—Sale of Business” for further details. The Company did not recognize any intangible asset impairment losses in 2024 and 2022.
Based on amounts recorded at December 31, 2024, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2025	$37,534
2026	37,214
2027	37,146
2028	35,251
2029	33,708
Thereafter	233,045
Total amortization expense	$413,898

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Segment and Geographic Information
The Company has determined it has three operating segments, Etsy, Reverb, and Depop, which each have separate operating results that are reviewed by the CODM to assess performance and allocate resources at the segment level. As such, Etsy’s operating segments are not managed on a consolidated basis. The three operating segments qualify for aggregation as one reportable segment as each meets the quantitative and qualitative aggregation criteria prescribed within Accounting Standards Codification 280, Segment Reporting.
The Company’s CODM is its Chief Executive Officer. Etsy considers Adjusted EBITDA to be its reported measure of segment profit or loss. Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense; depreciation and amortization; provision (benefit) for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; retroactive non-income tax expense; restructuring and other exit costs; acquisition, divestiture, and corporate structure-related expenses; asset impairment charges; and loss on sale of business. The CODM uses Adjusted EBITDA at the segment level to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation, and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our platforms. Adjusted EBITDA is also used by the CODM to perform competitive analyses by benchmarking to Etsy's competitors. The CODM does not review segment assets at a different asset level or category as compared to that presented in the Consolidated Balance Sheets.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Consolidated Statements of Operations and included within net income (loss). Etsy's other segment items are limited to those adjustments to Etsy’s significant segment expenses included within operating income, including stock-based compensation expense, depreciation and amortization, retroactive non-income tax expense, restructuring and other exit costs, and acquisition, divestiture, and corporate structure-related expenses.
The following table reconciles the reported measure of segment profit or loss, Adjusted EBITDA, to Income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Adjusted EBITDA	$781,538	$754,311	$716,882
Reconciliation to income (loss) before income taxes
Stock-based compensation expense	(282,847)	(284,558)	(230,888)
Depreciation and amortization	(108,074)	(91,323)	(96,702)
Interest and other non-operating income (expense), net	17,176	21,957	(3,212)
Foreign exchange gain (loss)	13,391	(6,348)	(206)
Retroactive non-income tax expense	(6,124)	—	—
Restructuring and other exit costs	(2,807)	(26,577)	—
Acquisition, divestiture, and corporate structure-related expenses	(1,478)	(3,921)	(2,830)
Asset impairment charges	—	(68,091)	(1,045,022)
Loss on sale of business	—	(2,630)	—
Total reconciling items	(370,763)	(461,491)	(1,378,860)
Income (loss) before income taxes	$410,775	$292,820	$(661,978)
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$1,467,715	$1,472,677	$1,429,650
United Kingdom	320,893	347,889	343,788
All Other	1,019,724	927,811	792,673
Revenue	$2,808,332	$2,748,377	$2,566,111
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of December 31,
	2024	2023
United States	$146,410	$153,826
All Other	22,288	21,432
Long-lived assets	$168,698	$175,258
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.
Note 8—Fair Value Measurements
As of December 31, 2024 and December 31, 2023 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of December 31, 2024 and December 31, 2023 the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2024
Level 1
Money market funds	$402,731	$—	$—	$402,731	$402,731	$—	$—
U.S. Government securities	71,188	(109)	71	71,150	—	41,477	29,673
	473,919	(109)	71	473,881	402,731	41,477	29,673
Level 2
Certificate of deposit	35,301	(2)	31	35,330	3,638	31,692	—
Commercial paper	57,035	(1)	39	57,073	7,488	49,585	—
Corporate bonds	165,092	(98)	310	165,304	—	101,863	63,441
	257,428	(101)	380	257,707	11,126	183,140	63,441
Level 3
Loans receivable - held for investment	7,500	—	—	7,500	—	500	7,000
	7,500	—	—	7,500	—	500	7,000
	$738,847	$(210)	$451	$739,088	$413,857	$225,117	$100,114
Measured at NAV (1)
Third-party managed funds						3,205	11,611
						$228,322	$111,725

December 31, 2023
Level 1
Money market funds	$377,021	$—	$—	$377,021	$376,941	$80	$—
U.S. Government securities	95,298	(164)	39	95,173	—	60,153	35,020
	472,319	(164)	39	472,194	376,941	60,233	35,020
Level 2
U.S. agency securities	15,635	(14)	3	15,624	—	15,624	—
Certificate of deposit	35,365	(1)	55	35,419	—	35,419	—
Commercial paper	62,463	(12)	54	62,505	4,449	58,056	—
Corporate bonds	100,386	(145)	128	100,369	1,566	66,786	32,017
	213,849	(172)	240	213,917	6,015	175,885	32,017
Level 3
Loans receivable - held for investment	6,000	—	—	6,000	—	—	6,000
	6,000	—	—	6,000	—	—	6,000
	$692,168	$(336)	$279	$692,111	$382,956	$236,118	$73,037
Measured at NAV (1)
Third-party managed funds							13,639
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$32,501	$(105)	$12,600	$(4)
Certificate of deposit	2,397	(2)	—	—
Commercial paper	8,233	(1)	—	—
Corporate bonds	38,641	(98)	932	—
Total	$81,772	$(206)	$13,532	$(4)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$71,536	$(164)	$—	$—
U.S. agency securities	12,569	(14)	—	—
Certificate of deposit	7,178	(1)	—	—
Commercial paper	34,066	(12)	—	—
Corporate bonds	28,401	(73)	20,808	(72)
Total	$153,750	$(264)	$20,808	$(72)
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in 2024, 2023, or 2022.
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

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$993,429	$822,600	$991,529	$799,000
2020 Notes	646,818	562,380	645,624	556,790
2019 Notes	647,836	628,766	646,664	747,630
	$2,288,083	$2,013,746	$2,283,817	$2,103,420
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2024	2023
Computer equipment	3 years	$16,878	$15,534
Furniture and equipment	2 - 4 years	14,601	14,011
Leasehold improvements	Shorter of life of asset or lease term	65,510	62,220
Construction in progress	Not applicable	3,872	—
Building	Lease term	133,063	133,063
Website and app development	3 - 5 years	305,516	269,018
		539,440	493,846
Less: Accumulated depreciation and amortization		302,734	244,052
		$236,706	$249,794
Depreciation and amortization expense on property and equipment was $70.0 million, $51.6 million, and $55.5 million, which included amortization expense relating to capitalized website and app development of $50.7 million, $34.3 million, and $37.3 million, for 2024, 2023, and 2022, respectively.
During the second quarter of 2023, the Company concluded that the book value of the long-lived assets for the Elo7 reporting units were fully impaired, and recorded an impairment charge of $7.9 million in Asset impairment charges in the Consolidated Statement of Operations, which primarily related to developed technology. The impairment charge was the result of macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, which caused the Company to revise its business forecasts for Elo7 downwards. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group for a period of less than twelve months. The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 5—Sale of Business” for further details.
Note 10—Leases
For 2024, 2023, and 2022, the elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$6,774	$6,832	$8,251
Finance lease cost:
Amortization of right-of-use assets	6,332	6,809	7,174
Interest on lease liabilities	4,927	5,190	5,392
Total finance lease cost	11,259	11,999	12,566
Other lease cost, net (1)	1,490	1,385	1,220
Total lease cost	$19,523	$20,216	$22,037
(1)Other lease cost, net includes short-term lease costs, variable lease costs, and, beginning in 2024, sublease income.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2024	2023
Operating leases:
Other assets	$42,146	$42,153
Other current liabilities	$5,110	$4,939
Other liabilities	41,339	41,105
Total operating lease liabilities	$46,449	$46,044

Finance leases:
Property and equipment, net	$89,045	$95,381
Finance lease obligations—current	$6,148	$6,079
Finance lease obligations—net of current portion	93,482	99,620
Total finance lease liabilities	$99,630	$105,699

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	12.41 years	13.47 years
Finance leases	14.59 years	15.56 years
Weighted average discount rate:
Operating leases	4.69%	4.40%
Finance leases	4.74%	4.73%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash (paid) received for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$(4,888)	$(6,482)	$(7,871)
Operating cash flows provided by (used in) finance leases (1)	448	(5,174)	(5,387)
Finance cash flows used in finance leases	(6,091)	(6,278)	(6,307)
(1)2024 includes cash received for tenant allowances related to the lease for the Company’s corporate headquarters in Brooklyn, New York.

Etsy, Inc.
Notes to Consolidated Financial Statements
Future minimum lease payments under non-cancelable leases as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$3,475	$9,880
2026	2,810	100
2027	2,640	882
2028	5,678	10,593
2029	5,752	10,672
Thereafter	44,543	113,732
Total future minimum lease payments (1)	64,898	145,859
Less:
Imputed interest	18,449	46,229
Total	$46,449	$99,630
(1)The lease related to the Company’s corporate headquarters in Brooklyn, New York includes a tenant allowance, a portion of which became available beginning in April 2022, rent concessions that become available beginning in 2026, and escalating commitments each contract year between 2028 and 2038, which are reflected in the future minimum lease payments.
Note 11—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2024	2023
Vendor accruals	$148,714	$120,804
Pass-through marketplace tax collection obligation	129,222	126,284
Employee compensation-related liabilities (1)	75,676	95,842
Taxes payable	21,335	10,623
Total accrued expenses	$374,947	$353,553
(1)December 31, 2023 includes severance and employee-related benefits associated with restructuring and other exit costs. See “Note 16—Restructuring and Other Exit Costs” for more information.
Note 12—Debt

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2024
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	6,571	3,182	2,051	11,804
Net carrying value	$993,429	$646,818	$647,836	$2,288,083

	As of December 31, 2023
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	8,471	4,376	3,223	16,070
Net carrying value	$991,529	$645,624	$646,664	$2,283,817

Etsy, Inc.
Notes to Consolidated Financial Statements
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
(1)Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2024, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the first quarter of 2025.
(2)The initial conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock.

Based on the terms of each series of Notes, they will mature on the respective maturity date, unless earlier converted, redeemed, or repurchased. Additionally, the holders of each series of Notes may convert all or a portion of the Notes prior to the close of business on the business day immediately preceding the respective contractual convertibility date only under the following circumstances (in each case, as applicable to each series of Notes): (1) during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Note for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On and after the applicable contractual convertibility date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt in the Consolidated Balance Sheets.
2021 Convertible Debt

In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of approximately 1.1 million shares of common stock for approximately $180 million concurrently with the issuance of the 2021 Notes. The Company used $85.0 million of the net proceeds from the 2021 Notes to enter into privately negotiated capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2021 Notes for cash at a price equal to 100% of the principal amount of the 2021 Notes to be repurchased. Holders of 2021 Notes who convert their 2021 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2021 Notes. As of December 31, 2024, none of the conditions permitting the holders of the 2021 Notes to early convert have been met.
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
If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased. Holders of 2020 Notes who convert their 2020 Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes. As of December 31, 2024, none of the conditions permitting the holders of the 2020 Notes to early convert have been met.
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
Interest Expense
Interest expense related to each of the Notes consists of coupon interest and amortization of debt issuance costs, and for each of the years ended 2024, 2023, and 2022, was $8.4 million.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The initial terms of the Company’s Capped Call Transactions are presented below:

Capped Call Transactions	Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 15, 2028	$340.42	100%
2020 Capped Call Transactions	September 1, 2027	327.83	150%
2019 Capped Call Transactions	October 1, 2026	148.63	150%
2018 Capped Call Transactions (1)	March 1, 2023	52.76	100%

(1)The 2018 Capped Call Transactions, purchased using a portion of the net proceeds from the 0% Convertible Senior Notes due 2023 (“the 2018 Notes”), matured on March 1, 2023, and, in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt.

Each series of the Capped Call Transactions does not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for each of the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders’ deficit.

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

Etsy, Inc.
Notes to Consolidated Financial Statements
At December 31, 2024 and December 31, 2023, the Company did not have any borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants.
Note 13—Commitments and Contingencies

Purchase Obligations
Purchase obligations as of December 31, 2024 were $137.0 million and primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending, in which the commitments are due over the course of approximately two years. For agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included were limited to the non-cancelable portion of the agreement terms and where applicable the minimum cancellation fees, and are only included to the extent that they further reduce minimum commitments. Since this disclosure only includes minimum commitments, actual spend may vary from the amount disclosed.

Non-Income Tax Contingencies
The Company had reserves of $31.6 million and $26.2 million at December 31, 2024 and 2023, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The reserves as of December 31, 2024 and 2023 include $7.6 million and $11.5 million, respectively, due to the acquisitions of subsidiaries. These amounts were primarily recorded as part of purchase accounting. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
Legal Proceedings
In the ordinary course of business, various claims and litigation are regularly asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters and such claims or litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. However, the Company currently believes that the final outcome of these matters will not have a material adverse effect.
Note 14—Stockholders’ (Deficit) Equity
Stock Repurchases
In October 2024, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock.
In June 2023, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $1 billion of its common stock. This plan was substantially completed as of December 31, 2024.
As of December 31, 2024, the remaining amount available to be repurchased under the approved plans was $1.0 billion.
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
In December 2020, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $250 million of its common stock. The program was completed in the third quarter of 2022.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s cumulative stock repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended December 31, 2024	12,201	$59.33
Repurchases of common stock for the year ended December 31, 2023	6,880	83.86
Repurchases of common stock for the year ended December 31, 2022	3,958	107.56
(1)Average price paid per share excludes broker commissions and excise tax.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.
The 2018 capped call transactions matured on March 1, 2023, and in accordance with the settlement terms, the Company received 1,194,006 shares of the Company’s common stock from the counterparties to the capped call instruments. These shares were retired upon receipt. See “Note 12—Debt” for additional information. This receipt and subsequent retirement of shares was separate from the stock repurchase plans approved by the Board of Directors as described above.
Note 15—Stock-based Compensation
2024 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its Board of Directors and approved by stockholders in March 2015. In April 2024, the Board of Directors approved an amendment and restatement of the 2015 Plan as the Etsy, Inc. 2024 Equity Incentive Plan (“2024 Plan”), which became effective upon stockholder approval at the 2024 Annual Meeting of Stockholders in June 2024. The 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards to employees and directors, and is administered by the Company’s Compensation Committee of the Board of Directors. Any awards issued under the 2024 Plan that are forfeited by the participant will become available for future grant under the 2024 Plan. At December 31, 2024, 19,280,062 shares were authorized under the 2024 Plan and 8,288,382 shares were available for future grant.
2024 Inducement Plan

In December 2024, the Board of Directors approved the Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”), which provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2024 Inducement Plan may only be made to an employee commencing employment with the Company, or being rehired following a bona fide period of non-employment. In either case, the award must be granted in connection with the commencement of employment with the Company, and provide a material inducement to entering into such employment. At December 31, 2024, 1,000,000 shares were authorized under the 2024 Inducement Plan and were available for future grant.
Stock-Based Compensation Awards
In 2024, the Company granted RSUs, including Financial PBRSUs and TSR PBRSUs, to eligible participants.
The Company recognizes forfeitures as they occur. For RSUs, vesting is typically over a four-year requisite service period for employees and is contingent upon continued employment with the Company on each vesting date.
For Financial PBRSUs, the number of RSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PBRSUs that vest could range from 0% to 200% of the target amount. For the TSR PBRSUs, the number of RSUs received will depend on the Company’s total shareholder return relative to that of the Nasdaq Composite Index over a three-year measurement period. In each case, the level of achievement against the approved performance targets is subject to the Compensation Committee’s approval.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.

The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs (in thousands, except per share amounts):

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2021	3,507	$137.87
Granted	5,227	119.83
Vested	(1,670)	110.53
Forfeited/Canceled	(670)	154.06
Unvested at December 31, 2022	6,394	128.37
Granted	3,645	100.24
Vested	(2,351)	114.95
Forfeited/Canceled	(1,491)	127.68
Unvested at December 31, 2023	6,197	117.14
Granted	4,943	64.89
Vested	(2,516)	111.71
Forfeited/Canceled	(1,066)	106.37
Unvested at December 31, 2024	7,558	86.29
The total unrecognized compensation expense at December 31, 2024 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $520.9 million, which will be recognized over an estimated weighted-average amortization period of 2.40 years.
In connection with the acquisition of Depop, certain Depop executives were eligible to receive deferred consideration of $44.0 million in shares of Etsy common stock over the three years following the acquisition date, subject to certain service-based vesting conditions during the vesting period. These awards were recognized as post-combination service stock-based compensation expense. As of December 31, 2024, the Company’s obligation related to this compensation was complete.
The following table summarizes the activity for the Company’s options (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,274	$29.52	5.99	$810,321
Granted	10	76.05
Exercised	(817)	18.40
Forfeited/Canceled	(11)	126.22
Outstanding at December 31, 2022	3,456	31.99	5.06	322,230
Granted	8	95.06
Exercised	(624)	22.83
Forfeited/Canceled	(64)	123.29
Outstanding at December 31, 2023	2,776	32.08	4.03	158,476
Granted	13	60.14
Exercised	(158)	24.68
Forfeited/Canceled	(49)	174.53
Outstanding at December 31, 2024	2,582	29.99	3.04	83,954
Total exercisable at December 31, 2024	2,554	28.69	2.98	83,954
The fair value of awards vested was $285.6 million, $278.5 million, and $195.9 million for 2024, 2023, and 2022, respectively.

Etsy, Inc.
Notes to Consolidated Financial Statements
Stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$32,575	$31,246	$23,283
Marketing	23,508	22,784	19,571
Product development	144,549	146,017	124,559
General and administrative	82,215	84,511	63,475
Stock-based compensation expense	$282,847	$284,558	$230,888
Note 16—Restructuring and Other Exit Costs
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
Total restructuring and other exit costs included in the Consolidated Statement of Operations are as follows (in thousands):

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

The following table is a summary of the changes in the Company’s liability for severance and employee-related benefits associated with restructuring and other exit costs, included in accrued expenses in the Consolidated Balance Sheets (in thousands):

Restructuring and Other Exit Costs
Balance as of December 31, 2023	$24,340
Severance and employee-related benefits	2,803
Cash payments	(25,386)
Balance as of December 31, 2024	$1,757

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal controls over financial reporting were effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2024, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified during the quarter ended December, 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
Adoption or Termination of Insider Trading Arrangements.
On November 5, 2024, Josh Silverman, our Chief Executive Officer and a member of our Board, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 999,992 shares of Etsy common stock to be issued upon exercise of stock options may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and March 1, 2026.
On November 1, 2024, Raina Moskowitz, our former Chief Operating and Marketing Officer, terminated a 10b5-1 Plan under which an aggregate of up to 98,443 shares of Etsy common stock held by Ms. Moskowitz, excluding shares withheld to satisfy tax withholding obligations, and including up to 76,176 shares to be issued upon exercise of stock options, could have potentially been sold. The plan was adopted on March 8, 2024, and was scheduled to terminate on the earlier of the date all the shares covered by the plan were sold and May 1, 2025.
Election of David Rosenblatt as Director
On February 14, 2025, Etsy’s Board of Directors (the “Board”), upon the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed David Rosenblatt to the Board to serve as a Class III director (for a term expiring at the 2027 annual meeting of stockholders), effective March 10, 2025. Mr. Rosenblatt was also appointed to the Board’s Compensation Committee, effective March 10, 2025. Mr. Rosenblatt has served as Chief Executive Officer and a member of the board of directors of 1stdibs.com, Inc. since November 2011 and previously served as President, Global Display Advertising, of Google, Inc. Mr. Rosenblatt also serves as a member of the board of directors of IAC Holdings, Inc. and previously served on the board of directors of X Corp.
As a non-employee director, Mr. Rosenblatt will be compensated for his services pursuant to Etsy's Amended and Restated Compensation Program for Non-Employee Directors, effective as of February 6, 2023 and filed as Exhibit 10.3 to Etsy's Quarterly Report on Form 10-Q for the quarter-ended March 31, 2023. Etsy also expects to enter into its standard indemnification agreement for directors with Mr. Rosenblatt, the form of which was filed as Exhibit 10.1 to Etsy's Annual Report on Form 10-K for the year-ended December 31, 2022.
Mr. Rosenblatt was not selected as a director pursuant to any arrangements or understandings with Etsy or with any other person, and there are no related party transactions between Etsy and Mr. Rosenblatt that would require disclosure under Item 404(a) of Regulation S-K.
Jonathan Klein Will Not Stand for Re-Election
On February 15, 2025, Jonathan Klein, a member of the Board, informed Etsy of his decision to not stand for re-election as a director of Etsy at the 2025 Annual Meeting of Stockholders. Mr. Klein's decision to not stand for re-election was not the result of any disagreement relating to Etsy’s operations, policies, or practices.
Etsy expects that its Board size will remain consistent with the number of directors serving on our Board.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained under the sections “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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
Insider Trading Policies and Procedures
Etsy maintains an insider trading policy governing the purchase, sale, and other dispositions of Etsy’s securities by all Etsy directors, officers, and employees, and certain consultants, agents and independent contractors of Etsy and its subsidiaries. In addition, with regard to Etsy trading in its own securities, we comply with the federal securities laws and the applicable exchange listing requirements. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.
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
(3) Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	8-K	001-36911	3.1	4/21/2015
3.1.1	Certificate of Change of Registered Agent and/or Registered Office	8-K	001-36911	3.1	6/18/2024
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.1	12/12/2023
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.2	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	9/23/2019
4.3	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.4	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	8/24/2020
4.5	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-36911	4.2	8/24/2020
4.6	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.7	Indenture, dated as of June 11, 2021, between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	6/11/2021
4.8	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8-K	001-36911	4.2	6/11/2021
4.9	Form of Confirmation for 2021 Capped Call Transactions	8-K	001-36911	99.1	6/11/2021
4.10	Description of Securities	10-K	001-36911	4.6	2/27/2020
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder	S-1	333-202497	10.2.1	3/4/2015
10.3*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.3.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019
10.3.2*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2021)	10-Q	001-36911	10.1	5/6/2021
10.3.3*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2022)	10-Q	001-36911	10.1	5/5/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3.4*	Form of Restricted Stock Unit (RSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.1	5/4/2023
10.3.5*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.2	5/4/2023
10.4*	2024 Equity Incentive Plan	8-K	001-36911	10.1	6/18/2024
10.4.1*	Form of Restricted Stock Unit (RSU) Agreement under 2024 Equity Incentive Plan					X
10.5*	2024 Inducement Plan	8-K	001-36911	10.1	12/16/2024
10.5.1*	Form of Restricted Stock Unit Agreement under 2024 Inducement Plan					X
10.6*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.5	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.5.1	First Amendment to Lease Agreement, effective as of October 1, 2021, among Etsy, Inc. and RFR/K 117 Adams Owner LLC and RFR/K 55 Prospect Owner LLC	10-K	001-36911	10.5.1	2/25/2022
10.6*	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
10.7*	Letter Agreement between Etsy, Inc. and Charles Baker, dated November 21, 2024					X
10.8*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated April 2, 2017	8-K	001-36911	10.1	4/3/2017
10.8.1*	Amendment to Letter Agreement between Etsy, Inc. and Rachel Glaser, dated May 4, 2017	10-Q	001-36911	10.2.2	8/7/2017
10.8.2*	Letter Agreement between Etsy, Inc. and Rachel Glaser, dated July 31, 2024	10-Q	001-36911	10.1	10/31/2024
10.9*	Letter Agreement between Etsy, Inc. and Kruti Patel Goyal, dated February 10, 2011, as amended on December 14, 2016, and as supplemented on July 28, 2022	10-Q	001-36911	10.1	11/3/2022
10.9.1*	Letter Agreement between Etsy, Inc. and Kruti Patel Goyal, dated December 4, 2024					X
10.10*	Letter Agreement between Etsy, Inc. and Nick Daniel, dated January 17, 2014, as supplemented on August 1, 2022	10-Q	001-36911	10.2	11/3/2022
10.11*	Letter Agreement between Etsy, Inc. and Rachana Kumar, dated October 27, 2022	10-K	001-36911	10.11	2/23/2023
10.11.1*	Letter Agreement between Etsy, Inc. and Rachana Kumar, dated December 4, 2024					X
10.12*	Letter Agreement between Etsy, Inc. and Raina Moskowitz, dated March 5, 2018	10-Q	001-36911	10.1	5/7/2020
10.12.1*	Letter Agreement between Etsy, Inc. and Raina Moskowitz, dated December 2, 2024					X
10.13*	Letter Agreement between Etsy, Inc. and Colin Stretch, dated January 20, 2023	10-Q	001-36911	10.4	5/4/2023
10.14*	Letter Agreement between Etsy, Inc. and Toni Thompson, dated December 18, 2023	10-K	001-36911	10.15	2/22/2024
10.15*	Letter Agreement between Etsy, Inc. and Brad Minor, dated December 3, 2024					X
10.16*	Executive Severance Plan	10-K	001-36911	10.11	2/28/2019
10.17*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.18*	Amended and Restated Compensation Program for Non-Employee Directors, effective February 6, 2023	10-Q	001-36911	10.3	5/4/2023
10.19	Amended and Restated Credit Agreement dated as of March 24, 2023, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	10-Q	001-36911	10.5	5/4/2023
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36911	97	2/22/2024
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2024, formatted in inline XBRL.***
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

ETSY, INC.
Date: February 19, 2025	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Josh Silverman and Charles Baker, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Josh Silverman Josh Silverman	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
/s/ Charles Baker Charles Baker	Chief Financial Officer (Principal Financial Officer)	February 19, 2025
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
/s/ Fred Wilson Fred Wilson	Chair	February 19, 2025
/s/ C. Andrew Ballard C. Andrew Ballard	Director	February 19, 2025
/s/ Marla Blow Marla Blow	Director	February 19, 2025
/s/ Gary S. Briggs Gary S. Briggs	Director	February 19, 2025
/s/ M. Michele Burns M. Michele Burns	Director	February 19, 2025
/s/ Jonathan D. Klein Jonathan D. Klein	Director	February 19, 2025
/s/ Melissa Reiff Melissa Reiff	Director	February 19, 2025
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 19, 2025
/s/ Marc Steinberg Marc Steinberg	Director	February 19, 2025