Form 10-Q
period 2025-03-31
ETSY INC
filed 2025-04-30
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of April 25, 2025 was 104,282,256.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
11		Notes to Condensed Consolidated Financial Statements
24	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
31	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
32	Item 4.	Controls and Procedures

Part II - Other Information
33	Item 1.	Legal Proceedings
33	Item 1A.	Risk Factors
60	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
60	Item 3.	Defaults Upon Senior Securities
60	Item 4.	Mine Safety Disclosures
60	Item 5.	Other Information
61	Item 6.	Exhibits
62		Signatures

Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “currency-neutral GMS,” “GMS,” and “U.S. Buyer GMS.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements relating to our mission, our opportunity and potential to grow; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments, and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; the completion or timing of the sale of Reverb; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; our Impact Goals, strategy, and intended progress; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; tariffs, changes to de minimus exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
Financial Performance and Operational Risks Related to Our Business
•Our quarterly operating results have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including economic downturns, inflation, political crises, geopolitical events, and other Macro Conditions (as defined below), which can cause significant stock price fluctuations.
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
•Growing the Etsy marketplace globally is part of our strategy, and our business could be harmed by the continued imposition of barriers to international trade.
•The closing of the proposed sale of Reverb is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all.
•We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.

•We may engage in acquisitions, dispositions, or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$649,191	$811,178
Short-term investments	218,504	228,322
Accounts receivable, net of expected credit losses of $5,879 and $6,089 as of March 31, 2025 and December 31, 2024, respectively	8,948	8,702
Prepaid and other current assets	71,294	89,931
Funds receivable and seller accounts	162,046	189,558
Total current assets	1,109,983	1,327,691
Property and equipment, net of accumulated depreciation and amortization of $319,889 and $302,734 as of March 31, 2025 and December 31, 2024, respectively	237,833	236,706
Goodwill	36,245	137,089
Intangible assets, net of accumulated amortization of $174,368 and $161,495 as of March 31, 2025 and December 31, 2024, respectively	413,877	413,898
Deferred tax assets	148,656	145,630
Long-term investments	129,481	111,725
Other assets	44,727	45,043
Total assets	$2,120,802	$2,417,782
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,396	$25,979
Accrued expenses	264,207	374,947
Finance lease obligations—current	6,220	6,148
Funds payable and amounts due to sellers	162,046	189,558
Deferred revenue	22,297	19,213
Other current liabilities	46,972	49,268
Total current liabilities	519,138	665,113
Finance lease obligations—net of current portion	91,902	93,482
Deferred tax liabilities	7,407	7,957
Long-term debt, net	2,289,149	2,288,083
Other liabilities	123,505	122,013
Total liabilities	3,031,101	3,176,648
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of March 31, 2025 and December 31, 2024; 105,126 and 108,540 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	105	109
Preferred stock ($0.001 par value, 25,000 shares authorized as of March 31, 2025 and December 31, 2024)	—	—
Additional paid-in capital	1,385,110	1,322,809
Accumulated deficit	(2,027,047)	(1,784,037)
Accumulated other comprehensive loss	(268,467)	(297,747)
Total stockholders’ deficit	(910,299)	(758,866)
Total liabilities and stockholders’ deficit	$2,120,802	$2,417,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$651,176	$645,954
Cost of revenue	192,061	187,133
Gross profit	459,115	458,821
Operating expenses:
Marketing	189,004	191,811
Product development	110,510	109,846
General and administrative	80,225	89,074
Asset impairment charge	101,703	—
Total operating expenses	481,442	390,731
(Loss) income from operations	(22,327)	68,090
Other (expense) income, net	(10,992)	11,565
(Loss) income before income taxes	(33,319)	79,655
Provision for income taxes	(18,777)	(16,651)
Net (loss) income	$(52,096)	$63,004
Net (loss) income per share attributable to common stockholders:
Basic	$(0.49)	$0.53
Diluted	$(0.49)	$0.48
Weighted-average common shares outstanding:
Basic	107,084	118,440
Diluted	107,084	135,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(52,096)	$63,004
Other comprehensive income (loss):
Cumulative translation adjustment	29,092	(13,847)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $61 and $(87), respectively	188	(270)
Total other comprehensive income (loss)	29,280	(14,117)
Comprehensive (loss) income	$(22,816)	$48,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2024	108,540	$109	$1,322,809	$(1,784,037)	$(297,747)	$(758,866)
Stock-based compensation	—	—	67,224	—	—	67,224
Exercise of vested options	99	—	2,945	—	—	2,945
Vesting of restricted stock units, net of shares withheld	204	—	(7,868)	—	—	(7,868)
Stock repurchase	(3,717)	(4)	—	(190,914)	—	(190,918)
Other comprehensive income	—	—	—	—	29,280	29,280
Net loss	—	—	—	(52,096)	—	(52,096)
Balance as of March 31, 2025	105,126	$105	$1,385,110	$(2,027,047)	$(268,467)	$(910,299)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2023	119,069	$119	$1,081,026	$(1,357,390)	$(267,470)	$(543,715)
Stock-based compensation (1)	9	—	74,338	—	—	74,338
Exercise of vested options	102	—	2,252	—	—	2,252
Vesting of restricted stock units, net of shares withheld	106	—	(5,770)	—	—	(5,770)
Stock repurchase	(2,222)	(2)	—	(159,751)	—	(159,753)
Other comprehensive loss	—	—	—	—	(14,117)	(14,117)
Net income	—	—	—	63,004	—	63,004
Balance as of March 31, 2024	117,064	$117	$1,151,846	$(1,454,137)	$(281,587)	$(583,761)
(1) Includes the partial payments of Depop deferred consideration.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(52,096)	$63,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	62,108	70,683
Depreciation and amortization expense	27,290	26,846
Provision for expected credit losses	2,385	4,078
Deferred benefit for income taxes	(2,542)	(5,230)
Asset impairment charge	101,703	—
Other non-cash expense (income), net	15,369	(5,066)
Changes in operating assets and liabilities:
Current assets	49,192	52,456
Non-current assets	1,093	1,652
Current liabilities	(156,121)	(140,027)
Non-current liabilities	802	637
Net cash provided by operating activities	49,183	69,033
Cash flows from investing activities
Purchases of property and equipment	(3,248)	(2,257)
Website and app development	(10,662)	(7,456)
Purchases of investments	(116,958)	(142,359)
Sales and maturities of investments	110,192	126,966
Net cash used in investing activities	(20,676)	(25,106)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(8,169)	(5,936)
Repurchase of stock	(189,177)	(158,344)
Proceeds from exercise of stock options	2,945	2,252
Payments on finance lease obligations	(1,514)	(1,548)
Other financing, net	(8,867)	562
Net cash used in financing activities	(204,782)	(163,014)
Effect of exchange rate changes on cash	14,288	(6,399)
Net decrease in cash and cash equivalents	(161,987)	(125,486)
Cash and cash equivalents at beginning of period	811,178	914,323
Cash and cash equivalents at end of period	$649,191	$788,837

	Three Months Ended March 31,
	2025	2024
Supplemental non-cash disclosures:
Stock-based compensation capitalized in website and app development and asset additions in exchange for liabilities	$7,983	$4,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces share the Company’s mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy, is the global destination for unique, creative goods from independent sellers. The Company generates revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2025 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for the periods presented have been reflected in the condensed consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of March 31, 2025, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in the fourth quarter of 2024. Refer to “Note 6—Segment and Geographic Information" for the additional disclosures required per this standard.

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
Interim Impairment Evaluation
As of March 31, 2025, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that its reporting units’ fair values are less than their carrying values. A triggering event was identified with respect to the Reverb Holdings, Inc. (“Reverb”) reporting unit, as it was determined that the sale of the reporting unit was more likely than not as of the balance sheet date. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025. The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the three months ended March 31, 2025. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. See “Note 5—Goodwill” for further information. See “Note 13—Subsequent Event” for further discussion of the executed sale agreement after the balance sheet date.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketplace revenue	$458,495	$466,982
Services revenue	192,681	178,972
Revenue	$651,176	$645,954
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2025 that was included in the deferred balance at January 1, 2025 was $15.9 million.
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
For the three months ended March 31, 2025, the Company’s effective income tax rate was (56.4)% representing an income tax provision recorded on net loss before tax. The effective tax rate for the three months ended March 31, 2025 was unfavorably impacted by non-deductible goodwill impairment, valuation allowance recorded against losses generated by certain foreign jurisdictions, tax deficiencies from stock-based compensation resulting from a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state income taxes, partially offset by favorable impacts of foreign operations taxed at a lower rate and a benefit related to a research and development tax credit.
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
A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes and/or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision.
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.2 million in the three months ended March 31, 2025, from $56.8 million as of December 31, 2024 to $58.0 million as of March 31, 2025. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $55.2 million as of March 31, 2025. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued in tax expense for the three months ended March 31, 2025 increased by $2.0 million, from $6.2 million at December 31, 2024 to $8.2 million at March 31, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(52,096)	$63,004
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	—	1,585
Net (loss) income attributable to common stockholders—diluted	$(52,096)	$64,589

Denominator:
Weighted-average common shares outstanding—basic	107,084	118,440
Dilutive effect of outstanding stock-based compensation awards	—	2,184
Dilutive effect of assumed conversion of convertible senior notes	—	14,714
Weighted-average common shares outstanding—diluted	107,084	135,338

Net (loss) income per share attributable to common stockholders—basic	$(0.49)	$0.53
Net (loss) income per share attributable to common stockholders—diluted	$(0.49)	$0.48
The following potentially issuable common shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation awards	12,698	5,528
Convertible senior notes	14,714	—
Total anti-dilutive securities	27,412	5,528
Since the Company has reported net loss in the three months ended March 31, 2025, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Note 5—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of March 31, 2025	As of December 31, 2024
Balance as of the beginning of the period	$137,089	$138,377
Impairment charge	(101,703)	—
Foreign currency translation adjustments	859	(1,288)
Balance as of the end of the period	$36,245	$137,089
Management has determined that the Company has three operating segments, Etsy, Reverb, and Depop, and each operating segment is determined to be a reporting unit. Goodwill balances are allocated to Etsy and Reverb, which are the reporting units at which the Company tests goodwill for impairment.
During the three months ended March 31, 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025.
The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-

Etsy, Inc.
Notes to Consolidated Financial Statements
cash goodwill impairment charge of $101.7 million in the three months ended March 31, 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025.
See “Note 13—Subsequent Event” for further discussion of the executed sale agreement after the balance sheet date.
Note 6—Segment and Geographic Information
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
Etsy considers Adjusted EBITDA to be its reported measure of segment profit or loss. Adjusted EBITDA represents our net (loss) income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; and restructuring and other exit (income) costs. The CODM does not review segment assets at a different asset level or category as compared to that presented in the Consolidated Balance Sheets.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Condensed Consolidated Statements of Operations and included within net (loss) income. Etsy's other segment items are limited to those adjustments to Etsy’s significant segment expenses included within operating income, including stock-based compensation expense and related payroll taxes, depreciation and amortization, acquisition, divestiture, and corporate structure-related expenses, and restructuring and other exit (income) costs.
The following table reconciles the reported measure of segment profit or loss, Adjusted EBITDA, to (Loss) income before income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA	$171,102	$167,935
Reconciliation to (loss) income before income taxes
Stock-based compensation expense and related payroll taxes (1)	(63,573)	(70,683)
Depreciation and amortization	(27,290)	(26,846)
Interest and other non-operating income, net	4,902	5,310
Foreign exchange (loss) gain	(15,894)	6,255
Asset impairment charge	(101,703)	—
Acquisition, divestiture, and corporate structure-related expenses	(1,263)	(1,898)
Restructuring and other exit income (costs)	400	(418)
Total reconciling items	$(204,421)	$(88,280)
(Loss) income before income taxes	$(33,319)	$79,655
(1)Beginning in the first quarter of 2025, the Company is excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. The Company did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three months ended March 31, 2024 payroll tax expense related to stock-based compensation was $1.0 million.

Etsy, Inc.
Notes to Consolidated Financial Statements
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$332,818	$343,040
United Kingdom	66,983	76,003
All Other	251,375	226,911
Revenue	$651,176	$645,954
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of March 31, 2025	As of December 31, 2024
United States	$143,358	$146,410
All Other	24,407	22,288
Long-lived assets	$167,765	$168,698
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.
Note 7—Fair Value Measurements
As of March 31, 2025 and December 31, 2024 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of March 31, 2025 and December 31, 2024 the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2025
Level 1
Money market funds	$259,821	$—	$—	$259,821	$259,821	$—	$—
U.S. Government securities	69,365	(26)	112	69,451	—	45,077	24,374
	329,186	(26)	112	329,272	259,821	45,077	24,374
Level 2
Certificate of deposit	15,215	—	9	15,224	—	15,224	—
Commercial paper	54,217	(2)	35	54,250	11,948	42,302	—
Corporate bonds	195,711	(32)	395	196,074	—	112,837	83,237
	265,143	(34)	439	265,548	11,948	170,363	83,237
Level 3
Loans receivable - held for investment	10,432	—	—	10,432	—	432	10,000
	10,432	—	—	10,432	—	432	10,000
	$604,761	$(60)	$551	$605,252	$271,769	$215,872	$117,611
Measured at NAV (1)
Third-party managed funds						2,632	11,870
						$218,504	$129,481
December 31, 2024
Level 1
Money market funds	$402,731	$—	$—	$402,731	$402,731	$—	$—
U.S. Government securities	71,188	(109)	71	71,150	—	41,477	29,673
	473,919	(109)	71	473,881	402,731	41,477	29,673
Level 2
Certificate of deposit	35,301	(2)	31	35,330	3,638	31,692	—
Commercial paper	57,035	(1)	39	57,073	7,488	49,585	—
Corporate bonds	165,092	(98)	310	165,304	—	101,863	63,441
	257,428	(101)	380	257,707	11,126	183,140	63,441
Level 3
Loans receivable - held for investment	7,500	—	—	7,500	—	500	7,000
	7,500	—	—	7,500	—	500	7,000
	$738,847	$(210)	$451	$739,088	$413,857	$225,117	$100,114
Measured at NAV (1)
Third-party managed funds						3,205	11,611
						$228,322	$111,725
(1)Third-party managed funds measured on the NAV basis have not been categorized in the fair value hierarchy. The amount presented in the table is intended to permit reconciliation of the short-term and long-term investments in the fair value hierarchy to the amount presented in the Consolidated Balance Sheets.

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of March 31, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$20,922	$(26)	$—	$—
Certificate of deposit	2,836	—	—	—
Commercial paper	16,712	(2)	—	—
Corporate bonds	44,452	(32)	—	—
Total	$84,922	$(60)	$—	$—

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$32,501	$(105)	$12,600	$(4)
Certificate of deposit	2,397	(2)	—	—
Commercial paper	8,233	(1)	—	—
Corporate bonds	38,641	(98)	932	—
Total	$81,772	$(206)	$13,532	$(4)
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three months ended March 31, 2025 or 2024.
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
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2021 Notes and 2020 Notes, the “Notes”). See “Note 9—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Notes	$993,904	$849,900	$993,429	$822,600
2020 Notes	647,116	573,235	646,818	562,380
2019 Notes	648,129	625,646	647,836	628,766
	$2,289,149	$2,048,781	$2,288,083	$2,013,746
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2025	As of December 31, 2024
Vendor accruals	$105,722	$148,714
Pass-through marketplace tax collection obligation	90,056	129,222
Employee compensation-related liabilities	42,494	75,676
Taxes payable	25,935	21,335
Total accrued expenses	$264,207	$374,947
Note 9—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2025
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	6,096	2,884	1,758	10,738
Net carrying value	$993,904	$647,116	$648,129	$2,289,149

	As of December 31, 2024
	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	6,571	3,182	2,051	11,804
Net carrying value	$993,429	$646,818	$647,836	$2,288,083
Terms of the Notes
The Notes will mature at their maturity date unless earlier converted or repurchased. The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Annual Effective Interest Rate
2021 Notes	June 15, 2028	February 15, 2028	4.0518	$246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)During any calendar quarter preceding the respective convertibility date of each series of Notes, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the immediate quarter following, convert all or a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2025, holders of the 2021 Notes, 2020 Notes, and 2019 Notes are not eligible to convert their 2021 Notes, 2020 Notes, and remaining 2019 Notes, respectively, during the second quarter of 2025.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of March 31, 2025.

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
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $2.1 million in both the three months ended March 31, 2025 and March 31, 2024.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of March 31, 2025.
Note 10—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 11—Stockholders’ Deficit
In October 2024, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). As of March 31, 2025, the remaining amount available to be repurchased under the October 2024 Stock Repurchase Program was $811.0 million.
In June 2023, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $1 billion of its common stock (the “June 2023 Stock Repurchase Program”). The program was completed in the first quarter of 2025.
The October 2024 Stock Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
Under the October 2024 Stock Repurchase Program, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock have and could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the three months ended:
March 31, 2025	3,717	$50.90
(1) Average price paid per share excludes broker commissions and excise tax.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Stock-Based Compensation
2024 Equity Incentive Plan
During the three months ended March 31, 2025, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). At March 31, 2025, 19,280,062 shares were authorized under the 2024 Plan and 5,568,436 shares were available for future grant.
In the first quarter of 2025, the Company adjusted the mix of long-term compensation for certain employees, granting a LTC award in lieu of a portion of an equity award in an effort to better balance the Company’s goals of retaining employees and aligning their interests with those of the Company’s stockholders, with managing the Company’s stock-based compensation expense and shares available under the Company’s 2024 Plan. The LTC awards are considered deferred cash compensation, and the associated expense is recognized ratably over the 3-year requisite service period associated with these awards, and is not included in stock-based compensation expense below.
2024 Inducement Plan
During the three months ended March 31, 2025, the Company granted RSUs, including Financial PBRSUs and TSR PBRSUs, under the Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”). At March 31, 2025, 1,000,000 shares were authorized under the 2024 Inducement Plan and 855,343 shares were available for future grant.
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, during the three months ended March 31, 2025 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	7,558	$86.29
Granted	3,401	48.34
Vested	(352)	90.46
Forfeited/Canceled	(386)	96.41
Unvested at March 31, 2025	10,221	73.14
The total unrecognized compensation expense at March 31, 2025 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $586.1 million, which will be recognized over an estimated weighted-average amortization period of 2.47 years.
Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$7,528	$7,704
Marketing	564	6,437
Product development	34,710	34,064
General and administrative	19,306	22,478
Stock-based compensation expense	$62,108	$70,683

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Subsequent Event
On April 21, 2025, the Company entered into an agreement to sell Reverb, its musical instrument marketplace, to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company. Reverb Partners LLC is an affiliate of Servco Pacific Inc., a Hawaii corporation, and Creator Partners LLC, a Delaware limited liability company (collectively, the “Acquirors”), for a purchase price of $105.0 million in cash. The purchase price is subject to certain closing adjustments. The transaction is expected to close in the coming months, subject to customary closing conditions.
The Reverb business did not meet the criteria for assets held for sale as of March 31, 2025, and therefore remains presented as a component of continuing operations. During the first quarter of 2025, we recognized a goodwill impairment charge for the Reverb reporting unit of $101.7 million, representing the reporting unit's excess carrying value over its fair value. See “Note 5—Goodwill” for further information.
During the three months ended March 31, 2025 and March 31, 2024, Reverb recorded $25.6 million and $27.0 million in revenue, respectively. Earnings were not material to the consolidated results in those periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” We also believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” in our Annual Report, which we incorporate by reference.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces share our mission, common levers for growth, similar business models, and a strong commitment to use business and technology to strengthen communities and empower people.
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
In addition to our core Etsy marketplace, our marketplaces include Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019, and Depop Limited (“Depop”), our fashion resale marketplace acquired in 2021. See “Purchase Agreement” section below for discussion related to Reverb. Each Etsy, Inc. marketplace primarily operates independently, while benefiting from shared expertise in product development, marketing, technology, and customer support.
We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace — our “Right to Win;”
•Growing the Etsy marketplace in our core geographies and globally; and
•Leveraging our marketplace playbook at the Etsy marketplace and our subsidiary Depop.
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, helping sellers grow, and fostering engaged and impactful teams, support our strategy, which you can read more about in our Annual Report.

First Quarter 2025 Key Metrics and Financial Highlights
As of March 31, 2025, our marketplaces connected 8.1 million active sellers and 94.8 million active buyers in nearly every country in the world. In the three months ended March 31, 2025, sellers generated GMS of $2.8 billion.
Total revenue was $651.2 million in the three months ended March 31, 2025. In the three months ended March 31, 2025, we recorded net loss of $52.1 million, and non-GAAP Adjusted EBITDA of $171.1 million. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP. As of March 31, 2025, it was determined that a sale of the Reverb reporting unit was more likely than not. As such, a quantitative assessment was performed, resulting in a non-cash goodwill impairment charge of $101.7 million in the three months ended March 31, 2025. See Part I, Item 1, “Note 5—Goodwill” for further information.
Cash and cash equivalents and short-term investments were $867.7 million as of March 31, 2025. As of March 31, 2025, we had three outstanding series of convertible notes, which collectively had a net carrying value of $2.3 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the three months ended March 31, 2025, we had positive operating cash flows of $49.2 million.
Purchase Agreement
On April 21, 2025, we entered into an agreement to sell Reverb for a purchase price of $105.0 million in cash to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company. Reverb Partners LLC is an affiliate of Servco Pacific Inc., a Hawaii corporation, and Creator Partners LLC, a Delaware limited liability company. The purchase price is subject to certain closing adjustments. The transaction is expected to close in the coming months, subject to customary closing conditions. Our condensed consolidated financial results and related disclosures for the three months ended March 31, 2025 include the results of Reverb.
Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace standalone information in certain instances where particularly relevant. The financial measures and key operating metrics we use are:

	Three Months Ended March 31,		% (Decline) Growth Y/Y
	2025	2024

	(in thousands, except percentages)
GMS (1)	$2,793,336	$2,986,500	(6.5)%
Revenue	$651,176	$645,954	0.8%
Revenue take rate (2)	23.3%	21.6%	170	bps
Marketplace revenue	$458,495	$466,982	(1.8)%
Services revenue	$192,681	$178,972	7.7%
Gross profit	$459,115	$458,821	0.1%
Operating expenses	$481,442	$390,731	23.2%
Net (loss) income	$(52,096)	$63,004	(182.7)%
Net (loss) income margin	(8.0)%	9.8%	(1,780)	bps
Adjusted EBITDA (Non-GAAP)	$171,102	$167,935	1.9%
Adjusted EBITDA margin (Non-GAAP)	26.3%	26.0%	30	bps

Active sellers (3)	8,095	9,131	(11.3)%
Active buyers (3)	94,779	96,392	(1.7)%
(1)Consolidated GMS for the three months ended March 31, 2025 includes Etsy marketplace GMS of $2.3 billion.
(2)Revenue take rate is consolidated revenue divided by consolidated GMS.
(3)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 5.4 million and 88.5 million, respectively, as of March 31, 2025.

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
GMS decreased $193.2 million to $2.8 billion in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in GMS between the three months ended March 31, 2025 and 2024 was primarily driven by a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS reflected the continued impact of pressure on consumer discretionary product spending, a highly promotional and competitive retail environment, and category mix. In addition, GMS at the start of 2025 is being impacted by changes to Etsy’s product development strategy last year which prioritized foundational investments over near-term GMS driving initiatives. The Etsy marketplace GMS per active buyer on a trailing twelve-month basis declined 3.5% year-over-year to $120, along with a year-over-year decline of 3.4% of active buyers on the Etsy marketplace to 88.5 million.
U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S is non-U.S. buyer GMS. Consolidated and Etsy marketplace percent U.S. Buyer GMS for the three months ended March 31, 2025 were 75%. Consolidated and Etsy marketplace percent U.S. Buyer GMS for the three months ended March 31, 2024 were 74% and 73%, respectively.
There is considerable uncertainty as to when specific tariffs may go into effect, how potential changes to de minimus exemptions may play out, and the impact higher tariffs may have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net (loss) income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; and restructuring and other exit (income) costs. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

Currency-Neutral GMS
We calculate currency-neutral GMS by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact
March 31, 2025	(6.5)%	(5.7)%	(0.8)%
March 31, 2024	(3.7)%	(4.1)%	0.4%
Results of Operations
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$458,495	$466,982	$(8,487)	(1.8)%
Percentage of total revenue	70.4%	72.3%
Services	$192,681	$178,972	$13,709	7.7%
Percentage of total revenue	29.6%	27.7%
Total revenue	$651,176	$645,954	$5,222	0.8%
Marketplace revenue decreased primarily due to a decrease in transaction fee revenue, including offsite advertising, of 6.3%, due to a mix of volume and pricing, primarily driven by a decline in GMS for the Etsy marketplace, and partially offset by an increase in GMS for the Depop marketplace, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was partially offset by an increase in marketplace revenue due to pricing, driven by the launch of a seller set-up fee for the Etsy marketplace in April 2024, under which a seller pays a set-up fee when they open a shop. Additionally, marketplace revenue increased due to a mix of volume and pricing, related to a 2.1% increase in payment revenue, primarily driven by Depop payments expansion as well as higher payments revenue in locations in which we charge a higher payments fee for the Depop marketplace.
The growth in Services revenue was primarily driven by an increase of 6.2% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads, and, to a lesser extent, an increase from the Depop marketplace.
Costs and Operating Expenses
Cost of Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$192,061	$187,133	$4,928	2.6%
Percentage of total revenue	29.5%	29.0%
The increase in cost of revenue was primarily driven by an increase in cloud-related hosting and bandwidth costs and Etsy Insider loyalty program costs, which launched in beta form in the third quarter of 2024. These increases were partially offset by a net decrease in payments processing fees driven by a net GMS decrease and cost optimization efforts, partially offset by an increase due to payments expansion.

Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Marketing	$189,004	$191,811	$(2,807)	(1.5)%
Percentage of total revenue	29.0%	29.7%
Marketing expenses decreased, primarily driven by a decrease in stock-based compensation primarily due to forfeitures related to an executive departure. Direct marketing costs increased slightly in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was driven by an increased focus on performance marketing, as we continued to increase investments in efficient channels and regions with positive return on investment. The increase in performance marketing was largely offset by a decrease in spend on brand marketing as a result of a decrease in broadcasting costs across different media channels primarily in North America, including no prime time big game television advertisement as compared to the first quarter of 2024. Paid GMS was 23% of overall GMS for the three months ended March 31, 2025 compared to 20% for the three months ended March 31, 2024. We gained leverage as marketing did not increase as fast as revenue.
Product development

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Product development	$110,510	$109,846	$664	0.6%
Percentage of total revenue	17.0%	17.0%
Product development expenses increased, primarily due to increased employee compensation-related expenses, including stock-based compensation. These increases were partially offset by an increase in the amount of employee-related costs capitalized as a result of several larger projects in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
General and administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$80,225	$89,074	$(8,849)	(9.9)%
Percentage of total revenue	12.3%	13.8%
General and administrative expenses decreased, primarily due to a decrease in stock-based compensation, including lower performance-based restricted stock units, charitable donations, bad debt expense, and net favorable non-income tax items. The decrease in bad debt expense was primarily driven by Etsy Payments expansion, which shifted more Etsy marketplace sellers to Etsy payments, which reduced accounts receivable year-over-year. We gained leverage as general and administrative expenses did not increase as fast as revenue.
Asset impairment charge

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Asset impairment charge	$101,703	$—	$101,703	NM
Percentage of total revenue	15.6%	—%
Asset impairment charge was $101.7 million in the three months ended March 31, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 5—Goodwill” for more information. There was no asset impairment charge in the three months ended March 31, 2024.

Other (Expense) Income, net

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other (expense) income, net	$(10,992)	$11,565	$(22,557)	(195.0)%
Percentage of total revenue	(1.7)%	1.8%
Other expense, net decreased from other income, net, primarily driven by the remeasurement of non-functional currency cash and intercompany balances as changes in exchange rates resulted in a noncash loss for the three months ended March 31, 2025 as compared to a noncash gain for the three months ended March 31, 2024.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$(18,777)	$(16,651)	$(2,126)	12.8%
Percentage of total revenue	(2.9)%	(2.6)%
The primary drivers of our income tax provision for the three months ended March 31, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except percentages)
Net (loss) income	$(52,096)	$63,004
Excluding:
Stock-based compensation expense and related payroll taxes (1)	63,573	70,683
Depreciation and amortization	27,290	26,846
Provision for income taxes	18,777	16,651
Interest and other non-operating income, net	(4,902)	(5,310)
Foreign exchange loss (gain)	15,894	(6,255)
Asset impairment charge	101,703	—
Acquisition, divestiture, and corporate structure-related expenses	1,263	1,898
Restructuring and other exit (income) costs	(400)	418
Adjusted EBITDA	$171,102	$167,935
Divided by:
Revenue	$651,176	$645,954
Adjusted EBITDA margin	26.3%	26.0%
(1)Beginning in the first quarter of 2025, we are excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. Additionally, these taxes fluctuate with settlements and exercises of stock-based compensation awards, our stock price, and other factors that are beyond our control, and therefore we believe they are not reflective of our ongoing business operations or the underlying trends in our business. Management does not consider these taxes when evaluating the performance of our business or making operating plans. We believe excluding this expense from Adjusted EBITDA provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. We did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three months ended March 31, 2024 payroll tax expense related to stock-based compensation was $1.0 million.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $867.7 million as of March 31, 2025. Additionally, we have $129.5 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of March 31, 2025, we had net working capital of $590.8 million and in the three months ended March 31, 2025, we had positive operating cash flows of $49.2 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of March 31, 2025, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Historical Cash Flows

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash provided by (used in):
Operating activities	$49,183	$69,033
Investing activities	(20,676)	(25,106)
Financing activities	(204,782)	(163,014)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platforms, as well as cash payments for direct marketing expenses, employee compensation-related expenses, and payments processing fees. The decrease in the three months ended March 31, 2025 of $19.9 million, compared to the same period in 2024, was primarily due to timing of the payment of accrued and other current liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities results from purchases and maturities of investments and cash capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives. The decrease in the three months ended March 31, 2025 of $4.4 million, compared to the same period in 2024, was primarily due to a decrease in net purchases of investments.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash outflows from stock repurchases. The increase in the three months ended March 31, 2025 of $41.8 million, compared to the same period in 2024, was primarily due to an increase in stock repurchases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2025, compared to those disclosed in the Annual Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 10—Commitments and Contingencies—Legal Proceedings.”
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our condensed consolidated financial statements and related notes, and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our securities could decline and you could lose part or all of your investment. In addition, factors other than those discussed below or in other of our reports filed with or furnished to the SEC also could adversely affect our business, financial condition, results of operations or prospects. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Quarterly Report. For more information, see the “Note Regarding Forward-Looking Statements.”
Operational Risks Related to Our Business
Our quarterly operating results have and may continue to fluctuate, which can cause significant stock price fluctuations.
Our quarterly operating results, as well as our key metrics, have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including:
•inflation, interest rates, recessionary factors, foreign exchange rate volatility, tariffs and other trade barriers, disruptions to the banking industry, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical uncertainties, various types of cultural events, public health crises, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among other factors (collectively, “Macro Conditions”);
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
•the success of our marketing efforts;
•the success of our acquisitions, dispositions, or partnerships;
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
A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. For example, we offer Etsy Purchase Protection, a program that refunds buyers when a qualifying order is not received, is not as described, or arrives late or damaged. While we cover the reimbursement for qualifying orders under Etsy Purchase Protection, we also take steps to cover certain reimbursements that do not relate to qualified orders, such as requiring reserves from some sellers based on indications they may not be able to fulfill orders and other factors. Depop and Reverb have similar programs. Our cost to refund qualifying orders may exceed our expectations, and we are not always able to recover the funds we expend reimbursing orders that do not qualify for Etsy Purchase Protection, both of which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
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
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods, classes of buyers or sellers, or specific platforms, and other information about our communities and the performance of our platforms, with internal systems and tools or manual processes. These metrics are not independently verified by a third party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, may change over time, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the underlying assumptions. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, processes, and surveys or data collection methodologies have a number of limitations and may have errors or could change over time, any of which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, and we expect that we could be subject to legal claims, and our business, reputation, financial condition, and results of operations would be adversely affected.

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
Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, cyber terrorists, and malicious insiders. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, negative seller or buyer sentiment, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.
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
Our business operations depend upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, background and identity check providers, and network and mobile infrastructure providers. Any disruption in the services provided by third parties, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, or appropriate redundancies, could significantly harm our business.
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
We rely upon third-party service providers to perform key functions for our payments platforms, including payments processing and payments disbursing, compliance, currency exchange, identity verification, sanctions screening, tax collection, and fraud analysis. Failure of these service providers to perform adequately, or changes to or termination of our relationships with these service providers, has and could again negatively affect our sellers’ ability to receive payments, or potentially result in legal liability. For example, in the first quarter of 2023, Silicon Valley Bank, one of our payment disbursement providers, collapsed and, as a result, approximately 0.5% of our active sellers experienced a delay (generally one business day) receiving their payments while we engineered a new process flow to enable those sellers to receive payments from another disbursement account.
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
•barriers to international trade, such as tariffs, customs, or other taxes, or, when applicable, cross-border limits placed on the use of de minimis entry or more broadly on U.S. technology companies;
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
Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with many companies and venues, including marketplaces, retailers, and social media commerce. For example, in addition to listing goods for sale on one of our marketplaces, a seller can list goods with online retailers or sell goods through local consignment and vintage stores, as well as other venues or marketplaces, or through commerce channels on social networks. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise.
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
•the value, awareness, trustworthiness, and perception of our brands;
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
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth, value, and quality of items that sellers list in our marketplaces;
•the ease of finding items;
•the value, awareness, trustworthiness, and perception of our brands;
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly regulated items, items violating intellectual property rights of others, illegal products, pornography, items from sanctioned jurisdictions, hateful content, and items that promote or glorify violence.

We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, comply with laws and regulations, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, or inconsistent. Similarly, the tools and processes in place at our other marketplaces differ from those used by the Etsy marketplace, and our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policy enforcement across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
Enforcement of these policies has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by our buyers, sellers, segments of our communities, or other stakeholders. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.
If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our business, financial performance, and growth could be adversely affected.
Our ability to execute our strategy is dependent on a number of factors, including the ability of our senior management team and key team leaders to execute the strategy, our ability to iterate in a rapidly evolving e-commerce landscape, maintain our pace of product experiments coupled with the success of such initiatives, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, if our strategy does not drive the growth that we anticipate, if the public perception is that we are not executing on our strategy, or if our market opportunity is not as large as we have estimated, it could adversely affect our business, financial performance, and growth. For more information on our strategy, see Part I, Item 1, "Business—Overview—Our Strategy” of our Annual Report.
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
Growing the Etsy marketplace globally is part of our strategy, and our business could be harmed by the continued imposition of barriers to international trade.
Operating outside of the United States and facilitating cross-border transactions between buyers and sellers require significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, and Depop is headquartered in the United Kingdom, we are primarily a U.S.-based company with less experience developing local markets internationally and cross-border trade, and we may not execute our strategy successfully. For example, we sold our interest in Elo7 in August 2023 in light of challenges we faced to effectively scale the business in Brazil and, in late 2023, we decided to focus on bringing our India-based sellers potential sales through cross-border, global transactions and to deprioritize developing a domestic marketplace in India. An inability to effectively execute cross-border transactions, or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade, including the continued imposition of tariffs. If jurisdictions continue to impose barriers to international trade, including tariffs, changes to de minimis thresholds, certifications, representative requirements, additional regulation of small sellers and platforms, or customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted.
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
Competition is likely to intensify as we expand our business in markets outside of the United States. Local companies based outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, their local markets, along with regulations that may favor local companies. Some of our competitors may also be able to develop and grow internationally more quickly than we will. In addition, our international growth strategy may be adversely affected by geopolitical or other events that result in closures, delayed or terminated delivery services, or restrictions to cross-border trade.
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
The closing of the proposed sale of Reverb is subject to various risks and uncertainties, and may not be completed in accordance with expected plans, on the currently contemplated terms or timeline, or at all.
As previously announced on April 22, 2025, we entered into a stock purchase agreement to sell Reverb to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company (the “Transaction”). Reverb Partners LLC is an affiliate of Servco Pacific Inc., a Hawaii corporation, and Creator Partners LLC, a Delaware limited liability company. The Transaction is subject to certain closing conditions, and is expected to close in the coming months. However, we cannot assure you that the conditions to the closing of the Transaction will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Reverb, or such completion may be delayed beyond our expected timeline and could result in increased transaction costs, which could be materially higher than our estimates.
If the proposed sale of Reverb is delayed or not completed for any reason, including due to our inability to satisfy the closing conditions set forth in the stock purchase agreement or other conditions outside of our control, we could face negative publicity and possible litigation. In addition, we will have expended significant management resources in an effort to complete the transaction and incurred transaction costs. Accordingly, if the proposed sale of Reverb is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.
We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
In the quarter ended March 31, 2025, we recorded a non-cash impairment charge of $101.7 million to write off goodwill in full for Reverb. In addition, in the quarter ended June 30, 2023, we recorded non-cash impairment charges of $68.1 million to write off property and equipment and intangible assets in full for Elo7, and in the quarter ended September 30, 2022, we recorded non-cash impairment charges of $897.9 million and $147.1 million to write off goodwill in full for Depop and Elo7, respectively.
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
We may engage in acquisitions, dispositions, or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies. For example, we recently announced our decision to sell Reverb and focus on our Etsy and Depop marketplaces.
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
We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions, dispositions, or partnerships could be viewed negatively by analysts, investors, or the members of our communities. If we fail to realize the expected benefits of our acquisitions, our business, growth and/or results of operations could be adversely affected.
We are subject to risks related to our environmental, social, and governance activities and disclosures.
Our Impact strategy focuses on Etsy’s mission to “Keep Commerce Human” and the positive impact we want our business to have. We have announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor (our “ESG metrics”) and include them in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business—ESG Reporting: Our Impact Goals, Strategy, & Progress” of our Annual Report (our “Impact Goals”). While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), and the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes” and together with the 2019 Notes and the 2020 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from each of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended March 31, 2025, holders of the Notes are not eligible to convert their Notes during the second quarter of 2025. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—”Note 9—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at our other marketplaces are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
While we benefit from certain protections and safe harbors from liability, such as the Digital Millennium Copyright Act § 512 et seq., those protections are limited, vary across jurisdictions, and may diminish as lawmakers, courts, and regulators across the globe continue to reexamine the legal liability of platforms for the content and actions of their third-party users. We have been and may continue to be subject to allegations, litigation and/or regulatory claims seeking to hold us liable for the content and actions of our third-party sellers, including in the areas of intellectual property, consumer protection, product liability, privacy and data protection, content compliance, and criminal laws. If we are alleged or found to be liable for our sellers’ content or actions, or if new laws or court decisions expand the obligations or liability of marketplace platforms, we could be forced to pay monetary damages, civil or criminal penalties and attorneys’ fees, change or restrict our business practices or services, restrict certain types of content from our marketplaces, and/or suffer reputational or other harm. Any of these, or similar, consequences could have a material adverse impact on our business, including by making our platform less attractive to buyers or sellers, reducing our revenue, or increasing our costs.
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
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, employees, underwriters, and other third parties. Any lawsuit or legal action to which we are a party, with or without merit, may result in an unfavorable judgment or settlement, substantial monetary payments or fines, adverse changes to our offerings or business practices, reputational harm, and other consequences. We have in the past settled lawsuits, regulatory actions, and other disputes and may decide in the future to settle such actions, even if non-meritorious. In addition, defending claims is costly and can impose a significant burden on our management.
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
We collect, receive, use, store, disclose, share, and transfer a host of personal, confidential, and otherwise potentially protected information in the course of our operations, including to operate our business and for legal, compliance, and marketing purposes, which subjects us to an increasingly complex array of global privacy and data protection regulations. Authorities around the world have adopted and are considering a number of legislative and regulatory proposals affecting data protection, data usage, data transfer, localization, and information security, among other things. These laws and regulations are evolving, are subject to interpretation, in some cases may conflict with each other, and create substantial operational, financial, regulatory, reputational, and legal risk to our business. We are subject to regular inquiries and requests from regulators regarding these efforts. Examples of these laws include:
•The E.U. General Data Protection Regulation and the U.K. General Data Protection Regulations, which apply to our activities conducted from an establishment in the European Union or the United Kingdom, respectively, or related to products and services that we offer to our users in the European Union or the United Kingdom.
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
•U.S. state laws governing the processing of biometric information, such as the Illinois Biometric Information Privacy Act, which impose obligations on businesses that collect or disclose consumer biometric information and contain broad definitions of biometric information.

•Various federal, state, and international laws, like the Children’s Online Privacy Protection Act of 1998 and the U.K. Age-Appropriate Design Code, which govern the provision of services to children and minors, including the collection and processing of their data.
Further, we are subject to evolving international laws, regulations, decisional authority, and guidance governing whether, how, and under what circumstances we can transfer, process, and/or receive personal data. The validity of various cross-border data transfer mechanisms remains subject to legal, regulatory, and political developments in both the European Union and the United States. Any changes to existing frameworks may require us to adapt our existing arrangements or impede our ability to effectively transfer data to our users, vendors, and partners in other jurisdictions.
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
We are also subject to various data breach notification laws and, in some instances, have contractual and other obligations to notify relevant stakeholders in the event of an actual or potential breach. Our contracts, our contractual representations, and/or industry standards, to varying extents, may require us to use industry-standard or other reasonable measures to safeguard personal or confidential information. Cyber-related events and security breaches, even if only related to the actions of a third-party vendor, are and have been costly, could lead to legal liability or negative publicity, may cause our users, employees, or other stakeholders to lose confidence in our security measures, may cause us to breach certain contracts, and may require us to expend significant resources to remediate. There can be no assurance that indemnity, contractual remedies, or insurance will be available or adequate to protect us from liabilities or damages in the event of a breach or cyber-related incident.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Etsy and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, the proposed Toy Safety Regulation, changes to the Product Liability Directive, and efforts to restrict the scope of intermediary liability protections may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in various E.U. member states and other jurisdictions and sustainability-related E.U.-wide regulations directly impact our sellers, and impose compliance verification obligations on us, among other things. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. As another example, we may be impacted by the U.K.’s newly introduced Product Regulation and Metrology Bill, which could include a framework to regulate online marketplaces. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, or change our product offerings, functionality or operations in, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, to regulate content moderation, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the previously proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content and content moderation decisions in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2024 and April 25, 2025, our common stock’s daily closing price on Nasdaq has ranged from a low of $40.80 to a high of $81.08. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.

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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2025, holders of the Notes are not eligible to convert their Notes during the second quarter of 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the

Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 9—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On October 30, 2024, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock, of which approximately $811 million remained available as of March 31, 2025. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
January 1 - 31	1,140	$53.57	1,140	$939,182
February 1 - 28	1,090	53.81	1,090	880,517
March 1 - 31	1,487	46.71	1,487	811,045
Total	3,717	50.90	3,717
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In June 2023, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $1 billion of our common stock. The program was completed in the first quarter of 2025. The table also reflects the authorization, in October 2024, of a new stock repurchase program that authorizes repurchases of up to an additional $1 billion of our common stock. This stock repurchase program has no expiration date.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated Executive Severance Plan					X
10.2*	Amended and Restated Compensation Program for Non-Employee Directors					X
10.3*	Form of Restricted Stock Unit Agreement under 2024 Equity Incentive Plan					X
10.4*	Form of Performance Stock Unit Agreement under 2024 Equity Incentive Plan					X
10.5*	Form of Performance Stock Unit under 2024 Inducement Plan					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X
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

ETSY, INC.
Date: April 30, 2025	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)