Form 10-Q
period 2025-06-30
ETSY INC
filed 2025-07-30
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of July 25, 2025 was 99,108,568.

Part I - Financial Information
6	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
12		Notes to Condensed Consolidated Financial Statements
26	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
37	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
37	Item 4.	Controls and Procedures

Part II - Other Information
38	Item 1.	Legal Proceedings
38	Item 1A.	Risk Factors
65	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
65	Item 3.	Defaults Upon Senior Securities
65	Item 4.	Mine Safety Disclosures
65	Item 5.	Other Information
66	Item 6.	Exhibits
67		Signatures

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments (including in artificial intelligence), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; the impact of tariffs, changes to de minimis exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•The trustworthiness and safety of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
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
•Our business depends on continued use of and unimpeded access to third-party technology, services, platforms, and infrastructure that we rely upon to maintain and scale our platform and our business operations. If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.
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
•Growing the Etsy marketplace globally is part of our strategy, and our business could be harmed by the continued imposition of barriers to international trade, such as the elimination of the de minimis exemption for commercial goods imported into the United States.
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
•We may be subject to intellectual property and similar claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,183,357	$811,178
Short-term investments	228,979	228,322
Accounts receivable, net of expected credit losses of $5,387 and $6,089 as of June 30, 2025 and December 31, 2024, respectively	6,474	8,702
Prepaid and other current assets	88,593	89,931
Funds receivable and seller accounts	140,596	189,558
Total current assets	1,647,999	1,327,691
Property and equipment, net of accumulated depreciation and amortization of $293,583 and $302,734 as of June 30, 2025 and December 31, 2024, respectively	230,233	236,706
Goodwill	38,072	137,089
Intangible assets, net of accumulated amortization of $123,611 and $161,495 as of June 30, 2025 and December 31, 2024, respectively	317,015	413,898
Deferred tax assets	156,124	145,630
Long-term investments	126,640	111,725
Other assets	41,066	45,043
Total assets	$2,557,149	$2,417,782
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,165	$25,979
Accrued expenses	254,204	374,947
Finance lease obligations—current	6,295	6,148
Funds payable and amounts due to sellers	140,596	189,558
Deferred revenue	23,598	19,213
Other current liabilities	46,504	49,268
Total current liabilities	486,362	665,113
Finance lease obligations—net of current portion	90,302	93,482
Deferred tax liabilities	5,425	7,957
Long-term debt, net	2,978,971	2,288,083
Other liabilities	120,659	122,013
Total liabilities	3,681,719	3,176,648
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of June 30, 2025 and December 31, 2024; 99,608 and 108,540 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	100	109
Preferred stock ($0.001 par value, 25,000 shares authorized as of June 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	1,431,154	1,322,809
Accumulated deficit	(2,335,843)	(1,784,037)
Accumulated other comprehensive loss	(219,981)	(297,747)
Total stockholders’ deficit	(1,124,570)	(758,866)
Total liabilities and stockholders’ deficit	$2,557,149	$2,417,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$672,663	$647,806	$1,323,839	$1,293,760
Cost of revenue	193,548	184,090	385,609	371,223
Gross profit	479,115	463,716	938,230	922,537
Operating expenses:
Marketing	212,110	183,063	401,114	374,874
Product development	111,861	114,493	222,371	224,339
General and administrative	78,715	95,991	158,940	185,065
Asset impairment charge	—	—	101,703	—
Total operating expenses	402,686	393,547	884,128	784,278
Income from operations	76,429	70,169	54,102	138,259
Other (expense) income:
Interest expense	(3,773)	(3,461)	(7,177)	(6,942)
Interest and other income	9,031	7,408	17,337	16,199
Foreign exchange (loss) gain	(25,444)	4,861	(41,338)	11,116
Loss on sale of business	(5,097)	—	(5,097)	—
Other (expense) income, net	(25,283)	8,808	(36,275)	20,373
Income before income taxes	51,146	78,977	17,827	158,632
Provision for income taxes	(22,306)	(25,972)	(41,083)	(42,623)
Net income (loss)	$28,840	$53,005	$(23,256)	$116,009
Net income (loss) per share attributable to common stockholders:
Basic	$0.28	$0.46	$(0.22)	$0.99
Diluted	$0.25	$0.41	$(0.22)	$0.89
Weighted-average common shares outstanding:
Basic	103,212	116,432	105,246	117,445
Diluted	121,514	133,118	105,246	134,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$28,840	$53,005	$(23,256)	$116,009
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $4,685, $0, $4,685, and $0, respectively	48,445	(4,178)	77,537	(18,025)
Unrealized gains (losses) on investments, net of tax of $13, $0, $75, and $(87), respectively	41	2	229	(268)
Total other comprehensive income (loss)	48,486	(4,176)	77,766	(18,293)
Comprehensive income	$77,326	$48,829	$54,510	$97,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2025	105,126	$105	$1,385,110	$(2,027,047)	$(268,467)	$(910,299)
Stock-based compensation	—	—	64,419	—	—	64,419
Exercise of vested options	219	—	2,709	—	—	2,709
Vesting of restricted stock units, net of shares withheld	622	1	(21,084)	—	—	(21,083)
Stock repurchase	(6,359)	(6)	—	(337,636)	—	(337,642)
Other comprehensive income	—	—	—	—	48,486	48,486
Net income	—	—	—	28,840	—	28,840
Balance as of June 30, 2025	99,608	$100	$1,431,154	$(2,335,843)	$(219,981)	$(1,124,570)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2024	108,540	$109	$1,322,809	$(1,784,037)	$(297,747)	$(758,866)
Stock-based compensation	—	—	131,643	—	—	131,643
Exercise of vested options	318	—	5,654	—	—	5,654
Vesting of restricted stock units, net of shares withheld	826	1	(28,952)	—	—	(28,951)
Stock repurchase	(10,076)	(10)	—	(528,550)	—	(528,560)
Other comprehensive income	—	—	—	—	77,766	77,766
Net loss	—	—	—	(23,256)	—	(23,256)
Balance as of June 30, 2025	99,608	$100	$1,431,154	$(2,335,843)	$(219,981)	$(1,124,570)

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(23,256)	$116,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	120,618	145,400
Depreciation and amortization expense	52,688	53,933
Provision for expected credit losses	4,908	7,321
Deferred benefit for income taxes	(1,018)	(4,291)
Asset impairment charge	101,703	—
Other non-cash expense (income), net	34,283	(11,556)
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	39,982	50,189
Non-current assets	3,130	(1,124)
Current liabilities	(175,134)	(141,633)
Non-current liabilities	(584)	5,846
Net cash provided by operating activities	157,320	220,094
Cash flows from investing activities
Purchases of property and equipment	(10,112)	(5,908)
Website and app development	(21,464)	(14,093)
Purchases of investments	(197,570)	(192,863)
Sales and maturities of investments	184,207	185,120
Proceeds from sale of business, net of cash	100,485	—
Net cash provided by (used in) investing activities	55,546	(27,744)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(28,959)	(33,007)
Repurchase of stock	(523,852)	(308,726)
Proceeds from exercise of stock options	5,654	2,735
Proceeds from issuance of convertible senior notes	700,000	—
Payment of debt issuance costs	(10,500)	—
Payments on finance lease obligations	(3,045)	(3,086)
Other financing, net	(17,226)	3,821
Net cash provided by (used in) financing activities	122,072	(338,263)
Effect of exchange rate changes on cash	37,241	(9,199)
Net increase (decrease) in cash and cash equivalents	372,179	(155,112)
Cash and cash equivalents at beginning of period	811,178	914,323
Cash and cash equivalents at end of period	$1,183,357	$759,211

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$41,921	$35,316
Supplemental non-cash disclosures:
Stock-based compensation capitalized in website and app development and asset additions in exchange for liabilities	$15,171	$9,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces share a mission to “Keep Commerce Human,” and the Company is committed to using the power of business and technology to strengthen communities and empower people. The Company’s primary marketplace, Etsy, is the global destination for unique and creative goods. The Company generates revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On June 2, 2025, Etsy closed the previously announced sale of Reverb Holdings, Inc. (“Reverb”), its musical instrument marketplace, to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company. The financial results of Reverb have been included in Etsy’s condensed consolidated financial statements until June 2, 2025. See “Note 5—Sale of Business” for more information.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of June 30, 2025, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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
Interim Impairment Evaluation
The Company recorded a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 related to the Reverb reporting unit. The Company completed the sale of Reverb in the second quarter of 2025. See “Note 6—Goodwill” and “Note 5—Sale of Business” for further information.
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketplace revenue	$468,169	$470,377	$926,664	$937,359
Services revenue	204,494	177,429	397,175	356,401
Revenue	$672,663	$647,806	$1,323,839	$1,293,760
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2025 that was included in the deferred balance at January 1, 2025 was $17.5 million.

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
For the six months ended June 30, 2025, the Company’s effective income tax rate was 230.5% representing an income tax provision recorded on net income before tax. The effective tax rate for the six months ended June 30, 2025 was unfavorably impacted by non-deductible goodwill impairment, tax deficiencies from stock-based compensation resulting from a lower stock price at vesting of restricted stock units compared to the stock price upon grant, valuation allowance recorded against losses generated by certain foreign jurisdictions, and state income taxes, partially offset by favorable impacts of foreign operations taxed at a lower rate and a benefit related to a research and development tax credit.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $3.0 million in the six months ended June 30, 2025, from $56.8 million as of December 31, 2024 to $59.8 million as of June 30, 2025. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $57.0 million as of June 30, 2025. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the six months ended June 30, 2025, the Company recorded interest and penalties of $3.6 million as a component of income tax expense, which increased the cumulative balance from $6.2 million as of December 31, 2024 to $9.8 million as of June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Because the enactment occurred after the June 30, 2025 balance sheet date, the Company has not recorded any amounts related to OBBBA in the accompanying June 30, 2025 consolidated financial statements. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. The Company is currently assessing OBBBA’s impact on its consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 4—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$28,840	$53,005	$(23,256)	$116,009
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	1,873	1,585	—	3,170
Net income (loss) attributable to common stockholders—diluted	$30,713	$54,590	$(23,256)	$119,179

Denominator:
Weighted-average common shares outstanding—basic	103,212	116,432	105,246	117,445
Dilutive effect of outstanding stock-based compensation awards	2,243	1,972	—	2,104
Dilutive effect of assumed conversion of convertible senior notes	16,059	14,714	—	14,714
Weighted-average common shares outstanding—diluted	121,514	133,118	105,246	134,263

Net income (loss) per share attributable to common stockholders—basic	$0.28	$0.46	$(0.22)	$0.99
Net income (loss) per share attributable to common stockholders—diluted	$0.25	$0.41	$(0.22)	$0.89
The following potentially issuable common shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation awards	5,391	5,020	11,649	4,960
Convertible senior notes	—	—	22,873	—
Total anti-dilutive securities	5,391	5,020	34,522	4,960
Since the Company has reported net loss in the six months ended June 30, 2025, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Sale of Business
On April 21, 2025, the Company entered into an agreement to sell Reverb, its musical instrument marketplace, to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company, in an effort to focus on driving growth in the core Etsy marketplace, as well as its subsidiary Depop. Reverb Partners LLC is an affiliate of Servco Pacific Inc., a Hawaii corporation, and Creator Partners LLC, a Delaware limited liability company (collectively, the “Acquirors”), for a purchase price of $105.0 million in cash, subject to certain closing adjustments.
The transaction closed on June 2, 2025 and the Company recorded a loss on sale of $5.1 million during the three months ended June 30, 2025. The loss on sale is the difference between the fair value of the consideration received of $108.2 million and the carrying amount of Reverb’s net assets as of the closing date of $113.3 million. The major classes of assets and liabilities sold consisted of the following (in thousands):

As of June 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,212
Funds receivable and seller accounts	19,861
Other current assets	4,448
Total current assets	33,521
Property and equipment, net	17,372
Intangible assets, net	107,390
Other assets	2,344
Total assets	$160,627
LIABILITIES
Current liabilities:
Funds payable and amounts due to sellers	$19,814
Other current liabilities	11,391
Total current liabilities	31,205
Deferred tax liabilities	13,319
Other liabilities	2,779
Total liabilities	$47,303
Note 6—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of June 30, 2025	As of December 31, 2024
Balance as of the beginning of the period	$137,089	$138,377
Impairment charge	(101,703)	—
Foreign currency translation adjustments	2,686	(1,288)
Balance as of the end of the period	$38,072	$137,089
During the first quarter of 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025.
The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. The Company sold Reverb in the second quarter of 2025. See “Note 5—Sale of Business for additional information.” The remaining goodwill balance is allocated to Etsy.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 7—Segment and Geographic Information
Following the sale of Reverb in the second quarter of 2025, the Company determined it has two operating segments, Etsy and Depop, which each have separate operating results that are reviewed by the CODM to assess performance and allocate resources at the segment level. As such, Etsy’s operating segments are not managed on a consolidated basis. The two operating segments qualify for aggregation as one reportable segment as each meets the quantitative and qualitative aggregation criteria prescribed within Accounting Standards Codification 280, Segment Reporting.
Etsy considers Adjusted EBITDA to be its reported measure of segment profit or loss. Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; retroactive non-income tax expense; and restructuring and other exit (income) costs. The CODM does not review segment assets at a different asset level or category as compared to that presented in the Consolidated Balance Sheets.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Consolidated Statements of Operations and included within net income (loss). Etsy's other segment items are limited to those adjustments to Etsy’s significant segment expenses included within operating income, including stock-based compensation expense and related payroll taxes, depreciation and amortization, acquisition, divestiture, and corporate structure-related expenses, retroactive non-income tax expense, and restructuring and other exit (income) costs.
The following table reconciles the reported measure of segment profit or loss, Adjusted EBITDA, to Income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$169,020	$179,375	$340,122	$347,310
Reconciliation to income before income taxes
Stock-based compensation expense and related payroll taxes (1)	(60,974)	(74,717)	(124,547)	(145,400)
Depreciation and amortization	(25,398)	(27,087)	(52,688)	(53,933)
Interest and other non-operating income, net	4,939	3,947	9,841	9,257
Foreign exchange (loss) gain	(25,444)	4,861	(41,338)	11,116
Asset impairment charge	—	—	(101,703)	—
Acquisition, divestiture, and corporate structure-related expenses	(5,903)	(234)	(7,166)	(2,132)
Loss on sale of business	(5,097)	—	(5,097)	—
Retroactive non-income tax expense	—	(7,244)	—	(7,244)
Restructuring and other exit income (costs)	3	76	403	(342)
Total reconciling items	(117,874)	(100,398)	(322,295)	(188,678)
Income before income taxes	$51,146	$78,977	$17,827	$158,632
(1)Beginning in the first quarter of 2025, the Company is excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. The Company did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three and six months ended June 30, 2024 payroll tax expense related to stock-based compensation was $3.1 million and $4.1 million, respectively.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$343,369	$342,284	$676,187	$685,324
United Kingdom	67,777	74,202	134,760	150,205
All Other	261,517	231,320	512,892	458,231
Revenue	$672,663	$647,806	$1,323,839	$1,293,760
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of June 30, 2025	As of December 31, 2024
United States	$136,444	$146,410
All Other	25,305	22,288
Long-lived assets	$161,749	$168,698
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.
Note 8—Fair Value Measurements
As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of June 30, 2025 and December 31, 2024, the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2025
Level 1
Money market funds	$719,223	$—	$—	$719,223	$719,223	$—	$—
U.S. Government securities	74,386	(23)	121	74,484	—	48,608	25,876
	793,609	(23)	121	793,707	719,223	48,608	25,876
Level 2
Certificate of deposit	9,322	—	5	9,327	—	9,327	—
Commercial paper	58,227	(6)	16	58,237	10,326	47,911	—
Corporate bonds	195,978	(19)	452	196,411	—	123,133	73,278
	263,527	(25)	473	263,975	10,326	180,371	73,278
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,070,136	$(48)	$594	$1,070,682	$729,549	$228,979	$112,154
Measured at NAV (1)
Third-party managed funds							14,486
							$126,640
December 31, 2024
Level 1
Money market funds	$402,731	$—	$—	$402,731	$402,731	$—	$—
U.S. Government securities	71,188	(109)	71	71,150	—	41,477	29,673
	473,919	(109)	71	473,881	402,731	41,477	29,673
Level 2
Certificate of deposit	35,301	(2)	31	35,330	3,638	31,692	—
Commercial paper	57,035	(1)	39	57,073	7,488	49,585	—
Corporate bonds	165,092	(98)	310	165,304	—	101,863	63,441
	257,428	(101)	380	257,707	11,126	183,140	63,441
Level 3
Loans receivable - held for investment	7,500	—	—	7,500	—	500	7,000
	7,500	—	—	7,500	—	500	7,000
	$738,847	$(210)	$451	$739,088	$413,857	$225,117	$100,114
Measured at NAV (1)
Third-party managed funds						3,205	11,611
						$228,322	$111,725
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of June 30, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$28,038	$(23)	$—	$—
Certificate of deposit	1,058	—	—	—
Commercial paper	25,567	(6)	—	—
Corporate bonds	42,313	(19)	—	—
Total	$96,976	$(48)	$—	$—

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$32,501	$(105)	$12,600	$(4)
Certificate of deposit	2,397	(2)	—	—
Commercial paper	8,233	(1)	—	—
Corporate bonds	38,641	(98)	932	—
Total	$81,772	$(206)	$13,532	$(4)
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three and six months ended June 30, 2025 or 2024.
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
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the $700.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”), the $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and, together with the 2025 Notes, 2021 Notes and 2020 Notes, the “Notes”). See “Note 10—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$688,756	$667,030	$—	$—
2021 Notes	994,379	858,800	993,429	822,600
2020 Notes	647,414	582,595	646,818	562,380
2019 Notes	648,422	631,105	647,836	628,766
	$2,978,971	$2,739,530	$2,288,083	$2,013,746

Etsy, Inc.
Notes to Consolidated Financial Statements
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 9—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2025	As of December 31, 2024
Vendor accruals	$98,450	$148,714
Pass-through marketplace tax collection obligation	80,383	129,222
Employee compensation-related liabilities	52,915	75,676
Taxes payable	22,456	21,335
Total accrued expenses	$254,204	$374,947
Note 10—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	11,244	5,621	2,586	1,465	20,916
Net carrying value	$688,756	$994,379	$647,414	$648,422	$2,978,971

	As of December 31, 2024
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$—	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	—	6,571	3,182	2,051	11,804
Net carrying value	$—	$993,429	$646,818	$647,836	$2,288,083
2025 Notes
In June 2025, the Company issued $700.0 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).. The net proceeds from the sale of the 2025 Notes were $689.5 million after deducting the initial purchasers’ discount and offering expenses, and before the repurchase of stock, as described in “Note 12—Stockholders’ Deficit.” The 2025 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate.
The Company recorded the 2025 Notes as a liability at face value. Transaction costs attributable to the liability were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the 2025 Notes.

Etsy, Inc.
Notes to Consolidated Financial Statements
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2025 Notes	June 15, 2030	February 15, 2030	11.6570	$85.79	1.3%
2021 Notes	June 15, 2028	February 15, 2028	4.0518	246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)As of June 30, 2025, none of the conditions permitting the holders of the 2025 Notes, 2021 Notes, 2020 Notes, and 2019 Notes to early convert have been met, based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2025.
(2)The initial conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock.
Based on the terms of each series of Notes, they will mature on the respective maturity date unless earlier converted, redeemed, or repurchased. Additionally, the holders of each series of Notes may convert all or a portion of such series of Notes prior to the close of business on the business day immediately preceding the respective contractual convertibility date only under the following circumstances: (1) during any calendar quarter preceding the respective contractual convertibility date of each series of Notes, in which the closing price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for such series of Notes on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of such series of Notes for each trading day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the 2025 Notes or 2021 Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On and after the applicable contractual convertibility date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
The Company may redeem all or any portion of the 2025 Notes and 2021 Notes, at the Company’s option, subject to partial redemption limitations, on or after June 20, 2028 and June 20, 2025, respectively, if the last reported sale price of the Company’s common stock has been at least 130% of the applicable conversion price for such series of Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption for such series of Notes at a redemption price equal to 100% of the principal amount of the 2025 Notes or 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If a fundamental change occurs prior to the maturity date for any series of Notes, holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased. Holders of the Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the applicable series of Notes.
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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of June 30, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $2.5 million and $2.1 million in the three months ended June 30, 2025 and June 30, 2024, respectively, and $4.6 million and $4.2 million in the six months ended June 30, 2025 and June 30, 2024, respectively.
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 8—Fair Value Measurements” for more information regarding the fair value of the Notes.
Capped Call Transactions
The Company used a portion of the net proceeds from each of the 2021, 2020, and 2019 Note offerings to enter into separate privately negotiated capped call instruments (the 2021, 2020, and 2019 capped call instruments collectively referred to as the “Capped Call Transactions”) with certain financial institutions, initial purchasers, and/or their respective affiliates. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2021, 2020, and 2019 Notes upon conversion of the respective Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the respective Notes, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of June 30, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Commitments and Contingencies
In June 2025, the Company issued the 2025 Notes. See “Note 10—Debt” for more information.
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the six months ended June 30, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 12—Stockholders’ Deficit
In June 2023, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $1 billion of its common stock (the “June 2023 Stock Repurchase Program”). The program was completed in the first quarter of 2025.
In October 2024, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). As of June 30, 2025, the remaining amount available to be repurchased under the October 2024 Stock Repurchase Program was $476.3 million.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the three months ended:
March 31, 2025	3,717	$50.90
June 30, 2025	6,359	52.63
Balance as of June 30, 2025	10,076	51.99
(1) Average price paid per share excludes broker commissions and excise tax.
All repurchased shares of common stock have been retired.
In June 2025, concurrently with the issuance of the 2025 Notes, the Company repurchased approximately 2.5 million shares of its common stock under the October 2024 Stock Repurchase Program for $150.0 million. See "Note 10—Debt."

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Stock-Based Compensation
2024 Equity Incentive Plan
During the three and six months ended June 30, 2025, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). At June 30, 2025, 19,280,062 shares were authorized under the 2024 Plan and 5,780,552 shares were available for future grant.
In the first quarter of 2025, the Company adjusted the mix of long-term compensation for certain employees, granting a LTC award in lieu of a portion of an equity award in an effort to better balance the Company’s goals of retaining employees and aligning their interests with those of the Company’s stockholders, with managing the Company’s stock-based compensation expense and shares available under the Company’s 2024 Plan. The LTC awards are considered deferred cash compensation, and the associated expense is recognized ratably over the three-year requisite service period associated with these awards, and is not included in stock-based compensation expense below.
2024 Inducement Plan
During the six months ended June 30, 2025, the Company granted RSUs, including Financial PBRSUs and TSR PBRSUs, under the Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”). At June 30, 2025, 1,000,000 shares were authorized under the 2024 Inducement Plan and 855,343 shares were available for future grant.
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, during the six months ended June 30, 2025 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	7,558	$86.29
Granted	4,458	49.08
Vested	(1,407)	106.05
Forfeited/Canceled	(1,199)	81.60
Unvested at June 30, 2025	9,410	66.31
The total unrecognized compensation expense at June 30, 2025 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $512.8 million, which will be recognized over an estimated weighted-average amortization period of 2.41 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$7,382	$8,787	$14,910	$16,491
Marketing	5,195	5,882	5,759	12,319
Product development	31,843	38,441	66,553	72,505
General and administrative	14,090	21,607	33,396	44,085
Stock-based compensation expense	$58,510	$74,717	$120,618	$145,400

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

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of passionate and creative buyers and sellers around the world. These marketplaces share a mission to “Keep Commerce Human,” and we’re committed to using the power of business and technology to strengthen communities and empower people.
Our primary marketplace, Etsy, is the global destination for unique and creative goods. It connects artisans and entrepreneurs with thoughtful consumers seeking items that reflect their tastes and values. We aim to create a virtuous cycle that benefits all of our stakeholders. Ultimately, our success is tied to our sellers; we make money when they do. In addition to providing them with access to tens of millions of buyers, we offer a range of tools and services that address key business needs. Buyers come to Etsy to be inspired and delighted by items that are crafted and curated by creative entrepreneurs.
In addition to our core Etsy marketplace, we also own Depop Limited (“Depop”), a fashion resale marketplace acquired in 2021. On June 2, 2025, we completed the previously announced sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019. Our condensed consolidated financial results and related disclosures for the three and six months ended June 30, 2025 include the results of Reverb until June 2, 2025. Our marketplaces operate independently, while benefiting from shared expertise in product development, marketing, technology, and customer support.
We generate revenue primarily from marketplace activities, including transaction (inclusive of offsite advertising), payments processing, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Our strategy is focused around:
•Building a sustainable competitive advantage for the Etsy marketplace — our “Right to Win;”
•Growing the Etsy marketplace in our core geographies and globally; and
•Leveraging our expertise, or “playbook,” in running two-sided marketplaces across our brands.
Our investments in technology infrastructure, product development, marketing, trust and safety, member support, helping sellers grow, and fostering engaged and impactful teams, support our strategy, which you can read more about in our Annual Report.

Second Quarter 2025 Key Metrics and Financial Highlights
As of June 30, 2025, our marketplaces connected 8.1 million active sellers and 93.3 million active buyers in nearly every country in the world. In the three and six months ended June 30, 2025, sellers generated GMS of $2.8 billion and $5.6 billion, respectively.
Total revenue was $672.7 million and $1.3 billion in the three and six months ended June 30, 2025, respectively. In the three and six months ended June 30, 2025, we recorded net income (loss) of $28.8 million and $(23.3) million, respectively, and non-GAAP Adjusted EBITDA of $169.0 million and $340.1 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.4 billion as of June 30, 2025. As of June 30, 2025, we had four outstanding series of convertible notes, which collectively had a net carrying value of $3.0 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the six months ended June 30, 2025, we had positive operating cash flows of $157.3 million.
Sale of Reverb
On June 2, 2025, we closed the previously announced sale of Reverb. We recognized a net loss on the sale of Reverb of $5.1 million, representing the difference between the fair value of the consideration received of $108.2 million and the carrying amount of Reverb’s net assets as of the closing date.
Reverb is included in our consolidated results for the first two months of the second quarter of 2025, representing $153.0 million of GMS and $17.6 million of revenue, and for the full three months of the second quarter of 2024, when it represented $225.2 million of GMS and $24.4 million of revenue.
Convertible Debt
In June 2025, we issued $700.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”) in a private placement to qualified institutional buyers. The initial conversion price of the 2025 Notes represented a premium of approximately 42.5% over the closing price of our common stock on June 11, 2025, the date the 2025 Notes offering was priced. The net proceeds from the sale of the 2025 Notes were $689.5 million after deducting the offering expenses. The 2025 Notes will mature on June 15, 2030, unless earlier converted, redeemed, or repurchased.
We repurchased approximately 2.5 million shares of our common stock for approximately $150.0 million concurrently with the issuance of the 2025 Notes. We intend to use the remainder of the net proceeds from the 2025 Notes for general corporate purposes, which may include the repayment or repurchase, at or prior to maturity, of our existing debt securities. For more information on the 2025 Notes, see “Note 10—Debt” in the Notes to Consolidated Financial Statements.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace information in certain instances where particularly relevant. The financial results of Reverb have been included in our consolidated financial results until June 2, 2025 (the date of sale) and for all periods presented in this table, except as noted below. The financial measures and key operating metrics we use are:

	Three Months Ended June 30,		% (Decline) Growth Y/Y		Six Months Ended June 30,		% (Decline) Growth Y/Y
	2025	2024			2025	2024

	(in thousands, except percentages)
GMS (1)	$2,806,249	$2,949,254	(4.8)%		$5,599,585	$5,935,754	(5.7)%
Revenue	$672,663	$647,806	3.8%		$1,323,839	$1,293,760	2.3%
Revenue take rate (2)	24.0%	22.0%	200	bps	23.6%	21.8%	180	bps
Marketplace revenue	$468,169	$470,377	(0.5)%		$926,664	$937,359	(1.1)%
Services revenue	$204,494	$177,429	15.3%		$397,175	$356,401	11.4%
Gross profit	$479,115	$463,716	3.3%		$938,230	$922,537	1.7%
Operating expenses	$402,686	$393,547	2.3%		$884,128	$784,278	12.7%
Net income (loss)	$28,840	$53,005	(45.6)%		$(23,256)	$116,009	(120.0)%
Net income (loss) margin	4.3%	8.2%	(390)	bps	(1.8)%	9.0%	(1,080)	bps
Adjusted EBITDA (Non-GAAP)	$169,020	$179,375	(5.8)%		$340,122	$347,310	(2.1)%
Adjusted EBITDA margin (Non-GAAP)	25.1%	27.7%	(260)	bps	25.7%	26.8%	(110)	bps

Active sellers (3)	8,118	8,801	(7.8)%		8,118	8,801	(7.8)%
Active buyers (3)	93,334	96,610	(3.4)%		93,334	96,610	(3.4)%
(1)Consolidated GMS for the three and six months ended June 30, 2025 includes Etsy marketplace GMS of $2.4 billion and $4.7 billion, Depop GMS of $249.6 million and $483.1 million, and Reverb GMS of $153.0 million and $381.3 million, respectively.
(2)Revenue take rate is consolidated revenue divided by consolidated GMS.
(3)Consolidated active sellers and active buyers includes Etsy marketplace active sellers and active buyers of 5.4 million and 87.3 million, respectively, and excludes Reverb active sellers and active buyers as of June 30, 2025.
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
GMS decreased $143.0 million to $2.8 billion in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and GMS decreased $336.2 million to $5.6 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in GMS between the three and six months ended June 30, 2025 and 2024 was primarily driven by a decrease in Etsy marketplace GMS and the sale of Reverb on June 2, 2025, partially offset by an increase in GMS for the Depop marketplace. At the start of 2025, Etsy marketplace GMS was impacted by pressure on consumer discretionary product spending, a highly promotional and competitive retail environment, category mix, and changes to Etsy’s product development strategy last year which prioritized foundational investments over near-term GMS driving initiatives. While some of these factors persist, we saw momentum in the second quarter attributable in part to improved app performance and effective marketing initiatives. The Etsy marketplace GMS per active buyer on a trailing twelve-month basis declined 2.9% year-over-year to $120, along with a year-over-year decline of 4.6% of active buyers on the Etsy marketplace to 87.3 million.

U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S is non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percent U.S. Buyer GMS (1)	74%	74%	75%	74%
(1) Etsy marketplace percent U.S. Buyer GMS for the three and six months ended June 30, 2025 and 2024 was 74%.
There is considerable uncertainty as to when specific tariffs may go into effect, how recent and potential future changes to de minimis exemptions may play out, and the impact higher tariffs may have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; retroactive non-income tax expense; and restructuring and other exit (income) costs. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
June 30, 2025	(4.8)%	(5.8)%	1.0%	(5.7)%	(5.8)%	0.1%
June 30, 2024	(2.1)%	(1.9)%	(0.2)%	(2.9)%	(3.0)%	0.1%

Results of Operations
Comparison of Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$468,169	$470,377	$(2,208)	(0.5)%
Percentage of total revenue	69.6%	72.6%
Services	$204,494	$177,429	$27,065	15.3%
Percentage of total revenue	30.4%	27.4%
Total revenue	$672,663	$647,806	$24,857	3.8%
Marketplace revenue decreased primarily due to an overall volume decrease in transaction fee revenue of 5.2%, primarily driven by a decline in GMS for the Etsy marketplace, and to a lesser extent, the Reverb marketplace given the sale on June 2, 2025, and partially offset by an increase in GMS for the Depop marketplace. This decrease was partially offset by an increase in the seller set-up fee as well as expansion of the fee to additional locations. Additionally, marketplace revenue increased as a result of a 2.4% increase in payment revenue, primarily driven by an increase in transactions on the Etsy and Depop marketplaces in locations in which we charge a higher payments fee, as well as volume related to Depop payments expansion, and partially offset by a decrease related to the sale of the Reverb marketplace.
The growth in Services revenue was primarily driven by an increase of 12.7% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads, and, to a lesser extent, an increase in on-site advertising revenue from the Depop marketplace.
Costs and Operating Expenses
Cost of Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$193,548	$184,090	$9,458	5.1%
Percentage of total revenue	28.8%	28.4%
The increase in cost of revenue was primarily driven by an increase in cloud-related hosting and bandwidth costs, cost of refunds, and Etsy Insider loyalty program costs, which launched in beta form in the third quarter of 2024. These increases were partially offset by a net decrease in payments processing fees, driven by a net GMS decrease, cost optimization efforts, and the sale of Reverb on June 2, 2025.

Marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Marketing	$212,110	$183,063	$29,047	15.9%
Percentage of total revenue	31.5%	28.3%
Marketing expenses increased, primarily driven by an increase in direct marketing costs. This was driven by an increased focus on performance marketing, as we continued to increase investments in efficient channels with positive return on investment, including search engine marketing, product listing ads, and paid social. The increase in performance marketing was partially offset by a decrease in spend on brand marketing as a result of a decrease in broadcasting investments across different media channels primarily in North America. Paid GMS was 24% of overall GMS for the three months ended June 30, 2025 compared to 21% for the three months ended June 30, 2024.
Product development

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Product development	$111,861	$114,493	$(2,632)	(2.3)%
Percentage of total revenue	16.6%	17.7%
Product development expenses decreased, primarily due to an increase in the amount of employee-related costs capitalized as a result of several larger projects, and a decrease in stock-based compensation, primarily due to forfeitures related to the sale of Reverb on June 2, 2025. These decreases were largely offset by increased employee compensation-related expenses.
General and administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$78,715	$95,991	$(17,276)	(18.0)%
Percentage of total revenue	11.7%	14.8%
General and administrative expenses decreased, primarily due to retroactive non-income tax expense related to the digital services tax (“DST”) legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022 and recorded in the second quarter of 2024, as well as other net favorable non-income tax items. General and administrative expenses also decreased due to a decrease in stock-based compensation, including lower performance-based restricted stock units.
As part of ongoing trade negotiations between Canada and the United States, the Canadian government may formally repeal its DST legislation, which, if rescinded, would result in the reversal of DST expense recorded in prior periods.

Other (Expense) Income, net

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other (expense) income, net:
Interest expense	$(3,773)	$(3,461)	$(312)	9.0%
Interest and other income	9,031	7,408	1,623	21.9%
Foreign exchange (loss) gain	(25,444)	4,861	(30,305)	(623.4)%
Loss on sale of business	(5,097)	—	(5,097)	NM
Other (expense) income, net	$(25,283)	$8,808	$(34,091)	(387.0)%
Percentage of total revenue	(3.8)%	1.4%
Other expense, net decreased from other income, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a loss for the three months ended June 30, 2025 as compared to a gain for the three months ended June 30, 2024. Other expense, net decreased to a lesser extent due to a net loss on the sale of Reverb.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$(22,306)	$(25,972)	$3,666	(14.1)%
Percentage of total revenue	(3.3)%	(4.0)%
The primary drivers of our income tax provision for the three months ended June 30, 2025 were tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant and tax expense on income before income taxes.
The primary drivers of our income tax provision for the three months ended June 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.

Comparison of Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$926,664	$937,359	$(10,695)	(1.1)%
Percentage of total revenue	70.0%	72.5%
Services	$397,175	$356,401	$40,774	11.4%
Percentage of total revenue	30.0%	27.5%
Total revenue	$1,323,839	$1,293,760	$30,079	2.3%
Marketplace revenue decreased primarily due to an overall volume decrease in transaction fee revenue of 5.7%, primarily driven by a decline in GMS for the Etsy marketplace, and to a lesser extent, the Reverb marketplace given the sale on June 2, 2025, and partially offset by an increase in GMS for the Depop marketplace. This decrease was partially offset by an increase in the seller set-up fee as well as expansion of the fee to additional locations. Additionally, marketplace revenue increased as a result of a 2.3% increase in payments revenue, primarily driven by an increase in transactions on the Etsy and Depop marketplaces in locations in which we charge a higher payments fee, as well as volume related to Depop payments expansion, and partially offset by a decrease related to the sale of the Reverb marketplace.
The growth in Services revenue was primarily driven by an increase of 9.4% in on-site advertising revenue, primarily due to an increase in average price per click on Etsy Ads, and, to a lesser extent, an increase in on-site advertising revenue from the Depop marketplace.
Costs and Operating Expenses
Cost of Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$385,609	$371,223	$14,386	3.9%
Percentage of total revenue	29.1%	28.7%
The increase in cost of revenue was driven by an increase in cloud-related hosting and bandwidth costs, Etsy Insider loyalty program costs, which launched in beta form in the third quarter of 2024, and, to a lesser extent, cost of refunds. These increases were partially offset by a net decrease in payments processing fees driven by a net GMS decrease and cost optimization efforts.
Marketing

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Marketing	$401,114	$374,874	$26,240	7.0%
Percentage of total revenue	30.3%	29.0%
Marketing expenses increased, primarily driven by increased direct marketing costs. This was driven by an increased focus on performance marketing, as we continued to increase investments in efficient channels with positive return on investment, including search engine marketing, product listing ads, and paid social. The increase in performance marketing was partially offset by a decrease in spend on brand marketing as a result of a decrease in broadcasting investments across different media channels primarily in North America, including no prime time big game television advertisement as compared to 2024. Paid GMS was 23% of overall GMS for the six months ended June 30, 2025 compared to 21% for the six months ended June 30, 2024.

Product development

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Product development	$222,371	$224,339	$(1,968)	(0.9)%
Percentage of total revenue	16.8%	17.3%
Product development expenses decreased, primarily due to an increase in the amount of employee-related costs capitalized as a result of several larger projects, and a decrease in stock-based compensation, primarily due to forfeitures related to the sale of Reverb on June 2, 2025. These decreases were largely offset by increased employee compensation-related expenses.
General and administrative

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$158,940	$185,065	$(26,125)	(14.1)%
Percentage of total revenue	12.0%	14.3%
General and administrative expenses decreased, primarily due to net favorable non-income tax items as well as retroactive non-income tax expense related to the DST legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022 and recorded in the second quarter of 2024. General and administrative expenses also decreased due to a decrease in stock-based compensation, including lower performance-based restricted stock units.
Asset impairment charges

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Asset impairment charge	$101,703	$—	$101,703	NM
Percentage of total revenue	7.7%	—%
Asset impairment charges were $101.7 million in the six months ended June 30, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 6—Goodwill” for more information.
Other (Expense) Income, net

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other (expense) income, net:
Interest expense	$(7,177)	$(6,942)	$(235)	3.4%
Interest and other income	17,337	16,199	1,138	7.0%
Foreign exchange (loss) gain	(41,338)	11,116	(52,454)	(471.9)%
Loss on sale of business	(5,097)	—	(5,097)	NM
Other (expense) income, net	$(36,275)	$20,373	$(56,648)	(278.1)%
Percentage of total revenue	(2.7)%	1.6%
Other expense, net decreased from other income, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a loss for the six months ended June 30, 2025 as compared to a gain for the six months ended June 30, 2024. Other expense, net decreased to a lesser extent due to a net loss on the sale of Reverb.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$(41,083)	$(42,623)	$1,540	(3.6)%
Percentage of total revenue	(3.1)%	(3.3)%
The primary drivers of our income tax provision for the six months ended June 30, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
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
Non-GAAP Financial Measures
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$28,840	$53,005	$(23,256)	$116,009
Excluding:
Stock-based compensation expense and related payroll taxes (1)	60,974	74,717	124,547	145,400
Depreciation and amortization	25,398	27,087	52,688	53,933
Provision for income taxes	22,306	25,972	41,083	42,623
Interest and other non-operating income, net	(4,939)	(3,947)	(9,841)	(9,257)
Foreign exchange loss (gain)	25,444	(4,861)	41,338	(11,116)
Asset impairment charge	—	—	101,703	—
Acquisition, divestiture, and corporate structure-related expenses	5,903	234	7,166	2,132
Loss on sale of business	5,097	—	5,097	—
Retroactive non-income tax expense (2)	—	7,244	—	7,244
Restructuring and other exit (income) costs	(3)	(76)	(403)	342
Adjusted EBITDA	$169,020	$179,375	$340,122	$347,310
Divided by:
Revenue	$672,663	$647,806	$1,323,839	$1,293,760
Adjusted EBITDA margin	25.1%	27.7%	25.7%	26.8%
(1)Beginning in the first quarter of 2025, we are excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. Additionally, these taxes fluctuate with settlements and exercises of stock-based compensation awards, our stock price, and other factors that are beyond our control, and therefore we believe they are not reflective of our ongoing business operations or the underlying trends in our business. Management does not consider these taxes when evaluating the performance of our business or making operating plans. We believe excluding this expense from Adjusted EBITDA provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. We did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three and six months ended June 30, 2024 payroll tax expense related to stock-based compensation was $3.1 million and $4.1 million, respectively.
(2)Retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.4 billion as of June 30, 2025. Additionally, we have $126.6 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of June 30, 2025, we had net working capital of $1.2 billion and in the six months ended June 30, 2025, we had positive operating cash flows of $157.3 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of June 30, 2025, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We have the ability to draw down on a $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). See Part I, Item 1, “Note 10—Debt” for more information on the 2023 Credit Agreement.
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
Historical Cash Flows

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash provided by (used in):
Operating activities	$157,320	$220,094
Investing activities	55,546	(27,744)
Financing activities	122,072	(338,263)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on the amount of revenue generated on our platforms, as well as cash payments for direct marketing expenses, employee compensation-related expenses, and payments processing fees. The decrease in the six months ended June 30, 2025 of $62.8 million, compared to the same period in 2024, was primarily due to timing of the payment of accrued and other current liabilities and prepaid expenses and other current assets.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities results from purchases and maturities of investments and cash capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives, and any proceeds from sale of business. The increase in the six months ended June 30, 2025 of $83.3 million, compared to the same period in 2024, was primarily due to the proceeds from sale of Reverb, net of cash.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities primarily consists of cash inflows from the issuance of convertible notes offset in part by cash outflows from stock repurchases and payments of debt issuance costs. The increase in the six months ended June 30, 2025 of $460.3 million, compared to the same period in 2024, was primarily due to the issuance of the 2025 Notes offset in part by an increase in stock repurchases and payment of debt issuance costs related to the 2025 Notes.
Contractual Obligations
In June 2025, we issued the 2025 Notes, see Part I, Item 1, “Note 10—Debt” for more information. As of June 30, 2025, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2025, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 11—Commitments and Contingencies—Legal Proceedings.”
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
The trustworthiness and safety of our marketplaces and the connections within our communities are important to our success. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.
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
We are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplaces, users, and our communities. There are and may continue to be attempts to impersonate, exploit, misrepresent, or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated phishing attacks, spam or other campaigns. Similarly, there are and have been attempts to exploit, defraud, or otherwise harm our users via fraudulent or inauthentic accounts, scams, and sophisticated phishing and social engineering tactics, among others. We are not always successful in defending against these types of tactics which, when successful, could cause buyers and sellers to lose trust in our marketplaces, and could lead to fewer active buyers and/or sellers or otherwise damage our brands and our business, and/or create legal or regulatory risk. Even if we are successful in defending against these tactics, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms has and may continue to create burdens on both Etsy and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.
Our tools, processes, and controls designed to detect and address potential fraud and policy violations may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. Sellers, buyers, and other third parties use increasingly sophisticated techniques, which has made, and may continue to make, fraudulent activity more challenging to combat and may increase its impact. We take action against users who we are aware may have violated our policies or engage in fraud. The volume of enforcement actions against users for such activities has increased at times, and may increase again in the future. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in creating a good experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplaces, which may reduce seller and buyer trust and engagement.
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
A perception that our marketplaces’ levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. Our cost of refunds may exceed our expectations, and we do not always recover the funds reimbursed, which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
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
Additionally, the demand for the goods listed on our marketplaces is dependent on consumer preferences and available discretionary spending, which can and do change quickly and may differ across generations, genders, cultures, and other demographic characteristics. If demand for the goods that our sellers offer declines, or if demand for goods falls and is not replaced by demand in new or different categories, we may not be able to attract and retain buyers and our business could be harmed. Further, a shift in trends away from unique or vintage goods, socially-conscious consumerism, or second-hand fashion, could also make it more difficult to attract new buyers and sellers. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business and financial performance could be harmed.
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
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, including the E.U. Artificial Intelligence Act and similar U.S. state and international regulations, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, buyer or seller attrition, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
We rely on Google Cloud for a substantial portion of the computing, storage, data processing, networking, and other services for the Etsy Marketplace. A significant disruption of or interference with our use of Google Cloud would negatively impact our operations and seriously harm our business.
Google Cloud provides a distributed computing infrastructure as a service platform for the Etsy marketplace’s business operations. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of Google Cloud. Any significant disruption of, or interference with, our use of Google Cloud would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time, and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected. Further, any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Depop relies on Amazon Web Services for its primary production environment, and that marketplace is thus subject to analogous risks.

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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times as carriers struggle to keep up with new requirements relating to the calculation, collection, and remittance of tariffs. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth prospects.
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
•barriers to international trade, such as tariffs, customs, or other taxes, or, when applicable, cross-border limits placed on or the elimination of the use of de minimis entry, or more broadly on U.S. technology companies;
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
Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights, trademarks, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs and the time and cost required to defend such rights, if necessary. From time to time, we acquire or license intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.
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
On July 4, 2025, OBBBA was enacted in the U.S. Because the enactment occurred after the June 30, 2025 balance sheet date, the Company has not recorded any amounts related to OBBBA in the accompanying June 30, 2025 consolidated financial statements. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. We are currently assessing OBBBA’s impact on our consolidated financial statements.
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
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
We also face competition on the buyer side from both online and offline competitors. We compete for the attention of buyers who have the choice of shopping with any online or offline venue, including large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, event-driven and vertical experience platforms, resale marketplaces, streaming video commerce apps, and other venues or marketplaces. Many of these companies offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
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
•ease of payment;
•localization and experiences targeted based on regional preferences; and
•the availability and reliability of our platforms.
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
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us, or make other changes to the way results and source content are displayed. These changes have and may continue to negatively affect the placement of links to our marketplaces and reduce the number of visits we receive from search engines. We continue to adjust our marketing strategies to account for these changes, but there can be no guarantee these adjustments will be effective.
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which from time to time negatively impacts our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Limits on how data can be used in connection with third-party advertising and the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for advertisers like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits, to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – have and may continue to impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, comply with laws and regulations, engender trust in the use of our services, uphold our values, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, offensive, objectionable, or inconsistent. Similarly, the tools and processes in place at our Depop marketplace differ from those used by the Etsy marketplace, and, at each marketplace, our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policy enforcement and/or the transparency of our policy enforcement decisions across our marketplaces could lead to negative public perception, distrust from our members, legal or regulatory risks, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
Enforcement of these policies has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by our buyers, sellers, segments of our communities, regulators, or other stakeholders. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.
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
Operating outside of the United States and facilitating cross-border transactions between buyers and sellers require significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, and Depop is headquartered in the United Kingdom, we are primarily a U.S.-based company with less experience developing local markets outside the United States and cross-border trade. We have had, and may continue to have, difficulty executing our global strategy successfully. An inability to effectively execute cross-border transactions, or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade, including the continued imposition of tariffs. If jurisdictions continue to impose barriers to international trade, including increased tariffs, changes to de minimis thresholds, certifications, representative requirements, additional regulation of small sellers and platforms, or customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted. For example, OBBBA eliminates the global de minimis exemption for commercial goods beginning in July 2027, which will impact all Etsy orders imported into the United States that were previously exempt. While we continue to evaluate the effects of the OBBBA, the ultimate impact on our business cannot be determined at this time.
Despite our execution efforts, the goods that sellers list on our Etsy marketplace may not appeal to non-U.S. consumers in the same way as they do to consumers in the United States. In addition, non-U.S. buyers are not as familiar with the Etsy brand as buyers in the United States and may not perceive us as relevant or trustworthy. Similarly, consumers outside the United Kingdom, the United States, and Australia may be less familiar with Depop, which may make it challenging to expand into new markets.
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
To facilitate continued international expansion, we plan to continue investing in local marketing and enhancing the localization of the Etsy site experience to help sellers and buyers transact even if they are not in the same country and/or do not speak the same language. We continue to invest in relationships with third-party service providers to support operations in multiple countries, and may potentially acquire additional companies based outside the United States to integrate them into our operations, both of which could expose us to additional risks. Our investment outside of the United States may be more costly than we expect or unsuccessful.
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
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies. For example, we recently announced our sale of Reverb to focus on our Etsy and Depop marketplaces.
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
There can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere. Additionally, the costs and business impact of changing our current practices to comply with current and future regulatory requirements, including those from the SEC, European Union, and California may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes”) and the 1.00% Convertible Senior Notes due 2030 we issued in June 2025 (the “2025 Notes” and, together with the 2019 Notes, the 2020 Notes, and the 2021 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended June 30, 2025, holders of the Notes are not eligible to convert their Notes during the third quarter of 2025. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at our Depop marketplace are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
Privacy, data protection, information security, and artificial intelligence regulations are complex and rapidly evolving areas that have and may adversely affect our and our sellers’ business.
We collect, receive, use, store, disclose, share, and transfer a host of personal, confidential, and otherwise potentially protected information in the course of our operations, including to operate our business and for legal, compliance, and marketing purposes, which subjects us to an increasingly complex array of global privacy, artificial intelligence, and data protection regulations. Authorities around the world have adopted and are considering a number of legislative and regulatory proposals affecting data protection, data usage, data transfer, localization, artificial intelligence, and information security, among other things. These laws and regulations are evolving, are subject to interpretation, in some cases may conflict with each other, and create substantial operational, financial, regulatory, reputational, and legal risk to our business. We are subject to regular inquiries and requests from regulators regarding these efforts. Examples of these laws include:
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
•U.S. state laws governing the processing of biometric information, including laws in Illinois, Texas, and Washington, which impose obligations on businesses that collect or disclose consumer biometric information and contain broad definitions of biometric information.

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
We incorporate artificial intelligence and machine learning technologies into our products and internal operations. As a result, we are increasingly subject to a rapidly developing body of laws and regulations specifically addressing artificial intelligence. These evolving laws may impose significant compliance burdens, including requirements for impact assessments, risk management systems, human review of AI outputs, and disclosures to users. Our failure to comply with these emerging AI laws and regulations could result in significant fines, restrictions on the deployment or use of AI systems, reputational harm, and legal liability.
Collectively, worldwide privacy, data protection, artificial intelligence, and information security laws and regulations have and may continue to change some of the ways that we, our sellers, our vendors, and other third parties collect, use, and share protected information, in some cases creating costly compliance obligations and/or impeding our business. For example, some of these requirements may introduce friction into the user experience on our platforms, restrict our ability to use data in ways that could benefit our sellers and our business, or impact the scope and effectiveness of our marketing efforts, any of which could negatively impact our business and future outlook.
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
While OBBBA increased the information reporting and back-up withholding threshold with respect to certain payment transactions in the U.S., various jurisdictions (including the U.S., U.S. states and E.U. member states) are seeking to impose, or have recently imposed, additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. In addition, effective July 2027, OBBBA eliminates the rules that allow packages containing goods valued under a de minimis threshold to enter a country without paying customs duties. Similar regulatory and legislative proposals exist in the E.U. These changes may require marketplaces such as ours to collect custom duties at checkout. If requirements like these become applicable in these or additional jurisdictions, then our business, collectively with our sellers’ businesses, could be harmed. In addition, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, certain member states within the European Union and other countries, as well as certain U.S. states, have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.
If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, intellectual property, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, online child safety, social media regulation, marketplace seller regulation, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, forced labor, and diversity, have been enacted or are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, some of which include specific disclosure requirements, target-driven frameworks, and/or due diligence obligations to which we may be subject.
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
We strive to comply over time with all applicable laws, and compliance is often complex, resource intensive, and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may have not always fully complied and may not be able to fully or timely comply with all applicable laws in all jurisdictions where we operate, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit, change, or discontinue our services in particular jurisdictions, any of which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to operate our business as we anticipate.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens, and uncertainty on Etsy, the sellers on our platforms, and our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, the proposed Toy Safety Regulation, changes to the Product Liability Directive, and efforts to restrict the scope of intermediary liability protections may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in various E.U. member states and other jurisdictions and sustainability-related E.U.-wide regulations directly impact our sellers, and impose compliance verification obligations on us, among other things. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. As another example, we may be impacted by the U.K.’s Product Regulation and Metrology Bill, which could include a framework to regulate online marketplaces. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, or change our product offerings, functionality or operations in, the impacted jurisdictions, and our business could be harmed. As another example, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, to regulate content moderation, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the previously proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content and content moderation decisions in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
We also operate under an increasing number of regulatory regimes which, if certain statutory requirements are met, may protect us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation laws, competition and marketplace platform regulation, hate speech laws, and general commerce and consumer protection regulation. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. For example, upcoming regulations may impose significant verification, certification, assessments, or additional compliance obligations on both us and our sellers. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes, which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.
We may be subject to intellectual property and similar claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Technology companies are frequently subject to litigation based on allegations of infringement and other violations of intellectual property rights, rights of publicity, and similar rights. We regularly receive claims that we have infringed, misappropriated, or misused others’ intellectual property and other rights in the operation of our marketplaces and business. Third parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. We also regularly receive claims alleging that we are liable, either directly, indirectly, or vicariously, for alleged infringement by sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims.
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
We are subject to the terms of open source licenses because our platforms incorporate, and we contribute to, certain open source software, potentially impairing our ability to adequately protect some of our intellectual property.
The software powering parts of our platforms incorporates certain software that is covered by open source licenses. In addition, we contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions are met, we could be required to publicly release portions of the source code or make certain software available under open source licenses.
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of the impacted software. In addition, the use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software also presents additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platforms, and availability of patches or fixes may not be consistent or quickly available, as it may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third-party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2024 and July 25, 2025, our common stock’s daily closing price on Nasdaq has ranged from a low of $40.80 to a high of $81.08. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2025, holders of the Notes are not eligible to convert their Notes during the third quarter of 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On October 30, 2024, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock, of which approximately $476 million remained available as of June 30, 2025. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
April 1 - 30	1,639	$44.74	1,639	$737,714
May 1 - 31	1,459	46.70	1,459	669,540
June 1 - 30 (4)	3,261	59.24	3,261	476,313
Total	6,359		6,359
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In October 2024, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.
(3)These shares were purchased in open market transactions pursuant to a 10b5-1 trading plan or in privately negotiated transactions. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.
(4)In June 2025, concurrently with the issuance of the 2025 Notes, we repurchased approximately 2.5 million shares of our common stock under the October 2024 Stock Repurchase Program for $150.0 million. For more information see “Note 12—Stockholders’ Deficit” in the Notes to Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On May 8, 2025, Kruti Patel Goyal, our President and Chief Growth Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 86,291 shares of Etsy common stock held by Ms. Goyal, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and July 15, 2026.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.					X
4.1	Indenture, dated as of June 16, 2025, by and between Etsy, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	0001-370637	4.1	6/16/25
4.2	Form of Note, representing Etsy, Inc.’s 1.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	0001-370637	4.1	6/16/25
10.1	First Amendment to the Amended and Restated Credit Agreement dated as of June 2, 2025, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X

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

ETSY, INC.
Date: July 30, 2025	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)