Form 10-Q
period 2025-09-30
ETSY INC
filed 2025-10-29
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-36911
__________________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware			20-4898921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

117 Adams Street	Brooklyn,	NY	11201
(Address of principal executive offices)			(Zip code)
(718) 880-3660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ETSY	New York Stock Exchange
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
The number of shares of common stock outstanding as of October 24, 2025 was 98,706,008.

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; our leadership transition; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments (including in artificial intelligence), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments or acquisitions, product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; the impact of tariffs, changes to or elimination of de minimis exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•Compliance with evolving global legal and regulatory requirements and/or available safe harbors, including privacy and data protection laws, tax laws, product liability laws, laws regulating speech and platform monitoring or moderation, laws regulating payments services providers, antitrust laws, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,248,940	$811,178
Short-term investments	259,211	228,322
Accounts receivable, net of expected credit losses of $5,833 and $6,089 as of September 30, 2025 and December 31, 2024, respectively	7,412	8,702
Prepaid and other current assets	109,827	89,931
Funds receivable and seller accounts	168,237	189,558
Total current assets	1,793,627	1,327,691
Restricted cash	1,962	—
Property and equipment, net of accumulated depreciation and amortization of $307,844 and $302,734 as of September 30, 2025 and December 31, 2024, respectively	231,825	236,706
Goodwill	38,060	137,089
Intangible assets, net of accumulated amortization of $128,740 and $161,495 as of September 30, 2025 and December 31, 2024, respectively	304,052	413,898
Deferred tax assets	134,342	145,630
Long-term investments	108,346	111,725
Other assets	40,597	45,043
Total assets	$2,652,811	$2,417,782
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,215	$25,979
Accrued expenses	309,348	374,947
Finance lease obligations—current	1,197	6,148
Funds payable and amounts due to sellers	168,237	189,558
Deferred revenue	25,612	19,213
Other current liabilities	51,463	49,268
Total current liabilities	565,072	665,113
Finance lease obligations—net of current portion	93,857	93,482
Deferred tax liabilities	5,346	7,957
Long-term debt, net	2,980,605	2,288,083
Other liabilities	120,515	122,013
Total liabilities	3,765,395	3,176,648
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of September 30, 2025 and December 31, 2024; 98,528 and 108,540 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	99	109
Preferred stock ($0.001 par value, 25,000 shares authorized as of September 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	1,494,175	1,322,809
Accumulated deficit	(2,380,707)	(1,784,037)
Accumulated other comprehensive loss	(226,151)	(297,747)
Total stockholders’ deficit	(1,112,584)	(758,866)
Total liabilities and stockholders’ deficit	$2,652,811	$2,417,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$678,026	$662,410	$2,001,865	$1,956,170
Cost of revenue	194,645	185,640	580,254	556,863
Gross profit	483,381	476,770	1,421,611	1,399,307
Operating expenses:
Marketing	207,841	196,526	608,955	571,400
Product development	113,379	107,251	335,750	331,590
General and administrative	79,450	86,176	238,390	271,241
Asset impairment charge	—	—	101,703	—
Total operating expenses	400,670	389,953	1,284,798	1,174,231
Income from operations	82,711	86,817	136,813	225,076
Other income (expense):
Interest expense	(5,685)	(3,442)	(12,862)	(10,384)
Interest and other income	14,282	7,250	31,619	23,449
Foreign exchange gain (loss)	777	(16,815)	(40,561)	(5,699)
Loss on sale of business	—	—	(5,097)	—
Other income (expense), net	9,374	(13,007)	(26,901)	7,366
Income before income taxes	92,085	73,810	109,912	232,442
Provision for income taxes	(16,582)	(16,444)	(57,665)	(59,067)
Net income	$75,503	$57,366	$52,247	$173,375
Net income per share attributable to common stockholders:
Basic	$0.76	$0.50	$0.50	$1.49
Diluted	$0.63	$0.45	$0.47	$1.34
Weighted-average common shares outstanding:
Basic	99,334	114,181	103,660	116,372
Diluted	124,957	130,748	116,774	133,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,503	$57,366	$52,247	$173,375
Other comprehensive (loss) income:
Cumulative translation adjustment, net of tax of $(654), $0, $4,031, and $0, respectively	(6,367)	42,179	71,170	24,154
Unrealized gains on investments, net of tax of $64, $353, $138, and $266, respectively	197	1,091	426	823
Total other comprehensive (loss) income	(6,170)	43,270	71,596	24,977
Comprehensive income	$69,333	$100,636	$123,843	$198,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2025	99,608	$100	$1,431,154	$(2,335,843)	$(219,981)	$(1,124,570)
Stock-based compensation	—	—	66,640	—	—	66,640
Exercise of vested options	613	1	9,676	—	—	9,677
Vesting of restricted stock units, net of shares withheld	363	—	(13,295)	—	—	(13,295)
Stock repurchase	(2,056)	(2)	—	(120,367)	—	(120,369)
Other comprehensive loss	—	—	—	—	(6,170)	(6,170)
Net income	—	—	—	75,503	—	75,503
Balance as of September 30, 2025	98,528	$99	$1,494,175	$(2,380,707)	$(226,151)	$(1,112,584)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2024	108,540	$109	$1,322,809	$(1,784,037)	$(297,747)	$(758,866)
Stock-based compensation	—	—	198,283	—	—	198,283
Exercise of vested options	931	1	15,330	—	—	15,331
Vesting of restricted stock units, net of shares withheld	1,189	1	(42,247)	—	—	(42,246)
Stock repurchase	(12,132)	(12)	—	(648,917)	—	(648,929)
Other comprehensive income	—	—	—	—	71,596	71,596
Net income	—	—	—	52,247	—	52,247
Balance as of September 30, 2025	98,528	$99	$1,494,175	$(2,380,707)	$(226,151)	$(1,112,584)

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$52,247	$173,375
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	181,390	214,692
Depreciation and amortization expense	76,951	81,672
Provision for expected credit losses	7,100	10,141
Deferred provision (benefit) for income taxes	21,274	(13,727)
Asset impairment charge	101,703	—
Other non-cash expense (income), net	36,168	(2,066)
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	(11,097)	135,804
Non-current assets	3,506	(11)
Current liabilities	(90,125)	(165,024)
Non-current liabilities	(2,827)	2,654
Net cash provided by operating activities	376,290	437,510
Cash flows from investing activities
Purchases of property and equipment	(14,120)	(10,174)
Website and app development	(31,308)	(22,860)
Purchases of investments	(251,091)	(266,935)
Sales and maturities of investments	227,563	263,210
Proceeds from sale of business, net of cash	100,485	—
Net cash provided by (used in) investing activities	31,529	(36,759)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(42,526)	(42,136)
Repurchase of stock	(643,670)	(464,314)
Proceeds from exercise of stock options	15,331	3,830
Proceeds from issuance of convertible senior notes	700,000	—
Payment of debt issuance costs	(11,339)	—
Payments on finance lease obligations	(4,594)	(4,591)
Other financing, net	(17,784)	2,418
Net cash used in financing activities	(4,582)	(504,793)
Effect of exchange rate changes on cash	36,487	8,658
Net increase (decrease) in cash and cash equivalents	439,724	(95,384)
Cash and cash equivalents at beginning of period	811,178	914,323
Cash, cash equivalents, and restricted cash at end of period	$1,250,902	$818,939

Etsy, Inc.

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$47,496	$58,838
Supplemental non-cash disclosures:
Stock-based compensation capitalized in website and app development and asset additions in exchange for liabilities	$20,573	$15,861
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2025	2024
Ending balance:
Cash and cash equivalents	$1,248,940	$818,939
Restricted cash	1,962	—
Total cash, cash equivalents, and restricted cash	$1,250,902	$818,939
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of September 30, 2025, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the guidance for accounting for internal-use software costs. The amendment removes all references to software development project stages. An entity will be required to start capitalizing software costs when (1) management has authorized and committed to funding the project and (2) it is probable the project will be completed and the software will be used as intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted, and entities may apply the guidance on a prospective, retrospective, or modified transition basis. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketplace revenue	$468,058	$476,075	$1,394,722	$1,413,434
Services revenue	209,968	186,335	607,143	542,736
Revenue	$678,026	$662,410	$2,001,865	$1,956,170
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2025 that was included in the deferred balance at January 1, 2025 was $18.3 million.
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
For the nine months ended September 30, 2025, the Company’s effective income tax rate was 52.5% representing an income tax provision recorded on net income before tax. The effective tax rate for the nine months ended September 30, 2025 was unfavorably impacted by non-deductible goodwill impairment, tax deficiencies from stock-based compensation resulting from a lower stock price at vesting of restricted stock units compared to the stock price upon grant, valuation allowance recorded against losses generated by certain foreign jurisdictions, and state income taxes, partially offset by favorable impacts of foreign operations taxed at a lower rate and a benefit related to a research and development tax credit.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $2.6 million in the nine months ended September 30, 2025, from $56.8 million as of December 31, 2024 to $59.4 million as of September 30, 2025. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $56.5 million as of September 30, 2025. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the nine months ended September 30, 2025, the Company recorded interest and penalties of $4.9 million as a component of income tax expense, which increased the cumulative balance from $6.2 million as of December 31, 2024 to $11.1 million as of September 30, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. While the Company expects certain provisions of OBBBA to favorably change the timing of cash tax payments in the near term, it does not expect the legislation to have a material impact on the provision for income taxes. The Company will continue to assess and monitor OBBBA’s impact on its consolidated financial statements.
Note 4—Net Income Per Share
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$75,503	$57,366	$52,247	$173,375
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes (1)	3,333	1,585	2,260	4,755
Net income attributable to common stockholders—diluted	$78,836	$58,951	$54,507	$178,130

Denominator:
Weighted-average common shares outstanding—basic	99,334	114,181	103,660	116,372
Dilutive effect of outstanding stock-based compensation awards	2,750	1,853	2,452	2,030
Dilutive effect of assumed conversion of convertible senior notes (1)	22,873	14,714	10,662	14,714
Weighted-average common shares outstanding—diluted	124,957	130,748	116,774	133,116

Net income per share attributable to common stockholders—basic	$0.76	$0.50	$0.50	$1.49
Net income per share attributable to common stockholders—diluted	$0.63	$0.45	$0.47	$1.34
The following potentially issuable common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation awards	3,831	7,655	4,086	7,446
Convertible senior notes (1)	—	—	12,212	—
Total anti-dilutive securities	3,831	7,655	16,298	7,446
(1)The $700.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”), the $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and, together with the 2025 Notes, 2021 Notes and 2020 Notes, the “Notes”) were dilutive for the three months ended September 30, 2025. The 2020 Notes and 2019 Notes were dilutive, while the 2025 Notes and 2021 Notes were anti-dilutive, for the nine months ended September 30, 2025.

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
The transaction closed on June 2, 2025 and the Company recorded a loss on sale of $5.1 million during the nine months ended September 30, 2025. The loss on sale is the difference between the fair value of the consideration received of $108.2 million and the carrying amount of Reverb’s net assets as of the closing date of $113.3 million. The major classes of assets and liabilities sold consisted of the following (in thousands):

As of June 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,212
Funds receivable and seller accounts	19,861
Other current assets	4,448
Total current assets	33,521
Property and equipment, net	17,372
Intangible assets, net	107,390
Other assets	2,344
Total assets	$160,627
LIABILITIES
Current liabilities:
Funds payable and amounts due to sellers	$19,814
Other current liabilities	11,391
Total current liabilities	31,205
Deferred tax liabilities	13,319
Other liabilities	2,779
Total liabilities	$47,303
Note 6—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of September 30, 2025	As of December 31, 2024
Balance as of the beginning of the period	$137,089	$138,377
Impairment charge	(101,703)	—
Foreign currency translation adjustments	2,674	(1,288)
Balance as of the end of the period	$38,060	$137,089
During the first quarter of 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025.
The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. The Company sold Reverb in the second quarter of 2025. See “Note 5—Sale of Business” for additional information. The remaining goodwill balance is allocated to Etsy.

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
Etsy considers Adjusted EBITDA to be its reported measure of segment profit or loss. Adjusted EBITDA represents our net income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange (gain) loss; asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; restructuring and other exit costs; and retroactive non-income tax expense. The CODM does not review segment assets at a different asset level or category as compared to that presented in the Consolidated Balance Sheets.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Consolidated Statements of Operations and included within net income. Etsy's other segment items are limited to those adjustments to Etsy’s significant segment expenses included within operating income, including stock-based compensation expense and related payroll taxes, depreciation and amortization, acquisition, divestiture, and corporate structure-related expenses, restructuring and other exit costs, and retroactive non-income tax expense.
The following table reconciles the reported measure of segment profit or loss, Adjusted EBITDA, to Income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$171,928	$183,587	$512,050	$530,897
Reconciliation to income before income taxes
Stock-based compensation expense and related payroll taxes (1)	(62,172)	(69,292)	(186,719)	(214,692)
Depreciation and amortization	(24,263)	(27,739)	(76,951)	(81,672)
Interest and other non-operating income, net	7,680	3,808	17,521	13,065
Foreign exchange gain (loss)	777	(16,815)	(40,561)	(5,699)
Asset impairment charge	—	—	(101,703)	—
Acquisition, divestiture, and corporate structure-related expenses	18	697	(7,148)	(1,435)
Loss on sale of business	—	—	(5,097)	—
Restructuring and other exit costs	(1,883)	(1,556)	(1,480)	(1,898)
Retroactive non-income tax expense	—	1,120	—	(6,124)
Total reconciling items	(79,843)	(109,777)	(402,138)	(298,455)
Income before income taxes	$92,085	$73,810	$109,912	$232,442
(1)Beginning in the first quarter of 2025, the Company is excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. The Company did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three and nine months ended September 30, 2024 payroll tax expense related to stock-based compensation was $0.7 million and $4.8 million, respectively.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$343,542	$346,192	$1,019,729	$1,031,516
United Kingdom	67,662	73,250	202,422	223,455
All Other	266,822	242,968	779,714	701,199
Revenue	$678,026	$662,410	$2,001,865	$1,956,170
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of September 30, 2025	As of December 31, 2024
United States	$133,823	$146,410
All Other	24,585	22,288
Long-lived assets	$158,408	$168,698
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.
Note 8—Fair Value Measurements
As of September 30, 2025 and December 31, 2024, the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of September 30, 2025 and December 31, 2024, the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2025
Level 1
Money market funds	$663,105	$—	$—	$663,105	$663,105	$—	$—
U.S. Government securities	71,908	(4)	164	72,068	—	55,036	17,032
	735,013	(4)	164	735,173	663,105	55,036	17,032
Level 2
Certificate of deposit	14,794	—	28	14,822	—	14,822	—
Commercial paper	57,434	(1)	33	57,466	—	57,466	—
Corporate bonds	194,851	(2)	589	195,438	—	129,887	65,551
	267,079	(3)	650	267,726	—	202,175	65,551
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,015,092	$(7)	$814	$1,015,899	$663,105	$257,211	$95,583
Measured at NAV (1)
Third-party managed funds						2,000	12,763
						$259,211	$108,346
December 31, 2024
Level 1
Money market funds	$402,731	$—	$—	$402,731	$402,731	$—	$—
U.S. Government securities	71,188	(109)	71	71,150	—	41,477	29,673
	473,919	(109)	71	473,881	402,731	41,477	29,673
Level 2
Certificate of deposit	35,301	(2)	31	35,330	3,638	31,692	—
Commercial paper	57,035	(1)	39	57,073	7,488	49,585	—
Corporate bonds	165,092	(98)	310	165,304	—	101,863	63,441
	257,428	(101)	380	257,707	11,126	183,140	63,441
Level 3
Loans receivable - held for investment	7,500	—	—	7,500	—	500	7,000
	7,500	—	—	7,500	—	500	7,000
	$738,847	$(210)	$451	$739,088	$413,857	$225,117	$100,114
Measured at NAV (1)
Third-party managed funds						3,205	11,611
						$228,322	$111,725
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of September 30, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$9,207	$(4)	$—	$—
Commercial paper	8,343	(1)	—	—
Corporate bonds	6,708	(2)	—	—
Total	$24,258	$(7)	$—	$—

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$32,501	$(105)	$12,600	$(4)
Certificate of deposit	2,397	(2)	—	—
Commercial paper	8,233	(1)	—	—
Corporate bonds	38,641	(98)	932	—
Total	$81,772	$(206)	$13,532	$(4)
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three and nine months ended September 30, 2025 or 2024.
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

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$689,323	$765,240	$—	$—
2021 Notes	994,854	888,300	993,429	822,600
2020 Notes	647,713	596,895	646,818	562,380
2019 Notes	648,715	676,532	647,836	628,766
	$2,980,605	$2,926,967	$2,288,083	$2,013,746
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 9—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2025	As of December 31, 2024
Vendor accruals	$122,408	$148,714
Pass-through marketplace tax collection obligation	93,143	129,222
Employee compensation-related liabilities	67,683	75,676
Taxes payable	26,114	21,335
Total accrued expenses	$309,348	$374,947
Note 10—Debt
The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	As of September 30, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	10,677	5,146	2,287	1,172	19,282
Net carrying value	$689,323	$994,854	$647,713	$648,715	$2,980,605

	As of December 31, 2024
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$—	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	—	6,571	3,182	2,051	11,804
Net carrying value	$—	$993,429	$646,818	$647,836	$2,288,083
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
(1)As of September 30, 2025, none of the conditions permitting the holders of the 2025 Notes, 2021 Notes, 2020 Notes, and 2019 Notes to early convert have been met, based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2025.
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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt as of September 30, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
Interest Expense
Interest expense, which consists of coupon interest and amortization of debt issuance costs, related to the Notes was $4.4 million and $2.1 million in the three months ended September 30, 2025 and 2024, respectively, and $9.0 million and $6.3 million in the nine months ended September 30, 2025 and 2024, respectively.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of September 30, 2025.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 11—Commitments and Contingencies
In June 2025, the Company issued the 2025 Notes. See “Note 10—Debt” for more information.
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
In October 2024, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). As of September 30, 2025, the remaining amount available to be repurchased under the October 2024 Stock Repurchase Program was $356.5 million.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the three months ended:
March 31, 2025	3,717	$50.90
June 30, 2025	6,359	52.63
September 30, 2025	2,056	58.28
Balance as of September 30, 2025	12,132	53.05
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Stock-Based Compensation
2024 Equity Incentive Plan
During the three and nine months ended September 30, 2025, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). At September 30, 2025, 19,280,062 shares were authorized under the 2024 Plan and 5,722,835 shares were available for future grant.
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
2024 Inducement Plan
During the nine months ended September 30, 2025, the Company granted RSUs, including Financial PBRSUs and TSR PBRSUs, under the Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”). At September 30, 2025, 1,000,000 shares were authorized under the 2024 Inducement Plan and 855,343 shares were available for future grant.
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, during the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	7,558	$86.29
Granted	5,090	50.09
Vested	(2,023)	94.97
Forfeited/Canceled	(1,504)	78.87
Unvested at September 30, 2025	9,121	65.40
The total unrecognized compensation expense at September 30, 2025 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $461.4 million, which will be recognized over an estimated weighted-average amortization period of 2.35 years.
Stock-based compensation expense included in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$6,477	$8,013	$21,387	$24,504
Marketing	4,521	5,690	10,280	18,009
Product development	33,726	36,048	100,279	108,553
General and administrative	16,048	19,541	49,444	63,626
Stock-based compensation expense	$60,772	$69,292	$181,390	$214,692

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 14—Subsequent Event
On October 29, 2025, Etsy announced a leadership transition effective January 1, 2026. Josh Silverman, who has served as Chief Executive Officer since 2017, has decided to step down from his position. The Board of Directors has appointed Mr. Silverman as Executive Chair and has appointed Kruti Patel Goyal, currently serving as Etsy’s President and Chief Growth Officer, as Chief Executive Officer and a member of the Board. All changes will be effective January 1, 2026.
No other material subsequent events requiring adjustments to, or disclosure in, the consolidated financial statements have occurred since the balance sheet date.

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
In addition to our core Etsy marketplace, we also own Depop Limited (“Depop”), a fashion resale marketplace acquired in 2021. On June 2, 2025, we completed the previously announced sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace acquired in 2019. Our condensed consolidated financial results and related disclosures for the nine months ended September 30, 2025 include the results of Reverb until June 2, 2025. Our marketplaces operate independently, while benefiting from shared expertise in product development, marketing, technology, and customer support.
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

Third Quarter 2025 Key Metrics and Financial Highlights
As of September 30, 2025, our marketplaces connected 8.5 million active sellers and 93.2 million active buyers in nearly every country in the world. In the three and nine months ended September 30, 2025, sellers generated GMS of $2.7 billion and $8.3 billion, respectively.
Total revenue was $678.0 million and $2.0 billion in the three and nine months ended September 30, 2025, respectively. In the three and nine months ended September 30, 2025, we recorded net income of $75.5 million and $52.2 million, respectively, and non-GAAP Adjusted EBITDA of $171.9 million and $512.1 million, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Cash and cash equivalents and short-term investments were $1.5 billion as of September 30, 2025. As of September 30, 2025, we had four outstanding series of convertible notes, which collectively had a net carrying value of $3.0 billion. Additionally, we have the ability to draw down on our $400.0 million senior secured revolving credit facility. In the nine months ended September 30, 2025, we had positive operating cash flows of $376.3 million.
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

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We are providing Etsy marketplace information in certain instances where particularly relevant. The financial results of Reverb have been included in our consolidated financial results until June 2, 2025 (the date of sale), except as noted in footnote (3) to the table below. The financial measures and key operating metrics we use are:

	Three Months Ended September 30,		% (Decline) Growth Y/Y		Nine Months Ended September 30,		% (Decline) Growth Y/Y
	2025	2024			2025	2024

	(in thousands, except percentages)
GMS (1)	$2,724,665	$2,915,256	(6.5)%		$8,324,250	$8,851,010	(6.0)%
Revenue	$678,026	$662,410	2.4%		$2,001,865	$1,956,170	2.3%
Revenue take rate (2)	24.9%	22.7%	220	bps	24.0%	22.1%	190	bps
Marketplace revenue	$468,058	$476,075	(1.7)%		$1,394,722	$1,413,434	(1.3)%
Services revenue	$209,968	$186,335	12.7%		$607,143	$542,736	11.9%
Gross profit	$483,381	$476,770	1.4%		$1,421,611	$1,399,307	1.6%
Operating expenses	$400,670	$389,953	2.7%		$1,284,798	$1,174,231	9.4%
Net income	$75,503	$57,366	31.6%		$52,247	$173,375	(69.9)%
Net income margin	11.1%	8.7%	240	bps	2.6%	8.9%	(630)	bps
Adjusted EBITDA (Non-GAAP)	$171,928	$183,587	(6.4)%		$512,050	$530,897	(3.6)%
Adjusted EBITDA margin (Non-GAAP)	25.4%	27.7%	(230)	bps	25.6%	27.1%	(150)	bps

Active sellers (3)	8,501	8,522	(0.2)%		8,501	8,522	(0.2)%
Active buyers (3)	93,161	96,707	(3.7)%		93,161	96,707	(3.7)%
(1)Consolidated GMS for the three and nine months ended September 30, 2025 includes Etsy marketplace GMS of $2,432.6 million and $7,167.7 million, respectively, and Depop marketplace GMS of $292.1 million and $775.2 million, respectively.
(2)Revenue take rate is consolidated revenue divided by consolidated GMS.
(3)Consolidated active sellers and active buyers include Etsy marketplace active sellers and active buyers of 5.5 million and 86.6 million, respectively. Reverb active buyer and seller metrics are reflected in the 2024 periods presented and excluded from the 2025 periods presented following the completion of its sale.
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
GMS decreased $190.6 million to $2,724.7 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and GMS decreased $526.8 million to $8,324.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. GMS decreased for both the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, reflecting lower Etsy marketplace GMS and the sale of Reverb, with the former having a greater impact on the year-to-date comparison. For both the three and nine months ended September 30, 2025 and 2024, these decreases were partially offset by an increase in GMS for the Depop marketplace. At the start of 2025, Etsy marketplace GMS was impacted by pressure on consumer discretionary product spending, a highly promotional and competitive retail environment, category mix, and changes to Etsy’s product development strategy last year which prioritized foundational investments over near-term GMS driving initiatives. While some of these factors persist, we saw momentum in the third quarter attributable in part to improved app performance, effective marketing initiatives, and other areas of investment. Although Etsy marketplace GMS declined year-over-year, quarterly year-over-year comparisons continued to improve sequentially, reflecting early progress from these initiatives. The Etsy marketplace GMS per active buyer on a trailing twelve-month basis declined 1.6% year-over-year to $121, along with a year-over-year decline of 5.0% of active buyers on the Etsy marketplace to 86.6 million.

U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S, net of refunds is non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percent U.S. Buyer GMS (1)	74%	74%	75%	74%
(1)Etsy marketplace percent U.S. Buyer GMS was 74% for the three and nine months ended September 30, 2025 and 2024.
There is considerable uncertainty regarding the evolving tariff landscape, how recent changes to de minimis exemptions may play out, and the impact higher tariffs might have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part II, Item 1A, “Risk Factors” for further detail.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange (gain) loss; asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; restructuring and other exit costs; and retroactive non-income tax expense. Adjusted EBITDA margin is Adjusted EBITDA divided by revenue. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
As reported and currency-neutral GMS decline for the periods presented below are as follows:

	Quarter-to-Date Period Ended			Year-to-Date Period Ended
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
September 30, 2025	(6.5)%	(7.2)%	0.7%	(6.0)%	(6.2)%	0.2%
September 30, 2024	(4.1)%	(4.4)%	0.3%	(3.3)%	(3.5)%	0.2%

Results of Operations
Comparison of Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$468,058	$476,075	$(8,017)	(1.7)%
Percentage of total revenue	69.0%	71.9%
Services	$209,968	$186,335	$23,633	12.7%
Percentage of total revenue	31.0%	28.1%
Total revenue	$678,026	$662,410	$15,616	2.4%
Revenue increased primarily driven by an increase in services revenue, and partially offset by a decrease in marketplace revenue.
Services revenue increased primarily due to a $13.5 million increase in advertising revenue, primarily driven by an increase in average price per click on Etsy Ads.
Marketplace revenue decreased primarily due to a decrease of $19.3 million related to the sale of the Reverb marketplace on June 2, 2025. Additionally, marketplace revenue decreased, to a lesser extent, due to a decrease in transaction fee revenue, which was driven by GMS, which declined for the Etsy marketplace and increased for Depop. These decreases were partially offset by an increase in payments revenue of $5.7 million, largely related to an increase in Depop GMS.
Costs and Operating Expenses
Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$194,645	$185,640	$9,005	4.9%
Percentage of total revenue	28.7%	28.0%
The increase in cost of revenue was primarily driven by an increase in cost of refunds and cloud-related hosting and bandwidth costs, partially offset by the sale of Reverb on June 2, 2025.
Marketing

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Marketing	$207,841	$196,526	$11,315	5.8%
Percentage of total revenue	30.7%	29.7%
Marketing expenses increased primarily due to an increase in performance marketing, driven by greater investment in search engine marketing and product listing ads. To a lesser extent, marketing expenses increased due to an increase in brand marketing spend, although brand marketing investment decreased for the Etsy marketplace. These net increases were partially offset by the sale of Reverb on June 2, 2025. Paid GMS was 23% of overall GMS for the three months ended September 30, 2025 compared to 21% for the three months ended September 30, 2024.

Product development

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Product development	$113,379	$107,251	$6,128	5.7%
Percentage of total revenue	16.7%	16.2%
Product development expenses increased primarily due to increased employee compensation-related expenses, partially offset by the sale of Reverb on June 2, 2025.
General and administrative

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$79,450	$86,176	$(6,726)	(7.8)%
Percentage of total revenue	11.7%	13.0%
General and administrative expenses decreased, primarily due to the sale of Reverb on June 2, 2025 and due to net unfavorable non-income tax items in the prior year which did not reoccur in the current year.
As part of ongoing trade negotiations between Canada and the United States, the Canadian government may formally repeal its digital services tax (“DST”) legislation, which, if rescinded, would result in the reversal of DST expense recorded in prior periods.
Other Income (Expense), net

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(5,685)	$(3,442)	$(2,243)	65.2%
Interest and other income	14,282	7,250	7,032	97.0%
Foreign exchange gain (loss)	777	(16,815)	17,592	(104.6)%
Other income (expense), net	$9,374	$(13,007)	$22,381	(172.1)%
Percentage of total revenue	1.4%	(2.0)%
Other income, net increased from other expense, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a gain for the three months ended September 30, 2025 as compared to a loss for the three months ended September 30, 2024.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$(16,582)	$(16,444)	$(138)	0.8%
Percentage of total revenue	(2.4)%	(2.5)%
The primary drivers of our income tax provision for the three months ended September 30, 2025 were tax expense on income before income taxes, partially offset by tax benefits from stock-based compensation due to a higher stock price upon exercise of stock options compared to the stock price upon grant.
The primary drivers of our income tax provision for the three months ended September 30, 2024 were tax expense on income before income taxes, tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, and state and local income taxes.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue:
Marketplace	$1,394,722	$1,413,434	$(18,712)	(1.3)%
Percentage of total revenue	69.7%	72.3%
Services	$607,143	$542,736	$64,407	11.9%
Percentage of total revenue	30.3%	27.7%
Total revenue	$2,001,865	$1,956,170	$45,695	2.3%
Revenue increased primarily driven by an increase in services revenue, and partially offset by a decrease in marketplace revenue.
Services revenue increased primarily due to a $42.9 million increase in advertising revenue, primarily driven by an increase in average price per click on Etsy Ads.
Marketplace revenue decreased primarily due to a $26.5 million decrease related to the sale of the Reverb marketplace on June 2, 2025 and additionally, a decrease of $26.0 million in transaction fee revenue, which was driven by a decline in Etsy marketplace GMS and an increase in Depop GMS. These decreases were partially offset by an increase in payments revenue of $17.0 million, primarily related to an increase in Depop GMS, and a $15.0 million increase in Etsy marketplace seller set-up fee revenue.

Costs and Operating Expenses
Cost of Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$580,254	$556,863	$23,391	4.2%
Percentage of total revenue	29.0%	28.5%
The increase in cost of revenue was driven by an increase in cloud-related hosting and bandwidth costs and, to a lesser extent, cost of refunds and Etsy Insider loyalty program costs, which launched in beta form in the third quarter of 2024. These increases are partially offset by the sale of Reverb on June 2, 2025 and a net decrease in payments processing fees driven by a net GMS decrease and cost optimization efforts.
Marketing

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Marketing	$608,955	$571,400	$37,555	6.6%
Percentage of total revenue	30.4%	29.2%
Marketing expenses increased primarily due to an increase in performance marketing, driven by greater investment in search engine marketing, product listing ads, and paid social. This increase was partially offset by a decrease in brand marketing spend, although brand marketing investment increased at Depop. The sale of Reverb on June 2, 2025 also reduced marketing expenses. Paid GMS was 23% of overall GMS for the nine months ended September 30, 2025 compared to 21% for the nine months ended September 30, 2024.
Product development

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Product development	$335,750	$331,590	$4,160	1.3%
Percentage of total revenue	16.8%	17.0%
Product development expenses increased, primarily due to increased employee compensation-related expenses. This increase was partially offset by the sale of Reverb on June 2, 2025 and, to a lesser extent, an increase in the amount of employee-related costs capitalized as a result of several larger projects.
General and administrative

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$238,390	$271,241	$(32,851)	(12.1)%
Percentage of total revenue	11.9%	13.9%
General and administrative expenses decreased, primarily due to net favorable non-income tax items as well as retroactive non-income tax expense related to the DST legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022 and recorded in the second quarter of 2024. Additionally, general and administrative expenses decreased due to a decrease in stock-based compensation, including lower performance-based restricted stock units, and the sale of Reverb on June 2, 2025.

Asset impairment charges

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Asset impairment charge	$101,703	$—	$101,703	NM
Percentage of total revenue	5.1%	—%
Asset impairment charges were $101.7 million in the nine months ended September 30, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 6—Goodwill” for more information.
Other (Expense) Income, net

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other (expense) income, net:
Interest expense	$(12,862)	$(10,384)	$(2,478)	23.9%
Interest and other income	31,619	23,449	8,170	34.8%
Foreign exchange loss	(40,561)	(5,699)	(34,862)	611.7%
Loss on sale of business	(5,097)	—	(5,097)	NM
Other (expense) income, net	$(26,901)	$7,366	$(34,267)	(465.2)%
Percentage of total revenue	(1.3)%	0.4%
Other expense, net decreased from other income, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a larger loss for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$(57,665)	$(59,067)	$1,402	(2.4)%
Percentage of total revenue	(2.9)%	(3.0)%
The primary drivers of our income tax provision for the nine months ended September 30, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
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

Non-GAAP Financial Measures
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,503	$57,366	$52,247	$173,375
Excluding:
Stock-based compensation expense and related payroll taxes (1)	62,172	69,292	186,719	214,692
Depreciation and amortization	24,263	27,739	76,951	81,672
Provision for income taxes	16,582	16,444	57,665	59,067
Interest and other non-operating income, net	(7,680)	(3,808)	(17,521)	(13,065)
Foreign exchange (gain) loss	(777)	16,815	40,561	5,699
Asset impairment charge	—	—	101,703	—
Acquisition, divestiture, and corporate structure-related expenses	(18)	(697)	7,148	1,435
Loss on sale of business	—	—	5,097	—
Restructuring and other exit costs	1,883	1,556	1,480	1,898
Retroactive non-income tax expense (2)	—	(1,120)	—	6,124
Adjusted EBITDA	$171,928	$183,587	$512,050	$530,897
Divided by:
Revenue	$678,026	$662,410	$2,001,865	$1,956,170
Adjusted EBITDA margin	25.4%	27.7%	25.6%	27.1%
(1)Beginning in the first quarter of 2025, we are excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. Additionally, these taxes fluctuate with settlements and exercises of stock-based compensation awards, our stock price, and other factors that are beyond our control, and therefore we believe they are not reflective of our ongoing business operations or the underlying trends in our business. Management does not consider these taxes when evaluating the performance of our business or making operating plans. We believe excluding this expense from Adjusted EBITDA provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. We did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In the three and nine months ended September 30, 2024, payroll tax expense related to stock-based compensation was $0.7 million and $4.8 million, respectively.
(2)Retroactive non-income tax expense related to the DST legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.5 billion as of September 30, 2025. Additionally, we have $108.3 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility. As of September 30, 2025, we had net working capital of $1.2 billion and in the nine months ended September 30, 2025, we had positive operating cash flows of $376.3 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of September 30, 2025, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash provided by (used in):
Operating activities	$376,290	$437,510
Investing activities	31,529	(36,759)
Financing activities	(4,582)	(504,793)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on revenue generation and net income, as well as working capital movements and non-cash items. Non-cash working capital at any specific point in time is subject to many variables, including variability in the timing of cash receipts and payments (including payment of taxes), and vendor payment terms. The decrease in the nine months ended September 30, 2025 of $61.2 million, compared to the same period in 2024, was primarily due to a $74.0 million decrease in the change in working capital less cash, partially offset by an increase of $12.8 million in net income, excluding non-cash items.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities results from purchases and maturities of investments and capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives, and any proceeds from sale of business. The increase in the nine months ended September 30, 2025 of $68.3 million, compared to the same period in 2024, was primarily due to the proceeds from sale of Reverb, net of cash, offset in part by net purchases of investments.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash inflows from the issuance of convertible notes and cash outflows from stock repurchases and payment of tax obligations on vested equity awards. The increase in the nine months ended September 30, 2025 of $500.2 million, compared to the same period in 2024, was primarily due to the issuance of the 2025 Notes offset in part by an increase in stock repurchases and payment of tax obligations on vested equity awards.

Contractual Obligations
In June 2025, we issued the 2025 Notes, see Part I, Item 1, “Note 10—Debt” for more information. As of September 30, 2025, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2025, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times as carriers adapt to keep pace with new requirements relating to the calculation, collection, and remittance of tariffs. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs or elect not to ship into particular markets, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth prospects.
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
Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations have evolved and may continue to evolve. For example, to meet emerging regulatory requirements, among other reasons, our subsidiary, Etsy Payments Ireland Limited, received authorization from the Central Bank of Ireland to operate as a regulated payments institution to handle payments for sellers located in the European Economic Area. We also have applied for registration of Etsy Canada Limited to operate as a registered payments services provider for payments to sellers located in Canada. We may in the future apply for registration/licensure as a payments service provider in additional jurisdictions. Each authorization as a regulated entity subjects us to additional regulation and oversight. If any of our subsidiaries become licensed as a financial services provider in any additional jurisdictions, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.
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
We attempt to protect our intellectual property and confidential information in part through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers and other third parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets, and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
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
On July 4, 2025, OBBBA was enacted in the U.S. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. While certain provisions of OBBBA are currently expected to favorably change the timing of cash tax payments in the near term, we do not expect the legislation to have a material impact on our provision for income taxes. We will continue to assess and monitor OBBBA’s potential impact on our consolidated financial statements.
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
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law, and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our actual tax liability and/or effective tax rate could be adversely affected.
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
Our digital marketing efforts currently include, among others, agentic search integration, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of our marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brands and values.
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
We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, comply with laws and regulations, engender trust in the use of our services, uphold our values, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, offensive, objectionable, or inconsistent. Similarly, the tools and processes in place at our Depop marketplace differ from those used by the Etsy marketplace, and, at each marketplace, our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policy enforcement and/or the transparency of our policy enforcement decisions across our marketplaces could lead to negative public perception, distrust from our members, legal or regulatory risks, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
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
Operating outside of the United States and facilitating cross-border transactions between buyers and sellers require significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, and Depop is headquartered in the United Kingdom, we are primarily a U.S.-based company with less experience developing local markets outside the United States and managing cross-border trade. We have had, and may continue to have, difficulty executing our global strategy successfully. An inability to effectively execute cross-border transactions, or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade. If jurisdictions continue to impose barriers to international trade, including increased tariffs, changes to or elimination of de minimis thresholds, certifications, representative requirements, additional regulation of small sellers and platforms, or customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted. For example, OBBBA eliminates the global de minimis exemption for commercial goods imported into the United States beginning in July 2027, and the exemption was earlier suspended by an executive order that became effective on August 29, 2025. This change has impacted certain Etsy orders that were previously able to use the de minimis exemption.
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
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies. For example, we recently sold Reverb to focus on our Etsy and Depop marketplaces.

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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes”) and the 1.00% Convertible Senior Notes due 2030 we issued in June 2025 (the “2025 Notes” and, together with the 2019 Notes, the 2020 Notes, and the 2021 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve increased its benchmark interest rate multiple times in 2022 and 2023 in a bid to reduce rising inflation rates in the United States, which resulted in higher short-term and long-term borrowing costs. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of our stock during the quarter ended September 30, 2025, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2025. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at our Depop marketplace are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. Additionally, new technologies such as agentic commerce require different approaches to maintaining trustworthy marketplaces and monitoring for fraud and illegal activity, and we may not be able to keep pace as this technology evolves. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. Some jurisdictions attempt to extend domestic laws and regulations globally, including to Etsy or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past, do, and may continue to seek to censor content available on our platforms (including at times lawful content), and/or to block access to our platforms.
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
New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens, and uncertainty on Etsy, the sellers on our platforms, and our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation, the proposed Toy Safety Regulation, changes to the Product Liability Directive, and efforts to restrict the scope of intermediary liability protections may impact us directly, as well as impact our sellers and vendors. Similarly, anti-waste regulations in various E.U. member states and other jurisdictions and sustainability-related E.U.-wide regulations directly impact our sellers, and impose compliance verification obligations on us, among other things. In the United Kingdom, the Online Safety Act may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. As another example, we may be impacted by the U.K.’s Product Regulation and Metrology Act, which could include a framework to regulate online marketplaces. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, or change our product offerings, functionality or operations in, the impacted jurisdictions, and our business could be harmed. As another example, there have been various U.S. Congressional and U.S. state efforts to require platforms to vet and police sellers or proactively screen content, to regulate content moderation, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the previously proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content and content moderation decisions in the United States could significantly decrease or change. We could incur significant costs implementing any required changes, investigating and defending claims and, if we are found liable, significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.
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
The software powering parts of our platforms incorporates certain software that is covered by open source licenses. In addition, we contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses relied upon by us and the internet and technology industries have been interpreted by only a few court decisions, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions are met, we could be required to publicly release portions of the source code or make certain software available under open source licenses.
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
If we have a material weakness in our internal controls over financial reporting in the future, we may not detect errors on a timely basis, which could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2024 and October 24, 2025, our common stock’s daily closing price on Nasdaq or NYSE, as applicable, has ranged from a low of $40.80 to a high of $81.08. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
•short sales and the covering of short positions;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2025, holders of the Notes are not eligible to convert their Notes during the fourth quarter of 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible notes. On October 30, 2024, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $1 billion of our common stock, of which approximately $356 million remained available as of September 30, 2025. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
July 1 - 31	1,182	$57.46	1,182	$408,385
August 1 - 31	159	58.10	159	399,122
September 1 - 30	715	59.66	715	356,464
Total	2,056		2,056
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In October 2024, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.
(3)These shares were purchased in open market transactions pursuant to a 10b5-1 trading plan. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On August 4, 2025, Merilee Buckley, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 31,630 shares of Etsy common stock held by Ms. Buckley, excluding shares withheld to satisfy tax withholding obligations and including up to 14,910 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and August 15, 2026.

On August 4, 2025, Melissa Reiff, a member of our Board of Directors, adopted a 10b5-1 Plan under which an aggregate of up to 17,555 shares of Etsy common stock held by Ms. Reiff, excluding shares withheld to satisfy tax withholding obligations and including up to 7,920 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 15, 2026.

On August 7, 2025, Nicholas Daniel, our former Chief Product Officer, adopted a 10b5-1 Plan under which an aggregate of up to 27,183 shares of Etsy common stock held by Mr. Daniel, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 15, 2026.

On August 21, 2025, Marla Blow, a member of our Board of Directors, adopted a 10b5-1 Plan under which an aggregate of up to 1,200 shares of Etsy common stock held by Ms. Blow, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and August 30, 2026.

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

ETSY, INC.
Date: October 29, 2025	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)