Form 10-K
period 2025-12-31
ETSY INC
filed 2026-02-19
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________
FORM 10-K
_______________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-36911
______________________________________
ETSY, INC.
(Exact name of registrant as specified in its charter)
______________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4.9 billion.

The number of shares of common stock outstanding as of February 13, 2026 was 96,247,180.

Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference in Part III of this Annual Report.

Note Regarding Forward-Looking Statements
Summary Risk Factors

Part I - Financial Information
1	Item 1.	Business
18	Item 1A.	Risk Factors
47	Item 1B.	Unresolved Staff Comments
47	Item 1C.	Cybersecurity
49	Item 2.	Properties
49	Item 3.	Legal Proceedings
49	Item 4.	Mine Safety Disclosures

Part II - Other Information
50	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
51	Item 6.	[Reserved]
52	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
62	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
63	Item 8.	Financial Statements and Supplementary Data
104	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
104	Item 9A.	Controls and Procedures
105	Item 9B.	Other Information
105	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III
106	Item 10.	Directors, Executive Officers and Corporate Governance
107	Item 11.	Executive Compensation
107	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
107	Item 13.	Certain Relationships and Related Transactions, and Director Independence
107	Item 14.	Principal Accounting Fees and Services

Part IV
108	Item 15.	Exhibits and Financial Statement Schedules
110	Item 16.	Form 10-K Summary
111		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.

Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2025” is a reference to the year ended December 31, 2025.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” and “Non-GAAP Financial Measures” for the definitions of the following terms used in this Annual Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “currency-neutral GMS,” “free cash flow,” “GMS,” “revenue take rate,” and “U.S. Buyer GMS.”

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

Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; the impact of our leadership transition; the impact of our “Right to Win” and other growth strategies, including marketing and product initiatives, investments (including in artificial intelligence), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments or acquisitions; the expected timing of the closing of the Depop transaction; product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; our Impact goals, strategy, and intended progress; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather, and political events; the impact of tariffs, changes to or elimination of de minimis exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks and uncertainties. Those risks include those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Other factors may also cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should read this Annual Report in its entirety and not place undue reliance on any forward-looking statements in this Annual Report.
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
•The trustworthiness and safety of our marketplaces and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to maintain and expand that trust and retain our existing buyers and sellers and activate new ones, our business could be adversely affected.
•We track certain operational metrics with internal systems and tools or manual processes, and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
•If we experience a technology disruption that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused, exfiltrated, or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.
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
•Our payments systems have both operational and compliance risks, including in-house execution risk and dependence on third-party service providers.
•Our ability to recruit and retain a talented and broadly diverse group of employees and deploy that talent effectively is important to our success. Significant attrition or turnover could impact our ability to grow our business.
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
•We have incurred impairment charges and may incur further impairment charges in the future, which would negatively impact our operating results.

•We may engage in acquisitions, dispositions, or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful.
•The closing of the proposed sale of Depop is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to Etsy or create loss in value to stockholders.
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
•Compliance with evolving global legal and regulatory requirements and/or available safe harbors, including privacy and data protection laws, tax laws, product liability laws, laws regulating speech, platform monitoring or moderation, and minors’ online safety, laws regulating payments services providers, artificial intelligence regulations, intellectual property and counterfeiting regulations, may materially impact our time, resources, and ability to grow our business.
•We may be subject to intellectual property or other claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible senior notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

PART I - Financial Information

Item 1. Business.
Overview
Our Mission to Keep Commerce Human
“Keep Commerce Human” reflects our belief that creativity and connection set us apart in an increasingly automated world. We see lasting value in businesses that balance people, planet, and profit, and we strive to align our growth strategy with this principle—using our platform to foster entrepreneurship and sustainable economic impact. You can read more about Etsy’s Impact strategy beginning on page 9.
About our Company
Etsy operates two-sided online marketplaces that connect millions of creative entrepreneurs with buyers around the world.
The Etsy marketplace is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values. We also operate Depop Limited (“Depop”), a leading fashion resale marketplace acquired in 2021. Total consolidated Gross Merchandise Sales (“GMS”) in 2025 was $11,916.9 million. Of this, Etsy marketplace GMS was $10,460.7 million or 87.8% of the total and Depop generated $1,074.9 million (or 9.0% of the total) of GMS.
On February 15, 2026, Etsy and eBay Inc. (“eBay”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) for eBay to purchase Depop, for $1.2 billion in cash, subject to certain adjustments as set forth in the Purchase Agreement. The sale is currently expected to close in the second quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement. Etsy will continue to own and operate Depop through such time as the transaction is completed, with Depop’s financial results classified as discontinued operations on Etsy’s consolidated financial statements for both current and prior periods beginning in the first quarter of fiscal year 2026. In keeping with our current capital allocation approach, Etsy plans to utilize the proceeds from this transaction for general corporate purposes, continued share repurchases, and investment in the Etsy marketplace.
On June 2, 2025, we completed the sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, and on August 10, 2023, we completed the sale of the parent holding company of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. The results of Reverb, until its sale on June 2, 2025, and Elo7, through its sale on August 10, 2023, are included in all financial and other metrics discussed in this report, unless otherwise noted.
Core Business Drivers
While our marketplaces operate independently, they share several critical elements related to how they are managed and serve their respective communities:

 Innovative Technology - our engineering and product development organizations drive customer experiences: The engineering and product teams of both Etsy and Depop design, build, and maintain the platforms that enable millions of buyers and sellers to transact across geographies, languages, and devices. We invest in technology that enhances search and discovery, strengthens trust and safety, and improves overall platform performance and scalability.
 Marketing - utilizing disciplined marketing investments to engage our communities: Our marketing strategies are designed to attract, engage, retain, and reactivate our customers through a full-funnel approach. We invest across performance marketing, including paid digital marketing which drives clicks, leads, and sales, and brand marketing, which is meant to build longer-term brand equity and loyalty. In addition, our owned marketing channels, including personalized emails and push notifications, have become an increasingly important and effective lever for us to deepen connections with our customers.

 Community - customer operations teams support the health, safety, and success of our global ecosystem: We develop policies and invest in tools and support systems that aim to foster trust, resolve issues efficiently, and drive connection to ultimately help sellers grow their businesses and encourage buyers to purchase from our marketplaces.
People - fostering engaged and impactful teams: We strive to attract, develop, and retain talented people who are deeply connected to our overall corporate mission to “Keep Commerce Human.” Through investments in engagement, professional development, well-being, and creating environments where diverse ideas can thrive, we foster collaboration across distributed teams and cultivate a culture that, we believe, empowers employees to drive lasting business impact.
How We Make Money
Etsy and Depop share a business model which we see as a virtuous circle: connecting sellers and buyers, enabling transactions, earning fees for our services, and reinvesting in the core business drivers of our marketplace outlined above. Because we do not hold physical inventory, we have the ability to lean into our flexible, asset-light operating model and adjust our investments in response to evolving consumer interests and market dynamics. We generate revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services such as on-site advertising and shipping labels. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies—Revenue Recognition.”

Marketplace Revenue
(Required fees)
•Transaction Fee (inclusive of Offsite Advertising Fee) •Payments Processing Fee •Listing Fee •Other

Services Revenue
(Optional value-added services)
•On-site Advertising •Shipping Labels •Other
Our revenue streams and efficient operating model support strong free cash flow generation. In 2025, our business generated $693.4 million of cash from operating activities and $638.8 million in consolidated free cash flow, providing financial strength and flexibility to support our mission and our marketplaces.
Beginning in 2023, we increased investment in share repurchases beyond the amount required to offset the dilution created by the equity we grant to our employees as a form of compensation, and expect to continue to seek opportunities to do so as conditions warrant. To that end, in total, Etsy repurchased 14.4 million shares of our stock during 2025, at a total cost of $777.1 million. In December 2025, Etsy’s Board of Directors approved a new $750 million stock repurchase program. At the end of the year, we had $1.4 billion in cash and cash equivalents on our balance sheet, a strong foundation to support investments designed to drive future growth of our business.
Etsy’s Next Chapter
On October 29, 2025, Etsy announced a leadership transition. Etsy's President and Chief Growth Officer, Kruti Patel Goyal, was appointed Chief Executive Officer and to Etsy's Board of Directors effective January 1, 2026. This appointment came as Josh Silverman decided to step down as Chief Executive Officer, effective December 31, 2025. To provide continuity through this transition, Mr. Silverman is expected to serve as Executive Chair through December 31, 2026. Fred Wilson, who has served as the Chair of Etsy's Board since 2017, stepped down from that position, but continues to serve on Etsy's Board and was appointed Lead Independent Director, effective January 1, 2026. We believe this series of transitions will provide both continuity and evolutionary thinking about how to best serve future customer needs.

Our Marketplaces

The Etsy Marketplace

Etsy, founded in Brooklyn just over twenty years ago, is the global marketplace for unique and creative goods, having generated nearly $90 billion in GMS since then. It is home to a universe of special, extraordinary items, from unique handcrafted pieces to vintage treasures — made, curated, sourced or designed by real people. Our strategy centers on strengthening our “Right to Win” — four qualities of our marketplace which we believe are core to our efforts to gain sustainable competitive advantages: our sellers’ unique items, best-in-class search and discovery, authentic human connections, and a trusted brand that inspires confidence and loyalty.
As of December 31, 2025, the Etsy marketplace had 86.5 million active buyers and 5.6 million active sellers. Additionally, for the year ended December 31, 2025:
•74% of GMS came from U.S. buyers and 26% came from buyers outside of the United States.
•There were more than 100 million items for sale on Etsy, with our top six GMS-generating categories being home and living, jewelry and personal accessories, apparel, craft supplies, paper and party supplies, and toys and games. These categories represented approximately $8.9 billion, or 85%, of GMS.
~~•~~We continued to drive buyer engagement with our mobile app, with 45% of GMS transacted through the Etsy app, up from 42% in 2024.
•Cross-category purchase occasions such as gifting, holidays, and personal milestones (e.g. weddings) remained a key focus area for us and continued to present meaningful opportunities to reach buyers looking for unique and personalized items.
~~•~~Custom or made-to-order merchandise comprised about 30% of total GMS, underscoring Etsy’s strong differentiation in one-of-a-kind and personalized goods.
2025 Performance Recap
GMS for the Etsy marketplace declined 4% in 2025 to $10.5 billion, a meaningful improvement from the decline experienced in 2024, though performance continued to trail overall e-commerce growth. This result reflects a persistently dynamic macroeconomic environment, including ongoing pressure on consumer discretionary spending and evolving buyer behavior.
In early 2025, we realigned our product and marketing organizations to operate in closer coordination around customer outcomes, reflecting our conviction that Etsy’s future growth depends on delivering increasing value and a more differentiated experience for buyers and sellers. We reorganized customer facing teams to enable faster learning, sharper execution, and greater accountability for impact. Through this process, we identified four customer-centric strategic initiatives, described in the following section. These initiatives began to positively influence our performance during 2025, with year-over-year Etsy marketplace GMS performance improving by nearly nine percentage points from the first quarter to the fourth quarter of the year.
Despite pressure on GMS, we delivered year-over-year revenue growth, driven primarily by improvements to our Etsy Ads product. These improvements increased ad relevancy and efficiency through machine learning–based ranking optimizations, more efficient seller budget pacing, and more seamless integration of onsite ads within organic search results. We believe these initiatives demonstrate our ability to drive value for our sellers and enhance the buyer experience, while simultaneously generating incremental revenue for Etsy.
Our Four Near-Term Strategic Initiatives
Show up where shoppers discover. We are working to increase Etsy’s presence across the channels where today’s shoppers - particularly younger audiences - find inspiration, including social, streaming, and AI-enabled platforms. In 2025, we prioritized an app-first, browsable and personalized shopping experience designed to spark curiosity and discovery, and refined our marketing mix so shoppers encounter Etsy more often where they seek inspiration and increasingly come to us directly.

Match people with the right content through machine learning. With many millions of unique items, Etsy’s scale can be an advantage when we make it easy for shoppers to find what they love. In 2025, we began re-architecting our search and recommendation systems to better understand buyer intent and listing attributes, improving relevance and conversion.
Strengthen the loyalty and retention of our most valuable customers. Our top buyers and sellers drive the majority of Etsy’s GMS, and we are building experiences that recognize and reward their loyalty, deepen engagement, and help sellers grow thriving businesses.
In 2025, we deepened direct relationships with our buyers by delivering more relevant and engaging messaging through our owned marketing channel. By year end, the vast majority of push and email content was personalized for each user. To further strengthen loyalty among our most frequent buyers, we introduced an updated beta version of Etsy Insider in the fourth quarter of 2025, a loyalty program offering rewards and shipping discounts designed to encourage repeat purchasing. We plan to continue to test, learn, and evolve the program in 2026.
For sellers, we enhanced the Shop Manager dashboard to help them more efficiently prioritize tasks, introduced a new Community Hub designed to allow sellers to more easily connect with each other and key resources, and launched optional, AI-powered tools to support shop management tasks so sellers can spend more time creating and curating their items.
Amplify human connection. We’re re-centering our brand around the creativity and authenticity of our sellers by making their stories more visible across our marketplace and marketing. In 2025, we began this work with targeted improvements to core features, including listing pages, where seller information and reviews were given greater prominence, and continued to put sellers and their items at the center of our brand marketing campaigns.
Etsy Sellers
Etsy hosts a wide range of sellers, from hobbyists to professional merchants, serving as both an on-ramp to entrepreneurship and a source of economic empowerment. Sellers come to our marketplace to access tools and services that help them run and grow their creative businesses and drive sales.
In 2025, the number of active sellers declined year-over-year, yet stabilized beginning in the second quarter. This reflects the anticipated and intentional impact of the seller set-up fee introduced in 2024, which was designed to encourage a higher standard of seller commitment on the platform. In addition, the retention rate of prior year active sellers improved throughout the year, signaling improving overall seller health and engagement.
According to our latest Seller Census1, about half of sellers sell exclusively on Etsy, and among those who sell elsewhere, roughly one-third generate most of their sales on our marketplace. Additional Seller Census highlights include:
•89% are businesses of one;
•97% run businesses from their homes;
•80% identify as women;
•27% live in rural areas;
•59% sold for the first time on Etsy;
•70% consider their shop a business;
•51% are multi-channel sellers;
•29% say creative business (on and off Etsy) is their sole occupation;
•38% use income from their creative business to cover household expenses like bills, rent, and food;
•90% source supplies domestically; and
•52% of their business time, on average, is spent making/designing and the rest on administrative tasks.
1 The Etsy Seller Census is a biennial survey. Data reflected herein is from the 2024 survey. Going forward, the detailed results will be published in a standalone report on our Investor Relations website. Global Methodology: Etsy sellers with an active shop in one of our core geographies (United States, United Kingdom, Germany, France, Canada and Australia) were randomly selected to take part in a 25 minute online survey between October 1, 2024 and October 16, 2024. The survey and data analysis of the results were conducted by Ipsos, a leading Research and Public Opinion firm, in partnership with Etsy. The total global sample size was 2,402 sellers. Results were weighted to represent Etsy’s global footprint and seller population parameters. The margin of error for the global survey is +/- 3.1%, but may vary per question.

Etsy Buyers
Buyers come to the Etsy marketplace for meaningful, one-of-a-kind items handcrafted, handpicked, designed, and sourced by our creative entrepreneurs. Our buyer surveys* show that approximately:
•85% say shopping on Etsy means supporting small businesses;
•82% believe Etsy allows them to shop from and support real people;
•81% agree Etsy offers items they can’t find anywhere else; and
•66% view Etsy as a destination for consistently high-quality items.
Survey responses also highlight the varied ways buyers use Etsy. When asked about their most recent visits (selecting all that apply):
•45% shopped for a specific need or item in mind;
•31% looked for something custom or personalized;
•29% searched for a gift; and
•24% browsed or sought inspiration without a particular item in mind.
*Above data reflects averages from monthly Etsy marketplace buyer surveys completed in 2025.
Key Buyer Metrics
Key buyer metrics and how these trended in 2025 versus the prior year are:

Active Buyers	86.5M ↓ 3% Y/Y
Buyers who made at least one purchase within the trailing twelve months declined year-over-year, reflecting continued pressure on buyer retention. However, from the second quarter of 2025 onward, the rate of sequential decline improved as the year progressed.

GMS per Active Buyer	$121 ↓ 0.5% Y/Y
GMS per active buyer on a trailing twelve month basis declined modestly year-over-year, but improved sequentially in the latter part of the year, primarily driven by higher average order value. We believe there are meaningful opportunities to accelerate growth in this metric over time as we continue to focus on increasing buyer purchase frequency and expanding average order value.

Reactivated Buyers	30.0M ↑ 4% Y/Y	In 2025, we reactivated more lapsed buyers—those who had not made a purchase in a year or more—than in any prior year, reflecting the effectiveness of our personalized marketing, paid social, and app initiatives. Reactivated buyers have approximately 40% higher first-year lifetime value than new buyers, and with a large and growing pool of lapsed buyers, reactivation represents a meaningful and recurring growth opportunity.

New Buyers	21.2M ↓ 10% Y/Y
During 2025, we added 21.2 million new Etsy marketplace buyers, defined as buyers using a unique email address that has not previously been used for a purchase on our marketplace. While new buyer additions declined year-over-year, this remained a healthy level of acquisition, particularly when considered alongside continued strength in reactivated buyers. We continue to see significant opportunity to attract customers who have never shopped on Etsy.

Habitual Buyers	5.9M ↓ 9% Y/Y
Habitual buyers—defined as those who spent $200 or more and made purchases on six or more days in the past 12 months—remained pressured. Most habitual buyers did not leave Etsy, rather they primarily moved into the ‘repeat’ category through slightly lower purchase frequency or spend. Habitual buyers comprised approximately 7% of active buyers and represented about 40% of our 2025 GMS.

Repeat Buyers (Non-Habitual)	34.6M ↓ 4% Y/Y
Shoppers who made purchases on two or more days in the previous 12 months declined year-over-year, reflecting softer purchase frequency. This group continues to represent a meaningful portion of our active buyer base at approximately 40%.

Average Purchase Days per Active Buyer	~3x per year	Active buyers made purchases on Etsy an average of approximately three times in 2025. Approximately half of our buyer base made a purchase on Etsy once during the year, while the other half purchased on about five separate days. Given our broad array of quality listings, we believe Etsy should be able to drive existing and potential buyers to think of us more often for more purchase occasions.
We remain focused on stabilizing these trends and returning to growth by deepening retention and engagement among existing buyers, continuing to reactivate our large and growing base of lapsed buyers, and attracting new buyers. By executing on our four strategic initiatives outlined in the above 2025 Performance Recap section on page 3, we aim to strengthen our ecosystem, reignite buyer activity, and drive sustainable growth in active buyers and GMS per buyer over time.
Growth Opportunity
We believe the e-commerce industry continues to offer meaningful long-term growth opportunities, and that its sustained expansion bodes well for Etsy. Some key factors that we believe contribute to our broader growth opportunity include:
•The e-commerce industry continues to gain share of retail sales, with online retail providing customers with broad selection, price transparency, convenience, and insight into quality of goods and services.
•Global e-commerce revenue in our core geographies is estimated to grow by a compounded annual growth rate of 7% through 20292, and we see significant potential for Etsy to grow and gain share within this context, particularly as we offer highly differentiated items compared with more commoditized marketplaces.
•We estimate that the online market size across all relevant retail categories for the Etsy marketplace within our core geographies represents an approximately $600 billion market opportunity, and an approximately $2 trillion market opportunity when including offline sales3. The “relevant retail categories” included in our estimate of total market size are apparel and footwear, personal accessories, beauty and personal care, home and garden, toys and games, pet care, craft supplies, paper and party, and art and collectibles. Given that Etsy marketplace GMS in 2025 represented approximately 2% of that online opportunity, we believe there is substantial opportunity to capture additional e-commerce market share.
•Additionally, we estimate that across our largest markets, the U.S. and U.K., approximately 17% of adults shopped on Etsy at least once in 2025, with penetration of approximately 30% among adults who identify as women, and approximately 10% among adults who identify as men. Furthermore, when looking at the next 15 largest markets, our penetration rate of consumers shopping on Etsy is approximately one fifth as high as it is within the U.S. and U.K., underscoring the significant opportunity to expand awareness and adoption in international markets.
•In addition, our near-term growth initiatives put particular focus on the fact that roughly half of active buyers still shop on Etsy only once per year, underscoring our opportunity to increase purchase frequency and overall spend per buyer.
•Generative AI tools are becoming an emerging discovery channel for e-commerce, and while adoption remains early, data shows that usage is growing. We have established partnerships with technology platforms to enable Etsy to surface our sellers’ items within AI-enabled shopping experiences. These partnerships leverage our differentiated, long-tail inventory and machine learning capabilities and may allow select items to be purchased within third-party environments, supporting broader discovery of seller offerings as these technologies evolve.
2 According to Euromonitor International Ltd; Passport: Retail 2025 edition, accessed January 13th, 2026; retail selling price (“RSP”) excluding value added tax (“VAT”), USD year-over-year exchange rates, current terms
3 Estimate based on the Company's own calculations and assumptions based on data from Euromonitor and other sources, without any representation or warranty from Euromonitor.

The Depop Marketplace

Depop, headquartered in London, is on a mission to “Make Fashion Circular.” Since its founding in 2011, Depop has been a people-powered fashion marketplace where anyone can buy, sell, explore, and discover incredible secondhand fashion. Depop’s circular ecosystem extends the life of millions of garments every year, providing a more sustainable way to enjoy fashion.
As of December 31, 2025, the Depop marketplace had approximately 55.6 million registered users, defined as users with active accounts, including 7.0 million active buyers and 3.2 million active sellers. In the United States, Depop’s largest market, active sellers grew 60% year-over-year in 2025. Additionally, for the year ended December 31, 2025:
•Approximately 59% of Depop sellers who made a sale in 2025 also made at least one purchase in 2025, which we believe shows the strong engagement of Depop’s user base.
•93% of Depop’s GMS was in the apparel category.
•74% of Depop’s GMS came from U.S. buyers and 26% came from non-U.S. buyers.
•92% of GMS transacted on the app.
•87% of buyers over the past year were under the age of 34.

2025 Performance Recap
In 2025, Depop generated $1,074.9 million in GMS, up 36.3% year-over-year, providing a tailwind to our consolidated GMS results. We believe that Depop’s distinctive blend of marketplace functionality, social discovery, and brand energy positioned it to capture momentum in the fast-growing resale apparel market, while its listings of affordable, fashionable, pre-loved merchandise resonated with value-conscious consumers.
In 2025, Depop delivered 46% year-over-year growth in global sign-ups of registered users and U.S. prompted awareness among individuals aged 13–35 who own a smartphone and have heard of the Depop brand reached 62%4. These results reflected Depop’s focus on its core differentiators, including inventory, matching, value, and trust.
In the second half of 2025, Etsy initiated an incremental brand investment in Depop to accelerate U.S. audience expansion and build brand awareness, with the goal of establishing Depop as the leading resale platform across broader demographics and driving long-term growth for Etsy’s overall portfolio.
4 Online survey conducted by HarrisX within the United States from January 1st – December 31st, 2025 among 2,567 Americans aged 13-35. The results reflect a representative sample and were weighted for age, gender, region, and neighborhood. The margin of error for the sample is +/- 0.9 percentage points.

Competition
For all of our marketplaces, sellers may choose to list their goods for sale with online retailers or sell their goods through craft fairs and local markets, local consignment and vintage stores and other venues and marketplaces, including social networks and agentic experiences. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise. We also compete with companies that sell software and services to small businesses, enabling sellers to sell from their own website or otherwise run their business independently of our platforms. We are able to compete for sellers based on our brand awareness, the global scale of our marketplaces and the breadth of our online presence, our investments in product and marketing for the benefit of our sellers, our tools, education and services which support sellers in running their business, the number and engagement of our buyers, our policies and fees, the effectiveness of our mobile apps, the strength of our communities, and our mission.
In addition, we compete with retailers and marketplaces of all shapes and sizes for the attention of our buyers. A buyer has the choice of shopping with any online or offline venue, whether large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, agentic experiences, resale marketplaces, and other venues or marketplaces. We are able to compete for buyers based on the breadth and quality of items that sellers list in our marketplaces, the ease of finding items, the value and awareness of our brands, the person-to-person commerce experience, customer service, our reputation for trustworthiness, the effectiveness of our mobile apps, the availability of timely, fair, and free shipping offered by sellers to buyers, ease of payment, localization, and experiences targeted based on regional preferences, and the availability and reliability of our platforms.
We also compete for media placements, including with retailers competing for the attention of our buyers and through agentic experiences, and increased competition can impact the cost we pay for media placements, including in dynamic auctions.
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

Our Impact Strategy, Goals, & Progress
Our Impact strategy focuses on areas where we believe Etsy can most effectively advance positive environmental and social outcomes while supporting our long-term business objectives. This strategy and the goals that flow from it are assessed annually to ensure they remain grounded in our brand, responsive to stakeholder interests, and directed towards societal issues shaping the future.
We rely on four levers to operationalize our strategy:
Business Integration: Responsibility and accountability for implementing our Impact strategy is shared across our company. Our Impact strategy and goals are overseen by the Nominating and Corporate Governance Committee of our Board of Directors.
Marketplace Integration: We integrate our Impact ambitions into the design and operation of our marketplace. By helping sellers and buyers better understand their individual and collective impact, we aim to support more informed decisions and foster more sustainable practices. We also remain mindful of using marketing data and marketing imagery in responsible and ethical ways.
Public Policy: We engage with policymakers to advance our commitments to economic empowerment for creative entrepreneurs, equitable access to the digital economy, and ecological sustainability.
Values-Aligned Investment: We direct resources toward initiatives that strengthen the communities we are part of. For example, our $30 million Impact Investment Fund makes investments or provides loans to initiatives that are aligned with our Impact strategy, and, in 2025, Etsy made approximately $3.4 million in philanthropic donations to community-based organizations doing work that supports our Impact goals.
Our Impact Reporting Approach
We use our required filings with the Securities and Exchange Commission (“SEC”), as well as our Investor Relations website and Etsy News blog, as our primary communications channels for information relating to our Impact strategy and progress. We continue to report our Impact metrics using the relevant Sustainability Accounting Standards Board (“SASB”) sector standards for our industry, now utilizing embedded SASB codes to accompany relevant metrics.
We expect to continue to evolve our Impact strategy and related reporting as additional government regulations may require and as our Impact work and the broader industry matures. For example, this year we moved our disclosure about Task Force on Climate-Related Financial Disclosures (“TCFD”) and our SASB table outside of our Form 10-K into an ‘Etsy, Inc. Climate Index’ on our Investor Relations website, which you can also refer to for more information regarding how we manage our climate related risks.
Our discussion of Impact strategy, highlights, and data includes the operations of our Etsy and Depop marketplaces except where noted. Reverb data is included in historical data, but excluded from 2025 reporting except in our environmental data where it is included until June 2, 2025, when we divested the business.

Environmental

Building resilience for the long term
Net Zero	Sustainable Operations	Marketplace Sustainability
Net Zero
Goal: Achieve Net Zero through targets aligned with the science of climate change.

Brand	Key Performance Indicators	Targets	Our Progress

	Absolute Scope 1 & 2 greenhouse gas emissions* metric tonnes (“mt”)	By year end 2030, we aim to achieve a 50% reduction from a 2020 base year.	21% reduction vs. baseline

By year end 2040, we aim to achieve a 90% reduction from a 2020 base year.

	Scope 3 greenhouse gas emissions* mt per million dollars of gross profit	By year end 2030, we aim to achieve a 52% reduction from a 2020 base year.	45% reduction vs. baseline

By year end 2040, we aim to achieve a 97% reduction from a 2020 base year.

*Scope 1 emissions include direct emissions such as natural gas and refrigerants used at our offices. Scope 2 emissions include indirect emissions from the generation of electricity that we may purchase for our offices. Scope 3 emissions include all other indirect emissions that occur in our value chain such as business travel, employee commuting, and the processing of waste from our operations.
Our Carbon Strategy: At Etsy, making a positive impact on our communities — including protecting the environment — is core to our mission. That’s why we support climate solutions that reduce our emissions, and we take responsibility for the emissions we continue to produce through projects that improve air quality and cut emissions beyond our business.
Our Net Zero goal guides this work. Below, we outline our Net Zero progress and the levers we are deploying to achieve our goal.

■ Absolute Emissions	—	2030 Aligned Target	—	2040 Goal

■ Emissions Intensity	—	2030 Aligned Target	—	2040 Goal
SBTi aligned Net Zero Goal: In 2022, the Science Based Targets Initiative (“SBTi”) approved Etsy's Net Zero goal under its Net-Zero Standard. For additional details about how we quantify emissions, see our GHG inventory and related notes (including assured emissions categories) on page 11.
Business Integration: Our supply chain remains our second-largest emissions source (Scope 3 – Category 1). In 2025, quantified supply chain emissions intensity decreased by 33% from 2024, driven by supplier engagement and improved data quality. Our analysis found that, in 2025, 55% of Etsy’s spend went to suppliers with science-based emissions reduction targets. Additionally, in 2025, we adopted Google’s Carbon Footprint for Google Ads reporting, which reduced our quantified emissions relative to prior spend based estimates.

Our expanded supplier carbon fee program requires suppliers to have an A– rating or higher on the Carbon Disclosure Project (“CDP”) assessment to avoid being charged a fee. For 2025, we established terms with suppliers representing over $39 million in annual spend while offering support through performance incentives and free sustainability advisory services from a consulting partner.

In 2025, for the first time since establishing our Net Zero goal, our Scope 1 and 2 emissions exceeded our 2030 annual target trajectory. This increase was driven in part by below-average temperatures in Brooklyn, where our headquarters is located. We are exploring longer term building upgrades intended to reduce our Scope 1 and 2 emissions.
Values-Aligned Investments: In 2025, we implemented an internal carbon pricing framework which is applied to quantified metric tons of greenhouse gas (“GHG”) emissions generated across our marketplaces. The resulting “emissions budget” informs our expenditures for emissions reduction initiatives. At least 25% of this budget is expected to support projects that reduce emissions within our value chain, with the remaining funds allocated to carbon offset projects that reduce emissions beyond our value chain. This helps us manage climate risk while strengthening our ability to pursue new reduction opportunities in line with our Net Zero goal.
Driving Emissions Reductions in our Value Chain: As two-sided marketplaces, we have limited control over our emissions: 99.9% fall within Scope 3 and 62% come from shipping.
In 2024, we joined Green Market Activation (“GMA”) Trucking to accelerate adoption of zero-emissions road freight, which we estimate accounts for at least 65% of our shipping emissions. Through GMA, we are participating in a pilot - launched in 2025 - that will enable the largest known deployment of class 8 zero-emission trucks in Texas, where millions of Etsy packages travel each year. Our investment will enable carriers to purchase electric trucks rather than conventional trucks, allowing us to claim the associated emissions reductions once operations begin in 2026.
Another way we take action is through our Impact Investment Fund. In 2025, we provided a $3 million loan to the nonprofit New York Energy Efficiency Corporation, which finances energy-efficiency improvements and clean energy projects with a focus on low- and middle-income communities in the Northeast and mid-Atlantic regions.
Supporting Emissions Reductions Beyond our Value Chain: We also take immediate action to address ongoing emissions by supporting projects that promote cleaner air and reduce emissions beyond our operations. We consider this to be separate from, but complementary to, our Net Zero emissions reduction efforts.
For 2025, we invested a portion of our “emissions budget” in carbon offsets credits or verified emissions reductions (“VERs”). We prioritize projects that address emissions in sectors tied to our footprint– such as shipping, packaging, cloud, and AI – and those that advance human health, circularity, and entrepreneurship, and benefit the regions where our stakeholders operate. For specific projects supported in 2025, see our ‘Etsy, Inc. Climate Index’.

GHG Emissions Summary (“tCO2e”)	2025	2024	2023
Scope 1	333 †	284 †	330 †
Scope 2 - Market	0 †	0 †	0 †
Scope 2 - Location	915 †	926 †	813 †
Scope 3	416,665	460,092	462,296
Scope 3 Emissions Intensity (tCO2e / million $ gross profit)	202	226	243
Scope 3 GHG Emissions by Activity Source
Category 1: Purchased Goods & Services (total)[1]	73,330	107,782	113,268
Non-Computing	62,166 †	95,435	96,042
Computing	11,164 †	12,347	17,226
Category 3: Fuel & Energy Related Activities	223	231	251
Category 5: Waste Generated in Operations[2]	22	15	15
Category 6: Business Travel[2]	3,930 †	5,092	4,555
Category 7: Employee Commuting and Remote Working[2]	1,129	1,097	1,098
Category 9: Downstream Transportation & Distribution (total) [CN404-04]	332,150	338,387	333,385
Shipping	259,311 †	260,522 †	276,559 †

Scope 3 GHG Emissions by Activity Source (continued)	2025	2024	2023
Packaging	72,839 †	77,865 †	56,826 †
Category 11: Use of Sold Products - End User Energy Use	5,881 †	7,488 †	9,724 †
Additional Environmental Metrics (unit of measure)
Offices - Electricity (MWh)	2,603	2,666	2,568
Offices - Heating (MWh)	1,788	1,545	1,758
Remote Working - Electricity (MWh)	1,643	1,737	2,106
Remote Working - Heating (MWh)	1,763	1,809	1,871
Refrigerants (tCO2e included in Scope 1)	9	3	11

Notes on Our GHG Inventory
The above emissions are not net of the application of carbon offsets.
1In 2025, we switched emissions factors for our purchased goods and services data calculations from 2023-2025 above and have integrated the updates into our ‘Etsy, Inc. Climate Index’ and our Net Zero target progress above. Additionally, we integrated several supplier specific emissions calculations into our Purchased Goods and Services calculations that resulted in a substantial decrease compared to prior years. Our 2023 and 2024 Scope 3 Category 1 calculations above as well as prior years back to our 2020 baseline have been re-calculated to use the Comprehensive Environmental Data Archive (“CEDA”) emissions factors rather than the Environmentally Extended Input-Output (“EEIO”) factors and therefore are not assured. Additionally, we combined our separate ‘GCP’ category of emissions with our ‘Other Computing’ emissions under '’Computing’.
2In 2025, Etsy changed the presentation of its emissions from business travel to be one category titled ‘Business Travel’. Previously, these emissions were presented as separate categories of ‘Air Travel’ and ‘Other’. Previously reported metrics have been revised to reflect this presentation. Both Waste emissions and Commuting emissions have been combined into a single line item instead of two line items each.
While we divested Reverb in June 2025, we retained Reverb’s emissions in our 2020 baseline and subsequent years until divestment date, June 2, 2025, to maintain consistency; removing it would have reduced our baseline by 1.6% of Scope 3. Under SBTi’s 5% materiality threshold, revalidation is not required. Our 2020 Net Zero Target baseline includes several assured emissions categories and internally reviewed Depop data from prior to its acquisition date.
As a result of the above changes in scope, methodology, and our continued efforts at further accountability, some GHG emissions data are not comparable from year to year. Additional details regarding the scope and data methodologies used to calculate our GHG emissions data, including changes not mentioned above and in prior years, can be found on our Investor Relations website and for more information on our Net Zero progress please see our ‘Etsy, Inc. Climate Index’.

† Etsy commissioned an external third-party to perform limited assurance procedures with respect to our energy and GHG emissions metrics for the reporting period. Full details and data methodology are available at investors.etsy.com.
Sustainable Operations
Goal: Maintain best-in-class sustainable operations.

Brand	Key Performance Indicators	Targets	Our Progress

	% renewable energy sourced for offices’ electricity usage, electricity usage from employees working from home, and Etsy marketplace’s Google Cloud usage	100% of quantified usage each year	100%

	% of offices open for more than 24 months and for which we maintain operational control with “Zero Waste” certification	100% by year end 2025	88%

	Intensity of our energy use in offices where we maintain operational control measured by kWh/ sq ft	10.75 kWh/sq ft by year end 2030	14.00 kWh/ sq ft

	Intensity of our Google Cloud computing emissions measured by location-based emissions / GMS	Full year 2027 emissions intensity flat as compared to our 2025 baseline	1.79 tCO2e/ $m GMS

Striving for best-in-class sustainable operations allows us to focus on long-term cost reduction, minimizing waste, and creating a healthier office environment for our employees.

Office Energy Use: In 2025, our total quantified operational energy footprint was 7,797 MWh, of which 54% was from electricity. This includes energy usage from our offices and employees’ working from home. We met our 2025 office energy intensity target of a 25% reduction (kWh/sq ft) from a 2016 baseline and set a new 2030 target to guide our efforts.
Cloud Compute & AI: To mitigate the impact of our use of cloud computing and AI, in 2025 we launched our Sustainable Compute & AI strategy, building on our long-standing work in sustainable computing, including Cloud Jewels, our open-source methodology to estimate cloud energy use.
Our updated strategy centers on three key levers, each focused on a different layer of our value chain:
•Catalyze: Collaborate with peers to support industry progress on AI sustainability.
•Influence: Use our purchasing power to support decarbonization of the cloud and AI supply chain.
•Optimize: Improve the efficiency of our operations and promote sustainable use of AI/ML.

As part of this strategy update, we also refreshed our sustainable compute target, having met our prior 2025 sustainable compute energy target of a 25% reduction (kWh/visit) from a 2016 baseline.
Renewable Energy: We began sourcing renewable energy for our measured or calculated electricity use in 2020. In 2025, we sourced renewable energy for the electricity we measured or calculated to power our offices and employees working from home, as well as Etsy marketplace's computing load in Google Cloud. This was achieved through our 15-year virtual power purchase agreement, the purchase of international renewable energy credits for our non-U.S. electricity consumption, on-site solar arrays at our Brooklyn office, and negotiated supplier terms.
Zero Waste: In 2025, Etsy's Brooklyn office headquarters received “Zero Waste” certification through the Total Resource Use and Efficiency certification program by Green Business Certification Inc. for the seventh year in a row, while Etsy's Dublin office was also certified for diverting over 90% of waste from landfill. We rolled out a third-party tech-enabled system that measures real-time waste streams and contamination in our Brooklyn, Dublin, London, and Mexico City offices.
Marketplace Sustainability
Goal: Foster more resilient, sustainable, and circular marketplaces.

Brand	Key Performance Indicators	Target	Our Progress

	Total active listings that have a circular attribute[1]	No target set, monitoring progress	237 million active listings

	% of active listings that have a sustainability attribute[2] at December 31, 2025	No target set, monitoring progress	4% of active listings

	% of sellers who have added a sustainability attribute[2] to at least one listing at December 31, 2025	No target set, monitoring progress	8% of active sellers

1Circular attributes on the Etsy marketplace are vintage, upcycled, reusable swaps, and “contains recycled content” (metal, glass, polyester, plastic, paper, or cotton), or “contains vintage gemstones.” On Depop, these attributes are deadstock, reworked, preloved, vintage, or made from recycled cotton or polyester.
2Sustainability attributes on the Etsy marketplace are made from environmentally conscious materials or designed to be reusable or to reduce waste.
Circularity: We aim to inspire and enable participation in the circular economy by keeping products and resources in use at their highest value. Across our marketplaces, our communities engage in circular practices through the materials they use, the items they sell, and the packaging they ship with.
Depop's mission is to make fashion circular and to inspire more people to shop secondhand - extending the lives of their clothes and redefining fashion consumption. We estimate approximately 137 million items have been given a second life3 by Depop users since the platform was founded.
3Represents items sold and tagged as "used" condition, not all items sold. Since the condition attribute was added in Q4 2020, we assume the proportion of “used” and “brand new” items has remained consistent over time.

Depop contributed to a new industry methodology led by The Waste and Resources Action Programme for measuring how secondhand purchases displace new items. Depop subsequently published its displacement rate and continued to communicate the impact of secondhand purchases to users. We also supported the launch of the Recommerce Caucus in the U.S. House of Representatives—a bipartisan initiative aimed at championing policies that foster the growth of the circular economy. We hope that by showcasing the environmental benefits of shopping secondhand, we can continue to bring circular fashion to more people.
Helping Our Sellers Build Climate Resilience: Our sellers face increasing challenges related to natural disasters. Recognizing this, our climate resilience strategy includes efforts to improve both the preparedness and the recovery capacity of our sellers.
In 2025, we deferred fees owed by nearly 77,000 sellers impacted by the Los Angeles fires and continued to partner with the Craft Emergency Relief Fund (“CERF+”) to provide individual grants of $2,000 to Etsy marketplace U.S. sellers impacted by a Federal Emergency Management Agency (“FEMA”) declared disaster. Recognizing that responding to climate disaster often requires a community approach, we issued a pilot grant to support the River Arts District in North Carolina in envisioning a resilient approach to rebuilding for this community of over 550 artists that were severely impacted by a hurricane and catastrophic flooding.
Through our partnership with Nest, Inc., we continue to develop resources that make it easier for sellers and artisans in the U.S. to access climate-related disaster information and funding. In 2025, we launched a free public database of climate-related resources for small businesses and makers.

Social

Ensuring equal access to opportunity
Workforce Access	Supply Chain	Creative Community
Workforce Access
Goal: Ensure equal access to employment, engagement, and development.
Ensuring Equal Access to Employment: Etsy offers competitive compensation, uses clear guidelines for salary and bonuses based on performance, and periodically makes market-based adjustments to keep pay equitable among employees and new hires. Since 2020, Etsy has engaged a third-party to conduct a biennial pay equity analysis to confirm compensation is not influenced by gender or race/ethnicity. We expect to conduct the next analysis in 2026. We also offer employees a comprehensive package of benefits, including family building benefits, mental healthcare access, and flexible stipends for personal well-being. We provide budget for skills development across our organization, along with tailored mentorship opportunities. And our Employee Resource Groups (“ERGs”) continue to thrive across Etsy and Depop, contributing to a culture of inclusion across our brands. We have established transparent, level-based expectations for performance evaluation. Twice a year, managers recognize individual contributions and readiness for the next level through our promotion processes, which are reviewed through a rigorous calibration process - reinforcing our commitment to equal access to opportunity.
We know, however, that providing competitive pay and benefits and an inclusive workplace culture is only part of the story. Etsy’s mission to “Keep Commerce Human” requires us to serve a community of buyers and sellers that is extraordinarily diverse. We believe teams with diverse viewpoints and backgrounds are better able to deliver the creativity and innovation necessary to serve our global community, and as a result we broadly seek to increase the range of backgrounds and perspectives in our workforce. These efforts encompass outreach and recruiting practices, which are designed to ensure we attract the broadest and most talent-rich pool of employee applicants possible. In all cases, we make individual employment decisions – whether it’s a decision to hire, to promote, to discipline, or to discharge – on the basis of merit.
Consistent with how we run our business, we track our progress in diversifying our workforce through a variety of metrics at both the consolidated level and at the individual marketplace levels.

For Etsy Marketplace:
•At December 31, 2025:
◦49.1% of all global employees identified as women or marginalized genders
◦15.2% of U.S. employees identified as Black, Latinx, or Native American
◦40.6% of U.S.-based software engineers identified as women or marginalized genders
◦13.4% of Mexico-based software engineers identified as women or marginalized genders
◦27.9% of Ireland-based software engineers identified as women or marginalized genders
◦13.2% of our U.S. and U.K. employees disclosed that they have or have had a disability
◦0.6% of our U.S. employees disclosed that they are veterans that served in the armed forces
◦11.8% of our U.S. employees disclosed that they identify as LGBTQIA+
◦29.7% of our U.S., Mexico, and Ireland employees disclosed that they are parents of children below the age of 18 through their benefits elections
◦0.2% of our U.S. employees disclosed their spouse served in the armed forces
For Depop:
•At December 31, 2025:
◦31.2% of U.S. and U.K. employees identified as Asian, Black, Mixed or ‘Other,’ including Latinx in the United States
◦27.0% of employees on engineering and data teams identified as women and marginalized genders
◦9.3% of U.S. and U.K. employees disclosed that they have or have had a disability
Etsy and Depop both achieved a score of 100 on DisabilityIn.org's Disability Equality Index in 2025, and remain committed to maintaining a workplace environment where employees with disabilities can achieve their full potential.
Workforce Metrics: As of December 31, 2025 we had 2,375 total employees worldwide including approximately 475 Depop employees. Across our employee workforce, over 70 nationalities are represented.
All metrics below are as of December 31 of the stated year. Leadership is defined as Director level and above. Tech employees are defined as those employees who work on Product, Engineering, Analytics, and HR Information and Financial Systems Administration teams. Engineering employees are defined as those employees who work within the Engineering Job Family Group included within Tech. Other Business Roles are defined as those employees who work in roles outside of the Tech definition, inclusive of non-tech Leadership positions. Gender and age metrics reflect our global employee base, while race and ethnicity metrics reflect U.S. only in the below graphs and table. Our most recent consolidated equal employment opportunity (“EEO-1”) report can be found on our Investor Relations website. Reverb (divested in 2025) is excluded from the 2025 workforce metrics, but included in the 2024 and 2023 workforce metrics below.
Gender Metrics - Global

Overall	Leadership	Tech	Engineering	Other Business Roles

■ Female	■ Male	■ Additional Genders*	■ Not Declared
* Additional Genders for Overall was 1.7% in 2025, 2.0% in 2024, and 2.4% in 2023; for Leadership was 0% in 2025, 0.3% in 2024, and 0.6% in 2023; for Tech was 1.9% in 2025, 2.1% in 2024, and 2.6% in 2023; for Engineering was 2.4% in 2025, 3.0% in 2024, and 3.5% in 2023; for Other Business Roles was 1.5% in 2025, 1.3% in 2024, and 1.5% in 2023.

Race & Ethnicity Metrics - U.S. only

Overall	Leadership	Tech	Engineering	Other Business Roles

■ American Indian or Alaska Native*	■ Asian	■ Black or African American	■ Hispanic
■ Not Declared	■ North African or Middle Eastern**	■ Two or More Races	■ White
* American Indian or Alaska Native for Overall was 0.1% in 2025, 0.1% in 2024, and 0.1% in 2023; for Leadership was 0% in 2025, 2024, and 2023; for Tech was 0.1% in 2025, 0.1% in 2024, and 0.1% in 2023; for Engineering was 0.2% in 2025, 0.1% in 2024, and 0.1% in 2023; for Other Business Roles was 0% in 2025, 0% in 2024, and 0.2% in 2023. **North African or Middle Eastern is a new disclosure in 2025 and for Overall was 0.2%, for Leadership was 0.5%, for Tech was 0.2%, for Engineering was 0.3%, and for Other Business Roles was 0.2%.
Age Metrics - Global*

2025†	2024†	2023†

■ 24 years or below	■ 30-34 years	■ 40-49 years
■ 25-29 years	■ 35-39 years	■ 50+ years
* Age Not Declared was 0.0% in 2025, 0.1% in 2024, and 0.04% in 2023.
† Etsy commissioned an external third party to perform limited assurance procedures with respect to our workforce metrics in the charts above for the reporting period. Full details and data methodology are available at investors.etsy.com.
Supply Chain
Goal: Promote a supply chain that upholds human rights and expands economic opportunity for a broad range of businesses and their employees.
Supplier Diversity: We continue to work to build a more transparent, accessible, and competitive supply chain. We believe our commitment to supplier diversity provides access to a broader range of innovative ideas, talent, and perspectives, which ultimately leads to enhanced market reach, cost efficiency, and a more resilient supply chain. During 2025, we spent $39 million with diverse-owned suppliers, which we define as woman, disability, and LGBTQ-owned globally; as well as Black, Asian-Indian, Asian-Pacific, Hispanic/Latinx, Indigenous, and veteran-owned in the United States.
While we are committed to broadening the diversity of suppliers that we consider, and while we track data to help assess our efforts, in all cases we make individual procurement decisions on the basis of merit.

Advancing Partner Welfare and Compensation: In 2025, we continued to educate our vendor partners who employ contingent labor or provide outsourced business operations for Etsy on our aspirational guidelines for employment practices. We also continued to evaluate our third-party partners across key practices. Where we identify gaps, we open dialogues with our vendors, using these guidelines as a north star:
•Ensuring contractors receive a living wage, adjusted for market conditions, based on location.
•Using our leverage with vendor partners to achieve a progressive and flexible paid leave policy for all full-time contractors, including vacation time, sick time, and parental leave.
•Ensuring all full-time contractors have access to quality medical care for themselves and their dependents.
Our Commitment to Human Rights: We are committed to upholding and promoting human rights across our marketplaces and throughout our value chain. In 2025, we continued our partnership with Nest to create educational videos for Etsy sellers who engage with production partners. The videos aim to support sellers in choosing ethical and responsible production partners by introducing sellers to key topics in Etsy’s “Ethical Expectations: What We Expect from Sellers Who Work With Production Partners” policy. In our corporate supply chain, we implemented a process for key suppliers to complete third-party assessments, strengthening our understanding of their human rights and broader social and ethical practices. We also updated our Modern Slavery Statement and published AI principles intended to guide us in keeping human connection at the center of innovation.
Creative Community
Goal: Strengthen our global community by supporting the ecosystems that nurture creative entrepreneurship.
In 2025, our Uplift Fund supported organizations providing creative entrepreneurs with capital and wrap-around business support services for nearly 7,690 entrepreneurs. Along with Etsy’s contribution, U.S. buyers elected to give back to the creative community by donating their change at checkout 4.4 million times, resulting in $1.9 million in grants. We also invested $3 million from our Impact Investment Fund in Hope Enterprise Corporation, a commercial loan fund that provides affordable lending services to local communities, organizations, and small business owners across the Southern United States.
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
We also share certain workforce metrics, such as our most recent consolidated EEO-1 report, certain Impact-related disclosures, including our annual Transparency Report, and our external facing policies, including our governance policies and guidelines, and privacy policy, on our Investor Relations website. Information contained on or accessible through our websites or other websites referenced in this Annual Report is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites in this Annual Report are intended to be inactive textual references only. You should not rely on such information in deciding whether to invest in our common stock. Copies of our SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Etsy, Inc., 117 Adams Street, Brooklyn, NY 11201, or by sending an email to ir@etsy.com.
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
•our success in executing on our strategy, the effectiveness of our strategy, and the impact of any changes in our strategy;
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
Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued. While presented with numerical specificity, projections are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and developments, some of which may prove incorrect and/or may change. Some of those key assumptions include the timing and impact of broad Macro Conditions, particularly in our core geographies, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term.
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
The trustworthiness and safety of our marketplaces and the connections within our communities are important to our success. If we are unable to maintain and expand that trust and keep our marketplaces safe, our business could be adversely affected.
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
•a failure to enforce our policies effectively, consistently, and transparently, including, for example, by allowing the repeated widespread listing of items that are unsafe, infringe intellectual property rights, or otherwise violate our marketplace policies;
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
Our business also depends on our ability to provide a safe experience for our buyers and sellers. For example, we are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplaces, users, and our communities. These bad actors use a variety of tactics, including social engineering, coordinated phishing attacks, spam, and website and social media spoofing, which frequently involve attempts to exploit, defraud, obtain financial or other data from our buyers and sellers, or otherwise harm them. These tactics may be amplified by advances in artificial intelligence and generative artificial intelligence, machine learning, and similar tools and technologies (collectively, “AI”), including the use of automated content generation and impersonation techniques.
Our tools, processes, and controls designed to detect and address potential fraud and policy violations may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. Sellers, buyers, and other third parties use increasingly sophisticated techniques, which has made, and may continue to make, fraudulent activity more challenging to combat and may increase its impact. Even if we are successful in defending against these tactics, we may be required to spend significant resources on those efforts, which may distract our management and otherwise negatively impact our results of operations. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in mitigating harm to our buyers, sellers, or other third parties or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplaces, which may reduce seller and buyer trust and engagement.
We continue to evolve our marketplaces and invest to improve our customer experience. If we are unable to maintain trusted brands and marketplaces, our ability to attract and retain buyers and sellers could be harmed.
Our business, financial performance, and growth depends on our ability to attract, retain, and drive momentum with an active and engaged communities of buyers and sellers.
Our financial performance, specifically our GMS, revenue, and Adjusted EBITDA, has been, and will continue to be, significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. Etsy marketplace active buyers and GMS per active buyer on a trailing twelve month basis have declined year-over-year, and to drive growth, we will need to drive active buyer momentum. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping charges, delayed shipping times, inadequate customer service, buyer fees or lack of buyer-friendly features, declining interest in the goods offered by our sellers, lack of desirable listings, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us, which could negatively impact our financial performance. Further, if trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline.
A perception that our marketplaces’ levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. Our cost of refunds may exceed our expectations, and we do not always recover the funds reimbursed, which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. In addition, buyers may not be refunded the full amount of their purchase, which could negatively impact their experience with, or perception of, our marketplaces. In addition, we have used, expect to continue to use, and may expand use of, disbursement holds and other fraud prevention and enforcement mechanisms to prevent and mitigate losses from fraud even though these restrictions may impact our value proposition for sellers. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
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
Our sellers manage their shops, certain shop policies, products and product descriptions, shipping, and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, buyers may report that they have not received the items they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. In addition, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have introduced features designed to protect buyers, there can be no assurance that these measures will be effective in combating fraudulent transactions or improve overall buyer satisfaction. Further, anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be harmed. In addition, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.
We track certain operational metrics with internal systems and tools or manual processes and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies may adversely affect our business and reputation.
We track certain operational metrics, including active buyers and active sellers, GMS, GMS from specific categories of goods, classes of buyers or sellers, or specific platforms, and other information about our communities and the performance of our platforms, with internal systems and tools or manual processes. These metrics are not independently verified by a third party. The methodologies used to measure certain of these metrics require significant judgment, are susceptible to errors, may change over time, and may differ from estimates or metrics published by third parties due to differences in sources, methodologies, or the underlying assumptions. We also use surveys to collect and track information about our buyers and sellers and rely on third-party data, which we do not independently verify, to evaluate and report on our opportunity. Our internal systems, tools, processes, and surveys or data collection methodologies have a number of limitations and may have errors or could change over time, any of which could result in unexpected changes to our metrics, including the metrics we publicly disclose. Similarly, our third-party data sources have in the past and may in the future revise the historical data provided as a result of adjustments to their prior estimates or for other reasons. If the internal systems and tools, processes, or surveys we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics, there are inherent challenges in measuring this data. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure or obtain from third parties may affect our understanding of certain details of our business or our opportunity, which could affect our long-term strategies. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, we could be subject to legal claims, and our business, reputation, financial condition, and results of operations could be adversely affected.
If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused, exfiltrated, or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.
Like all online services, we are vulnerable to power outages, telecommunications failures, phishing, social engineering, malware, credential stuffing, account takeover, and other attempts to gain unauthorized access to member accounts or data, as well as cyber attacks, breaches, and other security incidents. We also rely on service providers and other third-party vendors, who are subject to the same vulnerabilities, and whose security and data protection practices we do not control. We and our third-party vendors regularly experience data incidents and cyber-related events that may result in technology disruptions and/or security breaches. Any of these occurrences could lead to, among other things, interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure or use of our employees’ or members’ personal or financial data, theft of our intellectual property or user data, unauthorized access to member accounts, or disruption of transactions. As we strive to reignite growth in our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
Although we use a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach, particularly given the increasingly sophisticated tools and methods used by cybercriminals and other bad actors. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful, which could result in unexpected interruptions, impair our ability to operate our marketplaces, and cause other harm to our business and our competitive position.
In addition, the industry has generally moved to online remote infrastructure and, as a result, we and our partners may be more vulnerable to cyber attacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The prevalence of remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns and/or increased administrative costs.
A successful cyber attack could occur and persist for an extended period of time before being detected. We may not anticipate or implement adequate measures to prevent a cyber attack for a number of reasons, including because of the rapidly changing threat vectors and techniques used by bad actors, potential adverse impacts to employee productivity and/or user experience, and the significant cost and resources that these efforts require. Further, applicable rules regarding how to respond, required notices to users, and reporting to regulators and investors are subject to change and vary by jurisdiction, and may subject us to additional liability and reputational harm.
If we experience, or are perceived to experience, security breaches that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we or our vendors fail to respond appropriately to any security breaches that we or they may experience, or are perceived to do so, people may become unwilling to provide the information necessary to set up an account with us to become a new seller or buyer. Existing sellers and buyers may also stop listing new items for sale, decrease their purchases or use of our websites, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.
Our software is highly complex and may contain undetected errors.
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. For the Etsy marketplace platform we typically release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on AI and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party AI models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, buyer or seller attrition, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
We use AI-enabled systems, which could expose us to liability or adversely affect our business.
We use AI in connection with our business. The use of AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal, and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or our related service providers. Accordingly, while AI-enabled applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI-enabled applications assist in producing in our products and solutions are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected.

Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-enabled systems and software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any outputs that we create using AI-enabled tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI-enabled systems used in our business, or if we experience cybersecurity incidents in connection with our use or any third party’s use of AI-enabled applications, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy, cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times or carrier service availability as carriers adapt to keep pace with new requirements relating to the calculation, collection, and remittance of tariffs and related fees. If these shipping delays or interruptions continue or worsen, or if shipping rates and fees increase significantly, our sellers may have increased costs or elect not to ship into particular markets, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth prospects.
Our business depends on access to third-party services, platforms, and infrastructure that are critical to the successful operation of our business.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplaces, websites, or mobile apps. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ or buyers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.

Internet service providers, mobile network operators, operating system providers, and/or app stores regularly place technical and policy restrictions on applications and platforms that use their services, which restrictions change over time. They have also and could in the future attempt to charge us for, or restrict our ability to access or provide access to, certain platforms, features, or functionality that we use in our business, and such changes may adversely affect our marketplaces.
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
Our payments systems have both operational and compliance risks, including in-house execution risk and dependence on third-party service providers.
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
The global scope of our business subjects us to macroeconomic and geopolitical risks.
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product safety and liability, consumer protection, online platform liability, minors’ online safety, e-commerce marketplace regulation, AI, labor and employment laws, business practices, including those related to corporate social responsibility and sustainability, and taxation of income, goods, and services), including attempts to apply these laws and regulatory standards extra-territorially;
•defending our marketplaces against international litigation and regulatory matters, including in jurisdictions that may not offer judicial norms or protections similar to those found in the United States;
•conforming to local business or cultural norms;
•barriers to international trade, such as tariffs, customs, or other taxes, or, when applicable, reductions to or the elimination of the use of de minimis entry thresholds;
•uncertainties around the continuing impact on operations of supply chain disruptions, interruptions of order or payment processing, interruptions in sellers’ supply chains, transportation and shipping disruptions, customs delays, public health crises, political unrest, and geopolitical events such as natural disasters, pandemics, terrorism, and acts of war;
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
•fluctuations of currency exchange rates, including the strengthening or weakening of the U.S. dollar against foreign currencies; and
•uncertainties and instability in the U.K. and E.U. markets caused by the patchwork of cross-border service agreements triggered by Brexit.

Our sellers face similar risks in conducting their businesses across borders. Even if we are successful in managing the risks of conducting our business across borders, if our sellers are not, our business could be adversely affected.
Our ability to recruit and retain a talented and broadly diverse group of employees and deploy that talent effectively is important to our success. Significant attrition or turnover could impact our ability to grow our business.
Our ability to attract, retain, engage, and effectively deploy a talented and broadly diverse group of employees is important to our success. We strive to attract, retain, and engage employees who share our dedication to our buyer and seller communities and our mission to “Keep Commerce Human.” We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position, particularly given the uncertainty of the current macroeconomic environment.
Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to reignite GMS growth in the future;
•continuing ability to offer competitive compensation and benefits, including stock-based compensation, for our employees, given our historical stock price volatility and as more external scrutiny is placed on stock-based compensation expenses;
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
We operate in a flexible work model in which a significant percentage of our workforce works remotely while others work from our offices on a hybrid schedule. It is possible that these arrangements could have a negative impact on our employee engagement, on our ability to effectively deploy our talent, and on the execution of our business plans and operations. We have structured our work modes to reinforce our workplace culture, and optimize the natural creativity and innovation that arises from live cross-functional and team gatherings in our offices. If we are unsuccessful in optimizing our hybrid work environment, it may adversely affect our ability to recruit, retain, and effectively deploy employees. If we continue to operate with a significant portion of our employees located outside of our offices, and we are unable to adapt to new hybrid work modes, it could negatively impact our company culture.
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

If we experience increased voluntary attrition in the future, if we are unable to attract and retain qualified employees in a timely fashion or on reasonable terms, particularly in critical areas of operations such as engineering, and/or if we are otherwise not able to place the right employees in the right roles to drive execution of our business plans, we may not achieve our strategic goals, and our business and operations could be harmed.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, enforcing our rights may require us to engage in litigation, use of takedowns and similar procedures, or licensing. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are invalid or unenforceable. If we are unable to adequately prevent unauthorized use or misappropriation of our intellectual property by third parties, the value of our brand and other intangible assets may be diminished and customers may lose trust in Etsy. Any of these events could have an adverse effect on our business.
We attempt to protect our intellectual property and confidential information, in part, through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers, and other third parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets, and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. While certain provisions of OBBBA are currently expected to favorably change the timing of our cash tax payments in the near term, we do not expect the legislation to have a material impact on our provision for income taxes. We will continue to assess and monitor OBBBA’s potential impact on our consolidated financial statements.
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
Operating e-commerce marketplaces is highly competitive, and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with many companies and venues, including marketplaces, retailers, and social media commerce. For example, in addition to listing goods for sale on one of our marketplaces, a seller can list goods with online retailers or sell goods through local consignment and vintage stores, as well as other venues or marketplaces, or through social networks and agentic experiences. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise.

We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value, awareness, trustworthiness, reputation, and perception of our brands;
•our investments in product and marketing for the benefit of our sellers;
•the effectiveness of our member support and trust and safety practices and policies;
•the global scale of our marketplaces and the breadth of our online presence;
•our tools, education, and services;
•the number and engagement of buyers;
•our policies and fees;
•the ability of a seller to scale her business;
•the effectiveness of our mobile apps;
•the strength of our communities; and
•our mission.
We also face competition on the buyer side from both online and offline competitors. We compete for the attention of buyers who have the choice of shopping with any online or offline venue, including large e-commerce marketplaces, national retail chains, direct-to-consumer brands, local consignment and vintage stores, social networks, agentic experiences, resale marketplaces, and other venues or marketplaces. Many of these companies offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match.
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
Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees or more services to sellers than we do. Our competitors also may be able to more quickly or effectively develop, adopt, and integrate new technologies, including AI–enabled tools and agentic commerce experiences, into their platforms, which could make their offerings more attractive to buyers or sellers and reduce our ability to compete effectively. In addition, large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent Etsy and our sellers may rely on these competitors’ services, such services may be integrated into site functionality, and these competitors may have access to substantial data about Etsy and its communities of buyers and sellers. As a result, they may be able to reduce our ability to service our users and/or to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Etsy.
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
We have entered into strategic relationships with certain third-party platforms, including AI–enabled applications, that surface our sellers’ products within those platforms and, in some cases, enable buyers to complete purchases directly through those applications. These arrangements represent an additional channel through which buyers may discover and purchase items from our sellers, and we rely on these third parties to operate their platforms in a manner that supports accurate product presentation and reliable transaction completion. These platforms are operated by parties outside of our control and may experience outages, disruptions, errors, or changes to functionality, policies, or business practices that could impair product discovery, reduce buyer engagement, or negatively affect the marketing and sale of our sellers’ products. We cannot control the availability of such third-party AI-enabled applications, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI-enabled applications become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which such AI-enabled platforms are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed.
We do not control the user interface, ranking, prompts, rates of updates or information fields through which our sellers’ products are displayed on these third-party platforms and rely on our partners to surface complete and accurate product information. If product information is displayed inaccurately or incompletely, or if automated or AI–driven outputs produce unexpected results, buyers may have a negative experience or be confused about the source of a transaction. Such outcomes could result in reputational harm, reduced trust in our marketplace, increased customer support costs, or claims from consumers, payments partners/networks, or regulators.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party. Additionally, we prohibit a range of items on our marketplaces, including (but not limited to), drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly regulated items, items violating intellectual property rights of others, illegal products, pornography, items from sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We maintain and enforce our policies, including those related to fraud and other illegal activity, in order to uphold the safety and integrity of our marketplaces, comply with laws and regulations, engender trust in the use of our services, uphold our values, and encourage positive connections among members of our communities. We strive to enforce our policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, offensive, objectionable, or inconsistent. Similarly, the tools and processes in place at our Depop marketplace differ from those used by the Etsy marketplace, and, at each marketplace, our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policies, policy enforcement, and/or any perceived or actual concerns regarding transparency of our policy enforcement decisions across our marketplaces could lead to negative publicity, distrust from our members, legal or regulatory risks, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.
Enforcement of our policies has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplaces based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by our buyers, sellers, segments of our communities, regulators, or other stakeholders. As a result, enforcement of our policies may negatively impact our brands, reputation, and/or financial performance.
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platforms may become inadequate or obsolete, and the cost of incorporating new technologies, including advances in AI, into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platforms, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historic experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.
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
We have incurred impairment charges and may incur further impairment charges in the future, which would negatively impact our operating results.
We review goodwill and other long-term assets quarterly to assess if indicators of impairment arose. which may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring impairment charges. In the event we are required to record an additional impairment charge to our goodwill, other intangibles, and/or long-lived assets, it could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge.
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
We also may issue additional equity securities in connection with an acquisition or partnership, which could cause dilution to our stockholders. Finally, acquisitions, dispositions, or partnerships could be viewed negatively by analysts, investors, or the members of our communities. If we fail to realize the expected benefits of our acquisitions, dispositions, or strategic partnerships our business, growth and/or results of operations could be adversely affected.
The closing of the proposed sale of Depop is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to Etsy or create loss in value to stockholders.

On February 15, 2026, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) to sell Depop to eBay Inc. The sale is currently expected to close in the second quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement. If the conditions to the closing of the sale of Depop are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Depop, or such sale may be delayed beyond our expected timeline.

Whether or not the proposed sale of Depop is completed, the pending Depop sale may be disruptive to Etsy. Uncertainties regarding the pending sale of Depop may impair Etsy or Depop’s ability to attract, retain, and motivate key personnel and could divert the attention of Etsy or Depop’s management and other employees from day-to-day business and operations in preparation for the sale. If we are unable to effectively manage these risks, our business, results of operations, financial conditions, and prospects could be adversely affected.

If the proposed sale of Depop is delayed or not completed for any reason, investor confidence could decline, and we could face negative publicity and potential litigation. In addition, in the event of a failed sale, we will have expended significant management resources in an effort to complete the sale and, although in some circumstances the buyer may be obligated to pay us a termination fee of $90 million, we will have incurred significant transaction costs. The Purchase Agreement also provides that, upon certain termination events, eBay will be required to pay Etsy an additional termination fee of $70 million. Further, in the event of a failed sale, we may need to spend significant resources to reintegrate the Depop business, and we could face a loss in the value of our stock price if a failed transaction is negatively perceived by investors. Accordingly, if the proposed sale of Depop is not completed on the terms set forth in the Purchase Agreement, or at all, our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.

We are subject to risks related to our environmental, social, and governance activities and disclosures.
Our Impact strategy focuses on areas where we believe Etsy can most effectively advance positive environmental and social outcomes while supporting long-term business objectives. We have announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor, including in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business— Our Impact Strategy, Goals, & Progress.” While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
The implementation of our Impact strategy, including our Impact investing strategy and other initiatives intended to help us meet our Impact goals, requires considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we are not always able to achieve them. If we do not demonstrate progress against our Impact goals or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. Our reputation and the value of our brands could also be damaged if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
There can be no assurance that our current programs, reporting frameworks, and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere. Additionally, the costs and business impact of changing our current practices to comply with current and future regulatory requirements may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
While many of the recently introduced environmental and social laws are designed to promote more robust transparency and enhance resiliency, laws, regulations, and administrative actions have also been proposed and implemented in the United States and elsewhere to limit, restrict, or prohibit company activities on environmental and social issues and/or to rollback portions of recently enacted laws. As a result, our Impact strategy and metrics may subject us to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
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
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We may seek to borrow funds under our credit facility or sell additional equity or debt securities. The sale of additional equity or convertible debt securities could also result in dilution to our existing stockholders. Additionally, while the indentures governing our outstanding convertible senior notes do not include material restrictions on our ability to pursue our business strategy, our credit facility requires us to comply with, and future debt instruments may require us to comply with, various covenants that limit our ability to take actions such as: disposing of assets; completing mergers or acquisitions; incurring additional indebtedness; encumbering our properties or assets; paying dividends, making other distributions or repurchasing our common stock; making specified investments; and engaging in transactions with our affiliates. These restrictions could limit our ability to pursue our business strategies. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all. Weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.
We have a significant amount of convertible debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes”) and the 1.00% Convertible Senior Notes due 2030 we issued in June 2025 (the “2025 Notes” and, together with the 2019 Notes, the 2020 Notes, and the 2021 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of such series of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. . Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2025, holders of the Notes are not eligible to convert their Notes during the first quarter of 2026. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. In certain instances, the procedures and measures in place at our Depop marketplace are not as sophisticated or mature as those used by the Etsy marketplace. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, including through the use of AI, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplaces, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. Additionally, new technologies such as agentic commerce require different approaches to maintaining trustworthy marketplaces and monitoring for fraud and illegal activity, and we may not be able to keep pace as this technology evolves. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
We regularly receive claims, notices, and other allegations that items listed on our marketplaces, or other user-generated content posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property and mechanisms to report items that are illegal or otherwise violate our policies. We also have tools and procedures in place to take action against potentially violative content, which may include the removal of listings, content, sellers, or shops that violate our policies. At the same time, our tools and procedures are subject to gaps, limitations, resourcing constraints, human and machine error, and other shortcomings, and may not effectively mitigate the risks we face in hosting user-generated content as part of our business.
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
Privacy, data protection, information security, and AI regulations are complex and rapidly evolving areas that have and may adversely affect our and our sellers’ business.
We collect, receive, use, store, disclose, share, and transfer a host of personal, confidential, proprietary, and otherwise potentially protected information in the course of our operations, including to operate our business and for legal, compliance, and marketing purposes, which subjects us to an increasingly complex array of global privacy, AI, and data protection regulations. Authorities around the world have adopted and are considering a number of legislative and regulatory proposals affecting data protection, data usage, data transfer, localization, AI, and information security, among other things. These laws and regulations are evolving, are subject to interpretation, in some cases may conflict with each other, and create substantial operational, financial, regulatory, reputational, and legal risk to our business. We are subject to regular inquiries and requests from regulators regarding these efforts. Examples of these laws include:
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
Further, we are subject to evolving international laws, regulations, decisional authority, and guidance governing whether, how, and under what circumstances we can transfer, process, and/or receive personal data. The validity of various cross-border data transfer mechanisms remains subject to legal, regulatory, and political developments in both the European Union and the United States. Any changes to existing frameworks may require us to adapt our existing arrangements or could impede our ability to effectively transfer data to our users, vendors, and partners in other jurisdictions.
We incorporate AI and machine learning technologies into our products and internal operations. As a result, we are increasingly subject to a rapidly developing body of laws and regulations specifically addressing AI. These evolving laws may impose significant compliance burdens, including requirements for impact assessments, risk management systems, human review of AI outputs, and disclosures to users. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Our failure to comply with these emerging AI laws and regulations could result in significant fines, restrictions on the deployment or use of AI systems, reputational harm, and legal liability.
Collectively, worldwide privacy, data protection, AI, and information security laws and regulations have and may continue to change some of the ways that we, our sellers, our vendors, and other third parties collect, use, and share protected information, in some cases creating costly compliance obligations and/or impeding our business. For example, some of these requirements may introduce friction into the user experience on our platforms, restrict our ability to use data in ways that could benefit our sellers and our business, or impact the scope and effectiveness of our marketing efforts, any of which could negatively impact our business and future outlook.

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
We are also subject to various data breach notification laws and, in some instances, have contractual and other obligations to notify relevant stakeholders in the event of an actual or potential breach. Our contracts, our contractual representations, and/or industry standards, to varying extents, may require us to use industry-standard or other reasonable measures to safeguard personal or confidential information. Cyber-related events and security breaches, even if only related to the actions of a third-party vendor, are and have been costly, could lead to legal liability or negative publicity, may cause our users, employees, or other stakeholders to lose confidence in our security measures, may cause us to breach certain contracts, and may require us to expend significant resources to remediate and/or defend against regulatory inquiries or litigation. There can be no assurance that indemnity, contractual remedies, or insurance will be available or adequate to protect us from liabilities or damages in the event of a breach or cyber-related incident.
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
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving, and the resulting compliance costs and liability risk could negatively impact our business.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, intellectual property, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platforms, content moderation, online child safety, social media regulation, marketplace seller regulation, AI, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, forced labor, and diversity, have been enacted or are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, some of which include specific disclosure requirements, target-driven frameworks, and/or due diligence obligations to which we may be subject.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. Some jurisdictions attempt to extend domestic laws and regulations globally, including to Etsy or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past, do, and may continue to seek to censor content available on our platforms (including at times lawful content) or require Etsy to block or remove such content, and/or to block access to our platforms.
Compliance is often complex, resource intensive, and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may have not always fully complied and may not be able to fully or timely comply with all applicable laws in all jurisdictions where we operate, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit, change, or discontinue our services in particular jurisdictions, any of which could negatively affect our business. In addition, if we are blocked or restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to operate our business as we anticipate.
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
Our business is subject to a complex, evolving global landscape of laws, regulations, rules, and standards relating to the technology sector, which may disproportionately burden smaller platforms and businesses like ours.

Various laws, rules, and regulations govern our business, and these laws are complex, evolving, subject to change, and vary across jurisdictions in the United States and globally. These regimes cover diverse areas, including payments services, platform obligations and liability, marketplace regulation, artificial intelligence, data protection, cybersecurity, product safety, online and minors’ safety, consumer protection, intellectual property, anti-money laundering, taxation, and competition. As the technology sector faces increased scrutiny, new legislation, and regulatory inquiries—even those targeted at the largest technology platforms—may disproportionately burden smaller platforms and businesses, including Etsy and our sellers.
These evolving laws and regulations create significant legal and financial risks, compliance obligations, and complexity for our products and business. For example, regulations such as the U.S. Integrity, Notification, and Fairness in Online Retail Marketplaces for Consumers Act (INFORM), the Digital Services Act (DSA), the General Product Safety Regulation, and the U.K. Online Safety Act subject Etsy to obligations with respect to seller verification, minors’ safety, product safety, and consumer protection, among other things, and in many cases impose obligations and requirements on our sellers or third-party vendors and service providers. Similarly, there are and have been various efforts, both in the U.S. and internationally, to impose more obligations on platforms with respect to product and user safety and intellectual property, for example, and to restrict the scope of intermediary liability protections or roll back safe harbors that are available to online platforms that host third-party content. These evolving laws and regulations, including regulatory and court interpretations of them, may subject us to legal and financial exposure, and may require us to implement costly compliance measures, restrict sellers’ ability to ship into certain jurisdictions, modify our products and services, or change how and/or where we operate our business. They also could impose requirements that our sellers find difficult or impossible to meet, which in turn, could drive sellers away from our platform or require us to refuse service to them.
Our payments systems are also subject to complex and evolving financial regulations and obligations. We act as a regulated payment institution in the European Economic Area through our subsidiary Etsy Payments Ireland Limited, we are registered as a payments services provider in Canada through our subsidiary Etsy Canada Limited, and we may in the future apply for registration or licensure in additional jurisdictions. Each authorization subjects us to additional regulation, compliance burdens, and oversight. Further, through our agreements and arrangements with our third-party payments service providers, we are subject to evolving rules and requirements, like the Visa and Mastercard network rules and Payment Card Industry Data Security Standard, rules governing electronic funds transfers, and various fee arrangements, all of which are subject to change in ways that may adversely affect our business.
If we, our sellers, or our third-party service providers fail to comply with applicable legal, regulatory, licensure, registration, contractual, or other requirements, including judicial and regulatory interpretations of those requirements, we could face substantial fines, liabilities, litigation, enforcement actions, reputational damage, and/or be forced to substantially change, curtail, or suspend our services or features in key markets. We and our sellers could similarly be harmed by changes to rules and regulations that affect our business, or changes to the rules and fees imposed by our third-party payment partners or payment card providers. Additionally, compliance with these evolving regimes may require significant investment of resources, necessitate changes to our business model and offerings, reduce the attractiveness of our platforms for buyers and sellers, increase our costs, or make our business less profitable.
We may be subject to intellectual property and similar claims, which, even if meritless, could be extremely costly to defend, damage our brands, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Technology companies are frequently subject to litigation based on allegations of infringement and other violations of intellectual property rights, rights of publicity, and similar rights. We regularly receive claims that we have infringed, misappropriated, or misused others’ intellectual property and other rights in the operation of our marketplaces and business. Third parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. We also regularly receive claims alleging that we are liable, either directly, indirectly, or vicariously, for alleged infringement by sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property and similar rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims.
Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their actual and alleged intellectual property rights. Any claims successfully brought directly against us, or implicating us as part of an action against third parties, such as our sellers or service providers, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We have been and might in the future be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we could be forced to limit our services and may be unable to compete effectively. Any of these results could harm our business.
We are subject to the terms of open source licenses because our platforms incorporate, and we contribute to, certain open source software, potentially impairing our ability to adequately protect some of our intellectual property.
The software powering parts of our platforms incorporates certain software that is covered by open source licenses. In addition, we contribute source code to open source software projects and release internal software projects under open source licenses, and we anticipate doing so in the future. The terms of many open source licenses that we and others in the internet and technology industries rely on have been interpreted in only a few court decisions, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplaces. Under certain open source licenses, if certain conditions are met, we could be required to publicly release portions of the source code or make certain software available under open source licenses.
To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of the impacted software. In addition, the use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software also presents additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platforms, and patches or fixes may not be consistently or quickly available, as they may be subject to the continued community engagement in a particular open source project. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third-party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.
If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2025, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2025 and February 13, 2026, our common stock’s daily closing price on Nasdaq or NYSE, as applicable, has ranged from a low of $40.80 to a high of $75.56. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible senior notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
We may issue additional common stock, convertible securities, or other equity in the future, including as a result of conversion of the outstanding Notes. New investors in such issuances could also receive rights senior to those of current stockholders. We also issue common stock to our employees, directors, and certain other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended December 31, 2025, holders of the Notes are not eligible to convert their Notes during the first quarter of 2026. If the Notes are eligible for conversion and one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt ” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible senior notes. On October 30, 2024, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock. On December 16, 2025, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to an additional $750 million of our common stock. Approximately $1.0 billion remained available for repurchases under the approved programs as of December 31, 2025. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
We use processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks. We also employ a range of tools and services, including network monitoring, vulnerability assessments, and tabletop exercises to inform our risk identification and assessment processes. To identify and assess cybersecurity threats, we evaluate information from a variety of sources, including internal monitoring and, where applicable, external threat intelligence (including advisories and information from governmental, public, and private sources), as well as findings from security testing and observed cybersecurity incidents. We maintain an incident response plan that outlines the activities we take to respond to, remediate, and resolve any cybersecurity incidents, which include processes designed to triage, assess the severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with relevant legal obligations. Additionally, we conduct cybersecurity awareness and sensitive information protection training for our employees, and we periodically test the effectiveness of our training and policies through simulations, which may include simulated phishing emails and tabletop exercises.
We apply similar processes, technologies, and controls to assess, identify, and manage cybersecurity risks associated with third-party suppliers. In addition, cybersecurity considerations affect the selection and oversight of our third-party suppliers. We perform diligence on critical third-party suppliers that have access to our systems and data and to facilities that house critical third-party systems or data, and we monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require third-parties that we have identified as parties that could introduce significant cybersecurity risk to agree by contract to manage their cybersecurity risks based on accepted industry standards and/or to agree to be subject to cybersecurity audits conducted by our agents, which we conduct as we deem appropriate.
We engage third-parties to conduct information security testing, including penetration testing, on our systems including our credit card payments infrastructure. We also maintain a vulnerability identification and reporting process designed to encourage the responsible reporting of potential security vulnerabilities, which may include engagement with external security researchers. In addition, our information security program is subject to periodic self-assessments that measure the maturity of our program in a manner aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
To identify and assess material risks from cybersecurity threats, using our enterprise risk management framework, we consider cybersecurity risks as part of our overall risk assessment and risk management process. Our information security team serves as a first line of defense, including managing cyber risk strategy execution and owning the day-to-day management of these risks. Our enterprise risk management program serves as a second line of defense, bringing holistic risk oversight and serving as a partner to the business to help first line teams strategically manage risk. Our enterprise risk management function also establishes a risk and governance framework to help identify, prioritize and optimize risk-reward decisions. Certain risks identified by our enterprise risk management function, including cybersecurity risks, are monitored by our Risk Steering Committee, a senior management level committee that includes our executive officers. The Risk Steering Committee’s review of these risks in turn informs the risk management updates provided to the Risk Oversight Committee of our Board of Directors. Additionally, Internal Audit will annually review certain aspects of our cybersecurity program and the related Internal Controls, and our external auditor will test relevant controls around our cybersecurity program and incident reporting. We also do external testing, and conduct annual NIST Cybersecurity Framework audits utilizing external assessors.
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
Cybersecurity Governance
Our Board of Directors and our Risk Oversight Committee are actively engaged in the oversight of our information security program. Our Risk Oversight Committee assists our Board of Directors with its oversight of Etsy’s management of risk exposures, including oversight of technology and information security related risks, as well as oversight of management’s processes for effectively monitoring and mitigating risk. One of the members of our Risk Oversight Committee holds a Certificate in Cyber-Risk Oversight from Carnegie Mellon University and a Certificate from the NYU Law – Nasdaq Center for Board Excellence Cyber Scholar Program.
Our management has general responsibility for day-to-day implementation of our information technology, cybersecurity, and privacy strategies and policies, including deployment and use of security tools, applications, and annual employee training. Role or project specific employee training, as well as other training, may occur more frequently than annually, as needed. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are typically led by our Chief Product and Technology Officer (“CPTO”), who is assisted by our Chief Information Security Officer (“CISO”). Our CISO, CPTO, and our Risk Steering Committee are informed about and oversee the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
Our CPTO previously served as Chief Technology & Product Officer at Depop, where he successfully scaled the technology team to support rapid growth and transformed the customer experience to one that is driven by strong machine learning capabilities. Prior to Depop, our CPTO spent nearly 10 years at Etsy, where he led engineering teams during periods of significant growth and transformation across a wide range of critical areas, including ads, marketing technology, seller experience, trust and safety, localization and translation, and data engineering. Earlier in his career, our CPTO was the Principal Engineer at IDology and worked as a consultant at a number of firms building custom applications. He has authored numerous articles, papers, and books on Web development.
Our CISO is primarily responsible for cybersecurity and risk-related matters, with assistance from our Senior Director of Information Security. Our CISO has nearly twenty years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and secure architecture and design, as well as several relevant degrees and certifications, including a Bachelors of Science in Computer Engineering from the University of Denver. Our CISO previously held certifications include ISC2 Certified Information Systems Security Professional, EC-Council Certified Chief Information Security Officer, IAPP Certified Information Privacy Technologist, and ISACA Certified Data Privacy Solutions Engineer.
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

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Etsy’s Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “ETSY” since October 13, 2025. Our common stock was listed on the Nasdaq Global Select Market under the symbol “ETSY” from April 16, 2015 to October 10, 2025. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 13, 2026, there were approximately 685 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our common stock during the three months ended December 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
October 1 - 31	491	$70.40	491	$321,897
November 1 - 30	800	57.19	800	276,160
December 1 - 31	970	54.53	970	973,201
Total	2,261		2,261
(1)    Average price paid per share excludes broker commissions and excise tax.
(2)    In October 2024, our Board of Directors approved a stock repurchase program that authorizes repurchases of up to $1 billion of our common stock. The table also reflects the authorization, in December 2025, of a new stock repurchase program that authorizes repurchases of up to an additional $750 million of our common stock. These stock repurchase programs have no expiration date.
(3)    These shares were purchased pursuant to a 10b5-1 trading plan. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.

Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025, of the cumulative total returns for our common stock, the Russell 1000 Index, and the S&P SmallCap 600 Index. The graph assumes $100 was invested at the market close on December 31, 2020 in the common stock of Etsy, Inc. Such returns are based on historical results and are not intended to suggest future performance. The Russell 1000 Index and S&P SmallCap 600 Index assume reinvestment of any dividends.

COMPARISON 5 YEAR CUMULATIVE TOTAL RETURN
Among Etsy, Inc., the Russell 1000 Index, and the S&P SmallCap 600 Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Etsy, Inc.
Russell 1000 Index
S&P SmallCap 600 Index

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, and our plans and strategy for our business, performance, and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” We have omitted discussion of 2023 results and year-to-year comparisons of 2024 and 2023 where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of creative entrepreneurs with buyers around the world.
The Etsy marketplace is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values. We also operate Depop Limited (“Depop”), a leading fashion resale marketplace acquired in 2021.
On February 15, 2026 Etsy and eBay Inc. (“eBay”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) for eBay to purchase Depop, for $1.2 billion in cash, subject to certain adjustments as set forth in the Purchase Agreement. The sale is currently expected to close in the second quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement. Etsy will continue to own and operate Depop through such time as the transaction is completed, with Depop’s financial results classified as discontinued operations on Etsy’s consolidated financial statements for both current and prior periods beginning in the first quarter of fiscal year 2026. In keeping with our current capital allocation approach, Etsy plans to utilize the proceeds from this transaction for general corporate purposes, continued share repurchases, and investment in the Etsy marketplace.
On June 2, 2025, we completed the sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace, and on August 10, 2023, we completed the sale of the parent holding company of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. The results of Reverb, until its sale on June 2, 2025, and Elo7, through its sale on August 10, 2023, are included in all financial results and other metrics discussed in this report, unless otherwise noted.
We generate revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services, which primarily include on-site advertising and shipping labels.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). We provide Etsy marketplace standalone information in certain instances where particularly relevant. See “Non-GAAP Financial Measures” for more information regarding our use of Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow, and reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.

Our financial measures and key operating metrics are (in thousands, except percentages):

	Year Ended December 31,		% (Decline) / Growth Y/Y
	2025	2024
GMS (1)(2)	$11,916,900	$12,586,952	(5.3)%
Revenue	$2,883,501	$2,808,332	2.7%
Revenue take rate (3)	24.2%	22.3%	190	bps
Marketplace revenue	$2,007,164	$2,020,744	(0.7)%
Services revenue	$876,337	$787,588	11.3%
Gross profit	$2,065,701	$2,033,778	1.6%
Operating expenses	$1,799,491	$1,653,570	8.8%
Net income	$162,982	$303,281	(46.3)%
Net income margin	5.7%	10.8%	(510)	bps
Adjusted EBITDA (Non-GAAP)	$734,511	$781,538	(6.0)%
Adjusted EBITDA margin (Non-GAAP)	25.5%	27.8%	(230)	bps
Net cash provided by operating activities	$693,414	$752,469	(7.8)%
Free cash flow (Non-GAAP) (1)	$638,750	$708,971	(9.9)%

Active sellers (1)(4)	8,762	8,134	7.7%
Active buyers (1)(5)	93,539	95,459	(2.0)%
(1)Unaudited.
(2)Gross merchandise sales (“GMS”) for 2025 includes Etsy marketplace GMS of $10,460.7 million, Depop GMS of $1,074.9 million, and Reverb GMS of $381.3 million. GMS is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. GMS does not represent revenue earned by us.
(3)Revenue take rate is revenue divided by GMS.
(4)Active sellers includes Etsy marketplace active sellers of 5.6 million as of December 31, 2025. Reverb active sellers are reflected in 2024 and excluded from 2025 following the completion of its sale. An active seller is a seller who has had a charge or sale in the last 12 months. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor, and from time to time adjust, the criteria for disqualifying a seller as an active seller.
(5)Active buyers includes Etsy marketplace active buyers of 86.5 million as of December 31, 2025. Reverb active buyers are reflected in 2024 and excluded from 2025 following the completion of its sale. An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces.
We disclose key operating metrics because they provide meaningful insight into the performance and health of our business. GMS, active sellers, and active buyers each reflect core drivers of our business—seller success, buyer engagement, and the overall scale of our platforms. We believe these measures help investors and management evaluate our growth potential and the underlying strength of our marketplace.
GMS
GMS decreased $670.1 million to $11,916.9 million in 2025 compared to $12,587.0 million in 2024. The approximately 5% decline in GMS compared to 2024 was primarily driven by the sale of Reverb on June 2, 2025 and a decrease in Etsy marketplace GMS, partially offset by an increase in GMS for the Depop marketplace. Etsy marketplace GMS declined year-over-year, reflecting a dynamic macroeconomic environment, including ongoing pressure on consumer discretionary spending and evolving buyer behavior. While these headwinds persisted, improvements across our customer experience and marketing initiatives supported better momentum in the second half of the year, with quarterly year-over-year comparisons improving sequentially and the fourth quarter returning to slight growth year-over-year. The Etsy marketplace GMS per active buyer on a trailing twelve month basis declined 0.5% year-over-year to $121, along with a year-over-year decline of 3.4% for active buyers on the Etsy marketplace, to 86.5 million.

U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S., net of refunds is referred to as non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Year Ended December 31,
	2025	2024
Percent U.S. Buyer GMS - Consolidated	75%	74%
Percent U.S. Buyer GMS - Etsy marketplace	74%	74%
There is considerable uncertainty regarding the evolving tariff landscape, how recent changes to de minimis exemptions may play out, and the impact higher tariffs might have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part I, Item 1A, “Risk Factors - Growing the Etsy marketplace globally is part of our strategy, and our business could be harmed by the continued imposition of barriers to international trade.” for further detail.
Currency-Neutral GMS
We calculate currency-neutral GMS by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS decline for the periods presented below are as follows:

Year-to-Date Period Ended	As Reported	Currency-Neutral	FX Impact
December 31, 2025	(5.3)%	(5.8)%	0.5%
December 31, 2024	(4.4)%	(4.5)%	0.1%
Results of Operations
Comparison of 2025 and 2024
Revenue
Our revenue is diversified and generated from a mix of marketplace activities and other optional services we provide primarily to sellers to help them generate more sales and scale their businesses. Marketplace revenue is primarily comprised of the fees a seller pays for marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees. Services revenue is primarily comprised of the fees a marketplace seller pays us for our optional services, including on-site advertising and shipping labels.

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Revenue:
Marketplace	$2,007,164	$2,020,744	$(13,580)	(0.7)%
Percentage of total revenue	69.6%	72.0%
Services	$876,337	$787,588	$88,749	11.3%
Percentage of total revenue	30.4%	28.0%
Total revenue	$2,883,501	$2,808,332	$75,169	2.7%
Total revenue increased primarily due to an increase in services revenue, partially offset by a decrease in marketplace revenue.
Services revenue increased primarily due to a $62.2 million increase in advertising revenue, largely driven by an increase in average price per click on Etsy Ads.
Marketplace revenue decreased primarily due to a $47.1 million decrease related to the sale of the Reverb marketplace on June 2, 2025 and a decrease of $16.8 million in transaction fee revenue, which was driven by a decline in Etsy marketplace GMS partially offset by an increase in Depop GMS. These decreases were partially offset by an increase in payments revenue of $27.0 million, primarily related to an increase in Depop GMS and a $18.4 million increase in Etsy marketplace seller set-up fee revenue.

Costs and Operating Expenses
We include employee compensation-related expenses, including stock-based compensation expense, in the applicable operating expense category based on the respective recipient’s function. Product development employee compensation-related expenses are presented net of costs capitalized for website and app development. We also include restructuring and other exit costs in the applicable operating expense category of the impacted function.
There were 2,375 total employees worldwide on December 31, 2025, including approximately 475 Depop employees. This is compared with approximately 2,400 total employees worldwide on December 31, 2024, including approximately 400 Depop employees and 180 Reverb employees.
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

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Cost of revenue	$817,800	$774,554	$43,246	5.6%
Percentage of total revenue	28.4%	27.6%
The increase in cost of revenue was driven by an increase in cost of refunds, cloud-related hosting and bandwidth costs, and, to a lesser extent, Etsy Insider loyalty program costs, which launched in beta form in the third quarter of 2024. These increases are partially offset by the sale of Reverb on June 2, 2025 and a net decrease in payments processing fees driven by a net GMS decrease and cost optimization efforts.
Marketing
Marketing expenses primarily consist of performance marketing and television ad and digital video expenses. Performance marketing primarily consists of paid digital marketing which is focused on buyer acquisition and retargeting. To a lesser extent, marketing expenses also include brand marketing, as well as our owned marketing channels. Marketing expenses also include amortization expense related to acquired customer relationships and trademark intangible assets. We track “Paid GMS” for the Etsy marketplace and define it as Etsy marketplace GMS that is attributable to our performance marketing efforts, which excludes most of our marketing investments focused on brand awareness like TV and digital video ads.

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Marketing	$914,830	$856,565	$58,265	6.8%
Percentage of total revenue	31.7%	30.5%
Marketing expenses increased primarily due to an increase in performance marketing, as we continued to invest in efficient channels and regions with positive return on investment. This increase was partially offset by the sale of Reverb on June 2, 2025 and a decrease in brand marketing spend, although brand marketing investment increased at Depop. Paid GMS was 24% of overall GMS for 2025 compared to 21% for 2024.
Product development

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Product development	$450,192	$443,056	$7,136	1.6%
Percentage of total revenue	15.6%	15.8%
Product development expenses increased primarily due to increased employee compensation-related expenses. This increase was partially offset by the sale of Reverb on June 2, 2025 and an increase in the amount of employee-related costs capitalized as a result of several larger projects.

General and administrative
General and administrative expenses include costs associated with the use of facilities and equipment, including depreciation and amortization and office related expenses, professional services expenses, digital services tax, bad debt expense, and non-income tax items.

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$332,766	$353,949	$(21,183)	(6.0)%
Percentage of total revenue	11.5%	12.6%
General and administrative expenses decreased, primarily due to a decrease in stock-based compensation, including a decrease in performance-based restricted stock units, and the sale of Reverb on June 2, 2025. Additionally, general and administrative expenses decreased due to retroactive non-income tax expense related to the digital services tax (“DST”) legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022 and recorded in 2024, as well as net favorable non-income tax items. These decreases were partially offset by an increase in employee compensation-related expenses.
As part of ongoing trade negotiations between Canada and the United States, the Canadian government may formally repeal its DST legislation, which, if rescinded, would result in the reversal of DST expense recorded in prior periods.
Asset impairment charges

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Asset impairment charges	$101,703	$—	$101,703	NM
Percentage of total revenue	3.5%	—%
Asset impairment charge was $101.7 million in 2025 related to the impairment of the goodwill of Reverb. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” for more information.
Other (Expense) Income
Interest expense consists primarily of amortization of debt issuance costs and coupon interest expense related to our convertible senior notes. Interest expense also includes interest associated with the portion of our Brooklyn headquarters lease which is accounted for as a finance lease. Interest and other income is primarily comprised of interest income from our investment accounts.

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Other (expense) income:
Interest expense	$(18,509)	$(13,806)	$(4,703)	34.1%
Interest and other income	44,489	30,982	13,507	43.6%
Foreign exchange (loss) gain	(40,428)	13,391	(53,819)	(401.9)%
Loss on sale of business	(5,097)	—	(5,097)	NM
Other (expense) income	$(19,545)	$30,567	$(50,112)	(163.9)%
Percentage of total revenue	(0.7)%	1.1%
Other expense in 2025 decreased from other income in 2024, primarily driven by changes in exchange rates that negatively impacted our non-functional currency cash and intercompany balances, which resulted in a loss for 2025 as compared to a gain for 2024.

Provision for Income Taxes
Our provision for income taxes represents the estimated amount of federal, state, and foreign income taxes incurred in the U.S. and the other jurisdictions in which we operate. The provision includes the effect of uncertain tax position reserves and changes to reserves as well as the related net interest and penalties.
For additional information, including a reconciliation of the U.S. federal statutory rate to our effective tax rate, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 3—Income Taxes.”

	Year Ended December 31,		Change Y/Y
(in thousands, except percentages)	2025	2024	$	%
Provision for income taxes	$(83,683)	$(107,494)	$23,811	(22.2)%
Percentage of total revenue	(2.9)%	(3.8)%
The primary drivers of our income tax provision for 2025 were tax expense on income before income taxes, excluding the non-deductible impairment charge and current year losses before income tax in jurisdictions with a full valuation allowance, and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant, partially offset by a tax benefit related to research and development tax credits.
The primary drivers of our income tax provision for 2024 were tax expense on income before income taxes and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charge; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; restructuring and other exit costs; and retroactive non-income tax expense. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not consider stock-based compensation expense and related payroll taxes, which has been, and for the foreseeable future is expected to continue to be, a significant recurring expense and an important part of how we attract, reward, and retain employees;
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
Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net income, net income margin, revenue, and our other GAAP results.
The following table reflects the reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for each of the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Net income	$162,982	$303,281
Excluding:
Stock-based compensation expense and related payroll taxes (1)	252,986	282,847
Depreciation and amortization	101,845	108,074
Provision for income taxes	83,683	107,494
Interest and other non-operating income, net	(23,940)	(17,176)
Foreign exchange loss (gain)	40,428	(13,391)
Asset impairment charge	101,703	—
Acquisition, divestiture, and corporate structure-related expenses	7,156	1,478
Loss on sale of business	5,097	—
Restructuring and other exit costs	2,571	2,807
Retroactive non-income tax expense (2)	—	6,124
Adjusted EBITDA	$734,511	$781,538
Divided by
Revenue	$2,883,501	$2,808,332
Adjusted EBITDA margin	25.5%	27.8%
(1)Beginning in the first quarter of 2025, we excluded payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. Additionally, these taxes fluctuate with settlements and exercises of stock-based compensation awards, our stock price, and other factors that are beyond our control, and therefore we believe they are not reflective of our ongoing business operations or the underlying trends in our business. Management does not consider these taxes when evaluating the performance of our business or making operating plans. We believe excluding this expense from Adjusted EBITDA provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. We did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In 2024, payroll tax expense related to stock-based compensation was $6.0 million.
(2)Retroactive non-income tax expense related to the digital services tax legislation in Canada, which was enacted on June 28, 2024 retroactive to January 1, 2022.
Free cash flow
Free cash flow represents our net cash provided by operating activities, reduced by purchases of property and equipment and website and app development that are included in cash flows from investing activities. Below is a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

We believe that free cash flow, which measures our ability to generate cash from our business operations, is an important financial measure for use in evaluating our financial performance. Free cash flow has limitations as an analytical tool, as it omits certain components of the Consolidated Statements of Cash Flows and does not represent the residual cash flow available for discretionary expenditures. Other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure. As a result of these limitations, free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. We believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows.
The following table reflects the reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$693,414	$752,469
Purchases of property and equipment	(15,386)	(14,208)
Website and app development	(39,278)	(29,290)
Free cash flow	$638,750	$708,971
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.6 billion as of December 31, 2025. Additionally, we have $134.4 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). As of December 31, 2025, we had net working capital of $597.4 million and in 2025, we had positive operating cash flows of $693.4 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of December 31, 2025, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We expect to continue to generate net positive operating cash flow, and the cash we generate from our core operations enables us to fund ongoing operations including investing in the areas outlined in Part I, Item 1, “Business—Overview—Core Business Drivers.”
We also have the ability to draw down on the 2023 Credit Agreement. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for more information on the 2023 Credit Agreement.

Material Cash Requirements
Our cash commitments as of December 31, 2025 were as follows (in thousands):

	Total	Short-Term	Long-Term
Debt obligations (1)	$2,999,887	$649,887	$2,350,000
Interest payments (1)	40,188	11,125	29,063
Finance lease obligations (2)	141,272	5,394	135,878
Operating lease obligations (3)	55,650	3,726	51,924
Purchase obligations (4)	783,645	173,170	610,475
Total cash commitments	$4,020,642	$843,302	$3,177,340
(1)Debt obligations consist of convertible senior notes, which mature from 2026 through 2030, unless earlier converted or repurchased. Based on the terms of each series of convertible senior notes, when a conversion notice is received, we have the option to pay by delivery of cash, shares of our common stock, or a combination thereof. Interest payments consist of interest due in connection with our convertible senior notes. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12—Debt” for additional information.
(2)Finance lease obligations consist of a portion of the lease on our headquarter office located in Brooklyn, New York, and include imputed interest and rent concessions. The table above does not reflect tenant improvement allowances.
(3)Operating lease obligations consist of obligations under non-cancelable operating leases, including a portion of our headquarter office located in Brooklyn, New York and for a majority of our other office locations, and include imputed interest and rent concessions. The table above does not reflect tenant improvement allowances.
(4)Purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. For agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included in the table above were limited to the non-cancelable portion of the agreement terms and where applicable the minimum cancellation fees, which are only included to the extent that they further reduce minimum commitments. Since this disclosure only includes minimum commitments, actual spend may vary from the amount disclosed.
In addition, we have uncertain tax positions of $55.7 million and non-income tax related contingency reserves of $32.2 million on our Consolidated Balance Sheet as of December 31, 2025. These amounts are not reflected in the table above as the ultimate resolution and timing are uncertain.
In October 2024, the Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $1 billion of our common stock. In December 2025, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $750 million of our common stock. As of December 31, 2025, the amount remaining available for repurchases under the approved plans was $973.2 million.
We believe that our existing cash and cash equivalents and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flows from operations, and amounts available for borrowing from our 2023 Credit Agreement or other financings. While these beliefs are based on our current expectations and assumptions, in light of current macroeconomic conditions, our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report.
Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$693,414	$752,469
Investing activities	32,081	(53,101)
Financing activities	(169,875)	(787,168)
Net Cash Provided by Operating Activities
Our cash flows from operations are largely dependent on revenue generation and net income, as well as working capital movements and non-cash items. Non-cash working capital at any specific point in time is subject to many variables, including variability in the timing of cash receipts and payments (including payment of taxes), and vendor payment terms. The decrease in 2025 of $59.1 million, compared to the same period in 2024, was primarily due to a

$80.4 million decrease in the change in working capital less cash, partially offset by an increase of $21.4 million in net income, excluding non-cash items.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities results from purchases and maturities of investments and capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives, and any proceeds from sale of business. The increase in 2025 of $85.2 million, compared to the same period in 2024, was primarily due to the proceeds from the sale of Reverb, net of cash, offset in part by investments in website and app development.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash inflows from the issuance of convertible senior notes and cash outflows from stock repurchases and payment of tax obligations on vested equity awards. The decrease in 2025 of $617.3 million, compared to the same period in 2024, was primarily due to the issuance of the 2025 Notes, offset in part by the increase in stock repurchases.
Critical Accounting Estimates and Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. Our critical accounting estimates are those that involve a significant level of subjectivity and judgment, and for which changes in the estimates could have a material effect on our financial condition or results of operations, as discussed below. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical factors on our results of operations, cash flows, and financial position. We believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Our actual results could differ from these estimates. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies” for further information on our critical accounting policies.
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
During the first quarter of 2025, we recorded a non-cash goodwill impairment charge of $101.7 million related to the Reverb reporting unit. We sold Reverb in the second quarter of 2025. No impairment charges were recorded within our Etsy reporting unit as of our annual impairment test in the fourth quarter of 2025 and no indication of goodwill impairment was identified in 2024 or 2023. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6—Goodwill and Intangible Assets” and “Note 5—Sale of Business” for further information.
As of December 31, 2025, valuation of goodwill is not considered a critical accounting estimate, as it is no longer reasonably likely for changes in the underlying assumptions to have a material impact on our financial condition or results of operations.
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
Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data—Note 1—Basis of Presentation and Summary of Significant Accounting Policies ” for information regarding recently adopted and recently issued accounting pronouncements.
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
For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced in the near term. An adverse 10% change in foreign currency exchange rates would have resulted in a decrease to revenue of $117.1 million or approximately 4.1% of total revenue for 2025. Additionally, a 10% adverse change in foreign currency exchange rates would result in a currency exchange loss of $9.1 million based on balance sheet balances as of December 31, 2025. This compares to a revenue decrease of $113.7 million or approximately 4.0% of total revenue for 2024 and currency exchange loss of $30.7 million based on the same analysis performed on balance sheet balances as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Etsy, Inc.
Index to the Consolidated Financial Statements

64	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
66	Consolidated Balance Sheets
67	Consolidated Statements of Operations
68	Consolidated Statements of Comprehensive Income
69	Consolidated Statements of Changes in Stockholders’ Deficit
70	Consolidated Statements of Cash Flows
72	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Etsy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Etsy, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Revenue Recognition - Etsy Marketplace and Services Revenue
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue was $2,884 million for the year ended December 31, 2025, of which a significant portion relates to revenue for Etsy marketplace and services. The Company generates revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services, which primarily include on-site advertising and shipping labels. Revenues are primarily recognized as the Company transfers control of promised goods or services to sellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For marketplace revenue, as members of the Etsy marketplace, Etsy sellers receive the benefit of marketplace activities, including listing items for sale, completing sales transactions, and payments processing, which represents a single stand-ready performance obligation. Services revenue is derived from optional services offered to Etsy marketplace sellers, which primarily include on-site advertising and shipping labels. Each service represents an individual obligation that the Company must perform when a seller chooses to use the service.
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
February 19, 2026

We have served as the Company’s auditor since 2012.

Etsy, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,395,836	$811,178
Short-term investments	224,088	228,322
Accounts receivable, net	8,690	8,702
Prepaid and other current assets	127,367	89,931
Funds receivable and seller accounts	205,002	189,558
Total current assets	1,960,983	1,327,691
Restricted cash	8,524	—
Property and equipment, net	229,197	236,706
Goodwill	38,067	137,089
Intangible assets, net	297,352	413,898
Deferred tax assets	119,310	145,630
Long-term investments	134,376	111,725
Other assets	39,445	45,043
Total assets	$2,827,254	$2,417,782
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$28,810	$25,979
Accrued expenses	393,015	374,947
Short-term debt, net	649,008	—
Funds payable and amounts due to sellers	205,002	189,558
Deferred revenue	27,049	19,213
Other current liabilities	60,735	55,416
Total current liabilities	1,363,619	665,113
Finance lease obligations—net of current portion	93,482	93,482
Deferred tax liabilities	8,808	7,957
Long-term debt, net	2,333,230	2,288,083
Other liabilities	126,210	122,013
Total liabilities	3,925,349	3,176,648
Commitments and contingencies (Note 13)
Stockholders' deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of December 31, 2025 and 2024; 97,031 and 108,540 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	97	109
Preferred stock ($0.001 par value, 25,000 shares authorized as of December 31, 2025 and 2024)	—	—
Additional paid-in capital	1,532,204	1,322,809
Accumulated deficit	(2,404,020)	(1,784,037)
Accumulated other comprehensive loss	(226,376)	(297,747)
Total stockholders' deficit	(1,098,095)	(758,866)
Total liabilities and stockholders’ deficit	$2,827,254	$2,417,782

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,883,501	$2,808,332	$2,748,377
Cost of revenue	817,800	774,554	828,675
Gross profit	2,065,701	2,033,778	1,919,702
Operating expenses:
Marketing	914,830	856,565	759,196
Product development	450,192	443,056	469,332
General and administrative	332,766	353,949	343,242
Asset impairment charges	101,703	—	68,091
Total operating expenses	1,799,491	1,653,570	1,639,861
Income from operations	266,210	380,208	279,841
Other (expense) income:
Interest expense	(18,509)	(13,806)	(14,042)
Interest and other income	44,489	30,982	35,999
Foreign exchange (loss) gain	(40,428)	13,391	(6,348)
Loss on sale of business	(5,097)	—	(2,630)
Total other (expense) income	(19,545)	30,567	12,979
Income before income taxes	246,665	410,775	292,820
(Provision) benefit for income taxes	(83,683)	(107,494)	14,748
Net income	$162,982	$303,281	$307,568
Net income per share attributable to common stockholders:
Basic	$1.59	$2.64	$2.51
Diluted	$1.39	$2.35	$2.24
Weighted average common shares outstanding:
Basic	102,356	114,944	122,503
Diluted	124,114	131,721	140,145

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$162,982	$303,281	$307,568
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $4,159, $0, and $0, respectively	70,951	(30,503)	44,977
Unrealized gains on investments, net of tax of $136, $72, and $574, respectively	420	226	1,770
Total other comprehensive income (loss)	71,371	(30,277)	46,747
Comprehensive income	$234,353	$273,004	$354,315

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2022	125,054	$125	$815,085	$(1,048,267)	$(314,217)	$(547,274)
Stock-based compensation (1)	46	—	300,687	—	—	300,687
Exercise of vested options	624	1	14,227	—	—	14,228
Settlement of capped call	(1,194)	(1)	34,224	(34,223)	—	—
Settlement of convertible senior notes, net of taxes	—	—	(1)	—	—	(1)
Vesting of restricted stock units, net of shares withheld	1,419	1	(83,196)	—	—	(83,195)
Stock repurchase	(6,880)	(7)	—	(582,468)	—	(582,475)
Other comprehensive income	—	—	—	—	46,747	46,747
Net income	—	—	—	307,568	—	307,568
Balance as of December 31, 2023	119,069	119	1,081,026	(1,357,390)	(267,470)	(543,715)
Stock-based compensation (1)	21	—	299,472	—	—	299,472
Exercise of vested options	158	—	3,907	—	—	3,907
Vesting of restricted stock units, net of shares withheld	1,493	2	(61,596)	—	—	(61,594)
Stock repurchase	(12,201)	(12)	—	(729,928)	—	(729,940)
Other comprehensive loss	—	—	—	—	(30,277)	(30,277)
Net income	—	—	—	303,281	—	303,281
Balance as of December 31, 2024	108,540	109	1,322,809	(1,784,037)	(297,747)	(758,866)
Stock-based compensation	—	—	266,977	—	—	266,977
Exercise of vested options	1,023	1	17,666	—	—	17,667
Vesting of restricted stock units, net of shares withheld	1,861	1	(75,248)	—	—	(75,247)
Stock repurchase	(14,393)	(14)	—	(782,965)	—	(782,979)
Other comprehensive income	—	—	—	—	71,371	71,371
Net income	—	—	—	162,982	—	162,982
Balance as of December 31, 2025	97,031	$97	$1,532,204	$(2,404,020)	$(226,376)	$(1,098,095)

(1) Includes the partial payment of Depop deferred consideration. See “Note 15—Stock-based Compensation” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$162,982	$303,281	$307,568
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	244,745	282,847	284,558
Depreciation and amortization expense	101,845	108,074	91,323
Provision for expected credit losses	9,006	11,950	19,634
Deferred provision (benefit) for income taxes	39,215	(14,445)	(50,086)
Asset impairment charges	101,703	—	68,091
Other non-cash expense (income), net	34,610	(18,962)	8,129
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	(10,034)	3,573	(16,066)
Funds receivable and seller accounts	(23,035)	69,093	(29,328)
Prepaid expenses and other current assets	(33,814)	39,317	(47,490)
Other assets	4,560	(1,381)	(2,409)
Accounts payable	2,496	(3,511)	2,582
Accrued and other current liabilities	27,660	34,240	34,439
Funds payable and amounts due to sellers	23,035	(69,093)	29,328
Deferred revenue	6,975	4,945	457
Other liabilities	1,465	2,541	4,783
Net cash provided by operating activities	693,414	752,469	705,513
Cash flows from investing activities
Purchases of property and equipment	(15,386)	(14,208)	(12,950)
Website and app development	(39,278)	(29,290)	(26,958)
Purchases of investments	(326,582)	(330,763)	(342,850)
Sales and maturities of investments	312,842	321,160	309,451
Proceeds from sale of business, net of cash	100,485	—	—
Net cash provided by (used in) investing activities	32,081	(53,101)	(73,307)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(75,220)	(61,588)	(83,441)
Repurchase of stock	(776,899)	(723,899)	(576,968)
Proceeds from exercise of stock options	17,667	3,907	14,228
Proceeds from issuance of convertible senior notes	700,000	—	—
Payment of debt issuance costs	(11,339)	—	—
Payments on finance lease obligations	(6,162)	(6,091)	(6,278)
Other financing, net	(17,922)	503	(4,074)
Net cash used in financing activities	(169,875)	(787,168)	(656,533)
Effect of exchange rate changes on cash	37,562	(15,345)	12,031
Net increase (decrease) in cash, cash equivalents, and restricted cash	593,182	(103,145)	(12,296)
Cash and cash equivalents at beginning of period	811,178	914,323	926,619
Cash, cash equivalents, and restricted cash at end of period	$1,404,360	$811,178	$914,323

Etsy, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Cash paid for interest	$12,235	$9,052	$9,315
Supplemental non-cash disclosures:
Stock-based compensation capitalized in website and app development	$22,232	$15,964	$15,381
Excise tax payable	$6,087	$6,041	$5,507
Lease assets obtained in exchange for new lease liabilities	$—	$5,472	$7,751
Deferred consideration (1)	$—	$1,413	$4,611
(1) See “Note 15—Stock-based Compensation” for more information on the settlement of deferred consideration.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$1,395,836	$811,178	$914,323
Restricted cash	8,524	—	—
Total cash and cash equivalents and restricted cash	$1,404,360	$811,178	$914,323

The accompanying notes are an integral part of these consolidated financial statements.

Etsy, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of creative entrepreneurs with buyers around the world. These marketplaces share a mission to “Keep Commerce Human,” which reflects the Company’s belief that creativity and connection set it apart in an increasingly automated world. Etsy sees lasting value in businesses that balance people, planet, and profit, and aligns its growth strategy with this principle—using its platform to foster entrepreneurship and sustainable economic impact. The Company’s primary marketplace, Etsy, is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values. The Company also operates Depop Limited (“Depop”), a leading fashion resale marketplace acquired in 2021. The Company generates revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services, which primarily include on-site advertising and shipping labels.
Basis of Consolidation
The consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On June 2, 2025, Etsy completed the sale of Reverb Holdings, Inc. (“Reverb”), its musical instrument marketplace, and on August 10, 2023, Etsy completed the sale of the parent holding company of Elo7 Serviços de Informática S.A. (“Elo7”), a Brazil-based marketplace for handmade and unique items. The financial results of Reverb and Elo7 have been included in Etsy’s consolidated financial statements until June 2, 2025 and through August 10, 2023, respectively. See “Note 5—Sale of Business” for more information.
Reclassifications
Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes; valuation of goodwill; and leases. As of December 31, 2025, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Variable fees include transaction fees and payments processing fees. Etsy marketplace sellers pay a 6.5% transaction fee for each completed transaction, inclusive of shipping fees charged. The Etsy marketplace charges sellers for Offsite Ads, whereby sellers pay a transaction fee of 12% or 15% of the value of a sale based on the seller’s volume of sales, if such sale is generated from an advertisement placed by Etsy on third-party internet platforms. The corresponding expense is recorded in marketing. Etsy marketplace sellers pay Etsy Payments processing fees, which typically vary between 3.0% and 6.5% of an item’s total sale price, including shipping, plus a flat fee per order that depends on the country in which a seller’s bank account is located, plus an additional transaction fee for foreign currency payments. The transaction fee, Offsite Ads transaction fee, and Etsy Payments processing fees are recognized when the corresponding transaction is consummated, and are recorded net of refunds.
Depop marketplace revenue is comprised of seller and buyer transaction fees and payments processing fees. In 2024, Depop removed seller transaction fees for sellers based in the U.K. and the U.S., and introduced a buyer fee for buyers based in those locations of up to 5% of the item purchase price, excluding taxes and shipping fees charged, plus a flat fee per order. Prior to 2024, all Depop sellers paid a 10% transaction fee for each completed transaction, regardless of the seller’s location. Seller and buyer transaction fees and payments processing fees are recognized when the transaction is consummated, and are recorded net of refunds.
Prior to its sale on June 2, 2025, Reverb marketplace revenue was comprised of seller transaction fees and payments processing fees, which were recognized when the transaction was consummated, and was recorded net of refunds. Reverb sellers paid a 5% transaction fee for each completed transaction, inclusive of shipping fees charged.
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
The Depop marketplace offers on-site advertising services and shipping labels services. Each service represents an individual obligation that Depop must perform when a seller chooses to use the service. Shipping label revenue is recorded net of refunds.
Prior to its sale on June 2, 2025, the Reverb marketplace offered on-site advertising services and shipping labels services. Each service represented an individual obligation that Reverb performed when a seller chose to use the service. Shipping label revenue was recorded net of refunds.

Etsy, Inc.
Notes to Consolidated Financial Statements
Contract balances: The Company primarily records deferred revenue when cash payments are received or due in advance of the completion of the four-month listing period on the Etsy marketplace, which represents the value of the Company’s unsatisfied performance obligations, unless the item is sold, at which time any remaining listing fee is recognized. The amount of revenue recognized in 2025 that was included in the deferred balance at January 1, 2025 was $19.2 million.
Advertising
Advertising expenses are recognized as incurred, with the exception of certain production expenses related to television and display advertising which are deferred until the first time an advertisement airs or is published. If such advertising is not expected to occur, costs are expensed immediately. Advertising expenses related to direct marketing, included in marketing expenses on the Consolidated Statements of Operations, were $790.9 million, $726.8 million, and $624.3 million in 2025, 2024, and 2023, respectively.
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
The requisite service period for employee RSUs is generally three or four years from the grant date. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longer of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.
Foreign Currency
The Company has determined that the functional currency for each of its foreign operations is the currency of the primary cash flow of the operations, which is generally the local currency in the jurisdiction in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in stockholders’ equity (deficit) as a component of other comprehensive income (loss). Transaction gains and losses are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statements of Operations.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
For the periods that have adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), all activity for all jurisdictions, including state and local, is included under category (8) “Changes in unrecognized tax benefit” within the effective tax rate reconciliation. Periods presented prior to the adoption of ASU 2023-09 have not been recast to reflect this presentation.
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
Restricted Cash
The Company classifies any cash balances that are legally restricted as to withdrawal or usage as restricted cash on the Consolidated Balance Sheets. The Company had restricted cash of $8.5 million as of December 31, 2025, primarily to comply with the Canada Retail Payment Activities Act. The Company had no restricted cash as of December 31, 2024.
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
Funds Receivable and Seller Accounts and Funds Payable and Amounts due to Sellers
The Company records funds receivable and seller accounts and funds payable and amounts due to sellers as current assets and liabilities, respectively, on the Consolidated Balance Sheets. Funds receivable and seller accounts represent amounts received or expected to be received from buyers via third-party credit card processors, which

Etsy, Inc.
Notes to Consolidated Financial Statements
flow through a bank account for payment to sellers. The amounts recorded to funds receivable and seller accounts is the same amount recorded to the funds payable and amounts due to sellers, the latter of which represents the total amount due to sellers, given the intent to use these funds to settle funds payable to sellers. For the Depop marketplace only, the amounts received from buyers which are owed to sellers is paid to the sellers at point of sale, and therefore no funds receivable and seller accounts and no funds payable and amounts due to sellers are recorded related to the Depop marketplace.
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization begin at the time assets are placed into service and are recognized using the straight-line method over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations.
Website and App Development Costs
Costs incurred to develop the Company’s website and app for internal-use are capitalized and amortized over the estimated useful life of the technology, and are included in property and equipment, net within the Consolidated Balance Sheets. Capitalization of costs to develop technology begins when website application and infrastructure development efforts commence, management has authorized and committed project funding, and it is probable that the project will be completed and the technology will be used as intended. Costs related to the planning or maintenance of the Company’s website and app are expensed as incurred. If an asset is not expected to provide any future use, the asset is retired and any unamortized cost is expensed.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the assets acquired in a business combination, net of liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. Following the sales of Reverb and Elo7 in the second quarter of 2025 and the third quarter of 2023, respectively, management has determined that the Company has two operating segments, Etsy and Depop, and each operating segment is determined to be a reporting unit.
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
Leases
The Company’s lease arrangements principally include real estate. At lease commencement, the Company evaluates whether an arrangement is or contains a lease, and, if yes, whether the arrangement is a finance or operating lease, and accounts for it accordingly. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment,

Etsy, Inc.
Notes to Consolidated Financial Statements
net, other current liabilities, and finance lease obligations—net of current portion on the Company’s Consolidated Balance Sheets.
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
The Company has elected to combine lease and non-lease components as a single lease component. The lease expense is recognized over the expected term on a straight-line basis.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During 2023, the Company impaired property and equipment and finite-lived intangible assets of its Elo7 reporting unit in full. The Company did not recognize any long-lived asset impairment charges in 2025 and 2024. See “Note 6—Goodwill and Intangible Assets” and “Note 9—Property and Equipment” for further information.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which expands income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, and can be applied on a prospective basis, although retrospective application to all periods presented is permitted. The Company adopted this standard in the fourth quarter of 2025 on a prospective basis. Refer to “Note 3—Income Taxes" for the additional disclosures required per this standard.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments that clarify guidance, correct errors, and make other minor improvements to the FASB Accounting Standards Codification. The amendments are effective for interim and annual reporting periods beginning after December 15, 2026, and are to be applied either prospectively or retrospectively, depending on the specific guidance amended. Early adoption is permitted, including on an issue-by-issue basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Etsy, Inc.
Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and applicability of the interim reporting guidance in Topic 270 and improves the navigability of the interim disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2027, and are to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company plans to adopt this standard in the first quarter of 2026 on a prospective basis. The adoption is not expected to have a material effect on the Company’s financial position or results of operations.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and can be applied either on a prospective or retrospective basis. The Company plans to adopt this standard in the first quarter of 2026 on a prospective basis. The adoption is not expected to have a material effect on the Company’s financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The primary objective is to disclose disaggregated information about specific categories underlying certain income statement expense line items for both annual and interim periods in a tabular format. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and can be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 2—Revenue
The following table summarizes revenue disaggregated by Marketplace revenue and optional Services revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Marketplace revenue	$2,007,164	$2,020,744	$1,997,190
Services revenue	876,337	787,588	751,187
Revenue	$2,883,501	$2,808,332	$2,748,377
Note 3—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$132,455	$189,734	$167,924
International	114,210	221,041	124,896
Income before income taxes	$246,665	$410,775	$292,820
The income tax provision (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$6,211	$73,298	$13,737
U.S. State	11,262	18,170	(5,642)
International	26,995	30,472	27,243
Total current	44,468	121,940	35,338
Deferred:
U.S. Federal	30,461	(10,877)	(20,925)
U.S. State	5,309	1,437	5,176
International	3,445	(5,006)	(34,337)
Total deferred	39,215	(14,446)	(50,086)
Total income tax provision (benefit)	$83,683	$107,494	$(14,748)

Etsy, Inc.
Notes to Consolidated Financial Statements
Below is a reconciliation of the income tax provision (benefit) at the U.S. federal statutory income tax rate to the Company’s total income tax provision (benefit) pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal statutory tax rate	$51,799	21.0%
(1) State and local income taxes, net of federal income tax effect (a)	6,155	2.5
(2) Foreign tax effects
Ireland
Foreign rate differential	(15,155)	(6.1)
Pillar Two top-up taxes	4,712	1.9
Other	(243)	(0.1)
United Kingdom
Foreign rate differential	(3,278)	(1.3)
Valuation allowance	21,164	8.6
Tax deficiencies from stock-based compensation	1,834	0.7
Stock-based compensation	(3,935)	(1.6)
Other	1,522	0.6
Other foreign jurisdictions	(164)	(0.1)
(3) Enactment of new tax laws	—	—
(4) Effect of cross-border tax laws
U.S. Tax on foreign earnings net of tax credits	6,630	2.7
Foreign derived income deduction	(1,274)	(0.5)
(5) Tax credits
Research and development tax credits	(17,155)	(7.0)
Other	(184)	(0.1)
(6) Valuation allowances	37,571	15.2
(7) Nontaxable or nondeductible items
Tax deficiencies from stock-based compensation	12,078	4.9
Non-deductible compensation	1,634	0.7
Foreign stock-based compensation	6,624	2.7
Financing interest	(12,818)	(5.2)
Goodwill impairment	21,358	8.7
Capital loss	(37,411)	(15.2)
Other	1,730	0.7
(8) Changes in unrecognized tax benefits	1,220	0.5
(9) Other adjustments	(731)	(0.3)
Effective tax rate	$83,683	33.9%
(a) State taxes in California, New Jersey, New York, Pennsylvania, Illinois, and Tennessee make up a majority (greater than 50 percent) of the tax effect in this category.

Etsy, Inc.
Notes to Consolidated Financial Statements
Below is a reconciliation of the income tax provision (benefit) at the U.S. federal statutory income tax rate to the Company’s total income tax provision (benefit) pursuant to the disclosure requirements prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Income tax provision (benefit) at the federal statutory rate	$86,263	$61,492
State and local income taxes, net of federal benefit	7,970	4,329
Foreign income tax rate differential	(33,066)	(40,506)
Stock-based compensation	39,036	15,167
Research and development credit	(12,321)	(19,034)
Financing and interest	5,736	—
Change in valuation allowance	5,545	10,285
Divestiture of Elo7	—	(55,934)
Other	8,331	9,453
Total income tax provision (benefit)	$107,494	$(14,748)
Effective income tax rate	26.2%	(5.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$100,999	$81,679
Research and development credit carryforwards	—	771
Capitalized research expenses	76,691	118,167
Capital Losses	43,688	—
Lease liability	31,094	33,601
Stock-based compensation expense	21,662	26,930
Financing and interest	4,910	15,309
Accrued bonus	10,885	11,103
Excess tax basis in intangible assets	3,516	2,696
Other deferred tax assets	23,026	17,886
Total deferred tax assets	316,471	308,142
Less: valuation allowance	79,067	12,481
Total net deferred tax asset	237,404	295,661

Deferred tax liabilities:
Excess book basis in intangible assets	(72,650)	(104,612)
Right-of-use asset	(27,919)	(30,306)
Depreciation	(23,542)	(22,030)
Other deferred tax liabilities	(2,791)	(1,040)
Total deferred tax liabilities	(126,902)	(157,988)
Net deferred tax assets	$110,502	$137,673

Etsy, Inc.
Notes to Consolidated Financial Statements
Below is the amount of income taxes, net of refunds received, paid by the Company pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Federal	$34,585
State	2,907
Foreign
Ireland	19,547
Other	6,366
Total	$63,405
The Company paid total income taxes, net of refunds received, of $89.6 million and $42.7 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2025, the Company had the following tax credit, capital loss and operating loss carryforwards available to offset income tax liability and taxable income, respectively, in future years (in thousands):

	December 31, 2025	Expiration Period
U.S. Federal credit carryforwards	$4,247	2031-2035
U.S. Federal capital loss carryforwards	178,148	2030
U.S. State net operating loss carryforwards	28,537	2037-2045
U.S. State credit carryforwards	4,359	2030-Unlimited
U.S. State capital loss carryforwards	178,148	2030-2040
Non-U.S. net operating loss carryforwards	395,982	Unlimited
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
Utilization of U.S. capital loss carryforwards is dependent on the generation of sufficient capital gains in the U.S. Because the Company does not expect to generate sufficient U.S. capital gains within the applicable carryforward periods, a full valuation allowance has been recorded against the U.S. federal and state capital loss carryforwards.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence at each reporting date. To the extent the Company determines that some or all of its deferred tax assets are not more likely than not to be realized, it establishes a valuation allowance.
The following table summarizes the valuation allowance activity for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance as of the beginning of period	$12,481	$4,154	$3,524
Additions charged to expense	65,427	8,578	10,960
Deletions credited to expense	—	—	(124)
Currency translation and other balance sheet activity	1,159	(251)	(10,206)
Balance as of the end of period	$79,067	$12,481	$4,154

Etsy, Inc.
Notes to Consolidated Financial Statements
Unrecognized tax benefits
The following table summarizes the unrecognized tax benefit activity as well as the amounts included on the Consolidated Balance Sheets for the periods indicated (in thousands):

	As of December 31,
	2025	2024	2023
Balance as of the beginning of period	$56,809	$51,673	$35,158
Additions based on tax positions related to the current year	8,246	7,451	10,225
Additions for tax positions of prior years	8,132	2,846	6,278
Reductions for tax provisions of prior years	(14,265)	(853)	—
Lapse of statute of limitations	(2,121)	(4,172)	(3)
Reductions for sale of business	(1,091)	—	—
Settlements	—	(107)	—
Currency translation	35	(29)	15
Balance as of the end of period	$55,745	$56,809	$51,673
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $51.8 million at December 31, 2025.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain.
The Company is subject to taxation in the United States, Ireland, the United Kingdom, and various U.S. states and foreign jurisdictions. As of December 31, 2025, for major tax jurisdictions the following tax years remain open to examination:

Years Open
United States	2022-2025
Ireland	2021-2025
United Kingdom	2023-2025
U.S. States	2014-2025
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

Etsy, Inc.
Notes to Consolidated Financial Statements
certain U.S. international provisions beginning in 2026. While the Company expects certain provisions of OBBBA to favorably change the timing of cash tax payments in the near term, it does not expect the legislation to have a material impact on the provision for income taxes. The Company will continue to assess and monitor OBBBA’s impact on its consolidated financial statements.
Over the past several years, the Organization for Economic Cooperation and Development (“OECD”) has developed a “two pillar” framework to address the tax challenges arising from digitalization. Pillar Two of the project introduces a global minimum tax rate of 15% and has been enacted by a significant number of jurisdictions, with effective dates beginning in 2024. On January 5, 2026, the OECD released a "Side-by-Side" package, introducing a new safe harbor that effectively recognizes the U.S. tax system as compliant with global minimum tax objectives. For U.S.-parented multinational companies, this agreement largely eliminates the risk of foreign "top-up" taxes on U.S. income. Local foreign jurisdiction "top-up" taxes will continue to apply.
Note 4—Net Income Per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income, adjusted on an if-converted basis for the period, by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding stock-based compensation awards and convertible senior notes are computed using the treasury stock method and the if-converted method, respectively.
The following table presents the calculation of basic and diluted net income per share for periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$162,982	$303,281	$307,568
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	10,125	6,325	6,336
Net income attributable to common stockholders—diluted	$173,107	$309,606	$313,904

Denominator:
Weighted average common shares outstanding—basic	102,356	114,944	122,503
Dilutive effect of outstanding stock-based compensation awards	2,596	2,063	2,928
Dilutive effect of assumed conversion of convertible senior notes	19,162	14,714	14,714
Weighted average common shares outstanding—diluted	124,114	131,721	140,145

Net income per share attributable to common stockholders—basic	$1.59	$2.64	$2.51
Net income per share attributable to common stockholders—diluted	$1.39	$2.35	$2.24

Outstanding stock-based compensation awards excluded from net income per diluted share because their effect would have been anti-dilutive	3,497	6,296	4,894

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 5—Sale of Business
Reverb Holdings, Inc.
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

The transaction closed on June 2, 2025 and the Company recorded a loss on sale of $5.1 million during 2025. The loss on sale is the difference between the fair value of the consideration received of $108.2 million and the carrying amount of Reverb’s net assets as of the closing date of $113.3 million. The major classes of assets and liabilities sold consisted of the following (in thousands):

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
Elo7 Serviços de Informática S.A.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 6—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Balance as of the beginning of the period	$137,089	$138,377
Impairment charge	(101,703)	—
Foreign currency translation adjustments	2,681	(1,288)
Balance as of the end of the period	$38,067	$137,089
During the first quarter of 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025. The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. The Company sold Reverb in the second quarter of 2025. See “Note 5—Sale of Business” for additional information. The remaining goodwill balance is allocated to Etsy. No impairment charges were recorded within our Etsy reporting unit as part of our annual impairment test in the fourth quarter of 2025.
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
At December 31, 2025 and 2024, the gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	As of December 31, 2025
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark (1)	$242,228	$(53,997)	$188,231	15.5
Customer relationships (1)	143,991	(49,381)	94,610	8.5
Referral agreement	37,373	(28,136)	9,237	2.5
Patent licenses	9,617	(4,343)	5,274	8.2
Intangible assets	$433,209	$(135,857)	$297,352	12.8

Etsy, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2024
	Gross book value	Accumulated amortization	Net book value	Weighted-Average Remaining Life (in years)
Trademark (1)	$305,065	$(67,473)	$237,592	15.1
Customer relationships (1)	227,645	(69,190)	158,455	9.6
Referral agreement	33,066	(21,572)	11,494	3.5
Patent licenses	9,617	(3,260)	6,357	8.6
Intangible assets	$575,393	$(161,495)	$413,898	12.5
(1) The decrease from 2024 to 2025 reflects the sale of Reverb.
Amortization expense of intangible assets for 2025, 2024, and 2023 was $31.0 million, $38.1 million, and $39.7 million, respectively.
During the second quarter of 2023, the Company concluded that the book value of the finite-lived intangible assets for the Elo7 reporting unit were fully impaired, and recorded an impairment charge of $60.2 million in Asset impairment charges in the Consolidated Statement of Operations, which primarily related to trademark and customer relationships. The impairment charge was the result of macroeconomic conditions at the time, challenges applying the Company’s technological, marketing, and operational expertise to help scale Elo7’s business, and the resultant headwinds to the business, which caused the Company to revise its business forecasts for Elo7 downwards. The Company prepared an updated fair value for the Elo7 reporting unit based on a quantitative assessment, which included estimates of future revenue, and the net available cash flows; as well as a determination that the Company would more likely than not use the Elo7 asset group for a period of less than twelve months. The Company completed the sale of Elo7 in the third quarter of 2023. Refer to “Note 5—Sale of Business” for further details. The Company did not recognize any intangible asset impairment losses in 2025 and 2024.
Based on amounts recorded at December 31, 2025, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2026	$27,706
2027	27,639
2028	25,509
2029	23,767
2030	23,759
Thereafter	168,972
Total amortization expense	$297,352
Note 7—Segment and Geographic Information
Following the sale of Reverb in the second quarter of 2025, the Company determined it has two operating segments, Etsy and Depop, which each have separate operating results that are reviewed by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, to assess performance and allocate resources at the segment level. As such, Etsy’s operating segments are not managed on a consolidated basis. The two operating segments qualify for aggregation as one reportable segment as each meets the quantitative and qualitative aggregation criteria prescribed within Accounting Standards Codification 280, Segment Reporting.
Etsy considers Adjusted EBITDA to be its reported measure of segment profit or loss. Adjusted EBITDA represents our net income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization; provision for income taxes; interest and other non-operating income, net; foreign exchange loss (gain); asset impairment charges; acquisition, divestiture, and corporate structure-related expenses; loss on sale of business; restructuring and other exit costs; and retroactive non-income tax expense. The CODM uses Adjusted EBITDA at the segment level to evaluate our operating performance and trends, allocate internal resources, prepare and approve our annual budget, develop short- and long-term operating plans, determine incentive compensation, and assess the health of our business. As our Adjusted EBITDA increases, we are able to invest more in our

Etsy, Inc.
Notes to Consolidated Financial Statements
platforms. Adjusted EBITDA is also used by the CODM to perform competitive analyses by benchmarking to Etsy's competitors. The CODM does not review segment assets at a different asset level or category as compared to that presented in the Consolidated Balance Sheets.
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
The following table reconciles the reported measure of segment profit or loss, Adjusted EBITDA, to Income before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA	$734,511	$781,538	$754,311
Reconciliation to income before income taxes
Stock-based compensation expense and related payroll taxes (1)	(252,986)	(282,847)	(284,558)
Depreciation and amortization	(101,845)	(108,074)	(91,323)
Interest and other non-operating income, net	23,940	17,176	21,957
Foreign exchange (loss) gain	(40,428)	13,391	(6,348)
Asset impairment charges	(101,703)	—	(68,091)
Acquisition, divestiture, and corporate structure-related expenses	(7,156)	(1,478)	(3,921)
Loss on sale of business	(5,097)	—	(2,630)
Restructuring and other exit costs	(2,571)	(2,807)	(26,577)
Retroactive non-income tax expense	—	(6,124)	—
Total reconciling items	(487,846)	(370,763)	(461,491)
Income before income taxes	$246,665	$410,775	$292,820
(1) Beginning in the first quarter of 2025, the Company is excluding payroll tax expense related to stock-based compensation from Adjusted EBITDA because these taxes are directly related to stock-based compensation expense which is excluded from Adjusted EBITDA. The Company did not retrospectively apply this change to prior periods as the impact was immaterial to such periods. In 2024 and 2023 payroll tax expense related to stock-based compensation was $6.0 million and $8.8 million, respectively.
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,465,922	$1,467,715	$1,472,677
United Kingdom	296,159	320,893	347,889
All Other	1,121,420	1,019,724	927,811
Revenue	$2,883,501	$2,808,332	$2,748,377
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of December 31,
	2025	2024
United States	$130,718	$146,410
All Other	22,939	22,288
Long-lived assets	$153,657	$168,698
With the exception of the United States, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 8—Fair Value Measurements
As of December 31, 2025 and December 31, 2024 the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of December 31, 2025 and December 31, 2024 the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of its Impact Investment Fund.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair values of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2025
Level 1
Money market funds	$946,932	$—	$—	$946,932	$946,932	$—	$—
U.S. Government securities	76,816	—	204	77,020	—	52,002	25,018
	1,023,748	—	204	1,023,952	946,932	52,002	25,018
Level 2
Certificate of deposit	20,913	—	30	20,943	—	19,240	1,703
Commercial paper	32,409	—	26	32,435	—	32,435	—
Corporate bonds	199,920	(12)	549	200,457	—	118,411	82,046
	253,242	(12)	605	253,835	—	170,086	83,749
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,289,990	$(12)	$809	$1,290,787	$946,932	$222,088	$121,767
Measured at NAV (1)
Third-party managed funds						2,000	12,609
						$224,088	$134,376

December 31, 2024
Level 1
Money market funds	$402,731	$—	$—	$402,731	$402,731	$—	$—
U.S. Government securities	71,188	(109)	71	71,150	—	41,477	29,673
	473,919	(109)	71	473,881	402,731	41,477	29,673
Level 2
Certificate of deposit	35,301	(2)	31	35,330	3,638	31,692	—
Commercial paper	57,035	(1)	39	57,073	7,488	49,585	—
Corporate bonds	165,092	(98)	310	165,304	—	101,863	63,441
	257,428	(101)	380	257,707	11,126	183,140	63,441
Level 3
Loans receivable - held for investment	7,500	—	—	7,500	—	500	7,000
	7,500	—	—	7,500	—	500	7,000
	$738,847	$(210)	$451	$739,088	$413,857	$225,117	$100,114
Measured at NAV (1)
Third-party managed funds						3,205	11,611
						$228,322	$111,725
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

Etsy, Inc.
Notes to Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
Corporate bonds	$17,577	$(12)	$—	$—
Total	$17,577	$(12)	$—	$—

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$32,501	$(105)	$12,600	$(4)
Certificate of deposit	2,397	(2)	—	—
Commercial paper	8,233	(1)	—	—
Corporate bonds	38,641	(98)	932	—
Total	$81,772	$(206)	$13,532	$(4)
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in 2025, 2024, or 2023.
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
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”), the 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and together with the 2025 Notes, the 2021 Notes, and the 2020 Notes, the “Notes”). See “Note 12—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$689,890	$709,800	$—	$—
2021 Notes	995,329	891,300	993,429	822,600
2020 Notes	648,011	608,595	646,818	562,380
2019 Notes	649,008	655,736	647,836	628,766
	$2,982,238	$2,865,431	$2,288,083	$2,013,746

Etsy, Inc.
Notes to Consolidated Financial Statements
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 9—Property and Equipment
Property and equipment consisted of the following as of the dates indicated (in thousands):

		As of December 31,
	Estimated useful lives	2025	2024
Computer equipment	3 years	$19,519	$16,878
Furniture and equipment	2 - 4 years	16,130	14,601
Leasehold improvements	Shorter of life of asset or lease term	72,820	65,510
Construction in progress	Not applicable	—	3,872
Building	Lease term	133,063	133,063
Website and app development	3 - 5 years	311,953	305,516
		553,485	539,440
Less: Accumulated depreciation and amortization		324,288	302,734
		$229,197	$236,706
Depreciation and amortization expense on property and equipment was $70.9 million, $70.0 million, and $51.6 million, which included amortization expense relating to capitalized website and app development of $50.9 million, $50.7 million, and $34.3 million, for 2025, 2024, and 2023, respectively.
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
Note 10—Leases
The elements of lease expense were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$6,219	$6,774	$6,832
Finance lease cost:
Amortization of right-of-use assets	6,107	6,332	6,809
Interest on lease liabilities	4,629	4,927	5,190
Total finance lease cost	10,736	11,259	11,999
Other lease cost, net (1)	1,079	1,490	1,385
Total lease cost	$18,034	$19,523	$20,216
(1)Other lease cost, net includes variable lease costs, short-term lease costs, and, beginning in 2024, sublease income.

Etsy, Inc.
Notes to Consolidated Financial Statements
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2025	2024
Operating leases:
Other assets	$36,116	$42,146
Other current liabilities	$1,652	$5,110
Other liabilities	37,752	41,339
Total operating lease liabilities	$39,404	$46,449

Finance leases:
Property and equipment, net	$82,937	$89,045
Other current liabilities	$10	$6,148
Finance lease obligations—net of current portion	93,482	93,482
Total finance lease liabilities	$93,492	$99,630
The following table summarizes the weighted average remaining lease term and weighted average discount rate as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	11.61 years	12.41 years
Finance leases	12.99 years	14.59 years
Weighted average discount rate:
Operating leases	4.47%	4.69%
Finance leases	4.53%	4.74%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash (paid) received for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$(6,925)	$(4,888)	$(6,482)
Operating cash flows (used in) provided by finance leases (1)	(4,605)	448	(5,174)
Finance cash flows used in finance leases	(6,162)	(6,091)	(6,278)
(1)2024 includes cash received for tenant allowances related to the lease for the Company’s corporate headquarters in Brooklyn, New York.

Etsy, Inc.
Notes to Consolidated Financial Statements
Future minimum lease payments under non-cancelable leases as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$3,726	$5,394
2027	1,971	882
2028	4,984	10,593
2029	5,033	10,672
2030	5,084	10,752
Thereafter	34,852	102,979
Total future minimum lease payments (1)	55,650	141,272
Less:
Imputed interest	14,343	41,599
Tenant improvement allowances	1,903	6,181
Total	$39,404	$93,492
(1)The lease related to the Company’s corporate headquarters in Brooklyn, New York includes rent concessions that are available in 2026 and 2027, and escalating commitments each contract year between 2028 and 2038, which are reflected in the future minimum lease payments.
Note 11—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of December 31,
	2025	2024
Vendor accruals	$157,529	$148,714
Pass-through marketplace tax collection obligation	134,272	129,222
Employee compensation-related liabilities	81,099	75,676
Taxes payable	20,115	21,335
Total accrued expenses	$393,015	$374,947

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 12—Debt

The following table presents the outstanding principal amount and carrying value of short- and long-term debt as of the dates indicated (in thousands):

	As of December 31, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	10,110	4,671	1,989	879	17,649
Net carrying value	$689,890	$995,329	$648,011	$649,008	$2,982,238

	As of December 31, 2024
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$—	$1,000,000	$650,000	$649,887	$2,299,887
Unamortized debt issuance costs	—	6,571	3,182	2,051	11,804
Net carrying value	$—	$993,429	$646,818	$647,836	$2,288,083
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Senior Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2025 Notes	June 15, 2030	February 15, 2030	11.6570	$85.79	1.3%
2021 Notes	June 15, 2028	February 15, 2028	4.0518	246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)As of December 31, 2025, none of the conditions permitting the holders of the 2025 Notes, 2021 Notes, 2020 Notes, and 2019 Notes to early convert have been met, based on the daily closing prices of the Company’s stock during the quarter ended December 31, 2025.
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

Etsy, Inc.
Notes to Consolidated Financial Statements
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
If a fundamental change occurs prior to the maturity date for any series of Notes, holders of the applicable series of Notes may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Note to be repurchased. Holders of the Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the applicable series of Notes.
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay by delivery of cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2025 Notes, 2021 Notes, and the 2020 Notes in cash and, therefore, the aforementioned notes are classified as long-term debt in the Consolidated Balance Sheets. The 2019 Notes will mature on October 1, 2026 and therefore, are classified as short-term debt in the Consolidated Balance Sheets as of December 31, 2025.
Seniority of the Notes
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
2025 Convertible Debt
In June 2025, the Company issued $700.0 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the 2025 Notes were $689.5 million after deducting the initial purchasers’ discount and offering expenses, and before the repurchase of stock, as described in “Note 14—Stockholders’ Deficit.” The 2025 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate.
The Company recorded the 2025 Notes as a liability at face value. Transaction costs attributable to the liability were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the 2025 Notes.
2021 Convertible Debt
In June 2021, the Company issued $1.0 billion aggregate principal amount of the 2021 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2021 Notes were approximately $986.7 million after deducting the initial purchasers’ discount and offering expenses and before the 2021 Capped Call Transactions, as described below, and the repurchase of approximately 1.1 million shares of common stock for approximately $180 million concurrently with the issuance of the 2021 Notes. The Company used $85.0 million of the net proceeds from the 2021 Notes to enter into privately negotiated capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions.
2020 Convertible Debt
In August 2020, the Company issued $650.0 million aggregate principal amount of the 2020 Notes in a private placement to qualified institutional buyers pursuant to the Securities Act. The net proceeds from the sale of the 2020 Notes were approximately $639.5 million after deducting the offering expenses and before the purchase of

Etsy, Inc.
Notes to Consolidated Financial Statements
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
Interest Expense
Interest expense related to each of the Notes consisted of coupon interest and amortization of debt issuance costs, and was $13.4 million for the year ended 2025 and $8.4 million for both the years ended 2024 and 2023.
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
Subject to certain exceptions, to the extent the Company has any material domestic subsidiaries, the obligations under the 2023 Credit Agreement would be required to be guaranteed by such material domestic subsidiaries. The obligations under the 2023 Credit Agreement are secured by all or substantially all of the assets of the Company and any such subsidiary guarantors. At December 31, 2025 and December 31, 2024, the Company did not have any borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants.

Etsy, Inc.
Notes to Consolidated Financial Statements
Note 13—Commitments and Contingencies
Purchase Obligations
Purchase obligations as of December 31, 2025 were $783.6 million and primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending, in which the commitments are due over the course of approximately five years. For agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing. For purchase obligations with cancellation provisions, the amounts included were limited to the non-cancelable portion of the agreement terms and where applicable the minimum cancellation fees, and are only included to the extent that they further reduce minimum commitments. Since this disclosure only includes minimum commitments, actual spend may vary from the amount disclosed.
Non-Income Tax Contingencies
The Company had reserves of $32.2 million and $31.6 million at December 31, 2025 and 2024, respectively, for certain non-income tax obligations, representing management’s best estimate of its potential liability. The Company could also be subject to examination in various jurisdictions related to income tax and non-income tax matters. The resolution of these types of matters, if in excess of the recorded reserve, could have an adverse impact on the Company’s consolidated financial statements.
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
Note 14—Stockholders’ Deficit
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
In December 2025, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $750 million of its common stock.
As of December 31, 2025, the remaining amount available to be repurchased under the approved plans was $973.2 million.
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
The following table summarizes the Company’s cumulative stock repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended December 31, 2025	14,393	$53.98
Repurchases of common stock for the year ended December 31, 2024	12,201	59.33
Repurchases of common stock for the year ended December 31, 2023	6,880	83.86
(1)Average price paid per share excludes broker commissions and excise tax.
All repurchases were made using cash on hand, and all repurchased shares of common stock have been retired.
In June 2025, concurrently with the issuance of the 2025 Notes, the Company repurchased approximately 2.5 million shares of its common stock under the October 2024 Stock Repurchase Program for $150.0 million. See “Note 12—Debt."
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
Note 15—Stock-based Compensation
2024 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was adopted by its Board of Directors and approved by stockholders in March 2015. In April 2024, the Board of Directors approved an amendment and restatement of the 2015 Plan as the Etsy, Inc. 2024 Equity Incentive Plan (“2024 Plan”), which became effective upon stockholder approval at the 2024 Annual Meeting of Stockholders in June 2024. The 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, performance cash awards to employees and directors, and long-term cash awards (“LTC awards”), and is administered by the Company’s Compensation Committee of the Board of Directors. Any awards issued under the 2024 Plan that are forfeited by the participant will become available for future grant under the 2024 Plan. At December 31, 2025, 19,280,062 shares were authorized under the 2024 Plan and 6,230,554 shares were available for future grant.
In 2025, the Company adjusted the mix of long-term compensation for certain employees, granting a LTC award in lieu of a portion of an equity award in an effort to better balance the Company’s goals of retaining employees and aligning their interests with those of the Company’s stockholders, with managing the Company’s stock-based compensation expense and shares available under the Company’s 2024 Plan. The LTC awards are considered deferred cash compensation, and the associated expense is recognized ratably over the three-year requisite service period associated with these awards, and is not included in stock-based compensation expense below.

Etsy, Inc.
Notes to Consolidated Financial Statements
2024 Inducement Plan

In December 2024, the Board of Directors approved the Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”), which provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, PBRSUs, and performance cash awards. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules or Section 303A.08 of the NYSE Listed Company Manual, as applicable, awards under the 2024 Inducement Plan may only be made to an employee commencing employment with the Company, or being rehired following a bona fide period of non-employment. In either case, the award must be granted in connection with the commencement of employment with the Company, and provide a material inducement to entering into such employment. At December 31, 2025, 1,000,000 shares were authorized under the 2024 Inducement Plan and 855,343 shares were available for future grant.
Stock-Based Compensation Awards
In 2025, the Company granted RSUs, including Financial PBRSUs and TSR PBRSUs, to eligible participants.
The Company recognizes forfeitures as they occur. For RSUs, vesting is typically over a three or four-year requisite service period for employees and is contingent upon continued employment with the Company on each vesting date.
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
The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant date. Additionally, the fair value of the Financial PBRSUs is determined using a probability assessment and the fair value of the TSR PBRSUs with market conditions is determined using a Monte-Carlo simulation model. For PBRSUs, the Company recognizes stock-based compensation expenses on a straight-line basis over the longest of the derived, explicit, or implicit service period. As of interim and annual reporting periods, the Financial PBRSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PBRSUs stock-based compensation expense is not adjusted.

The following table summarizes the activity for the Company’s unvested RSUs, which includes Financial PBRSUs and TSR PBRSUs (in thousands, except per share amounts):

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2022	6,394	$128.37
Granted	3,645	100.24
Vested	(2,351)	114.95
Forfeited/Canceled	(1,491)	127.68
Unvested at December 31, 2023	6,197	117.14
Granted	4,943	64.89
Vested	(2,516)	111.71
Forfeited/Canceled	(1,066)	106.37
Unvested at December 31, 2024	7,558	86.29
Granted	5,522	51.13
Vested	(3,186)	89.74
Forfeited/Canceled	(1,952)	75.13
Unvested at December 31, 2025	7,942	63.21

Etsy, Inc.
Notes to Consolidated Financial Statements
The total unrecognized compensation expense at December 31, 2025 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $394.4 million, which will be recognized over an estimated weighted-average amortization period of 2.29 years.
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
The following table summarizes the activity for the Company’s options (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,456	$31.99	5.06	$322,230
Granted	8	95.06
Exercised	(624)	22.83
Forfeited/Canceled	(64)	123.29
Outstanding at December 31, 2023	2,776	32.08	4.03	158,476
Granted	13	60.14
Exercised	(158)	24.68
Forfeited/Canceled	(49)	174.53
Outstanding at December 31, 2024	2,582	29.99	3.04	83,954
Granted	15	54.53
Exercised	(1,023)	17.26
Forfeited/Canceled	(57)	148.84
Outstanding at December 31, 2025	1,517	34.32	2.07	50,214
Total exercisable at December 31, 2025	1,501	34.12	2.00	50,201
The fair value of awards vested was $287.7 million, $285.6 million, and $278.5 million for 2025, 2024, and 2023, respectively.
Stock-based compensation expense included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$28,004	$32,575	$31,246
Marketing	14,572	23,508	22,784
Product development	136,345	144,549	146,017
General and administrative	66,591	82,215	84,511
Stock-based compensation expense	$245,512	$282,847	$284,558

Etsy, Inc.
Notes to Consolidated Financial Statements
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

Note 17—Subsequent Event

Depop Divestiture
On February 15, 2026, the Company executed a Sale and Purchase Agreement (the “Purchase Agreement”) to sell 100% of Depop, its fashion resale marketplace, to eBay Inc. (“eBay”), a Delaware corporation, for approximately $1.2 billion in cash, subject to certain adjustments as set forth in the Purchase Agreement. The transaction, which is currently expected to close in the second quarter of 2026 subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement, is intended to support the Company’s focus on driving growth in the core Etsy marketplace.
The divestiture of the Depop business is expected to meet the held-for-sale criteria in the first quarter of fiscal year 2026, as the Company has determined that the sale represents a strategic shift that will have a significant effect on Etsy’s operations. Beginning in the first quarter of fiscal 2026, the results of operations (including any expected gain recognized), related cash flows, and associated assets and liabilities will be classified and presented as discontinued operations in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Consolidated Balance Sheets, respectively, for all periods presented, including prior periods.
The Company expects to record a gain related to the sale of the business upon closing, which would include the recognition of accumulated foreign currency losses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal controls over financial reporting were effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2025, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified during the quarter ended December, 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
Adoption or Termination of Insider Trading Arrangements.
On November 20, 2025, Josh Silverman, our Executive Chair, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 822,286 shares of Etsy common stock to be issued upon exercise of stock options may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 3, 2027.
On November 7, 2025, Kruti Patel Goyal, our Chief Executive Officer, terminated a 10b5-1 Plan under which an aggregate of up to 86,291 shares of Etsy common stock held by Ms. Goyal, excluding shares withheld to satisfy tax withholding obligations, may have been sold. The plan was adopted on May 8, 2025, and was scheduled to terminate on the earlier of the date all the shares covered by the plan were sold and July 15, 2026.
On November 12, 2025, Charles Baker, our Chief Financial Officer, adopted a 10b5-1 Plan under which an aggregate of up to the lesser of (i) $790,000 worth of shares of Etsy common stock held by Mr. Baker and (ii) the number of shares of Etsy common stock to be issued upon vesting of his restricted stock units and performance share units, excluding shares withheld to satisfy tax withholding obligations, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 30, 2026.
On November 5, 2025, Toni Thompson, our former Chief Human Resources Officer, adopted a 10b5-1 Plan under which an aggregate of up to 3,500 shares of Etsy common stock held by Ms. Thompson, excluding shares withheld to satisfy tax withholding obligations, may have been sold. The plan was terminated by Ms. Thompson on November 18, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained under the sections “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Executive Officers and Directors
The following table sets forth the name, age, and position of each of our executive officers and directors as of February 19, 2026:

Name	Age	Position with Etsy	Principal Employment
Executive Officers
Josh Silverman	57	Executive Chair	Same
Kruti Patel Goyal	49	Chief Executive Officer and President	Same
Charles (Lanny) Baker	59	Chief Financial Officer	Same
Rafe Colburn	54	Chief Product and Technology Officer	Same
Brad Minor	47	Chief Marketing Officer	Same
Colin Stretch	56	Chief Legal Officer and Corporate Secretary	Same

Non-Employee Directors
Fred Wilson	64	Lead Independent Director	Founder and Partner of Union Square Ventures
C. Andrew Ballard	53	Director	Founder and Managing Partner of Figtree Partners
Marla Blow	54	Director	Chief Executive Officer of Skoll Foundation
Gary S. Briggs	63	Director	Senior Advisor at OpenAI
M. Michele Burns	67	Director	Advisory Board Member at Stanford Center on Longevity
Melissa Reiff	71	Director	Former Chief Executive Officer of The Container Store Group, Inc.
David Rosenblatt	57	Director	Chief Executive Officer of 1stDibs.com, Inc.
Margaret M. Smyth	62	Director	Senior Advisor at Alvarez & Marsal
Marc Steinberg	35	Director	Partner at Elliott Investment Management, L.P.

Code of Conduct
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investors.etsy.com) under “Governance & Impact Reporting— Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct by posting information on the website address specified above.

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
(3) Exhibits.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Sale and Purchase Agreement by and among Etsy, Inc. and eBay Inc., dated as of February 15, 2026.	8-K	001-36911	2.1	2/18/2026
3.1	Amended and Restated Certificate of Incorporation of Etsy, Inc.	10-Q	001-36911	3.1	7/30/2025
3.2	Amended and Restated Bylaws of Etsy, Inc.	8-K	001-36911	3.1	12/19/2025
4.1	Indenture between Etsy, Inc. and U.S. Bank National Association, dated as of September 23, 2019	8-K	001-36911	4.1	9/23/2019
4.2	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	9/23/2019
4.3	Form of Confirmation for Capped Call Transaction	8-K	001-36911	99.2	9/23/2019
4.4	Indenture, dated as of August 24, 2020, by and between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	8/24/2020
4.5	Form of Global Note, representing Etsy, Inc.’s 0.125% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-36911	4.2	8/24/2020
4.6	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-36911	99.1	8/24/2020
4.7	Indenture, dated as of June 11, 2021, between Etsy, Inc. and U.S. Bank National Association, as Trustee	8-K	001-36911	4.1	6/11/2021
4.8	Form of Note, representing Etsy, Inc.’s 0.25% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8-K	001-36911	4.2	6/11/2021
4.9	Form of Confirmation for 2021 Capped Call Transactions	8-K	001-36911	99.1	6/11/2021
4.10	Indenture, dated as of June 16, 2025, by and between Etsy, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-36911	4.1	6/16/2025
4.11	Form of Note, representing Etsy, Inc.’s 1.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36911	4.2	6/16/2025
4.12	Description of Securities					X
10.1*	Form of Indemnification Agreement between Etsy, Inc. and each of its directors and executive officers	S-1/A	333-202497	10.1	3/31/2015
10.2*	2015 Equity Incentive Plan	S-1/A	333-202497	10.3	4/14/2015
10.2.1*	Forms of agreements under 2015 Equity Incentive Plan	10-K	001-36911	10.3.1	2/28/2019

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2.2*	Form of Restricted Stock Unit (RSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.1	5/4/2023
10.2.3*	Form of Performance Stock Unit (PSU) Agreement under 2015 Equity Incentive Plan (2023)	10-Q	001-36911	10.2	5/4/2023
10.3*	2024 Equity Incentive Plan	8-K	001-36911	10.1	6/18/2024
10.3.1*	Form of Restricted Stock Unit (RSU) Agreement under 2024 Equity Incentive Plan (2024)	10-K	001-36911	10.4.1	2/19/2025
10.3.2*	Form of Restricted Stock Unit (RSU) Agreement under 2024 Equity Incentive Plan (March 2025)	10-Q	001-36911	10.3	4/30/2025
10.3.3*	Form of Performance Stock Unit (PSU) Agreement under 2024 Equity Incentive Plan (March 2025)	10-Q	001-36911	10.4	4/30/2025
10.3.4*	Form of Restricted Stock Unit (RSU) Agreement under 2024 Equity Incentive Plan (June 2025)					X
10.3.5*	Form of Performance Stock Unit (PSU) Agreement under 2024 Equity Incentive Plan (June 2025)					X
10.4*	2024 Inducement Plan	8-K	001-36911	10.1	12/16/2024
10.4.1*	Form of Restricted Stock Unit (RSU) Agreement under 2024 Inducement Plan	10-K	001-36911	10.4.1	2/19/2025
10.4.2*	Form of Performance Stock Unit (PSU) Agreement under 2024 Inducement Plan	10-Q	001-36911	10.5	4/30/2025
10.5*	2015 Employee Stock Purchase Plan	S-1/A	333-202497	10.4	3/31/2015
10.6	Agreement of Lease, dated May 12, 2014, among Etsy, Inc., 117 Adams Owner LLC and 55 Prospect Owner LLC	S-1	333-202497	10.6	3/4/2015
10.6.1	First Amendment to Lease Agreement, effective as of October 1, 2021, among Etsy, Inc. and RFR/K 117 Adams Owner LLC and RFR/K 55 Prospect Owner LLC	10-K	001-36911	10.5.1	2/25/2022
10.7	Amended and Restated Offer Letter, dated as of January 15, 2021, by and between Josh Silverman and Etsy, Inc.	8-K	001-36911	10.1	1/20/2021
10.7.1*	Letter Agreement by and between Josh Silverman and Etsy, Inc., dated October 24, 2025					X
10.8*	Letter Agreement between Etsy, Inc. and Charles Baker, dated November 21, 2024	10-K	001-36911	10.7	2/19/2025
10.9*	Letter Agreement by and between Kruti Patel Goyal and Etsy, Inc., dated October 24, 2025					X
10.10*	Letter Agreement between Etsy, Inc. and Colin Stretch, dated January 20, 2023	10-Q	001-36911	10.4	5/4/2023
10.11*	Letter Agreement between Etsy, Inc. and Rafe Colburn, dated March 26, 2025					X
10.11.1*	Letter Agreement between Etsy, Inc. and Rafe Colburn, dated August 29, 2025					X
10.12*	Amended and Restated Executive Severance Plan	10-Q	001-36911	10.1	4/30/2025
10.13*	Management Cash Incentive Plan	S-1	333-202497	10.14	3/4/2015
10.13.1*	Amendment No. 1 to the Etsy, Inc. Management Cash Incentive Plan	10-Q	001-36911	10.1	8/4/2016
10.14*	Amended and Restated Compensation Program for Non-Employee Directors, effective March 5, 2025	10-Q	001-36911	10.2	4/30/2025
10.15	Amended and Restated Credit Agreement dated as of March 24, 2023, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	10-Q	001-36911	10.5	5/4/2023

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15.1	First Amendment to the Amended and Restated Credit Agreement dated as of June 2, 2025, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	10-Q	001-36911	10.1	7/30/2025
19.1	Insider Trading Policy	10-K	001-36911	19.1	2/19/2025
21.1	List of Subsidiaries of Etsy, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	The cover page of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2025, formatted in inline XBRL.***
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

ETSY, INC.
Date: February 19, 2026	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kruti Patel Goyal and Charles Baker, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kruti Patel Goyal Kruti Patel Goyal	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
/s/ Charles Baker Charles Baker	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
/s/ Merilee Buckley Merilee Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
/s/ Josh Silverman Josh Silverman	Executive Chair	February 19, 2026
/s/ Fred Wilson Fred Wilson	Lead Independent Director	February 19, 2026
/s/ C. Andrew Ballard C. Andrew Ballard	Director	February 19, 2026
/s/ Marla Blow Marla Blow	Director	February 19, 2026
/s/ Gary S. Briggs Gary S. Briggs	Director	February 19, 2026
/s/ M. Michele Burns M. Michele Burns	Director	February 19, 2026
/s/ Melissa Reiff Melissa Reiff	Director	February 19, 2026
/s/ David Rosenblatt David Rosenblatt	Director	February 19, 2026
/s/ Margaret M. Smyth Margaret M. Smyth	Director	February 19, 2026
/s/ Marc Steinberg Marc Steinberg	Director	February 19, 2026