Form 10-Q
period 2026-03-31
ETSY INC
filed 2026-04-29
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of April 24, 2026 was 94,896,231.

Part I - Financial Information
6	Item 1.	Financial Statements (Unaudited)
12		Notes to Condensed Consolidated Financial Statements
27	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
36	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
36	Item 4.	Controls and Procedures

Part II - Other Information
37	Item 1.	Legal Proceedings
37	Item 1A.	Risk Factors
68	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
68	Item 3.	Defaults Upon Senior Securities
68	Item 4.	Mine Safety Disclosures
68	Item 5.	Other Information
69	Item 6.	Exhibits
70		Signatures
Unless the context otherwise requires, we use the terms “Etsy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to Etsy, Inc. and, where appropriate, our consolidated subsidiaries.
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” and “Non-GAAP Financial Measures” for the definitions of the following terms used in this Quarterly Report: “active buyer,” “active seller,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “currency-neutral GMS,” “free cash flow,” “GMS,” “revenue take rate,” and “U.S. Buyer GMS.”
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; the expected timing of the closing of the Depop transaction; the impact of our growth strategies, including marketing and product initiatives, investments (including in artificial intelligence), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a diverse group of employees; our ability to maintain profitability; strategic investments, acquisitions or divestitures, product and marketing investments, and the potential benefits thereof; our ability to maintain trustworthy marketplaces; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; the impact of tariffs, changes to or elimination of de minimis exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•We use AI-enabled systems in connection with our business, which exposes us to additional risks, such as damage to our reputation or competitive position, and business, legal, and regulatory risks and additional costs due to rapidly evolving laws, regulations and industry standards governing the development and use of AI.
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,214,374	$1,355,428
Short-term investments	211,391	224,088
Accounts receivable, net of expected credit losses of $4,450 and $5,611 as of March 31, 2026 and December 31, 2025, respectively	8,711	8,690
Prepaid and other current assets	98,625	113,953
Funds receivable and seller accounts	185,863	205,002
Current assets of discontinued operations	393,845	53,822
Total current assets	2,112,809	1,960,983
Restricted cash	7,591	8,524
Property and equipment, net of accumulated depreciation and amortization of $246,980 and $235,066 as of March 31, 2026 and December 31, 2025, respectively	202,426	205,552
Goodwill	37,600	38,067
Intangible assets, net of accumulated amortization of $33,072 and $32,479 as of March 31, 2026 and December 31, 2025, respectively	13,168	14,511
Deferred tax assets	114,612	119,051
Long-term investments	150,591	134,376
Other assets	42,256	38,964
Noncurrent assets of discontinued operations	—	307,226
Total assets	$2,681,053	$2,827,254
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$15,444	$27,732
Accrued expenses	260,602	342,200
Short-term debt, net	649,301	649,008
Funds payable and amounts due to sellers	185,863	205,002
Deferred revenue	30,347	27,049
Other current liabilities	57,142	60,354
Current liabilities of discontinued operations	51,854	52,274
Total current liabilities	1,250,553	1,363,619
Finance lease obligations—net of current portion	91,902	93,482
Deferred tax liabilities	9,783	8,808
Long-term debt, net	2,334,570	2,333,230
Other liabilities	131,117	125,103
Noncurrent liabilities of discontinued operations	—	1,107
Total liabilities	3,817,925	3,925,349
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of March 31, 2026 and December 31, 2025; 94,887 and 97,031 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	95	97
Preferred stock ($0.001 par value, 25,000 shares authorized as of March 31, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,583,820	1,532,204
Accumulated deficit	(2,480,727)	(2,404,020)
Accumulated other comprehensive loss	(240,060)	(226,376)
Total stockholders’ deficit	(1,136,872)	(1,098,095)
Total liabilities and stockholders’ deficit	$2,681,053	$2,827,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$631,277	$612,204
Cost of revenue	175,679	167,801
Gross profit	455,598	444,403
Operating expenses:
Marketing	174,239	171,857
Product development	99,052	100,810
General and administrative	62,461	73,906
Asset impairment charge	—	101,703
Total operating expenses	335,752	448,276
Income (loss) from operations	119,846	(3,873)
Other income (expense), net	9,414	(10,714)
Income (loss) from continuing operations before income taxes	129,260	(14,587)
Provision for income taxes from continuing operations	(24,598)	(20,500)
Net income (loss) from continuing operations	104,662	(35,087)
Discontinued operations:
Loss from discontinued operations before income taxes	(35,809)	(18,732)
Benefit for income taxes from discontinued operations	827	1,723
Net loss from discontinued operations	(34,982)	(17,009)
Net income (loss)	$69,680	$(52,096)

Basic net income (loss) from continuing operations per share attributable to common stockholders	$1.09	$(0.33)
Total basic net income (loss) per share attributable to common stockholders	$0.72	$(0.49)

Diluted net income (loss) from continuing operations per share attributable to common stockholders	$0.89	$(0.33)
Total diluted net income (loss) per share attributable to common stockholders	$0.60	$(0.49)

Weighted-average common shares outstanding:
Basic	96,235	107,084
Diluted	121,029	107,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$69,680	$(52,096)
Other comprehensive (loss) income:
Cumulative translation adjustment, net of tax of $(1,384) and $0, respectively	(12,934)	29,092
Unrealized (losses) gains on investments, net of tax of $(243) and $61, respectively	(750)	188
Total other comprehensive (loss) income	(13,684)	29,280
Comprehensive income (loss)	$55,996	$(22,816)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2025	97,031	$97	$1,532,204	$(2,404,020)	$(226,376)	$(1,098,095)
Stock-based compensation	—	—	63,209	—	—	63,209
Exercise of vested options	187	—	2,238	—	—	2,238
Vesting of restricted stock units, net of shares withheld	337	—	(13,831)	—	—	(13,831)
Stock repurchase	(2,668)	(2)	—	(146,387)	—	(146,389)
Other comprehensive loss	—	—	—	—	(13,684)	(13,684)
Net income	—	—	—	69,680	—	69,680
Balance as of March 31, 2026	94,887	$95	$1,583,820	$(2,480,727)	$(240,060)	$(1,136,872)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2024	108,540	$109	$1,322,809	$(1,784,037)	$(297,747)	$(758,866)
Stock-based compensation	—	—	67,224	—	—	67,224
Exercise of vested options	99	—	2,945	—	—	2,945
Vesting of restricted stock units, net of shares withheld	204	—	(7,868)	—	—	(7,868)
Stock repurchase	(3,717)	(4)	—	(190,914)	—	(190,918)
Other comprehensive income	—	—	—	—	29,280	29,280
Net loss	—	—	—	(52,096)	—	(52,096)
Balance as of March 31, 2025	105,126	$105	$1,385,110	$(2,027,047)	$(268,467)	$(910,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$69,680	$(52,096)
Net loss from discontinued operations	(34,982)	(17,009)
Net income (loss) from continuing operations	104,662	(35,087)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	52,963	56,178
Depreciation and amortization expense	15,315	17,189
Provision for expected credit losses	1,136	2,385
Deferred provision (benefit) for income taxes	6,705	(2,542)
Asset impairment charge	—	101,703
Other non-cash (income) expense, net	(2,257)	14,746
Changes in operating assets and liabilities:
Current assets	34,697	51,630
Non-current assets	(3,607)	670
Current liabilities	(113,655)	(159,148)
Non-current liabilities	6,577	2,092
Net cash provided by operating activities of continuing operations	102,536	49,816
Net cash used in operating activities of discontinued operations	(21,794)	(633)
Net cash provided by operating activities	80,742	49,183
Cash flows from investing activities
Purchases of property and equipment	(1,484)	(3,248)
Website and app development	(8,378)	(8,950)
Purchases of investments	(84,460)	(116,958)
Sales and maturities of investments	81,003	110,192
Net cash used in investing activities of continuing operations	(13,319)	(18,964)
Net cash used in investing activities of discontinued operations	(3,202)	(1,712)
Net cash used in investing activities	(16,521)	(20,676)
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(13,974)	(8,169)
Repurchase of stock	(145,223)	(189,177)
Proceeds from exercise of stock options	2,238	2,945
Payments on finance lease obligations	(1,587)	(1,514)
Other financing, net	100	(8,867)
Net cash used in financing activities	(158,446)	(204,782)
Effect of exchange rate changes on cash	(6,626)	14,288
Net decrease in cash and cash equivalents	(100,851)	(161,987)
Cash, cash equivalents, and restricted cash at beginning of period	1,404,360	811,178
Cash, cash equivalents, and restricted cash at end of period	$1,303,509	$649,191

Etsy, Inc.

	Three Months Ended March 31,
	2026	2025
Supplemental non-cash disclosures from continuing operations:
Stock-based compensation capitalized in website and app development	$3,781	$4,388
Lease assets obtained in exchange for new lease liabilities	$3,494	$—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2026	2025
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,214,374	$617,882
Restricted cash	7,591	—
Cash and cash equivalents of discontinued operations	81,544	31,309
Total cash, cash equivalents, and restricted cash	$1,303,509	$649,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates two-sided online marketplaces that connect millions of creative entrepreneurs with buyers around the world.
The Company’s primary marketplace, Etsy, is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values. The Company generates revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On June 2, 2025, Etsy completed the sale of Reverb Holdings, Inc. (“Reverb”), its musical instrument marketplace. The financial results of Reverb have been included in Etsy’s condensed consolidated financial statements until June 2, 2025.
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management commits to a plan to sell the business, the sale is probable within one year, and the business is being actively marketed at a price that is reasonable in relation to its current fair value. A business classified as held for sale is measured at the lower of its carrying value or fair value less costs to sell, and depreciation and amortization cease once the held for sale criteria are met. The results of operations of a business classified as held for sale are presented as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and prior period amounts are retrospectively reclassified to conform to the current period presentation.
On February 15, 2026, the Company executed a Sale and Purchase Agreement (the “Purchase Agreement”) to sell 100% of Depop Limited (“Depop”), its fashion resale marketplace, to eBay Inc. (“eBay”), a Delaware corporation. The divestiture of the Depop business meets the held for sale criteria for the three months ended March 31, 2026 and is presented as discontinued operations for all periods presented. The transaction is currently expected to close by the end of the third quarter of 2026. Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations and exclude the results of the Depop marketplace. Refer to Note 2—Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the “Annual Report”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for the periods presented have been reflected in the condensed consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the full annual period or any future period due to seasonal and other factors.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of March 31, 2026, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. The Company adopted this standard effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The Company adopted this standard effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments that clarify guidance, correct errors, and make other minor improvements to the FASB Accounting Standards Codification (“ASC”). The amendments are effective for interim and annual reporting periods beginning after December 15, 2026, and are to be applied either prospectively or retrospectively, depending on the specific guidance amended. Early adoption is permitted, including on an issue-by-issue basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The primary objective is to disclose disaggregated information about specific categories underlying certain income statement expense line items for both annual and interim periods in a tabular format. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and can be applied on a prospective basis, although retrospective application to all periods presented is permitted. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its disclosures.
Note 2—Discontinued Operations
On February 15, 2026, the Company entered into a Purchase Agreement to sell Depop to eBay (the “Acquirer”), in an effort to focus on driving growth in the core Etsy marketplace, for a purchase price of $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is expected to close by the end of the third quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement.
The Company determined the assets of the Depop subsidiary met the criteria for classification as held for sale for the three months ended March 31, 2026. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of Depop and determined the disposal represents a strategic shift that has a major effect on its operations and financial results. As such, the assets and liabilities, results of operations, and cash flows of Depop are presented as discontinued operations in the Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. In addition, divestiture-related expenses incurred as part of the Depop divestiture have been reflected in discontinued operations.
Financial Information of Discontinued Operations (Depop)
The following table summarizes the major line items for Depop that are included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$59,738	$38,972
Cost of revenue	32,205	24,259
Gross profit	27,533	14,713
Operating expenses:
Marketing	42,054	17,148
Product development	13,174	9,700
General and administrative	8,842	6,320
Total operating expenses	64,070	33,168
Loss from discontinued operations	(36,537)	(18,455)
Other income (expense), net	728	(277)
Loss from discontinued operations before income taxes	(35,809)	(18,732)
Benefit for income taxes	827	1,723
Net loss from discontinued operations	$(34,982)	$(17,009)

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts of major classes of assets and liabilities of Depop’s discontinued operations (in thousands):

	As of March 31, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$81,544	$40,408
Prepaid and other current assets	12,577	13,414
Property and equipment, net	24,157	23,645
Intangible assets, net	274,898	282,841
Other assets	669	740
Total assets	$393,845	$361,048
Liabilities
Accrued expenses	$49,485	$50,815
Other current liabilities	2,019	1,459
Other liabilities	350	1,107
Total liabilities	$51,854	$53,381
Note 3—Revenue

	Three Months Ended March 31,
	2026	2025
Marketplace revenue	$432,773	$428,236
Services revenue	198,504	183,968
Revenue	$631,277	$612,204
Contract balances
Deferred revenues
The amount of revenue recognized in the three months ended March 31, 2026 that was included in the deferred balance at January 1, 2026 was $20.2 million.
Note 4—Income Taxes
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
For the three months ended March 31, 2026, the Company’s effective income tax rate was 19.0% representing a provision for income taxes from continuing operations recorded on net income from continuing operations before taxes. The effective tax rate for the three months ended March 31, 2026 was favorably impacted by foreign operations taxed at a lower rate.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $1.7 million in the three months ended March 31, 2026, from $55.7 million as of December 31, 2025 to $57.4 million as of March 31, 2026. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $53.3 million as of March 31, 2026. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2026, the Company recorded interest and penalties of $1.3 million as a component of income tax expense, which increased the cumulative balance from $9.8 million as of December 31, 2025 to $11.1 million as of March 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA also includes changes to certain U.S. international provisions beginning in 2026. While certain provisions of OBBBA may favorably change the timing of cash tax payments in the near term, the Company does not expect the legislation to have a material impact on the provision for income taxes.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 5—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations—basic	$104,662	$(35,087)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,333	—
Net income (loss) from continuing operations—diluted	$107,995	$(35,087)

Net loss from discontinued operations—basic and diluted	$(34,982)	$(17,009)

Net income (loss)—basic	$69,680	$(52,096)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,333	—
Net income (loss)—diluted	$73,013	$(52,096)

Denominator:
Weighted-average common shares outstanding—basic	96,235	107,084
Dilutive effect of outstanding stock-based compensation awards	1,921	—
Dilutive effect of assumed conversion of convertible senior notes	22,873	—
Weighted-average common shares outstanding—diluted	121,029	107,084

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$1.09	$(0.33)
Discontinued operations	(0.37)	(0.16)
Total basic net income (loss) per share attributable to common stockholders	$0.72	$(0.49)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.89	$(0.33)
Discontinued operations	(0.29)	(0.16)
Total diluted net income (loss) per share attributable to common stockholders	$0.60	$(0.49)
The following potentially issuable common shares were excluded from the calculation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation awards	6,108	12,698
Convertible senior notes	—	14,714
Total anti-dilutive securities	6,108	27,412
Since the Company has reported net loss in the three months ended March 31, 2025, basic and diluted net loss per share attributable to common stockholders are the same because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 6—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of March 31, 2026	As of December 31, 2025
Balance as of the beginning of the period	$38,067	$137,089
Impairment charge	—	(101,703)
Foreign currency translation adjustments	(467)	2,681
Balance as of the end of the period	$37,600	$38,067
During the first quarter of 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025.
The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. The Company sold Reverb in the second quarter of 2025. The remaining goodwill balance is allocated to the Etsy reporting unit.
Note 7—Segment and Geographic Information
For the three months ended March 31, 2026, the Company had one operating and reportable segment, Etsy. For the three months ended March 31, 2025, the Company had three operating segments, Etsy, Reverb, and Depop which at the time qualified for aggregation as one reportable segment because they met the quantitative and qualitative aggregation criteria prescribed by ASC 280, Segment Reporting. Reverb was sold in the second quarter of 2025, and Depop, beginning in the three months ended March 31, 2026, is classified as discontinued operations for all periods presented, as discussed in Note 2—Discontinued Operations.
The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews operating results to assess performance and allocate resources at the segment level. In connection with Depop’s classification as discontinued operations, the Company changed its measure of profit or loss. The Company has concluded that net income (loss) from continuing operations is the measure of profit or loss required to be disclosed under ASC 280 for its single operating segment, although Adjusted EBITDA is another measure of operating performance that continues to be used by the CODM.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Condensed Consolidated Statements of Operations and included within net income (loss) from continuing operations. Other segment items include asset impairment charge, other income (expense), net, and provision for income taxes from continuing operations, which represent the total expenses included in net income (loss) from continuing operations, but are not regularly provided to the CODM. The CODM does not review segment assets at a different asset level or category as compared to what is presented in the Consolidated Balance Sheets.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$298,974	$302,271
United Kingdom	63,911	63,419
All Other	268,392	246,514
Revenue	$631,277	$612,204
With the exception of the United States and United Kingdom, no individual country’s revenue exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of March 31, 2026	As of December 31, 2025
United States	$126,892	$130,711
Ireland	15,467	12,316
All Other	8,809	9,348
Long-lived assets	$151,168	$152,375
With the exception of the United States and Ireland, no individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets.
Note 8—Fair Value Measurements
As of March 31, 2026 and December 31, 2025, the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of March 31, 2026 and December 31, 2025, the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
March 31, 2026
Level 1
Money market funds	$840,044	$—	$—	$840,044	$840,044	$—	$—
U.S. Government securities	71,295	(67)	51	71,279	—	42,644	28,635
	911,339	(67)	51	911,323	840,044	42,644	28,635
Level 2
Certificate of deposit	19,022	(3)	11	19,030	—	19,030	—
Commercial paper	37,268	(25)	6	37,249	—	37,249	—
Corporate bonds	206,961	(322)	153	206,792	3,194	108,468	95,130
	263,251	(350)	170	263,071	3,194	164,747	95,130
Level 3
Loans receivable - held for investment	16,000	—	—	16,000	—	4,000	12,000
	16,000	—	—	16,000	—	4,000	12,000
	$1,190,590	$(417)	$221	$1,190,394	$843,238	$211,391	$135,765
Measured at NAV (1)
Third-party managed funds						—	14,826
						$211,391	$150,591
December 31, 2025
Level 1
Money market funds	$946,932	$—	$—	$946,932	$946,932	$—	$—
U.S. Government securities	76,816	—	204	77,020	—	52,002	25,018
	1,023,748	—	204	1,023,952	946,932	52,002	25,018
Level 2
Certificate of deposit	20,913	—	30	20,943	—	19,240	1,703
Commercial paper	32,409	—	26	32,435	—	32,435	—
Corporate bonds	199,920	(12)	549	200,457	—	118,411	82,046
	253,242	(12)	605	253,835	—	170,086	83,749
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,289,990	$(12)	$809	$1,290,787	$946,932	$222,088	$121,767
Measured at NAV (1)
Third-party managed funds						2,000	12,609
						$224,088	$134,376
(1)Third-party managed funds measured on the NAV basis have not been categorized in the fair value hierarchy. The amount presented in the table is intended to permit reconciliation of the short-term and long-term investments in the fair value hierarchy to the amount presented in the Consolidated Balance Sheets.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of March 31, 2026
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
Corporate bonds	$119,432	$(322)	$—	$—
U.S. Government securities	36,489	(67)	—	—
Commercial paper	24,261	(25)	—	—
Certificate of deposit	5,219	(3)	—	—
Total	$185,401	$(417)	$—	$—

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
Corporate bonds	$17,577	$(12)	$—	$—
Total	$17,577	$(12)	$—	$—
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three months ended March 31, 2026 or 2025.
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
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the $700.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”), the $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and, together with the 2025 Notes, 2021 Notes, and 2020 Notes, the “Notes”). See “Note 10—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$690,457	$674,100	$689,890	$709,800
2021 Notes	995,804	897,500	995,329	891,300
2020 Notes	648,309	606,125	648,011	608,595
2019 Notes	649,301	634,940	649,008	655,736
	$2,983,871	$2,812,665	$2,982,238	$2,865,431

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 9—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of March 31, 2026	As of December 31, 2025
Vendor accruals	$111,919	$129,336
Pass-through marketplace tax collection obligation	90,223	125,883
Employee compensation-related liabilities	38,771	67,206
Taxes payable	19,689	19,775
Total accrued expenses	$260,602	$342,200
Note 10—Debt
The following table presents the outstanding principal amount and carrying value of short- and long-term debt as of the dates indicated (in thousands):

	As of March 31, 2026
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	9,543	4,196	1,691	586	16,016
Net carrying value	$690,457	$995,804	$648,309	$649,301	$2,983,871

	As of December 31, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	10,110	4,671	1,989	879	17,649
Net carrying value	$689,890	$995,329	$648,011	$649,008	$2,982,238
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2025 Notes	June 15, 2030	February 15, 2030	11.6570	$85.79	1.3%
2021 Notes	June 15, 2028	February 15, 2028	4.0518	246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)As of March 31, 2026, none of the conditions permitting the holders of the Notes to early convert have been met, based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2026.
(2)The initial conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay by delivery of cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2025 Notes, 2021 Notes, and 2020 Notes in cash and, therefore, the aforementioned notes are classified as long-term debt in the Consolidated Balance Sheets. The 2019 Notes will mature on October 1, 2026 and therefore, are classified as short-term debt in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
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
Interest Expense
Interest expense related to each of the Notes consisted of coupon interest and amortization of debt issuance costs, and was $4.4 million and $2.1 million in the three months ended March 31, 2026 and 2025, respectively.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of March 31, 2026.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 11—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the three months ended March 31, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
As of March 31, 2026, the remaining amount available to be repurchased under the approved plans was $827.9 million.
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
The following table summarizes the Company’s cumulative share repurchase activity under the programs noted above (in thousands, except per share amounts):

	Shares Repurchased	Average Price Paid per Share (1)
Repurchases of common stock for the three months ended:
March 31, 2026	2,668	$54.44
(1) Average price paid per share excludes broker commissions and excise tax.
All repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 13—Stock-Based Compensation
2024 Equity Incentive Plan
During the three months ended March 31, 2026, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). LTC awards are not included in the stock-based compensation awards disclosures below. At March 31, 2026, 19,280,062 shares were authorized under the 2024 Plan and 3,528,977 shares were available for future grant.
2024 Inducement Plan
The Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) was terminated on March 6, 2026 and no further awards will be granted thereunder.
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, and includes awards related to continuing and discontinued operations, during the three months ended March 31, 2026 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	7,942	$63.21
Granted	3,263	54.27
Vested	(589)	62.77
Forfeited/Canceled	(310)	67.62
Unvested at March 31, 2026 (1)	10,306	60.27
(1) Includes 1.2 million shares underlying unvested awards held by employees of Depop as of March 31, 2026. Any unvested Depop awards as of the date of the close of the sale transaction will be forfeited at that time.
The total unrecognized compensation expense at March 31, 2026 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $496.5 million, which will be recognized over an estimated weighted-average amortization period of 2.43 years.
Stock-based compensation expense included in continuing operations in the Condensed Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$5,832	$6,886
Marketing	3,772	64
Product development	27,538	31,986
General and administrative	15,821	17,242
Stock-based compensation expense	$52,963	$56,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (the “Annual Report”). This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors.” We also believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” in our Annual Report, which we incorporate by reference.

Overview
Business
Etsy operates two-sided online marketplaces that connect millions of creative entrepreneurs with buyers around the world.
The Etsy marketplace is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values.
On February 15, 2026, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with eBay Inc. (“eBay”) for eBay to purchase Depop Limited (“Depop”), our fashion resale marketplace, for $1.2 billion in cash, subject to certain adjustments as set forth in the Purchase Agreement. The sale is currently expected to close by the end of the third quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement. We will continue to own and operate Depop through such time as the transaction is completed, with Depop’s assets and liabilities, results of operations, and related cash flows presented as discontinued operations in the Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Unless otherwise noted, all financial results and other metrics discussed in this report are for continuing operations only. In keeping with our current capital allocation approach, we plan to utilize the proceeds from this transaction for general corporate purposes, continued share repurchases, and investment in the Etsy marketplace.
On June 2, 2025, we completed the sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace. The results of Reverb, until its sale on June 2, 2025, are included in all financial results and other metrics discussed in this report, unless otherwise noted.
We generate revenue primarily from marketplace activities, including transaction fees (inclusive of offsite advertising), payments processing fees, and listing fees, as well as from optional seller services, which include on-site advertising and shipping labels.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). Our key operating and financial metrics are presented on a continuing operations basis in the table below for all periods presented, since Depop is presented as a discontinued operation due to its pending sale. Due to the sale of Reverb on June 2, 2025, continuing operations includes Reverb and Etsy marketplaces for the three months ended March 31, 2025, but the three months ended March 31, 2026 reflects the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable. To provide investors with a meaningful basis for comparing our results year-over-year, we have presented Etsy marketplace results for the three months ended March 31, 2025. Our calculation of trailing twelve months free cash flow includes activity for combined continuing and discontinued operations. See “Non-GAAP Financial Measures” for more information regarding our use of Etsy marketplace financial metrics, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow, and reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.
Our key operating and financial metrics are (in thousands, except percentages):

	Three Months Ended March 31,			% (Decline) Growth Y/Y for Continuing Operations		% Growth (Decline) Y/Y for the Etsy Marketplace (Non-GAAP) (1)
	2026	2025
	Continuing Operations	Continuing Operations	Etsy Marketplace (Non-GAAP)
GMS (2)	$2,460,195	$2,559,821	$2,331,462	(3.9)%		5.5%
Revenue	$631,277	$612,204	$586,557	3.1%		7.6%
Revenue take rate (3)	25.7%	23.9%	25.2%	180	bps	50	bps
Marketplace revenue	$432,773	$428,236	$406,965	1.1%		6.3%
Services revenue	$198,504	$183,968	$179,592	7.9%		10.5%
Gross profit	$455,598	$444,403	$432,168	2.5%		5.4%
Operating expenses	$335,752	$448,276	$329,015	(25.1)%		2.0%
Net income (loss)	$104,662	$(35,087)	$71,491	(398.3)%		46.4%
Net income (loss) margin	16.6%	(5.7)%	12.2%	2,230	bps	440	bps
Adjusted EBITDA (Non-GAAP)	$184,711	$173,521	$170,649	6.4%		8.2%
Adjusted EBITDA margin (Non-GAAP)	29.3%	28.3%	29.1%	100	bps	20	bps
Active sellers (4)	5,563	5,602	5,386	(0.7)%		3.3%
Active buyers (5)	86,618	89,230	88,472	(2.9)%		(2.1)%
(1)% growth (decline) Y/Y for the Etsy marketplace is the change in continuing operations for the three months ended March 31, 2026, which represents activity for the Etsy marketplace only, compared to the Etsy marketplace excluding Reverb for the three months ended March 31, 2025, as Reverb was sold in the second quarter of 2025.
(2)Excluded from the table above is gross merchandise sales (“GMS”) for Depop, which was $348.9 million and $233.5 million for the three months ended March 31, 2026 and 2025, respectively. GMS is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. GMS does not represent revenue earned by us.
(3)Revenue take rate is revenue divided by GMS.
(4)An active seller is a seller who has had a charge or sale in the last 12 months. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor, and from time to time adjust, the criteria for disqualifying a seller as an active seller.
(5)An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces.

	As of March 31,		% Decline Y/Y
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities - trailing twelve months	$724,973	$732,619	(1.0)%
Free cash flow - trailing twelve months (Non-GAAP)	$671,155	$684,924	(2.0)%

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
GMS
GMS from continuing operations decreased by $99.6 million to $2,460.2 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting a decrease of $228.4 million from the sale of Reverb, partially offset by an increase of $128.7 million from the Etsy marketplace. Etsy marketplace year-over-year GMS growth, which excludes Reverb from the prior year period, was up 5.5%, driven by progress against our strategic priorities, which are beginning to translate into underlying improvements across our marketplace, as well as from foreign exchange tailwinds. We also benefited from softer performance in the prior year comparable period. The Etsy marketplace GMS per active buyer on a trailing twelve month basis increased 1.5% year-over-year to $122, partially offset by a year-over-year decline of 2.1% of active buyers on the Etsy marketplace to 86.6 million.
U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S, net of refunds is non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Three Months Ended March 31,
	2026	2025
Percent U.S. Buyer GMS - Continuing operations	74%	76%
Percent U.S. Buyer GMS - Etsy marketplace	74%	75%
There is considerable uncertainty regarding macroeconomic conditions, including geopolitical conflicts and the evolving tariff landscape, how recent changes to de minimis exemptions may play out, and the impact any of the foregoing might have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part II, Item 1A, “Risk Factors” for further detail.
Currency-Neutral GMS
We calculate currency-neutral GMS by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS (decline) growth for the periods presented below are as follows:

	Three Months Ended March 31,
	2026			2025
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
GMS - Continuing operations	(3.9)%	(5.7)%	1.8%	(8.9)%	(8.2)%	(0.7)%
GMS - Etsy marketplace	5.5%	3.6%	1.9%	(8.9)%	(8.1)%	(0.8)%

Results of Operations
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue:
Marketplace	$432,773	$428,236	$4,537	1.1%
Percentage of total revenue	68.6%	69.9%
Services	$198,504	$183,968	$14,536	7.9%
Percentage of total revenue	31.4%	30.1%
Total revenue	$631,277	$612,204	$19,073	3.1%
Revenue increased primarily driven by an increase in services revenue, and, to a lesser extent, an increase in marketplace revenue.
Services revenue increased primarily due to a $14.4 million increase in advertising revenue, primarily driven by an increase in average price per click on Etsy Ads.
Marketplace revenue increased primarily due to an $11.5 million increase in Etsy payments revenue and a $9.7 million increase in Etsy transaction fee revenue, both driven by an increase in Etsy marketplace GMS. These increases in marketplace revenue were partially offset by a decrease of $21.3 million related to the sale of Reverb on June 2, 2025.

Costs and Operating Expenses
Cost of Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Cost of revenue	$175,679	$167,801	$7,878	4.7%
Percentage of total revenue	27.8%	27.4%
The increase in cost of revenue was primarily driven by an increase in cost of refunds, payments fees, and cloud-related hosting and bandwidth costs, partially offset by the sale of Reverb on June 2, 2025.
Marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Marketing	$174,239	$171,857	$2,382	1.4%
Percentage of total revenue	27.6%	28.1%
Marketing expenses increased primarily due to targeted shifts in portfolio mix, in which strong returns in specific channels supported incremental spend. Marketing expenses also increased due to increased stock-based compensation, mainly resulting from forfeitures related to an executive departure in the three months ended March 31, 2025 that did not recur in the three months ended March 31, 2026. These increases were partially offset by the sale of Reverb on June 2, 2025. Paid GMS was 21% of overall GMS for the three months ended March 31, 2026 compared to 23% for the three months ended March 31, 2025.

Product development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Product development	$99,052	$100,810	$(1,758)	(1.7)%
Percentage of total revenue	15.7%	16.5%
Product development expenses decreased primarily due to the sale of Reverb on June 2, 2025, offset by increased Etsy marketplace employee compensation-related expenses.
General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
General and administrative	$62,461	$73,906	$(11,445)	(15.5)%
Percentage of total revenue	9.9%	12.1%
General and administrative expenses decreased, primarily due to the reversal of previously recognized Canadian digital services tax (“DST”) expense in the first quarter of 2026, following the repeal of the DST in Canada in March 2026. Additionally, general and administrative expenses decreased due to the sale of Reverb on June 2, 2025.
Asset impairment charge

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Asset impairment charge	$—	$101,703	(101,703)	(100.0)%
Percentage of total revenue	—	16.6%
Asset impairment charge was $101.7 million in the three months ended March 31, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 6—Goodwill” for more information. There was no asset impairment charge in the three months ended March 31, 2026.
Other Income (Expense), net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Other income (expense), net	$9,414	$(10,714)	$20,128	(187.9)%
Percentage of total revenue	1.5%	(1.8)%
Other income, net increased from other expense, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a gain for the three months ended March 31, 2026 as compared to a loss for the three months ended March 31, 2025.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Provision for income taxes	$(24,598)	$(20,500)	$(4,098)	20.0%
Percentage of total revenue	(3.9)%	(3.3)%
The primary driver of our income tax provision for the three months ended March 31, 2026 was tax expense on income before income taxes.
The primary drivers of our income tax provision for the three months ended March 31, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
Loss on Discontinued Operations

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on discontinued operations	$(34,982)	$(17,009)	$(17,973)	105.7%
Loss on discontinued operations for the three months ended March 31, 2026 and 2025 was $35.0 million and $17.0 million, respectively, reflecting operating results from Depop. See Part I, Item 1, “Note 2—Discontinued Operations” for more information.
Non-GAAP Financial Measures
Other Key Financial Metrics
Given the pending sale of Depop, Etsy results are presented on a continuing operations basis, while Depop results are reported as discontinued operations across all periods presented. Due to the sale of Reverb on June 2, 2025, continuing operations for the three months ended March 31, 2025 includes Reverb and Etsy marketplaces, but the three months ended March 31, 2026 reflects the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable.
To provide investors with a meaningful basis for comparing our ongoing operating results year-over-year, we have presented certain Etsy marketplace financial measures for the three months ended March 31, 2025 in this Quarterly Report. These measures include the following non-GAAP financial measures for the three months ended March 31, 2025 where we exclude the impact of Reverb: (1) Revenue and Revenue take rate, (2) Marketplace revenue, (3) Services revenue, (4) Gross profit, (5) Operating expenses, (6) Net (loss) income and Net (loss) income margin, and (7) Adjusted EBITDA and Adjusted EBITDA margin.
Management believes that presenting these Etsy marketplace non-GAAP financial measures is useful to investors because they:
•provide a clearer, normalized baseline to evaluate the organic growth, financial performance, and underlying trends of our remaining Etsy marketplace business;
•facilitate more direct year-over-year comparisons of our continuing operations by removing the impact of the divested Reverb marketplace; and
•align with how management evaluates the performance of the business, allocates resources, and sets internal operational targets moving forward.

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for, financial information prepared in accordance with GAAP. Furthermore, our calculation of these non-GAAP measures may differ from similarly titled measures reported by other companies. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided in the following tables below (in thousands, except percentages):

	Three Months Ended March 31, 2025
	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Revenue	$612,204	$25,647	$586,557
Revenue take rate	23.9%	11.2%	25.2%
Marketplace revenue	$428,236	$21,271	$406,965
Services revenue	$183,968	$4,376	$179,592
Gross profit	$444,403	$12,235	$432,168
Operating expenses	$448,276	$119,261	$329,015
Net (loss) income	$(35,087)	$(106,578)	$71,491
Net (loss) income margin	(5.7)%	(415.6)%	12.2%
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization expense; provision (benefit) for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; acquisition, divestiture, and corporate structure-related expenses; asset impairment charge; restructuring and other exit costs; and retroactive non-income tax income. The following table reflects the reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations and the Etsy marketplace. The table also reflects the calculation of Adjusted EBITDA margin from continuing operations and the Etsy marketplace for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
	Continuing Operations	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Net income (loss)	$104,662	$(35,087)	$(106,578)	$71,491
Excluding:
Stock-based compensation expense and related payroll taxes	55,537	57,639	4,083	53,556
Depreciation and amortization expense	15,315	17,189	4,112	13,077
Provision (benefit) for income taxes	24,598	20,500	(443)	20,943
Interest and other non-operating (income) expense, net	(6,956)	(4,902)	220	(5,122)
Foreign exchange (gain) loss	(2,448)	15,616	(225)	15,841
Acquisition, divestiture, and corporate structure-related expenses	39	1,263	—	1,263
Asset impairment charge	—	101,703	101,703	—
Restructuring and other exit income	—	(400)	—	(400)
Retroactive non-income tax income	(6,036)	—	—	—
Adjusted EBITDA	$184,711	$173,521	$2,872	$170,649
Divided by:
Revenue	$631,277	$612,204	$25,647	$586,557
Adjusted EBITDA margin	29.3%	28.3%	11.2%	29.1%

Free Cash Flow
Free cash flow represents our net cash provided by operating activities, reduced by purchases of property and equipment and website and app development that are included in cash flows from investing activities. The following table reflects the reconciliation of operating activities to free cash flow for combined continuing and discontinued operations on a trailing twelve month basis (in thousands):

	As of March 31,
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities	$724,973	$732,619
Purchases of property and equipment	(13,677)	(15,199)
Website and app development	(40,141)	(32,496)
Free cash flow	$671,155	$684,924

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.4 billion as of March 31, 2026. Additionally, we have $150.6 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). As of March 31, 2026, we had net working capital from continuing operations of $520.3 million and in the three months ended March 31, 2026, we had positive operating cash flows of continuing operations of $102.5 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of March 31, 2026, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We have the ability to draw down on the 2023 Credit Agreement. See Part I, Item 1, “Note 10—Debt” for more information on the 2023 Credit Agreement.
Upon completion of the Purchase Agreement for eBay to purchase Depop, which is expected to close by the end of the third quarter of 2026, we anticipate receiving approximately $1.2 billion in cash, net of certain purchase price adjustments. See Part I, Item 1, “Note 2—Discontinued Operations” for more information on the Purchase Agreement.
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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities of continuing operations	$102,536	$49,816
Investing activities of continuing operations	(13,319)	(18,964)
Financing activities	(158,446)	(204,782)
Net Cash Provided by Operating Activities of Continuing Operations
Our cash flows from continuing operations are largely dependent on revenue generation and net income from continuing operations, as well as working capital movements and non-cash items. Non-cash working capital at any specific point in time is subject to many variables, including variability in the timing of cash receipts and payments (including payment of taxes), and vendor payment terms. The increase in the three months ended March 31, 2026 of $52.7 million, compared to the same period in 2025, was primarily due to a $28.8 million increase in the change in working capital less cash and an increase of $24.0 million in net income, excluding non-cash items.
Net Cash Used in Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations results from purchases and maturities of investments and capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives. The decrease in the three months ended March 31, 2026 of $5.6 million, compared to the same period in 2025, was primarily due to a decrease in net purchases of investments.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash outflows for stock repurchases and payment of tax obligations on vested equity awards. The decrease in the three months ended March 31, 2026 of $46.3 million, compared to the same period in 2025, was primarily due to a decrease in stock repurchases.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2026, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our quarterly operating results, as well as our key metrics, have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including:
•inflation, interest rates, recessionary factors, foreign exchange rate volatility, tariffs and other trade barriers, disruptions to the banking industry, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical volatility or uncertainties, various types of cultural events, public health crises, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among other factors (collectively, “Macro Conditions”);
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
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced during periods of economic uncertainty, including uncertainty caused by Macro Conditions. Consumer purchases of discretionary items, including the goods that our sellers offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
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
Our business, financial performance, and growth depends on our ability to attract, retain, and drive momentum with active and engaged communities of buyers and sellers.

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
Like all online services, we are vulnerable to power outages, telecommunications failures, phishing, social engineering, malware, credential stuffing, account takeover, software supply chain compromises, and other attempts to gain unauthorized access to member accounts or data, as well as cyber attacks, breaches, and other security incidents. Cybersecurity incidents may also result from the inadvertent or intentional actions or inactions of employees, contractors, consultants, vendors, or other third parties with authorized access to our systems or data. We also rely on service providers and other third-party vendors, who are subject to the same vulnerabilities, and whose security and data protection practices we do not control. We and our third-party vendors regularly experience data incidents and cyber-related events that may result in technology disruptions and/or security breaches. These incidents could adversely affect us even if we are not the direct target of an attack. For example, a cyberattack on a key service provider or a vulnerability in software or systems used by that provider could disrupt our operations or compromise data. Any of these occurrences could lead to, among other things, interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure or use of our employees’ or members’ personal or financial data, theft of our intellectual property or user data, unauthorized access to member accounts, or disruption of transactions. As we strive to reignite growth in our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks.
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

In addition, the industry has generally moved to cloud based or other remote infrastructure and, as a result, we and our partners may be more vulnerable to cyber attacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The prevalence of remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns and/or increased administrative costs.
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
We use AI in connection with our business. The use of AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal, and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or our related service providers. Accordingly, while AI-enabled applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI-enabled applications assist in producing in our products and solutions are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. In addition, laws, regulations, and industry standards governing the development and use of AI are rapidly evolving, and compliance with new or changing requirements may increase our costs and expose us to legal, regulatory, and reputational risk.
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
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times or carrier service availability as carriers adapt to keep pace with new requirements relating to the calculation, collection, and remittance of tariffs and related fees. Likewise, recent global conflict and instability, including in the Middle East, have caused and could continue to cause increases or volatility in fuel prices and other transportation costs, resulting in increased shipping costs for our sellers. If these shipping delays or interruptions continue or worsen, or if shipping rates and fees increase significantly or remain volatile, our sellers may have increased costs or elect not to ship into particular markets, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth prospects.
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
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade. If jurisdictions continue to impose barriers to international trade, including increased tariffs, changes to or elimination of de minimis thresholds, certifications, representative requirements, additional regulation of small sellers and platforms, or customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted. For example, OBBBA eliminates the global de minimis exemption for commercial goods imported into the United States beginning in July 2027, and the exemption was earlier suspended by an executive order that became effective on August 29, 2025. This change has impacted certain Etsy orders that were previously able to use the de minimis exemption. The E.U. and the U.K. are also pursuing de minimis removals and associated fees, which may affect the appeal of non-domestic inventory in those markets.
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
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies. For example, we recently sold Reverb and entered into an agreement to sell Depop to focus on our Etsy marketplace.
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
On February 15, 2026, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) to sell Depop to eBay Inc. The sale is currently expected to close by the end of the third quarter of 2026, subject to regulatory approval and certain other closing conditions as set forth in the Purchase Agreement. If the conditions to the closing of the sale of Depop are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Depop, or such sale may be delayed beyond our expected timeline.

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
Our Impact strategy focuses on areas where we believe Etsy can most effectively advance positive environmental and social outcomes while supporting long-term business objectives. We have announced a number of goals and initiatives and elected to publicly report on a significant number of environmental and social metrics that we monitor, including in our Annual Report. As a result, our business may face heightened scrutiny for these activities. For more information see Part I, Item I, “Business— Our Impact Strategy, Goals, & Progress” in our Annual Report. While selected metrics receive limited assurance from an independent third party, this is inherently a less rigorous process than the reasonable assurance sought in connection with a financial statement audit and such review process may not identify errors and may not protect us from potential liability under the securities laws or other applicable laws. In addition, for some of the metrics we report, the methodology of computation and/or the scope of our value chain assessed continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes”) and the 1.00% Convertible Senior Notes due 2030 we issued in June 2025 (the “2025 Notes” and, together with the 2019 Notes, the 2020 Notes, and the 2021 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of such series of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended March 31, 2026, holders of the Notes are not eligible to convert their Notes during the second quarter of 2026. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
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
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. Etsy expects sellers, as well as any manufacturers or production partners they work with, to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. We also expect our suppliers to comply with our Supplier Code of Conduct. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and we cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed, which may adversely impact our business and financial performance.
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
Lawsuits, enforcement actions, and other legal proceedings brought against us have resulted in judgments or settlements, and may result in injunctions, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.

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
•Various federal, state, and international laws, like the Children’s Online Privacy Protection Act of 1998, state age assurance laws, and the U.K. Age-Appropriate Design Code, which govern the provision of services to children and minors, including the collection and processing of their data.
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
We incorporate AI and machine learning technologies into our products and internal operations. As a result, we are increasingly subject to a rapidly developing body of laws and regulations specifically addressing AI. These evolving laws may impose significant compliance burdens, including requirements for impact assessments, risk management systems, human review of AI outputs, and disclosures to users. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal, cybersecurity, or regulatory risks that may arise relating to our use of such technologies. Our failure to comply with these emerging AI laws and regulations could result in significant fines, restrictions on the deployment or use of AI systems, reputational harm, and legal liability.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, intellectual property, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platforms, content moderation, online child safety, social media regulation, marketplace seller regulation, AI, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, privacy, data security, consumer protection, e-commerce, and other laws and regulations differ significantly across jurisdictions, and in some countries, such laws are more actively enforced. In addition, regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, forced labor, and diversity, have been enacted or are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, some of which include specific disclosure requirements, target-driven frameworks, and/or due diligence obligations to which we may be subject.
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
Various laws, rules, and regulations govern our business, and these laws are complex, evolving, subject to change, and vary across jurisdictions in the United States and globally. These regimes cover diverse areas, including payments services, platform obligations and liability, marketplace regulation, AI, data protection, cybersecurity, product safety, online and minors’ safety, consumer protection, intellectual property, anti-money laundering, taxation, and competition. As the technology sector faces increased scrutiny, new legislation, and regulatory inquiries—even those targeted at the largest technology platforms—may disproportionately burden smaller platforms and businesses, including Etsy and our sellers.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2025 and April 24, 2026, our common stock’s daily closing price on Nasdaq or the NYSE, as applicable, has ranged from a low of $40.80 to a high of $75.56. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended March 31, 2026, holders of the Notes are not eligible to convert their Notes during the second quarter of 2026. If the Notes are eligible for conversion and one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 10—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible senior notes. On October 30, 2024, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1 billion of our common stock. On December 16, 2025 our Board of Directors approved a new stock purchase program authorizing us to repurchase up to an additional $750 million of our common stock. Approximately $828 million remained available for repurchases under the approved programs as of March 31, 2026. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended March 31, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
January 1 - 31	793	$60.06	793	$925,556
February 1 - 28	880	51.41	880	880,318
March 1 - 31	995	52.64	995	827,938
Total	2,668		2,668
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
(3)These shares were purchased pursuant to a 10b5-1 trading plan. Share repurchases may be executed through open market repurchases, privately negotiated transactions or by other means, including repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, common stock trading price, our liquidity and financial performance and legal considerations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On February 20, 2026, Fred Wilson, our Lead Independent Director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act under which an aggregate of up to 100,000 shares of Etsy common stock held by Mr. Wilson may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and May 19, 2028.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Compensation Program for Non-Employee Directors, effective February 4, 2026					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X

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

ETSY, INC.
Date: April 29, 2026	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)