Form 10-Q
period 2026-06-30
ETSY INC
filed 2026-08-05
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2026
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares of common stock outstanding as of July 31, 2026 was 91,781,748.

Part I - Financial Information
6	Item 1.	Financial Statements (Unaudited)
13		Notes to Condensed Consolidated Financial Statements
30	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
43	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
43	Item 4.	Controls and Procedures

Part II - Other Information
44	Item 1.	Legal Proceedings
44	Item 1A.	Risk Factors
74	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
74	Item 3.	Defaults Upon Senior Securities
74	Item 4.	Mine Safety Disclosures
74	Item 5.	Other Information
75	Item 6.	Exhibits
76		Signatures
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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; the impact of our growth strategies, including marketing and product initiatives, investments (including in artificial intelligence), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a talented and diverse group of employees; our ability to maintain profitability; strategic investments, acquisitions, divestitures, product and marketing investments, and the potential benefits thereof; the impact of our Restructuring Plan and its expected benefits; our ability to maintain a trustworthy marketplace; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; the impact of tariffs, changes to or elimination of de minimis exemptions, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
•We may fail to meet our publicly announced outlook or other expectations about our business and future operating results, which could cause our stock price to decline.
•We may not successfully execute or achieve the expected benefits of our Restructuring Plan and other strategic measures we may take in the future.
•The trustworthiness and safety of our marketplace and the connections within our communities are important to our success. Our business, financial performance, and growth depend on our ability to attract and retain active and engaged communities of buyers and sellers. If we are unable to maintain and expand that trust and retain our existing buyers and sellers and activate new ones, our business could be adversely affected.
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
•Our business depends on continued use of and unimpeded access to third-party technology, services, platforms, and infrastructure that we rely upon to maintain and scale our platform and our business operations. If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers, and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplace could decline.
•Our payments systems have both operational and compliance risks, including in-house execution risk and dependence on third-party service providers.
•Our ability to recruit and retain a talented and broadly diverse group of employees and deploy that talent effectively is important to our success. Significant attrition or turnover beyond that contemplated by our Restructuring Plan could impact our ability to grow our business.
Strategic Risks Related to Our Business and Industry
•We face intense competition and may not be able to compete effectively.

•Enforcement of our marketplace policies may negatively impact our brand, reputation, and/or our financial performance.
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
•We have engaged and in the future may engage in acquisitions, dispositions, or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful.
•We are subject to risks related to our environmental, social, and governance activities and disclosures.
•We have a significant amount of convertible debt and may incur additional debt in the future.
Regulatory, Compliance, and Legal Risks
•Failure to deal effectively with fraud or other illegal activity could harm our business.
•We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our marketplace and/or how our business operates.
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
•We may be subject to intellectual property or other claims, which, even if meritless, could be extremely costly to defend, damage our brand, require us to pay significant damages, and limit our ability to use certain technologies or business strategies in the future.
Other Risks
•Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible senior notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$901,281	$1,355,428
Short-term investments	221,007	224,088
Accounts receivable, net of expected credit losses of $4,506 and $5,611 as of June 30, 2026 and December 31, 2025, respectively	8,664	8,690
Prepaid and other current assets	100,063	113,953
Funds receivable and seller accounts	193,840	205,002
Current assets of discontinued operations	450,419	53,822
Total current assets	1,875,274	1,960,983
Restricted cash	7,655	8,524
Property and equipment, net of accumulated depreciation and amortization of $257,165 and $235,066 as of June 30, 2026 and December 31, 2025, respectively	200,272	205,552
Goodwill	37,408	38,067
Intangible assets, net of accumulated amortization of $33,919 and $32,479 as of June 30, 2026 and December 31, 2025, respectively	12,013	14,511
Deferred tax assets	104,115	119,051
Long-term investments	160,665	134,376
Other assets	41,765	38,964
Noncurrent assets of discontinued operations	—	307,226
Total assets	$2,439,167	$2,827,254
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$20,449	$27,732
Accrued expenses	247,805	342,200
Short-term debt, net	649,594	649,008
Funds payable and amounts due to sellers	193,840	205,002
Deferred revenue	32,478	27,049
Other current liabilities	49,940	60,354
Current liabilities of discontinued operations	76,205	52,274
Total current liabilities	1,270,311	1,363,619
Finance lease obligations—net of current portion	90,302	93,482
Deferred tax liabilities	11,031	8,808
Long-term debt, net	2,335,911	2,333,230
Other liabilities	126,690	125,103
Noncurrent liabilities of discontinued operations	—	1,107
Total liabilities	3,834,245	3,925,349
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of June 30, 2026 and December 31, 2025; 92,370 and 97,031 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	92	97
Preferred stock ($0.001 par value, 25,000 shares authorized as of June 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,625,697	1,532,204
Accumulated deficit	(2,778,626)	(2,404,020)
Accumulated other comprehensive loss	(242,241)	(226,376)
Total stockholders’ deficit	(1,395,078)	(1,098,095)
Total liabilities and stockholders’ deficit	$2,439,167	$2,827,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$668,313	$629,131	$1,299,590	$1,241,335
Cost of revenue	184,268	168,623	359,947	336,424
Gross profit	484,045	460,508	939,643	904,911
Operating expenses:
Marketing	190,928	191,053	365,167	362,910
Product development	100,921	99,326	199,973	200,136
General and administrative	66,928	76,029	129,389	149,935
Asset impairment charge	—	—	—	101,703
Total operating expenses	358,777	366,408	694,529	814,684
Income from operations	125,268	94,100	245,114	90,227
Other income (expense):
Interest expense	(5,630)	(3,773)	(11,278)	(7,177)
Interest and other income	11,515	9,031	24,129	17,337
Foreign exchange gain (loss)	3,818	(25,356)	6,266	(40,972)
Loss on sale of business	—	(5,097)	—	(5,097)
Other income (expense), net	9,703	(25,195)	19,117	(35,909)
Income from continuing operations before income taxes	134,971	68,905	264,231	54,318
Provision for income taxes from continuing operations	(20,632)	(23,267)	(45,230)	(43,767)
Net income from continuing operations	114,339	45,638	219,001	10,551
Discontinued operations:
Loss from discontinued operations before income taxes	(160,769)	(17,759)	(196,578)	(36,491)
(Provision) benefit for income taxes from discontinued operations	(220)	961	607	2,684
Net loss from discontinued operations	(160,989)	(16,798)	(195,971)	(33,807)
Net (loss) income	$(46,650)	$28,840	$23,030	$(23,256)

Basic net income from continuing operations per share attributable to common stockholders	$1.21	$0.44	$2.29	$0.10
Total basic net (loss) income per share attributable to common stockholders	$(0.49)	$0.28	$0.24	$(0.22)

Diluted net income from continuing operations per share attributable to common stockholders	$0.98	$0.39	$1.87	$0.10
Total diluted net (loss) income per share attributable to common stockholders	$(0.36)	$0.25	$0.25	$(0.22)

Weighted-average common shares outstanding:
Basic	94,358	103,212	95,618	105,246
Diluted	119,961	121,514	120,908	107,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(46,650)	$28,840	$23,030	$(23,256)
Other comprehensive (loss) income:
Cumulative translation adjustment, net of tax of $(2),$4,685, $(1,387), and $4,685, respectively	(1,872)	48,445	(14,806)	77,537
Unrealized (losses) gains on investments, net of tax of $(100), $13, $(344), and $75 respectively	(309)	41	(1,059)	229
Total other comprehensive (loss) income	(2,181)	48,486	(15,865)	77,766
Comprehensive (loss) income	$(48,831)	$77,326	$7,165	$54,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of March 31, 2026	94,887	$95	$1,583,820	$(2,480,727)	$(240,060)	$(1,136,872)
Stock-based compensation	—	—	61,531	—	—	61,531
Exercise of vested options	657	1	8,010	—	—	8,011
Vesting of restricted stock units, net of shares withheld	699	1	(27,664)	—	—	(27,663)
Stock repurchase	(3,873)	(5)	—	(251,249)	—	(251,254)
Other comprehensive loss	—	—	—	—	(2,181)	(2,181)
Net loss	—	—	—	(46,650)	—	(46,650)
Balance as of June 30, 2026	92,370	$92	$1,625,697	$(2,778,626)	$(242,241)	$(1,395,078)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2025	97,031	$97	$1,532,204	$(2,404,020)	$(226,376)	$(1,098,095)
Stock-based compensation	—	—	$124,740	—	—	124,740
Exercise of vested options	844	1	10,248	—	—	10,249
Vesting of restricted stock units, net of shares withheld	1,036	1	(41,495)	—	—	(41,494)
Stock repurchase	(6,541)	(7)	—	(397,636)	—	(397,643)
Other comprehensive loss	—	—	—	—	(15,865)	(15,865)
Net income	—	—	—	23,030	—	23,030
Balance as of June 30, 2026	92,370	$92	$1,625,697	$(2,778,626)	$(242,241)	$(1,395,078)

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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$23,030	$(23,256)
Net loss from discontinued operations	(195,971)	(33,807)
Net income from continuing operations	219,001	10,551
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	104,147	109,099
Depreciation and amortization expense	30,544	31,787
Provision for expected credit losses	2,650	4,908
Deferred provision (benefit) for income taxes	18,447	(1,018)
Asset impairment charge	—	101,703
Other non-cash (income) expense, net	(8,604)	33,184
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	13,746	44,509
Non-current assets	(3,239)	2,255
Current liabilities	(110,473)	(172,172)
Non-current liabilities	2,222	4,006
Net cash provided by operating activities of continuing operations	268,441	168,812
Net cash used in operating activities of discontinued operations	(147,144)	(11,492)
Net cash provided by operating activities	121,297	157,320
Cash flows from investing activities
Purchases of property and equipment	(2,718)	(10,101)
Website and app development	(14,915)	(18,318)
Purchases of investments	(179,142)	(197,570)
Sales and maturities of investments	156,256	184,207
Proceeds from sale of business, net of cash sold	—	100,485
Net cash (used in) provided by investing activities of continuing operations	(40,519)	58,703
Net cash used in investing activities of discontinued operations	(6,529)	(3,157)
Net cash (used in) provided by investing activities	(47,048)	55,546
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(40,687)	(28,959)
Repurchase of stock	(394,925)	(523,852)
Proceeds from exercise of stock options	10,249	5,654
Proceeds from issuance of convertible senior notes	—	700,000
Payment of debt issuance costs	—	(10,500)
Payments on finance lease obligations	(3,192)	(3,045)
Other financing, net	(753)	(17,226)
Net cash (used in) provided by financing activities	(429,308)	122,072
Effect of exchange rate changes on cash	(10,063)	37,241
Net (decrease) increase in cash and cash equivalents	(365,122)	372,179
Cash, cash equivalents, and restricted cash at beginning of period	1,404,360	811,178
Cash, cash equivalents, and restricted cash at end of period	$1,039,238	$1,183,357

Etsy, Inc.

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$22,804	$41,883
Supplemental non-cash disclosures from continuing operations:
Stock-based compensation capitalized in website and app development	$7,095	$10,420
Lease assets obtained in exchange for new lease liabilities	$3,494	$—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2026	2025
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$901,281	$1,154,952
Restricted cash	7,655	—
Cash and cash equivalents of discontinued operations	130,302	28,405
Total cash, cash equivalents, and restricted cash	$1,039,238	$1,183,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Etsy operates a two-sided online marketplace that connects millions of creative entrepreneurs with buyers around the world.
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
As previously disclosed, on February 15, 2026, the Company executed a Sale and Purchase Agreement (the “Original Purchase Agreement”) to sell all of the outstanding equity interests of Depop Limited (“Depop”), its fashion resale marketplace, to eBay Inc. (“eBay”), a Delaware corporation. The Original Purchase Agreement, as supplemented May 21, 2026 (the “First Amendment”) and as amended July 12, 2026 (the “Second Amendment”), is referred to herein collectively as the “Purchase Agreement.” The First Amendment was intended to enable Etsy and Depop to make continued investments, in their sole discretion, to maintain the competitiveness of the Depop business. The Second Amendment established a lockbox structure to fix the economic measurement date for purchase price adjustments (other than transaction expenses) as of July 17, 2026 (the “Lockbox Date”), among other things. On July 30, 2026 (the “Closing Date”), the Company completed the sale of Depop.
The divestiture of the Depop business meets the held for sale criteria as of June 30, 2026 and is presented as discontinued operations for all periods presented. Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations and exclude the results of the Depop marketplace. Refer to “Note 2—Discontinued Operations” for additional information.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of June 30, 2026, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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
Recently Issued Accounting Pronouncements
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes standardized requirements for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual periods, and are to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
Note 2—Discontinued Operations
The Company entered into a Purchase Agreement to sell Depop to eBay, in an effort to focus on driving growth in the core Etsy marketplace, for a base purchase price of $1.2 billion in cash, subject to certain purchase price adjustments as set forth in the Purchase Agreement. Purchase price adjustments include those for Depop’s working capital, transaction expenses, cash, and indebtedness as well as for the value of any forfeited equity awards of Depop employees continuing with eBay, and for certain investments Etsy and Depop, in their sole discretion, made in the Depop business prior to the Lockbox Date.
The Company determined the assets of the Depop subsidiary met the criteria for classification as held for sale as of June 30, 2026. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of Depop and determined the disposal represents a strategic shift that has a major effect on its operations and financial results. As such, the assets and liabilities, results of operations, and cash flows of Depop are presented as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. In addition, divestiture-related expenses incurred as part of the Depop divestiture have been reflected in discontinued operations.
On the Closing Date, the Company completed the sale of Depop to eBay for aggregate cash consideration of approximately $1.4 billion, reflecting the purchase price of $1.2 billion plus $200 million of net purchase price adjustments and interest as set forth in the Purchase Agreement.
The Company expects to recognize an estimated gain on the disposal of Depop of approximately $840 million in the third quarter of 2026. The actual gain will be determined based on the final carrying value of Depop’s net assets as of the Closing Date as well as any post-closing adjustments, and thus, may differ from this estimate. The gain on disposal, together with Depop’s results of operations through the Closing Date, will be reported within “Net income (loss) from discontinued operations” in the Consolidated Statements of Operations for the three and nine months ending September 30, 2026.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Financial Information of Discontinued Operations (Depop)
The following table summarizes the major line items for Depop that are included in the net loss from discontinued operations in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$76,415	$43,532	$136,153	$82,504
Cost of revenue	35,833	24,926	68,038	49,185
Gross profit	40,582	18,606	68,115	33,319
Operating expenses:
Marketing	170,216	21,056	212,270	38,204
Product development	14,756	12,536	27,930	22,236
General and administrative	15,679	2,685	24,521	9,005
Total operating expenses	200,651	36,277	264,721	69,445
Loss from discontinued operations	(160,069)	(17,671)	(196,606)	(36,126)
Other (expense) income, net	(700)	(88)	28	(365)
Loss from discontinued operations before income taxes	(160,769)	(17,759)	(196,578)	(36,491)
(Provision) benefit for income taxes	(220)	961	607	2,684
Net loss from discontinued operations	$(160,989)	$(16,798)	$(195,971)	$(33,807)
The following table summarizes the carrying amounts of major classes of assets and liabilities of Depop’s discontinued operations (in thousands):

	As of June 30, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$130,302	$40,408
Prepaid and other current assets	15,083	13,414
Property and equipment, net	28,916	23,645
Intangible assets, net	275,447	282,841
Other assets	671	740
Total assets	$450,419	$361,048
Liabilities
Accrued expenses	$70,579	$50,815
Other current liabilities	5,626	1,459
Other liabilities	—	1,107
Total liabilities	$76,205	$53,381
Note 3—Sale of Business
On April 21, 2025, the Company entered into an agreement to sell Reverb to Reverb IntermediateCo LLC, a Delaware limited liability company and wholly owned subsidiary of Reverb Partners LLC, a Delaware limited liability company, in an effort to focus on driving growth in the core Etsy marketplace. Reverb Partners LLC is an affiliate of Servco Pacific Inc., a Hawaii corporation, and Creator Partners LLC, a Delaware limited liability company, for a purchase price of $105.0 million in cash, subject to certain closing adjustments.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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

As of June 2, 2025
Assets
Current assets:
Cash and cash equivalents	$9,212
Funds receivable and seller accounts	19,861
Other current assets	4,448
Total current assets	33,521
Property and equipment, net	17,372
Intangible assets, net	107,390
Other assets	2,344
Total assets	$160,627
Liabilities
Current liabilities:
Funds payable and amounts due to sellers	$19,814
Other current liabilities	11,391
Total current liabilities	31,205
Deferred tax liabilities	13,319
Other liabilities	2,779
Total liabilities	$47,303
Note 4—Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketplace revenue	$456,074	$435,026	$888,847	$863,262
Services revenue	212,239	194,105	410,743	378,073
Revenue	$668,313	$629,131	$1,299,590	$1,241,335
Contract balances
Deferred revenues
The amount of revenue recognized in the six months ended June 30, 2026 that was included in the deferred balance at January 1, 2026 was $22.3 million.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 5—Income Taxes
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
For the six months ended June 30, 2026, the Company’s effective income tax rate was 17.1% representing a provision for income taxes from continuing operations recorded on net income from continuing operations before taxes. The effective tax rate for the six months ended June 30, 2026 was favorably impacted by foreign operations taxed at a lower rate.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $3.8 million in the six months ended June 30, 2026, from $55.7 million as of December 31, 2025 to $59.5 million as of June 30, 2026. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $55.3 million as of June 30, 2026. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the six months ended June 30, 2026, the Company recorded interest and penalties of $2.7 million as a component of income tax expense, which increased the cumulative balance from $9.8 million as of December 31, 2025 to $12.5 million as of June 30, 2026.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 6—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations—basic	$114,339	$45,638	$219,001	$10,551
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,333	1,873	6,666	—
Net income from continuing operations—diluted	$117,672	$47,511	$225,667	$10,551

Net loss from discontinued operations—basic and diluted	$(160,989)	$(16,798)	$(195,971)	$(33,807)

Total net (loss) income—basic	$(46,650)	$28,840	$23,030	$(23,256)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,333	1,873	6,666	—
Total net (loss) income—diluted	$(43,317)	$30,713	$29,696	$(23,256)

Denominator:
Weighted-average common shares outstanding—basic	94,358	103,212	95,618	105,246
Dilutive effect of outstanding stock-based compensation awards	2,730	2,243	2,417	2,147
Dilutive effect of assumed conversion of convertible senior notes	22,873	16,059	22,873	—
Weighted-average common shares outstanding—diluted	119,961	121,514	120,908	107,393

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$1.21	$0.44	$2.29	$0.10
Discontinued operations	(1.70)	(0.16)	(2.05)	(0.32)
Total basic net (loss) income per share attributable to common stockholders	$(0.49)	$0.28	$0.24	$(0.22)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.98	$0.39	$1.87	$0.10
Discontinued operations	(1.34)	(0.14)	(1.62)	(0.32)
Total diluted net (loss) income per share attributable to common stockholders	$(0.36)	$0.25	$0.25	$(0.22)
The following potentially issuable common shares were excluded from the calculation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation awards	1,201	5,391	2,486	5,404
Convertible senior notes	—	—	—	22,873
Total anti-dilutive securities	1,201	5,391	2,486	28,277

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 7—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of June 30, 2026	As of December 31, 2025
Balance as of the beginning of the period	$38,067	$137,089
Impairment charge	—	(101,703)
Foreign currency translation adjustments	(659)	2,681
Balance as of the end of the period	$37,408	$38,067
During the first quarter of 2025, circumstances changed for the Reverb reporting unit, making a sale of the business more likely than not. This triggered a quantitative impairment test of its goodwill, finite-lived intangible assets, and other long-lived assets as of March 31, 2025.
The quantitative analysis indicated that the fair value of finite-lived intangible assets and other long-lived assets was sufficiently in excess of its carrying value. However, the carrying value of the Reverb reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $101.7 million in the first quarter of 2025 to write off goodwill in full for the Reverb reporting unit. The fair value estimate for the reporting unit considered both income and market approaches, ultimately concluding that the estimated proceeds from the potential sale of the business unit was the most reliable indicator of fair value as of March 31, 2025. The Company sold Reverb in the second quarter of 2025. See “Note 3—Sale of Business” for additional information. The remaining goodwill balance is allocated to the Etsy reporting unit.
Note 8—Segment and Geographic Information
For the three and six months ended June 30, 2026, the Company had one operating and reportable segment, Etsy. Following the sale of Reverb in the second quarter of 2025, the Company had two operating segments, Etsy and Depop, which at the time qualified for aggregation as one reportable segment because they met the quantitative and qualitative aggregation criteria prescribed by ASC 280, Segment Reporting. Depop, beginning in the first quarter of 2026, is classified as discontinued operations for all periods presented, as discussed in “Note 2—Discontinued Operations.”
The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews operating results to assess performance and allocate resources at the segment level. In connection with Depop’s classification as discontinued operations, the Company changed its measure of profit or loss. The Company has concluded that net income from continuing operations is the measure of profit or loss required to be disclosed under ASC 280 for its single operating segment, although Adjusted EBITDA is another measure of operating performance that continues to be used by the CODM.
The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of revenue, marketing, product development, and general and administrative, which are presented on the face of the Consolidated Statements of Operations and included within net income from continuing operations. Other segment items include asset impairment charge, other income (expense), net, and provision for income taxes from continuing operations, which represent the total expenses included in net income from continuing operations, but are not regularly provided to the CODM. The CODM does not review segment assets at a different asset level or category as compared to what is presented in the Consolidated Balance Sheets.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$315,904	$309,232	$614,878	$611,503
United Kingdom	63,442	64,180	127,353	127,599
All Other	288,967	255,719	557,359	502,233
Revenue	$668,313	$629,131	$1,299,590	$1,241,335
For the three and six months ended June 30, 2026, no individual country’s revenue exceeded 10% of total revenue, with the exception of the United States. For the three and six months ended June 30, 2025, the United States and United Kingdom exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of June 30, 2026	As of December 31, 2025
United States	$123,954	$130,711
Ireland	15,149	12,316
All Other	8,542	9,348
Long-lived assets	$147,645	$152,375
No individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets, with the exception of the United States and Ireland as of June 30, 2026 and the United States as of December 31, 2025.
Note 9—Fair Value Measurements
As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of June 30, 2026 and December 31, 2025, the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
June 30, 2026
Level 1
Money market funds (1)	$686,107	$—	$—	$686,107	$658,891	$—	$—
U.S. Government securities	74,417	(176)	7	74,248	—	47,166	27,082
	760,524	(176)	7	760,355	658,891	47,166	27,082
Level 2
Certificate of deposit	15,354	(6)	4	15,352	—	15,352	—
Commercial paper	46,467	(38)	1	46,430	2,992	43,438	—
Corporate bonds	216,489	(484)	85	216,090	—	111,051	105,039
	278,310	(528)	90	277,872	2,992	169,841	105,039
Level 3
Loans receivable - held for investment	17,500	—	—	17,500	—	4,000	13,500
	17,500	—	—	17,500	—	4,000	13,500
	$1,056,334	$(704)	$97	$1,055,727	$661,883	$221,007	$145,621
Measured at NAV (2)
Third-party managed funds						—	15,044
						$221,007	$160,665
December 31, 2025
Level 1
Money market funds	$946,932	$—	$—	$946,932	$946,932	$—	$—
U.S. Government securities	76,816	—	204	77,020	—	52,002	25,018
	1,023,748	—	204	1,023,952	946,932	52,002	25,018
Level 2
Certificate of deposit	20,913	—	30	20,943	—	19,240	1,703
Commercial paper	32,409	—	26	32,435	—	32,435	—
Corporate bonds	199,920	(12)	549	200,457	—	118,411	82,046
	253,242	(12)	605	253,835	—	170,086	83,749
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,289,990	$(12)	$809	$1,290,787	$946,932	$222,088	$121,767
Measured at NAV (2)
Third-party managed funds						2,000	12,609
						$224,088	$134,376
(1)$27.2 million of money market funds were classified as funds receivable and seller accounts as of June 30, 2026.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of June 30, 2026
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$64,272	$(176)	$—	$—
Certificate of deposit	7,463	(6)	—	—
Commercial paper	38,466	(38)	—	—
Corporate bonds	152,736	(484)	—	—
Total	$262,937	$(704)	$—	$—

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
Corporate bonds	$17,577	$(12)	$—	$—
Total	$17,577	$(12)	$—	$—
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there has been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three and six months ended June 30, 2026 or 2025.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Disclosure of Fair Values
The Company’s financial instruments that are not remeasured at fair value in the Consolidated Balance Sheets include the $700.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2025 Notes”), the $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2028 (the “2021 Notes”), the $650.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2027 (the “2020 Notes”), and the $649.9 million aggregate principal amount of 0.125% Convertible Senior Notes due 2026 (the “2019 Notes” and, together with the 2025 Notes, 2021 Notes, and 2020 Notes, the “Notes”). See “Note 11—Debt” for additional information. The Company estimates the fair value of the Notes through inputs that are observable in the market, classified as Level 2 as described above. The following table presents the carrying value and estimated fair value of the Notes as of the dates indicated (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$691,024	$808,640	$689,890	$709,800
2021 Notes	996,279	913,000	995,329	891,300
2020 Notes	648,608	614,575	648,011	608,595
2019 Notes	649,594	661,065	649,008	655,736
	$2,985,505	$2,997,280	$2,982,238	$2,865,431
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 10—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of June 30, 2026	As of December 31, 2025
Vendor accruals	$89,567	$129,336
Pass-through marketplace tax collection obligation	84,424	125,883
Employee compensation-related liabilities	54,414	67,206
Taxes payable	19,400	19,775
Total accrued expenses	$247,805	$342,200

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 11—Debt
The following table presents the outstanding principal amount and carrying value of short- and long-term debt as of the dates indicated (in thousands):

	As of June 30, 2026
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	8,976	3,721	1,392	293	14,382
Net carrying value	$691,024	$996,279	$648,608	$649,594	$2,985,505

	As of December 31, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	10,110	4,671	1,989	879	17,649
Net carrying value	$689,890	$995,329	$648,011	$649,008	$2,982,238
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2025 Notes	June 15, 2030	February 15, 2030	11.6570	$85.79	1.3%
2021 Notes	June 15, 2028	February 15, 2028	4.0518	246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)The 2019 Notes became freely convertible at the option of holders on June 1, 2026 and will remain so through the close of business on the second scheduled trading day immediately preceding their October 1, 2026 maturity date. None of the conditions permitting early conversion of the 2025 Notes, 2021 Notes, or 2020 Notes were met during the quarter ended June 30, 2026.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay by delivery of cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2025 Notes, 2021 Notes, and 2020 Notes in cash and, therefore, the aforementioned notes are classified as long-term debt in the Consolidated Balance Sheets. The 2019 Notes will mature on October 1, 2026 and therefore, are classified as short-term debt in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
Upon conversion of the 2019 Notes, the Company will settle the principal amount in cash and the conversion value in excess of the principal amount, if any, in shares of the Company's common stock.
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
Interest Expense
Interest expense related to each of the Notes consisted of coupon interest and amortization of debt issuance costs, and was $4.4 million and $2.5 million in the three months ended June 30, 2026 and 2025, respectively, and $8.8 million and $4.6 million in the six months ended June 30, 2026 and 2025, respectively.
Fair Value of Notes
The estimated fair value of each of the Notes was determined through inputs that are observable in the market, and are classified as Level 2. See “Note 9—Fair Value Measurements” for more information regarding the fair value of the Notes.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The initial terms of the Company’s outstanding Capped Call Transactions are presented below:

Capped Call Transactions	Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 15, 2028	$340.42	100%
2020 Capped Call Transactions	September 1, 2027	327.83	150%
2019 Capped Call Transactions	October 1, 2026	148.63	150%
2023 Credit Agreement
On March 24, 2023, the Company entered into a $400.0 million senior secured revolving credit facility pursuant to an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders, and JPMorgan Chase Bank N.A., as administrative Agent. The 2023 Credit Agreement has been subsequently amended, including by a First Amendment to the 2023 Credit Agreement dated June 2, 2025 and a Second Amendment to the 2023 Credit Agreement dated July 30, 2026 which, among other things, permitted the dispositions of the shares of Reverb and Depop, respectively, in conjunction with the sales of those businesses. The 2023 Credit Agreement will mature in March 2028 and includes a letter of credit sublimit of $60.0 million and a swingline loan sublimit of $20.0 million.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of June 30, 2026.
Note 12—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the six months ended June 30, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 13—Stockholders’ Deficit
In June 2023, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $1 billion of its common stock. The program was completed in the first quarter of 2025.
In October 2024, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). The program was completed in the second quarter of 2026.
In December 2025, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $750 million of its common stock (the “December 2025 Stock Repurchase Program”).
As of June 30, 2026, the remaining amount available to be repurchased under the December 2025 Stock Repurchase Program was $578.2 million.
On August 3, 2026, the Audit Committee of the Board of Directors, acting pursuant to a delegation of authority from the Board of Directors, approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $2 billion of its common stock.
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
Under the stock repurchase programs, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock have been and could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
During the three and six months ended June 30, 2026, the Company repurchased approximately 3.9 million and 6.5 million shares, respectively, at an average price of $64.47 and $60.38 per share, respectively, excluding broker commissions and excise tax, under the October 2024 and December 2025 Stock Repurchase Programs noted above.
All repurchased shares of common stock have been retired.
Note 14—Stock-Based Compensation
2024 Equity Incentive Plan
During the three and six months ended June 30, 2026, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). LTC awards are not included in the stock-based compensation awards disclosures below. In June 2026, the Company’s stockholders approved an amendment to increase the number of shares available for issuance under the 2024 Plan by 3,824,088 shares. At June 30, 2026, 23,104,150 shares were authorized under the 2024 Plan and 7,725,790 shares were available for future grant.
2024 Inducement Plan
The Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) was terminated on March 6, 2026, and no further awards will be granted thereunder.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, and includes awards related to continuing and discontinued operations, during the six months ended June 30, 2026 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	7,942	$63.21
Granted	3,652	55.25
Vested	(1,801)	73.34
Forfeited/Canceled	(572)	63.22
Unvested at June 30, 2026 (1)	9,221	58.08
(1) Includes 1.2 million shares underlying unvested awards held by employees of Depop as of June 30, 2026. Subsequent to June 30, 2026, upon completion of the sale of Depop, unvested Depop awards were forfeited. See “Note 2—Discontinued Operations” for further discussion of the executed Purchase Agreement.
The total unrecognized compensation expense at June 30, 2026 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $445.6 million, which will be recognized over an estimated weighted-average amortization period of 2.30 years.
Stock-based compensation expense included in continuing operations in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$4,730	$6,775	$10,562	$13,661
Marketing	3,698	4,500	7,470	4,564
Product development	26,132	28,239	53,670	60,225
General and administrative	16,624	13,407	32,445	30,649
Stock-based compensation expense	$51,184	$52,921	$104,147	$109,099
Note 15—Subsequent Events
On August 3, 2026, the Audit Committee of the Board of Directors, acting pursuant to a delegation of authority from the Board of Directors, approved a restructuring plan intended to better align the organization with Etsy's long-term strategic priorities, including by simplifying Etsy’s structure to improve coordination and speed of decision-making (the “Restructuring Plan”).
The Restructuring Plan includes a reduction of the Etsy marketplace workforce by approximately 220 employees, or approximately 12%. Following the Restructuring Plan, headcount is expected to be approximately 1,600 people.
In connection with the Restructuring Plan, Etsy estimates that it will incur approximately $35 million in charges, largely made up of cash expenditures, consisting of severance payments, employee benefits, and related costs. Etsy expects that the charges will be incurred and the execution of the Restructuring Plan will be substantially complete by the end of the third quarter of 2026.
Additionally, on August 3, 2026, the Audit Committee of the Board of Directors, acting pursuant to a delegation of authority from the Board of Directors, approved a new stock repurchase program (see "Note 13—Stockholders' Deficit"), and on July 30, 2026, the Company completed the sale of Depop to eBay (see "Note 2—Discontinued Operations").

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

Overview
Business
Etsy operates a two-sided online marketplace that connects millions of creative entrepreneurs with buyers around the world.
The Etsy marketplace is the global destination for unique, creative goods from independent sellers, connecting artisans with thoughtful consumers seeking items that reflect their tastes and values.
On February 15, 2026, we executed a Sale and Purchase Agreement (the “Original Purchase Agreement”) to sell all of the outstanding equity interests of Depop Limited (“Depop”), our fashion resale marketplace, to eBay Inc. (“eBay”) for a base purchase price of $1.2 billion in cash, subject to certain purchase price adjustments as set forth in the Purchase Agreement. The Original Purchase Agreement, as supplemented May 21, 2026 (the “First Amendment”) and as amended July 12, 2026 (the “Second Amendment”), is referred to herein collectively as the “Purchase Agreement.” The sale closed on July 30, 2026 (the “Closing Date”). See Part I, Item 1, “Note 2—Discontinued Operations” for further discussion of the executed Purchase Agreement. We continued to own and operate Depop through the date of sale, with Depop’s assets and liabilities, results of operations, and related cash flows presented as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Unless otherwise noted, all financial results and other metrics discussed in this report are for continuing operations only. In keeping with our current capital allocation approach, we plan to utilize the proceeds from this transaction for general corporate purposes, continued share repurchases, and investment in the Etsy marketplace.
On August 3, 2026, the Audit Committee of the Board of Directors approved a Restructuring Plan intended to better align the organization with Etsy's long-term strategic priorities, including by simplifying Etsy’s structure to improve coordination and speed of decision-making (the “Restructuring Plan”). The Restructuring Plan includes an approximate 12% net reduction of the Etsy marketplace workforce, which is approximately 220 employees. Charges of approximately $35 million related to restructuring and other exit costs are expected to be incurred in the third quarter of 2026, and the execution of the Restructuring Plan is expected to be substantially complete by the end of the third quarter of 2026. While we expect the reorganization to lower operating costs in the near term, we will also continue to invest to build the organization necessary to execute our strategy and drive Etsy’s long-term growth.
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

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). Our key operating and financial metrics are presented on a continuing operations basis in the table below for all periods presented, since Depop is presented as a discontinued operation due to its pending sale as of June 30, 2026. The sale closed on July 30, 2026. See Part I, Item 1, “Note 2—Discontinued Operations” for further discussion of the executed Purchase Agreement. Due to the sale of Reverb on June 2, 2025, continuing operations for the three and six months ended June 30, 2025 includes Etsy marketplace and Reverb marketplace through the date of sale, but the three and six months ended June 30, 2026 reflects the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable. To provide investors with a meaningful basis for comparing our results year-over-year, we have presented Etsy marketplace results for the three and six months ended June 30, 2025. Our calculation of trailing twelve months free cash flow includes activity for combined continuing and discontinued operations. See “Non-GAAP Financial Measures” for more information regarding our use of Etsy marketplace financial metrics, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow, and reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.
Our key operating and financial metrics are (in thousands, except percentages):

	Three Months Ended June 30,			% Growth (Decline) Y/Y for Continuing Operations		% Growth (Decline) Y/Y for the Etsy Marketplace (Non-GAAP) (1)
	2026	2025
	Continuing Operations	Continuing Operations	Etsy Marketplace (Non-GAAP)
GMS (2)	$2,582,892	$2,556,644	$2,403,655	1.0%		7.5%
Revenue	$668,313	$629,131	$611,542	6.2%		9.3%
Revenue take rate (3)	25.9%	24.6%	25.4%	130	bps	50	bps
Marketplace revenue	$456,074	$435,026	$420,717	4.8%		8.4%
Services revenue	$212,239	$194,105	$190,825	9.3%		11.2%
Gross profit	$484,045	$460,508	$450,946	5.1%		7.3%
Operating expenses	$358,777	$366,408	$355,542	(2.1)%		0.9%
Net income	$114,339	$45,638	$47,306	150.5%		141.7%
Net income margin	17.1%	7.3%	7.7%	980	bps	940	bps
Adjusted EBITDA (Non-GAAP)	$195,358	$170,299	$167,592	14.7%		16.6%
Adjusted EBITDA margin (Non-GAAP)	29.2%	27.1%	27.4%	210	bps	180	bps
Active sellers (4)	5,706	5,388	5,388	5.9%		5.9%
Active buyers (5)	86,969	87,340	87,340	(0.4)%		(0.4)%

	Six Months Ended June 30,			% (Decline) Growth Y/Y for Continuing Operations		% Growth (Decline) Y/Y for the Etsy Marketplace (Non-GAAP) (1)
	2026	2025
	Continuing Operations	Continuing Operations	Etsy Marketplace (Non-GAAP)
GMS (2)	$5,043,087	$5,116,465	$4,735,117	(1.4)%		6.5%
Revenue	$1,299,590	$1,241,335	$1,198,099	4.7%		8.5%
Revenue take rate (3)	25.8%	24.3%	25.3%	150	bps	50	bps
Marketplace revenue	$888,847	$863,262	$827,682	3.0%		7.4%
Services revenue	$410,743	$378,073	$370,417	8.6%		10.9%
Gross profit	$939,643	$904,911	$883,114	3.8%		6.4%
Operating expenses	$694,529	$814,684	$684,557	(14.7)%		1.5%
Net income	$219,001	$10,551	$118,797	1,975.6%		84.3%
Net income margin	16.9%	0.8%	9.9%	1,610	bps	700	bps
Adjusted EBITDA (Non-GAAP)	$380,069	$343,820	$338,241	10.5%		12.4%
Adjusted EBITDA margin (Non-GAAP)	29.2%	27.7%	28.2%	150	bps	100	bps
Active sellers (4)	5,706	5,388	5,388	5.9%		5.9%
Active buyers (5)	86,969	87,340	87,340	(0.4)%		(0.4)%
(1)% growth (decline) Y/Y for the Etsy marketplace is the change in continuing operations for the three and six months ended June 30, 2026, which represents activity for the Etsy marketplace only, compared to the Etsy marketplace excluding Reverb for the three and six months ended June 30, 2025, as Reverb was sold in the second quarter of 2025.
(2)Excluded from the tables above is gross merchandise sales (“GMS”) for Depop, which was $455.7 million and $249.6 million for the three months ended June 30, 2026 and 2025, respectively, and $804.6 million and $483.1 million for the six months ended June 30, 2026 and 2025, respectively. GMS is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. GMS does not represent revenue earned by us.
(3)Revenue take rate is revenue divided by GMS.
(4)Active sellers for the three and six months ended June 30, 2026 and 2025 represent the Etsy marketplace only as Reverb was sold on June 2, 2025 and Depop is presented as discontinued operations. An active seller is a seller who has had a charge or sale in the last 12 months. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor, and from time to time adjust, the criteria for disqualifying a seller as an active seller.
(5)Active buyers for the three and six months ended June 30, 2026 and 2025 represent the Etsy marketplace only as Reverb was sold on June 2, 2025 and Depop is presented as discontinued operations. An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces.

	As of June 30,		% Decline Y/Y
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities - trailing twelve months	$657,391	$689,695	(4.7)%
Free cash flow - trailing twelve months (Non-GAAP)	$610,141	$634,622	(3.9)%
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
GMS
GMS from continuing operations increased by $26.2 million to $2,582.9 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and decreased by $73.4 million to $5,043.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in GMS between the three months ended June 30, 2026 and 2025 reflects an increase of $179.2 million related to the Etsy marketplace, partially offset by a decrease of $153.0 million from the sale of Reverb. The decrease in GMS between the six months ended June 30, 2026 and 2025 reflects a decrease of $381.3 million from the sale of Reverb, partially offset by an increase of $308.0 million from the Etsy marketplace.

Etsy marketplace year-over-year GMS growth for the three and six months ended June 30, 2026, which excludes Reverb from the prior year period, was up 7.5% and 6.5%, respectively. This growth was driven by continued progress against our strategic priorities, which are translating into underlying improvements across our marketplace, reflected in improving buyer and seller trends and stronger marketplace health. The first quarter of 2026 also benefited from foreign exchange tailwinds and softer performance in the prior year comparable period. The Etsy marketplace GMS per active buyer on a trailing twelve month basis increased 2.8% year-over-year to $124, partially offset by a year-over-year decline of 0.4% of active buyers on the Etsy marketplace to 87.0 million.
U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S, net of refunds is non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percent U.S. Buyer GMS - Continuing operations	75%	75%	74%	75%
Percent U.S. Buyer GMS - Etsy marketplace	75%	74%	74%	74%
There is considerable uncertainty regarding macroeconomic conditions, including geopolitical conflicts, the evolving tariff landscape, and inflationary pressures, and the impact any of the foregoing might have on consumer demand and discretionary wallet share. Any circumstances that reduce consumer demand or hinder our sellers' cross-border trade may adversely affect our business. See Part II, Item 1A, “Risk Factors” for further detail.
Currency-Neutral GMS
We calculate currency-neutral GMS by translating current period GMS for goods sold that were listed in non-U.S. dollar currencies into U.S. dollars using prior year foreign currency exchange rates.
As reported and currency-neutral GMS growth (decline) for the periods presented below are as follows:

	2026			2025
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
Three months ended June 30,
GMS - Continuing operations	1.0%	0.8%	0.2%	(7.5)%	(8.5)%	1.0%
GMS - Etsy marketplace	7.5%	7.2%	0.3%	(5.4)%	(6.3)%	0.9%
Six months ended June 30,
GMS - Continuing operations	(1.4)%	(2.4)%	1.0%	(8.2)%	(8.3)%	0.1%
GMS - Etsy marketplace	6.5%	5.4%	1.1%	(7.1)%	(7.2)%	0.1%

Results of Operations
Comparison of Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue:
Marketplace	$456,074	$435,026	$21,048	4.8%
Percentage of total revenue	68.2%	69.1%
Services	$212,239	$194,105	$18,134	9.3%
Percentage of total revenue	31.8%	30.9%
Total revenue	$668,313	$629,131	$39,182	6.2%
Revenue increased driven by an increase in both marketplace and services revenue.
Marketplace revenue increased primarily due to a $17.8 million increase in Etsy transaction fee revenue and a $14.5 million increase in Etsy payments revenue, both driven by an increase in Etsy marketplace GMS. These increases in marketplace revenue were partially offset by a decrease of $14.3 million related to the sale of Reverb on June 2, 2025.
Services revenue increased primarily due to a $19.1 million increase in advertising revenue, primarily driven by higher click volume on Etsy Ads.

Costs and Operating Expenses
Cost of Revenue

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Cost of revenue	$184,268	$168,623	$15,645	9.3%
Percentage of total revenue	27.6%	26.8%
The increase in cost of revenue was primarily driven by an increase in payments fees, cost of refunds, and, to a lesser extent, cloud-related hosting and bandwidth costs, partially offset by the sale of Reverb on June 2, 2025.
Marketing

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Marketing	$190,928	$191,053	$(125)	(0.1)%
Percentage of total revenue	28.6%	30.4%
Marketing expenses decreased primarily due to the sale of Reverb on June 2, 2025, offset by an increase due to targeted shifts in portfolio mix, in which strong returns in specific channels supported incremental spend. Paid GMS was 25% of overall GMS for the three months ended June 30, 2026 compared to 24% for the three months ended June 30, 2025.

Product development

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Product development	$100,921	$99,326	$1,595	1.6%
Percentage of total revenue	15.1%	15.8%
Product development expenses increased primarily due to increased cash-based compensation and benefits. This increase is partially offset by a decrease in stock-based compensation expense and the sale of Reverb on June 2, 2025.
General and administrative

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
General and administrative	$66,928	$76,029	$(9,101)	(12.0)%
Percentage of total revenue	10.0%	12.1%
General and administrative expenses decreased, primarily due to the sale of Reverb on June 2, 2025, lower professional services expenses, and net favorable non-income tax items. These decreases are partially offset by an increase in stock-based compensation expense.
Other Income (Expense), net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Other income (expense), net:
Interest expense	$(5,630)	$(3,773)	$(1,857)	49.2%
Interest and other income	11,515	9,031	2,484	27.5%
Foreign exchange gain (loss)	3,818	(25,356)	29,174	(115.1)%
Loss on sale of business	—	(5,097)	5,097	NM
Other income (expense), net	$9,703	$(25,195)	$34,898	(138.5)%
Percentage of total revenue	1.5%	(4.0)%
Other income, net increased from other expense, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a gain for the three months ended June 30, 2026 as compared to a loss for the three months ended June 30, 2025.
Provision for Income Taxes

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Provision for income taxes	$(20,632)	$(23,267)	$2,635	(11.3)%
Percentage of total revenue	(3.1)%	(3.7)%
The primary drivers of our income tax provision for the three months ended June 30, 2026 were tax expense on income before income taxes and state and local income taxes.
The primary drivers of our income tax provision for the three months ended June 30, 2025 were tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant and tax expense on income before income taxes.

Loss on Discontinued Operations

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on discontinued operations	$(160,989)	$(16,798)	$(144,191)	858.4%
Loss on discontinued operations for the three months ended June 30, 2026 and 2025 was $161.0 million and $16.8 million, respectively, reflecting operating results from Depop. The increase was primarily due to investments that Etsy made in the Depop business which after period end were recovered through purchase price adjustments at the Closing Date. See Part I, Item 1, “Note 2—Discontinued Operations” for more information regarding the financial results of discontinued operations.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Revenue:
Marketplace	$888,847	$863,262	$25,585	3.0%
Percentage of total revenue	68.4%	69.5%
Services	$410,743	$378,073	$32,670	8.6%
Percentage of total revenue	31.6%	30.5%
Total revenue	$1,299,590	$1,241,335	$58,255	4.7%
Revenue increased driven by an increase in both services and marketplace revenue.
Services revenue increased primarily due to a $33.5 million increase in advertising revenue, primarily driven by higher click volume and an increase in average price per click on Etsy Ads.
Marketplace revenue increased primarily due to a $27.4 million increase in Etsy transaction fee revenue and an increase in payments revenue of $26.0 million, both driven by an increase in Etsy marketplace GMS. These increases in marketplace revenue were partially offset by a decrease of $35.6 million related to the sale of Reverb on June 2, 2025.
Costs and Operating Expenses
Cost of Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Cost of revenue	$359,947	$336,424	$23,523	7.0%
Percentage of total revenue	27.7%	27.1%
The increase in cost of revenue was primarily driven by an increase in cost of refunds, payments fees, and, to a lesser extent, cloud-related hosting and bandwidth costs, partially offset by the sale of Reverb on June 2, 2025.

Marketing

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Marketing	$365,167	$362,910	$2,257	0.6%
Percentage of total revenue	28.1%	29.2%
Marketing expenses increased primarily due to targeted shifts in portfolio mix, in which strong returns in specific channels supported incremental spend and an increase in stock-based compensation, mainly resulting from forfeitures related to an executive departure in the six months ended June 30, 2025 that did not recur in the six months ended June 30, 2026. This increase was partially offset by the sale of Reverb on June 2, 2025, which reduced marketing expenses. Paid GMS was 23% of overall GMS for both the six months ended June 30, 2026 and 2025.
Product development

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Product development	$199,973	$200,136	$(163)	(0.1)%
Percentage of total revenue	15.4%	16.1%
Product development expenses decreased, primarily due to the sale of Reverb on June 2, 2025 and a decrease in stock-based compensation. These decreases were offset by an increase in cash-based compensation and benefits.
General and administrative

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
General and administrative	$129,389	$149,935	$(20,546)	(13.7)%
Percentage of total revenue	10.0%	12.1%
General and administrative expenses decreased, primarily due to the reversal of previously recognized Canadian digital services tax (“DST”) expense in the first quarter of 2026, following the repeal of the DST in Canada in March 2026. Additionally, general and administrative expenses decreased due to the sale of Reverb on June 2, 2025.
Asset impairment charge

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Asset impairment charge	$—	$101,703	$(101,703)	NM
Percentage of total revenue	—%	8.2%
Asset impairment charge was $101.7 million in the six months ended June 30, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 7—Goodwill” for more information.

Other Income (Expense), net

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(11,278)	$(7,177)	$(4,101)	57.1%
Interest and other income	24,129	17,337	6,792	39.2%
Foreign exchange gain (loss)	6,266	(40,972)	47,238	(115.3)%
Loss on sale of business	—	(5,097)	5,097	NM
Other income (expense), net	$19,117	$(35,909)	$55,026	(153.2)%
Percentage of total revenue	1.5%	(2.9)%
Other income, net increased from other expense, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a gain for the six months ended June 30, 2026 as compared to a loss for the six months ended June 30, 2025.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Provision for income taxes	$(45,230)	$(43,767)	$(1,463)	3.3%
Percentage of total revenue	(3.5)%	(3.5)%
The primary drivers of our income tax provision for the six months ended June 30, 2026 were tax expense on income before income taxes and state and local income taxes.
The primary drivers of our income tax provision for the six months ended June 30, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
Loss on Discontinued Operations

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on discontinued operations	$(195,971)	$(33,807)	$(162,164)	479.7%
Loss on discontinued operations for the six months ended June 30, 2026 and 2025 was $196.0 million and $33.8 million, respectively, reflecting operating results from Depop. The increase was primarily due to investments that Etsy made in the Depop business which after period end were recovered through purchase price adjustments at the Closing Date. See Part I, Item 1, “Note 2—Discontinued Operations” for more information regarding the financial results of discontinued operations.

Non-GAAP Financial Measures
Other Key Financial Metrics
Given that the sale of Depop was pending as of June 30, 2026, Etsy results are presented on a continuing operations basis, while Depop results are reported as discontinued operations for all periods presented. Due to the sale of Reverb on June 2, 2025, continuing operations for the three and six months ended June 30, 2025 includes Etsy marketplace and Reverb marketplace through the date of sale, but the three and six months ended June 30, 2026 reflects the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable.
To provide investors with a meaningful basis for comparing our ongoing operating results year-over-year, we have presented certain Etsy marketplace financial measures for the three and six months ended June 30, 2025 in this Quarterly Report. These measures include the following non-GAAP financial measures for the three and six months ended June 30, 2025 where we exclude the impact of Reverb: (1) Revenue and Revenue take rate, (2) Marketplace revenue, (3) Services revenue, (4) Gross profit, (5) Operating expenses, (6) Net income (loss) and Net income (loss) margin, and (7) Adjusted EBITDA and Adjusted EBITDA margin.
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

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Revenue	$629,131	$17,589	$611,542	$1,241,335	$43,236	$1,198,099
Revenue take rate	24.6%	11.5%	25.4%	24.3%	11.3%	25.3%
Marketplace revenue	$435,026	$14,309	$420,717	$863,262	$35,580	$827,682
Services revenue	$194,105	$3,280	$190,825	$378,073	$7,656	$370,417
Gross profit	$460,508	$9,562	$450,946	$904,911	$21,797	$883,114
Operating expenses	$366,408	$10,866	$355,542	$814,684	$130,127	$684,557
Net income (loss)	$45,638	$(1,668)	$47,306	$10,551	$(108,246)	$118,797
Net income (loss) margin	7.3%	(9.5)%	7.7%	0.8%	(250.4)%	9.9%

Adjusted EBITDA
Adjusted EBITDA represents our net income (loss) adjusted to exclude: stock-based compensation expense (income) and related payroll taxes; depreciation and amortization expense; provision for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; acquisition, divestiture, and corporate structure-related expenses; asset impairment charge; loss on sale of business; restructuring and other exit income; and retroactive non-income tax income. The following tables reflect the reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations and the Etsy marketplace. The tables also reflect the calculation of Adjusted EBITDA margin from continuing operations and the Etsy marketplace for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025
	Continuing Operations	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Net income (loss)	$114,339	$45,638	$(1,668)	$47,306
Excluding:
Stock-based compensation expense (income) and related payroll taxes	54,825	55,382	(1,048)	56,430
Depreciation and amortization expense	15,229	14,598	966	13,632
Provision for income taxes	20,632	23,267	552	22,715
Interest and other non-operating (income) expense, net	(5,885)	(4,939)	160	(5,099)
Foreign exchange (gain) loss	(3,818)	25,356	(348)	25,704
Acquisition, divestiture, and corporate structure-related expenses	36	5,903	4,093	1,810
Loss on sale of business	—	5,097	—	5,097
Restructuring and other exit income	—	(3)	—	(3)
Adjusted EBITDA	$195,358	$170,299	$2,707	$167,592
Divided by:
Revenue	$668,313	$629,131	$17,589	$611,542
Adjusted EBITDA margin	29.2%	27.1%	15.4%	27.4%

	Six Months Ended June 30,
	2026	2025
	Continuing Operations	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Net income (loss)	$219,001	$10,551	$(108,246)	$118,797
Excluding:
Stock-based compensation expense and related payroll taxes	110,362	113,021	3,035	109,986
Depreciation and amortization expense	30,544	31,787	5,078	26,709
Provision for income taxes	45,230	43,767	109	43,658
Interest and other non-operating (income) expense, net	(12,841)	(9,841)	380	(10,221)
Foreign exchange (gain) loss	(6,266)	40,972	(573)	41,545
Acquisition, divestiture, and corporate structure-related expenses	75	7,166	4,093	3,073
Asset impairment charge	—	101,703	101,703	—
Loss on sale of business	—	5,097	—	5,097
Restructuring and other exit income	—	(403)	—	(403)
Retroactive non-income tax income	(6,036)	—	—	—
Adjusted EBITDA	$380,069	$343,820	$5,579	$338,241
Divided by:
Revenue	$1,299,590	$1,241,335	$43,236	$1,198,099
Adjusted EBITDA margin	29.2%	27.7%	12.9%	28.2%

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

	As of June 30,
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities	$657,391	$689,695
Purchases of property and equipment	(8,111)	(18,412)
Website and app development	(39,139)	(36,661)
Free cash flow	$610,141	$634,622

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $1.1 billion as of June 30, 2026. Additionally, we have $160.7 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). As of June 30, 2026, we had net working capital from continuing operations of $230.7 million and in the six months ended June 30, 2026, we had positive operating cash flows of continuing operations of $268.4 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of June 30, 2026, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
Sources of Liquidity
We have the ability to draw down on the 2023 Credit Agreement. See Part I, Item 1, “Note 11—Debt” for more information on the 2023 Credit Agreement.
Upon completion of the sale of Depop to eBay, which closed on July 30, 2026, we received approximately $1.4 billion in cash. See Part I, Item 1, “Note 2—Discontinued Operations” for more information.
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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities of continuing operations	$268,441	$168,812
Investing activities of continuing operations	(40,519)	58,703
Financing activities	(429,308)	122,072
Net Cash Provided by Operating Activities of Continuing Operations
Our cash flows from continuing operations are largely dependent on revenue generation and net income from continuing operations, as well as working capital movements and non-cash items. Non-cash working capital at any specific point in time is subject to many variables, including variability in the timing of cash receipts and payments (including payment of taxes), and vendor payment terms. The increase in the six months ended June 30, 2026 of $99.6 million, compared to the same period in 2025, was primarily due to an increase of $76.0 million in net income, excluding non-cash items and an increase of $23.7 million in the change in working capital less cash.
Net Cash (Used in) Provided by Investing Activities of Continuing Operations
Net cash (used in) provided by investing activities of continuing operations results from purchases and maturities of investments and capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives, and any proceeds from sale of business. The decrease in the six months ended June 30, 2026 of $99.2 million, compared to the same period in 2025, was primarily due to the proceeds from sale of Reverb, net of cash in 2025.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities primarily consists of cash outflows for stock repurchases and payment of tax obligations on vested equity awards, and any cash inflows from the issuance of convertible notes. The decrease in the six months ended June 30, 2026 of $551.4 million, compared to the same period in 2025, was primarily due to the issuance of the 2025 Notes in 2025 offset in part by an increase in stock repurchases.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2026, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
See Part I, Item 1, “Note 12—Commitments and Contingencies—Legal Proceedings.”
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
Our quarterly operating results, as well as our key metrics, have and may continue to fluctuate for a variety of reasons, many of which are beyond our control, including:
•inflation, interest rates, recessionary factors, foreign exchange rate volatility, fuel price and other commodity price volatility, tariffs and other trade barriers, disruptions to the banking industry, changing consumer shopping preferences, continued pressure on consumer discretionary product spending, weather, domestic and global geopolitical volatility or uncertainties including military conflicts, various types of cultural events, public health crises, supply-chain disruptions, an increasingly competitive retail environment, and employment levels, among other factors (collectively, “Macro Conditions”);
•fluctuations in our GMS or revenue, including as a result of Macro Conditions, the seasonality of market transactions, and our sellers’ use of services;
•uncertainty regarding overall levels of consumer spending and e-commerce generally;
•our success in attracting and retaining sellers and buyers;
•our ability to convert marketplace visits into sales for our sellers;
•our ability to manage our operating expenses and our Adjusted EBITDA margin as we continue to invest in our marketplace;
•our success in executing on our strategy, the effectiveness of our strategy, and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts;
•the success of our acquisitions, dispositions, or partnerships;

•disruptions or defects in our marketplace, such as privacy or data security breaches, errors in our software, or other incidents that impact the availability, reliability, or performance of our platforms;
•the impact of competitive developments and our response to those developments;
•the impact of our Restructuring Plan approved in August 2026; and
•our ability to recruit and retain employees.
These events may also impact our sellers’ ability to run their businesses on our marketplace, which could negatively impact our business and financial performance.
Fluctuations in our quarterly operating results, key metrics, and the price of our common stock may be particularly pronounced during periods of economic uncertainty or volatility, including uncertainty caused by Macro Conditions. Consumer purchases of discretionary items, including the goods that our sellers offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
We believe that our quarterly operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on quarter-to-quarter or any other period-to-period comparisons of our results of operations as an indication of future performance.
We may fail to meet our publicly announced outlook or other expectations about our business and future operating results, which could cause our stock price to decline.
Our outlook includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued. While presented with numerical specificity, projections are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and developments, some of which may prove incorrect and/or may change. Some of those key assumptions include the timing and impact of broad Macro Conditions, particularly in our core geographies, and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term.
We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors develop and publish their own projections for our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such outlook or consensus due to Macro Conditions or other factors, many of which are outside of our control, which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced outlook, or if it fails to meet expectations of securities analysts, investors, or other interested parties as it has in the past, the price of our common stock could decline.
Our outlook is necessarily speculative in nature, and outlook offered in periods of significant uncertainty is inherently more speculative in nature than outlook offered in periods of relative stability. It can be expected that some or all of the assumptions underlying our outlook will not materialize or will vary significantly from actual results. Accordingly, our outlook is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our outlook, and the variations may be material. In light of the foregoing, investors are urged to consider our outlook in context and not to place undue reliance on it in making an investment decision regarding our common stock.
We may not successfully execute or achieve the expected benefits of our Restructuring Plan and other strategic measures we may take in the future.
In August 2026, we announced a restructuring plan intended to better align our organization with the Company’s long-term strategic priorities, including by simplifying our structure to improve coordination and speed of decision-

making. The Restructuring Plan is based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for streamlining and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our strategic efforts. As such, the actions we intend to take under the Restructuring Plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business.
Additionally, implementation of the Restructuring Plan and any other strategic initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and any positive impacts may be lower than we have forecasted or may not be achieved. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our Restructuring Plan, could result in reputation harm. The Restructuring Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.
The trustworthiness and safety of our marketplace and the connections within our communities are important to our success. If we are unable to maintain and expand that trust and keep our marketplace safe, our business could be adversely affected.
Our reputation and brand depend, in part, upon our ability to maintain a trustworthy marketplace, and also upon our sellers, the quality of their offerings, their adherence to our policies, and their ability to deliver a trusted purchasing experience. We view the trustworthiness and reliability of our marketplace, as well as the connections we foster in our buyer/seller communities, to be cornerstones of our business and key to our success. Many things could undermine these cornerstones, such as:
•a failure to operate our business in a way that is consistent with our guiding principles and mission;
•an inability to gain the trust of prospective buyers;
•disruptions or defects in our marketplace, privacy or data security incidents, website outages, payment disruptions, or other incidents that impact the reliability of our platforms;
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
•potential negative public perception regarding our use, or our sellers’ use, of AI;
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
Our business also depends on our ability to provide a safe experience for our buyers and sellers. For example, we are and may continue to be an attractive target to bad actors and fraudsters targeting our marketplace, users, and our communities. These bad actors use a variety of tactics, including social engineering, coordinated phishing attacks, spam, and website and social media spoofing, which frequently involve attempts to exploit, defraud, obtain financial or other data from our buyers and sellers, or otherwise harm them. These tactics may be amplified by advances in artificial intelligence and generative artificial intelligence, machine learning, and similar tools and technologies (collectively, “AI”), including the use of automated content generation and impersonation techniques.
Our brand reputation could be negatively impacted by shifting public perception of AI and its societal impacts. Negative media coverage, public backlash or ethical controversies involving AI technologies could result in reputational harm to our business if we continue to incorporate AI into our platforms and internal operations or fail to effectively moderate our sellers’ use of AI on our platforms.
Our tools, processes, and controls designed to detect and address potential fraud and policy violations may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. Sellers, buyers, and other third parties use increasingly sophisticated techniques, which has made, and may continue to make, fraudulent activity more challenging to combat and may increase its impact. Even if we are successful in defending against these tactics, we may be required to spend significant resources on those efforts, which may distract our management and otherwise negatively impact our results of operations. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in mitigating harm to our buyers, sellers, or other third parties or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplace, which may reduce seller and buyer trust and engagement.
We continue to evolve our marketplace and invest to improve our customer experience. If we are unable to maintain a trusted brand and marketplace, our ability to attract and retain buyers and sellers could be harmed.
Our business, financial performance, and growth depends on our ability to attract, retain, and drive momentum with active and engaged communities of buyers and sellers.
Our financial performance, specifically our GMS, revenue, and Adjusted EBITDA, has been, and will continue to be, significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. To drive growth, we will need to drive active buyer momentum. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping charges, delayed shipping times, inadequate customer service, buyer fees or lack of buyer-friendly features, declining interest in the goods offered by our sellers, lack of desirable listings, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplace and using our services and may stop referring others to us, which could negatively impact our financial performance. Further, if trends supporting self-employment and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplace and the number of goods listed in our marketplace could decline.
A perception that our marketplace’s level of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplace. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. Our cost of refunds may exceed our expectations, and we do not always recover the funds reimbursed, which could impact our financial performance. When we do recover buyer refund amounts from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. In addition, buyers may not be refunded the full amount of their purchase, which could negatively impact their experience with, or perception of, our marketplace. In addition, we have used, expect to continue to use, and may expand use of, disbursement holds and other fraud prevention and enforcement mechanisms to prevent and mitigate losses from fraud even though these restrictions may impact our value proposition for sellers. Although we are focused on enhancing customer service, our efforts may be unsuccessful, and our sellers and buyers may be disappointed in their experience and not return.
In addition, our GMS and revenue are concentrated in our most active buyers and sellers. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity for any reason, our financial performance could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we may lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the

GMS and revenue generated from new buyers and sellers may not be as high as the GMS and revenue generated from the ones who leave, or reduce their activity level on our marketplace.
Additionally, the demand for the goods listed on our marketplace is dependent on consumer preferences and available discretionary spending, which can and do change quickly and may differ across generations, genders, cultures, and other demographic characteristics. If demand for the goods that our sellers offer declines, or if demand for goods falls and is not replaced by demand in new or different categories, we may not be able to attract and retain buyers and our business could be harmed. Further, a shift in trends away from unique or vintage goods or socially-conscious consumerism could also make it more difficult to attract new buyers and sellers. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business and financial performance could be harmed.
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
Although we use a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach, particularly given the increasingly sophisticated tools and methods used by cybercriminals and other bad actors. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful, which could result in unexpected interruptions, impair our ability to operate our marketplace, and cause other harm to our business and our competitive position.
In addition, the industry has generally moved to cloud-based or other remote infrastructure and, as a result, we and our partners may be more vulnerable to cyber attacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The prevalence of remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns and/or increased administrative costs.
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
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms, typically many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplace. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplace and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplace. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on AI and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party AI models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brand, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, buyer or seller attrition, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
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
Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-enabled systems and software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any outputs that we create using AI-enabled tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI-enabled systems used in our business, or if we experience cybersecurity incidents, including leaks of sensitive data, in connection with our use or any third party’s use of AI-enabled applications, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy, cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy and/or security concerns, and we have from time to time experienced such problems with the services provided by one or more third parties. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplace could be significantly impacted, which could harm our business.
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times or carrier service availability as carriers adapt to keep pace with new requirements relating to the calculation, collection, and remittance of tariffs and related fees. Likewise, recent global conflict and instability, including in the Middle East, have caused and could continue to cause increases or volatility in fuel prices and other transportation costs, resulting in increased shipping costs for our sellers. If these shipping delays or interruptions continue or worsen, or if shipping rates and fees increase significantly or remain volatile, our sellers may have increased costs or elect not to ship into particular markets, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplace, which could negatively impact our business, financial performance, and growth prospects.
Our business depends on access to third-party services, platforms, and infrastructure that are critical to the successful operation of our business.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplace. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplace, website, or mobile app. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ or buyers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.
Internet service providers, mobile network operators, operating system providers, and/or app stores regularly place technical and policy restrictions on applications and platforms that use their services, which restrictions change over time. They have also and could in the future attempt to charge us for, or restrict our ability to access or provide access to, certain platforms, features, or functionality that we use in our business, and such changes may adversely affect our marketplace.
In addition, the success of our marketplace has at times and could in the future also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:
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
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile app, our understanding of the data and usage related to our services, or that give preferential treatment to competitive products;
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
The payment offerings provided on our marketplace differ and, as such, are subject to varying degrees and types of risk. In particular, each payment offering has a different level of reliance on third parties to perform certain aspects of its services. We have invested, and plan to continue to invest, in our payments tools and infrastructure, and have, or may in the future, add or change payment tools and third-party service providers to maintain existing availability, expand into additional markets, and offer new payment methods, offerings, and tools to our buyers and sellers. If we fail to invest adequate resources into our payments platforms, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly, keep pace with competitive offerings, or comply with applicable laws and regulatory requirements, any of which could negatively impact their usage and our marketplace, as well as our trusted brand, which, in turn, could adversely affect our GMS and results of operations.
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
Doing business outside of the United States subjects us to increased risks and burdens such as:
•complying with different (and sometimes conflicting) laws and regulatory standards (including those related to the use and disclosure of personal information, online payments and money transmission, intellectual property, product safety, consumer protection, online platform liability, minors’ online safety, e-commerce marketplace regulation, AI, labor and employment laws, business practices, including those related to corporate social responsibility and sustainability, and taxation of income, goods, and services), including attempts to apply these laws and regulatory standards extra-territorially;
•defending our marketplace against international litigation and regulatory matters, including in jurisdictions that may not offer judicial norms or protections similar to those found in the United States;
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
Our ability to attract, retain, engage, and effectively deploy a talented and broadly diverse group of employees is important to our success. We strive to attract, retain, and engage employees who share our dedication to our buyer and seller communities and our mission to “Keep Commerce Human.” In August 2026, we announced a Restructuring Plan intended to better align our organization with the Company’s long-term strategic priorities, including by simplifying our structure to improve coordination and speed of decision-making. We cannot guarantee we will be able to continue to attract and retain the number or caliber of employees we need to maintain our competitive position and meet the future needs of our Company.

Some of the challenges we face in attracting and retaining employees include:
•skepticism regarding our ability to sustain GMS growth;
•our continuing ability to offer competitive compensation and benefits, including stock-based compensation, for our employees, given our historical stock price volatility and limitations on our equity plan pool and as more external scrutiny is placed on stock-based compensation expenses;
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
•mitigating uncertainty around the effects of our Restructuring Plan and any related negative impact on our culture; and
•responding to competitive pressures and changing business conditions in ways that do not divert us from our guiding principles.
Filling key strategic roles, including reallocating resources to deepen our investment in artificial intelligence and machine learning can be challenging at times, particularly for more specialized positions. Qualified individuals may be limited and in high demand, and we may incur significant costs to attract, develop, retain, and engage them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards may adversely affect our ability to recruit and retain highly-skilled employees.
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
In general, our employees, including our management team, work for us on an at-will basis. The unexpected loss of or failure to retain one or more of our key employees, unsuccessful succession planning, or loss of talent caused by our Restructuring Plan could adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Other companies, including our competitors, may be successful in recruiting and hiring our employees, and it may be difficult for us to find suitable replacements on a timely basis or on competitive terms.
If we experience increased voluntary attrition in the future, if we are unable to attract and retain qualified employees in a timely fashion or on reasonable terms, particularly in critical areas of operations such as engineering, and/or if we are otherwise not able to place or retain the right employees in the right roles to drive execution of our business plans, we may not achieve our strategic goals, and our business and operations could be harmed.
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
In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, enforcing our rights may require us to engage in litigation, takedowns and similar procedures, or licensing. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are invalid or unenforceable. If we are unable to adequately prevent unauthorized use or misappropriation of our intellectual property by third parties, the value of our brand and other intangible assets may be diminished and customers may lose trust in Etsy. Any of these events could have an adverse effect on our business.
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
The provision or benefit (as applicable) for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, including any implementation of the Organization for Economic Cooperation and Development “two pillar” project, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and raise issues regarding filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.
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
Operating an e-commerce marketplace is highly competitive, and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with many companies and venues, including marketplaces, retailers, and social media commerce. For example, in addition to listing goods for sale on our marketplace, a seller can list goods with online retailers or sell goods through local consignment and vintage stores, as well as other venues or marketplaces, or through social networks and agentic experiences. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplace or otherwise.
We also compete with companies that sell software and services to small businesses, enabling a seller to sell from her own website or otherwise run her business independently of our platforms, or enabling her to sell through multiple channels.
We compete to attract, engage, and retain sellers based on many factors, including:
•the value, awareness, trustworthiness, reputation, and perception of our brand;
•our investments in product and marketing for the benefit of our sellers;
•the effectiveness of our member support and trust and safety practices and policies;
•the global scale of our marketplace and the breadth of our online presence;
•our tools, education, and services;
•the number and engagement of buyers;
•our policies and fees;

•the ability of a seller to scale her business;
•the effectiveness of our mobile app;
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
We compete to attract, engage, and retain buyers based on many factors, including:
•the breadth, value, and quality of items that sellers list in our marketplace;
•the ease of finding items;
•the value, awareness, trustworthiness, and perception of our brand;
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
Local companies or more established companies based in markets where we operate outside of the United States may also have a better understanding of local customs, providing them a competitive advantage. For example, in certain markets outside the United States, we compete with smaller, but similar, local online marketplaces with a focus on unique goods that are attempting to attract sellers and buyers in those markets.If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business and results of operations could be adversely affected.

Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplace and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the Etsy marketplace is to bring new buyers to the marketplace, reactivate lapsed buyers, and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to iterate on and invest in our marketing strategies for our marketplace, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
Our digital marketing efforts currently include, among others, agentic search integration, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of our marketing efforts, it may harm our business. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brand and values.
Additionally, we invest significantly in brand advertising via channels such as television and digital video advertising. If we do not produce effective content or purchase effective air time and placement for that content, it could fail to deliver a return on our investment, and damage our brand and/or business. Many of our marketing efforts include our sellers and products from their shops selected via automated systems. These automated systems may not always operate effectively. While both our manual and automated systems have tools and procedures designed to account for our and our partners’ policies, despite our best efforts, we may inadvertently include in our marketing efforts sellers or their products inconsistent with our policies, brand, and values, which could result in failure to deliver a return on our investment, media or regulatory scrutiny, and damage to our brand and/or business.
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us, or make other changes to the way results and source content are displayed. These changes have and may continue to negatively affect the placement of links to our marketplace and reduce the number of visits we receive from search engines. We continue to adjust our marketing strategies to account for these changes, but there can be no guarantee these adjustments will be effective.
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
We also obtain a significant number of visits from social media platforms such as Facebook, Instagram, TikTok and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which from time to time negatively impacts our marketing capabilities (including marketing services for our sellers), GMS, and revenue. Limits on how data can be used in connection with third-party advertising and the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for advertisers like Etsy, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more buyers, or fail to increase frequency of visits, to our platforms. In addition, ongoing legal and regulatory changes in the data privacy, social media and technology spheres in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – have and may continue to impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.
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
We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third party. Additionally, we prohibit a range of items on our marketplace, including drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items or those that create an unreasonable risk of harm, highly regulated items, items violating intellectual property rights of others, illegal products, pornography, items from sanctioned jurisdictions, hateful content, and items that promote or glorify violence.
We maintain and enforce our policies, including those related to fraud and other illegal activity, in order to uphold the safety and integrity of our marketplace, comply with laws and regulations, engender trust in the use of our services, uphold our values, and encourage positive connections among members of our communities. We strive to enforce our policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or inconsistencies in, or disagreement with, our policy determinations; policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions; and our policy decisions could be perceived to be arbitrary, unfair, unclear, offensive, objectionable, or inconsistent. Similarly, our tools and processes may not be as sophisticated or mature as those of our competitors. Shortcomings and errors in our policies, policy enforcement, and/or any perceived or actual concerns regarding transparency of our policy enforcement decisions across our marketplace could lead to negative publicity, distrust from our members, legal or regulatory risks, or lack of confidence in the use of our services, and could negatively impact the reputation of our brand.
Enforcement of our policies has been in the past, and may continue to be, received negatively by stakeholders or the public or negatively affect our financial performance. For example, we have limited or prohibited the sale of items in our marketplace based on our policies, and will continue to do so, even though we could benefit financially from the sale of those items. Additionally, from time to time, we revise our policies in ways that we believe will enhance trust in our platforms, but which may be negatively perceived by our buyers, sellers, segments of our communities, regulators, or other stakeholders. As a result, enforcement of our policies may negatively impact our brand, reputation, and/or financial performance.

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
Operating outside of the United States and facilitating cross-border transactions between buyers and sellers require significant management attention, including managing operations and people over diverse geographic areas with varying cultural norms and customs, and adapting our platforms and business operations to local markets. Although we have a significant number of sellers and buyers outside of the United States, we are primarily a U.S.-based company with less experience developing local markets outside the United States and managing cross-border trade. We have had, and may continue to have, difficulty executing our global strategy successfully. An inability to effectively execute cross-border transactions, or to otherwise grow our business outside of the United States in a cost-effective manner could adversely affect our GMS, revenue, and operating results.
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade. If jurisdictions continue to impose barriers to international trade, including increased tariffs, changes to or elimination of de minimis thresholds, certifications, representative requirements, additional regulation of small sellers and platforms, or customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted. For example, OBBBA eliminates the global de minimis exemption for commercial goods imported into the United States beginning in July 2027, and the exemption was earlier suspended by an executive order that became effective on August 29, 2025. This change has impacted certain Etsy orders that were previously able to use the de minimis exemption. The E.U. has eliminated its de minimis exemption effective July 1, 2026 as part of a broader customs reform package. The U.K. is also pursuing de minimis removals and associated fees. These changes may affect the appeal of non-domestic inventory in those markets.
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
We review goodwill and other long-term assets quarterly to assess if indicators of impairment have arisen that may indicate a decline in the fair value of goodwill and other long-term tangible and intangible assets requiring impairment charges. In the event we are required to record an additional impairment charge to our goodwill, other intangibles, and/or long-lived assets, it could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge.
We have engaged and in the future may engage in acquisitions, dispositions, or strategic partnerships, which may divert management’s attention and/or prove to be unsuccessful.
We have acquired businesses in the past and may acquire additional businesses or technologies, or enter into strategic partnerships, in the future. We have not always been able to realize the anticipated benefits of our acquisitions, and may not be able to realize the anticipated benefits of possible future acquisitions or partnerships, and such transactions may disrupt our business and divert management’s time and attention. We have also disposed of businesses in the past and may in the future dispose of businesses or assets that no longer fit our long-term strategies. For example, we recently sold Depop to focus on our Etsy marketplace.
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
The implementation of our Impact strategy, including our Impact investing strategy and other initiatives intended to help us meet our Impact goals, requires considerable investments, and our goals, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we are not always able to achieve them. If we do not demonstrate progress against our Impact goals or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. Our reputation and the value of our brand could also be damaged if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 0.125% Convertible Senior Notes due 2026 we issued in September 2019 (the “2019 Notes”), the 0.125% Convertible Senior Notes due 2027 we issued in August 2020 (the “2020 Notes”), the 0.25% Convertible Senior Notes due 2028 we issued in June 2021 (the “2021 Notes”) and the 1.00% Convertible Senior Notes due 2030 we issued in June 2025 (the “2025 Notes” and, together with the 2019 Notes, the 2020 Notes, and the 2021 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of such series of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended June 30, 2026 and the respective maturity dates of the Notes, holders of the 2019 Notes are eligible to convert their 2019 Notes, and holders of the 2020 Notes, the 2021 Notes, and the 2025 Notes are not eligible to convert their 2020 Notes, 2021 Notes, and 2025 Notes, respectively during the third quarter of 2026. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 11—Debt” for more information on the Notes.
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
Our operations are subject to anti-corruption laws, such as the FCPA, which generally prohibit us and our officers, employees, and third-party intermediaries from, directly or indirectly, offering, authorizing, or making improper payments to government officials and other persons for the purpose of obtaining or retaining business or another advantage. Our operations are also subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Such laws may restrict or prohibit the provision of certain products and/or services to countries, governments, and persons targeted by U.S. sanctions. We have adopted policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplace. However, those policies, procedures, and measures may not always be effective. In addition, despite our efforts to comply with our policies and procedures, we may at times fail to do so or may be perceived to have failed to do so. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources. Bad actors apply continually evolving technologies and ways to commit fraud and other illegal activity, including through the use of AI, and regulations requiring marketplaces to detect and limit these activities are increasing. The use of increasingly sophisticated techniques by bad actors has increased, and may continue to increase, their ability to commit fraud on our marketplace, or on our buyers and sellers, and may increase the impact of such activity. Our measures are not always able to keep up with these changes. Additionally, new technologies such as agentic commerce require different approaches to maintaining trustworthy marketplaces and monitoring for fraud and illegal activity, and we may not be able to keep pace as this technology evolves. We are and have been subject to requests from regulators regarding these efforts. If we fail to limit the impact of illegal activity in our marketplace, we could be subject to penalties, fines, other enforcement actions and/or incur significant expenses and our business, reputation, financial performance, and growth could be adversely affected.
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
Our brand may be harmed if third parties or members of our communities use or attempt to use our marketplace as part of their illegal or unethical business practices.
Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. We expect sellers, as well as any manufacturers or production partners they work with, to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. We also expect our suppliers to comply with our Supplier Code of Conduct. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and we cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed, which may adversely impact our business and financial performance.
We regularly receive and expect to continue receiving claims alleging that items listed by sellers on our marketplace are counterfeit, infringing, unlawful, harmful, or otherwise violate our policies.
We regularly receive claims, notices, and other allegations that items listed on our marketplace, or other user-generated content posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property and mechanisms to report items that are illegal or otherwise violate our policies. We also have tools and procedures in place to take action against potentially violative content, which may include the removal of listings, content, sellers, or shops that violate our policies. At the same time, our tools and procedures are subject to gaps, limitations, resourcing constraints, human and machine error, and other shortcomings, and may not effectively mitigate the risks we face in hosting user-generated content as part of our business.
While we benefit from certain protections and safe harbors from liability, such as the Digital Millennium Copyright Act § 512 et seq., those protections are limited, vary across jurisdictions, and may diminish as lawmakers, courts, and regulators across the globe continue to reexamine the legal liability of platforms for the content and actions of their third-party users. We have been and may continue to be subject to allegations, litigation and/or regulatory claims seeking to hold us liable for the content and actions of our third-party sellers, including in the areas of intellectual property, consumer protection, product liability, privacy and data protection, content compliance, and criminal laws. If we are alleged or found to be liable for our sellers’ content or actions, or if new laws or court decisions expand the obligations or liability of marketplace platforms, we could be forced to pay monetary damages, civil or criminal penalties and attorneys’ fees, change or restrict our business practices or services, restrict certain types of content from our marketplace, and/or suffer reputational or other harm. Any of these, or similar, consequences could have a material adverse impact on our business, including by making our platform less attractive to buyers or sellers, reducing our revenue, or increasing our costs.
Any public perception that unlicensed, counterfeit, harmful, or unlawful items are commonly offered by sellers in our marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.
We are regularly involved in litigation, arbitration, and regulatory matters that are expensive and time-consuming and that may require changes to our strategy, the features of our platforms, and/or how our business operates.
We are regularly involved in litigation, arbitration, disputes, and regulatory matters, including those related to intellectual property, consumer protection, product liability, product safety, regulatory compliance, security and privacy, and/or commercial matters, either individually or, where available, on a class-action basis and/or in mass arbitration. We have been, are, and may in the future be subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to both specific inquiries as well as broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to legal liability, increased expenses, injunctive relief, or reputational damage.
Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, employees, underwriters, and other third parties. Any lawsuit, arbitration, or other legal action to which we are a party, with or without merit, may result in an unfavorable judgment or settlement, substantial monetary payments or fines, substantial legal fees and costs, including arbitration costs, adverse changes to our offerings or business practices, reputational harm, and other consequences. We have in the past settled lawsuits, regulatory actions, and other disputes and may decide in the future to settle such actions, even if non-meritorious. In addition, defending claims is costly and can impose a significant burden on our management.
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
Lawsuits, enforcement actions, and other legal proceedings brought against us have resulted in judgments or settlements, and may result in injunctions, damages, fines, fees, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible, particularly in more uncertain legal or regulatory environments. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.
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
We incorporate AI and machine learning technologies into our products and internal operations. As a result, we are increasingly subject to a rapidly developing body of laws and regulations specifically addressing AI, including the European Union Artificial Intelligence Act, effective August 2026, which may require us to make additional disclosures to users or modify certain AI-enabled features. These evolving laws may impose significant compliance burdens, including requirements for impact assessments, risk management systems, human review of AI outputs, and disclosures to users. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal, cybersecurity, or regulatory risks that may arise relating to our use of such technologies. Our failure to comply with these emerging AI laws and regulations could result in significant fines, restrictions on the deployment or use of AI systems, reputational harm, and legal liability.
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
Various jurisdictions (including the U.S. states and E.U. member states) are seeking to impose, or have recently imposed, additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. Such changes to current law or new legislation could adversely affect our business and our sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplace less attractive.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, intellectual property, competition, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platforms, content moderation, online child safety, social media regulation, marketplace seller regulation, AI, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intermediary liability protections, regulation of online speech and content moderation, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations, and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, privacy, data security, consumer protection, e-commerce, and other laws and regulations differ significantly across jurisdictions, and in some countries, such laws are more actively enforced. In addition, regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, forced labor, and diversity, have been enacted or are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, some of which include specific disclosure requirements, target-driven frameworks, and/or due diligence obligations to which we may be subject.
These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. Some jurisdictions attempt to extend domestic laws and regulations globally, including to Etsy or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past, currently do, and may continue to seek to censor content available on our platforms (including at times lawful content) or require Etsy to block or remove such content, and/or to block access to our platforms.
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
These evolving laws and regulations create significant legal and financial risks, compliance obligations, and complexity for our products and business. For example, regulations such as the U.S. Integrity, Notification, and Fairness in Online Retail Marketplaces for Consumers Act, the Digital Services Act, the General Product Safety Regulation, and the U.K. Online Safety Act subject Etsy to obligations with respect to seller verification, minors’ safety, product safety, and consumer protection, among other things, and in many cases impose obligations and requirements on our sellers or third-party vendors and service providers. Similarly, there are and have been various efforts, both in the U.S. and internationally, to impose more obligations on platforms with respect to product safety, user safety, and intellectual property, for example, and to restrict the scope of intermediary liability protections or roll back safe harbors available to online platforms that host third-party content. These evolving laws and regulations, including regulatory and court interpretations of them, may subject us to legal and financial exposure, and may require us to implement costly compliance measures, restrict sellers’ ability to ship into certain jurisdictions, modify our products and services, or change how and/or where we operate our business. They also could impose requirements that our sellers find difficult or impossible to meet, which in turn, could drive sellers away from our platform or require us to refuse service to them.
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

We may be subject to intellectual property and similar claims, which, even if meritless, could be extremely costly to defend, damage our brand, require us to pay significant damages, and limit our ability to use certain technologies in the future.
Technology companies are frequently subject to litigation based on allegations of infringement and other violations of intellectual property rights, rights of publicity, and similar rights. We regularly receive claims that we have infringed, misappropriated, or misused others’ intellectual property and other rights in the operation of our marketplace and business. Third parties regularly claim that they have intellectual property rights that cover significant aspects of our technologies or business methods and may seek to limit or block our services and/or offerings. We also regularly receive claims alleging that we are liable, either directly, indirectly, or vicariously, for alleged infringement by sellers using Etsy’s platforms, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Intellectual property claims against us, with or without merit, have been, are, and could in the future be time-consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property and similar rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2025 and July 31, 2026, our common stock’s daily closing price on Nasdaq or the NYSE, as applicable, has ranged from a low of $40.80 to a high of $86.47. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
The price of our common stock may fluctuate significantly for numerous reasons, many of which are beyond our control, such as:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report, as well as how those results and metrics compare to analyst and investor expectations;
•forward-looking statements related to our outlook or projections, our failure to meet or exceed our outlook or projections, or changes in our outlook or projections;
•failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock or a negative view of our outlook or projections and our failure to meet or exceed the estimates of such analysts;
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
•the amount and timing of our operating expenses related to, and the success of, our Restructuring Plan approved in August 2026;
•changes in our Board of Directors or senior management team;
•disruptions in our marketplace due to hardware, software or network problems, security breaches, or other issues;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended June 30, 2026 and the respective maturity dates of the Notes, holders of the 2019 Notes are eligible to convert their 2019 Notes, and holders of the 2020 Notes, the 2021 Notes, and the 2025 Notes are not eligible to convert their 2020 Notes, 2021 Notes, and 2025 Notes, respectively, during the third quarter of 2026. If the Notes are eligible for conversion and one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. We have elected to settle our 2019 Notes in a combination of cash and shares. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 11—Debt” for more information on the Notes.

Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board of Directors or in connection with our issuances of convertible senior notes. On December 16, 2025 our Board of Directors approved a stock purchase program authorizing us to repurchase up to an additional $750 million of our common stock. Approximately $578 million remained available for repurchases under the approved programs as of June 30, 2026. On August 3, 2026, the Audit Committee of our Board of Directors, acting pursuant to a delegation of authority from our Board of Directors, approved a new stock repurchase program authorizing us to repurchase up to an additional $2 billion of our common stock. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
April 1 - 30	865	$57.78	865	$777,938
May 1 - 31	1,541	61.48	1,541	683,177
June 1 - 30	1,467	71.56	1,467	578,178
Total	3,873		3,873
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In October 2024, our Board of Directors approved a stock repurchase program that authorized repurchases of up to $1 billion of our common stock. The program was completed in the second quarter of 2026. The table also reflects the authorization, in December 2025, of a stock repurchase program that authorizes repurchases of up to an additional $750 million of our common stock. On August 3, 2026, the Audit Committee, acting pursuant to a delegation from the Board of Directors, approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $2 billion of its common stock. These stock repurchase programs have no expiration date.
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
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On May 4, 2026, Merilee Buckley, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) under which an aggregate of up to 15,452 shares of Etsy common stock held by Ms. Buckley, excluding shares withheld to satisfy tax withholding obligations and including up to 5,076 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and August 15, 2027.
On May 4, 2026, Rafe Colburn, our Chief Product and Technology Officer, adopted a 10b5-1 Plan under which an aggregate of up to 80,508 shares of Etsy common stock held by Mr. Colburn, excluding shares withheld to satisfy tax withholding obligations and including up to 1,229 shares to be issued upon exercise of stock options, may be sold. The plan terminates on the earlier of the date all the shares covered by the plan are sold and July 15, 2027.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Letter Agreement, dated May 21, 2026, by and between Etsy, Inc. and eBay, Inc.	8-K	001-36911	2.1	5/28/2026
2.2	Second Amendment to Sale and Purchase Agreement, dated as of July 12, 2026, by and between Etsy, Inc. and eBay, Inc.	8-K	001-36911	2.1	7/16/2026
10.1	Amendment to 2024 Equity Incentive Plan					X
10.2	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 30, 2026, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	8-K	001-36911	10.1	7/30/2026
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X

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

ETSY, INC.
Date: August 5, 2026	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)