Form 10-Q
period 2026-09-30
ETSY INC
filed 2026-10-28
CIK 1370637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
The number of shares of common stock outstanding as of October 23, 2026 was 86,205,886.

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

Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, but are not limited to, statements relating to our mission, our opportunity and potential to grow; the impact of our growth strategies, including marketing and product initiatives, investments (including in artificial intelligence and agentic commerce), and other levers for growth, on our business and operating results, including future gross merchandise sales (“GMS”) and revenue growth; our ability to attract, engage, and retain buyers and sellers; our ability to recruit and retain a talented and broadly diverse group of employees; our ability to maintain profitability; our capital allocation priorities, including share repurchases, and the sufficiency of our liquidity and capital resources; strategic investments, acquisitions, divestitures, product and marketing investments, and the potential benefits thereof, including the expected impact of the sale of Depop on our cash flows; our ability to maintain a trustworthy marketplace; the impact that global macroeconomic, domestic and geopolitical uncertainty and volatility may have on our business, strategy, operating results, key metrics, financial condition, profitability, and cash flows; the effects on consumer behavior from cultural, weather and political events; the impact of tariffs, changes to or elimination of de minimis exemptions, new or expanded product safety, extended producer responsibility, packaging, and customs requirements, or any other circumstances that hinder cross-border trade; our ability to expand beyond our top geographies; and uncertainty regarding and continued pressure on levels of consumer discretionary product spending and e-commerce generally. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “aim,” “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “goal,” “intend,” “may,” “optimistic,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and derivative forms and/or negatives of those terms.
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
Operational Risks Related to Our Business
•Our quarterly operating results have fluctuated and may continue to fluctuate for a variety of reasons, many of which are beyond our control, which can cause significant stock price fluctuations.
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
•Our business, financial performance, and growth depend on our ability to attract, retain and drive momentum with active and engaged communities of buyers and sellers.
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

PART I - Financial Information
Item 1. Financial Statements (Unaudited)
Etsy, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,065,658	$1,355,428
Short-term investments	245,043	224,088
Accounts receivable, net of expected credit losses of $4,558 and $5,611 as of September 30, 2026 and December 31, 2025, respectively	8,947	8,690
Prepaid and other current assets	64,149	113,953
Funds receivable and seller accounts	219,559	205,002
Current assets of discontinued operations	—	53,822
Total current assets	2,603,356	1,960,983
Restricted cash	8,054	8,524
Property and equipment, net of accumulated depreciation and amortization of $262,840 and $235,066 as of September 30, 2026 and December 31, 2025, respectively	195,566	205,552
Goodwill	37,280	38,067
Intangible assets, net of accumulated amortization of $34,834 and $32,479 as of September 30, 2026 and December 31, 2025, respectively	10,891	14,511
Deferred tax assets	119,629	119,051
Long-term investments	150,392	134,376
Other assets	42,508	38,964
Noncurrent assets of discontinued operations	—	307,226
Total assets	$3,167,676	$2,827,254
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$19,612	$27,732
Accrued expenses	288,224	342,200
Short-term debt, net	1,298,793	649,008
Funds payable and amounts due to sellers	219,559	205,002
Deferred revenue	35,011	27,049
Other current liabilities	55,048	60,354
Current liabilities of discontinued operations	—	52,274
Total current liabilities	1,916,247	1,363,619
Finance lease obligations—net of current portion	92,134	93,482
Deferred tax liabilities	11,140	8,808
Long-term debt, net	1,688,345	2,333,230
Other liabilities	137,646	125,103
Noncurrent liabilities of discontinued operations	—	1,107
Total liabilities	3,845,512	3,925,349
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock ($0.001 par value, 1,400,000 shares authorized as of September 30, 2026 and December 31, 2025; 87,914 and 97,031 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	88	97
Preferred stock ($0.001 par value, 25,000 shares authorized as of September 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	1,649,909	1,532,204
Accumulated deficit	(2,323,079)	(2,404,020)
Accumulated other comprehensive loss	(4,754)	(226,376)
Total stockholders’ deficit	(677,836)	(1,098,095)
Total liabilities and stockholders’ deficit	$3,167,676	$2,827,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$692,469	$624,153	$1,992,059	$1,865,488
Cost of revenue	189,324	166,230	549,271	502,654
Gross profit	503,145	457,923	1,442,788	1,362,834
Operating expenses:
Marketing	207,002	173,369	572,169	536,279
Product development	110,781	99,766	310,754	299,902
General and administrative	73,929	73,783	203,318	223,718
Asset impairment charge	—	—	—	101,703
Total operating expenses	391,712	346,918	1,086,241	1,161,602
Income from operations	111,433	111,005	356,547	201,232
Other income (expense):
Interest expense	(5,617)	(5,685)	(16,895)	(12,862)
Interest and other income	19,452	14,282	43,581	31,619
Foreign exchange gain (loss)	3,433	548	9,699	(40,424)
Loss on sale of business	—	—	—	(5,097)
Other income (expense), net	17,268	9,145	36,385	(26,764)
Income from continuing operations before income taxes	128,701	120,150	392,932	174,468
Provision for income taxes from continuing operations	(15,064)	(15,554)	(60,294)	(59,321)
Net income from continuing operations	113,637	104,596	332,638	115,147
Discontinued operations:
Income (loss) from discontinued operations before income taxes (including gain on sale of $839.7 million in the three and nine months ended September 30, 2026)	740,594	(28,065)	544,016	(64,556)
(Provision) benefit for income taxes from discontinued operations	(714)	(1,028)	(107)	1,656
Net income (loss) from discontinued operations	739,880	(29,093)	543,909	(62,900)
Net income	$853,517	$75,503	$876,547	$52,247

Basic net income from continuing operations per share attributable to common stockholders	$1.25	$1.05	$3.53	$1.11
Total basic net income per share attributable to common stockholders	$9.37	$0.76	$9.30	$0.50

Diluted net income from continuing operations per share attributable to common stockholders	$1.00	$0.86	$2.84	$0.98
Total diluted net income per share attributable to common stockholders	$7.31	$0.63	$7.36	$0.47

Weighted-average common shares outstanding:
Basic	91,099	99,334	94,273	103,660
Diluted	117,235	124,957	120,441	124,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$853,517	$75,503	$876,547	$52,247
Other comprehensive income (loss):
Cumulative translation adjustment, net of tax of $251, $(654), $(1,136), and $4,031, respectively	1,916	(6,367)	(12,890)	71,170
Reclassification of foreign currency translation adjustments to income (loss) from discontinued operations	236,401	—	236,401	—
Unrealized (losses) gains on investments, net of tax of $(266), $64, $(610), and $138 respectively	(830)	197	(1,889)	426
Total other comprehensive income (loss)	237,487	(6,170)	221,622	71,596
Comprehensive income	$1,091,004	$69,333	$1,098,169	$123,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

Etsy, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of June 30, 2026	92,370	$92	$1,625,697	$(2,778,626)	$(242,241)	$(1,395,078)
Stock-based compensation	—	—	44,022	—	—	44,022
Exercise of vested options	258	—	4,685	—	—	4,685
Vesting of restricted stock units, net of shares withheld	464	1	(24,495)	—	—	(24,494)
Stock repurchase	(5,178)	(5)	—	(397,970)	—	(397,975)
Other comprehensive income	—	—	—	—	237,487	237,487
Net income	—	—	—	853,517	—	853,517
Balance as of September 30, 2026	87,914	$88	$1,649,909	$(2,323,079)	$(4,754)	$(677,836)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance as of December 31, 2025	97,031	$97	$1,532,204	$(2,404,020)	$(226,376)	$(1,098,095)
Stock-based compensation	—	—	168,762	—	—	168,762
Exercise of vested options	1,102	1	14,933	—	—	14,934
Vesting of restricted stock units, net of shares withheld	1,500	2	(65,990)	—	—	(65,988)
Stock repurchase	(11,719)	(12)	—	(795,606)	—	(795,618)
Other comprehensive income	—	—	—	—	221,622	221,622
Net income	—	—	—	876,547	—	876,547
Balance as of September 30, 2026	87,914	$88	$1,649,909	$(2,323,079)	$(4,754)	$(677,836)
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

Etsy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$876,547	$52,247
Less: Net income (loss) from discontinued operations	543,909	(62,900)
Net income from continuing operations	332,638	115,147
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	149,852	164,224
Depreciation and amortization expense	46,603	45,086
Provision for expected credit losses	4,586	7,100
Deferred provision for income taxes	2,933	21,274
Asset impairment charge	—	101,703
Other non-cash (income) expense, net	(12,783)	35,549
Changes in operating assets and liabilities (net of impact of sale of business):
Current assets	22,841	(1,107)
Non-current assets	(3,990)	2,166
Current liabilities	(45,582)	(99,892)
Non-current liabilities	14,195	3,629
Net cash provided by operating activities of continuing operations	511,293	394,879
Net cash used in operating activities of discontinued operations	(230,307)	(18,589)
Net cash provided by operating activities	280,986	376,290
Cash flows from investing activities
Purchases of property and equipment	(4,122)	(13,891)
Website and app development	(19,994)	(26,315)
Purchases of investments	(255,768)	(251,091)
Sales and maturities of investments	219,112	227,563
Proceeds from sale of business, net of cash sold	—	100,485
Net cash (used in) provided by investing activities of continuing operations	(60,772)	36,751
Net cash provided by (used in) investing activities of discontinued operations	1,302,813	(5,222)
Net cash provided by investing activities	1,242,041	31,529
Cash flows from financing activities
Payment of tax obligations on vested equity awards	(66,349)	(42,526)
Repurchase of stock	(789,432)	(643,670)
Proceeds from exercise of stock options	14,934	15,331
Proceeds from issuance of convertible senior notes	—	700,000
Payment of debt issuance costs	—	(11,339)
Payments on finance lease obligations	(3,192)	(4,594)
Other financing, net	250	(17,784)
Net cash used in financing activities	(843,789)	(4,582)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,886)	36,487
Net increase in cash, cash equivalents, and restricted cash	669,352	439,724
Cash, cash equivalents, and restricted cash at beginning of period	1,404,360	811,178
Cash, cash equivalents, and restricted cash at end of period	$2,073,712	$1,250,902

Etsy, Inc.

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$960	$47,442
Supplemental non-cash disclosures from continuing operations:
Stock-based compensation capitalized in website and app development	$10,086	$15,581
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2026	2025
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$2,065,658	$1,207,802
Restricted cash	8,054	1,962
Cash and cash equivalents of discontinued operations	—	41,138
Total cash, cash equivalents, and restricted cash	$2,073,712	$1,250,902
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
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Etsy and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On July 30, 2026 (the “Closing Date”), Etsy completed the sale of Depop Limited (“Depop”), its fashion resale marketplace, and on June 2, 2025, Etsy completed the sale of Reverb Holdings, Inc. (“Reverb”), its musical instrument marketplace. The financial results of Depop and Reverb have been included in Etsy’s condensed consolidated financial statements through July 30, 2026 and until June 2, 2025, respectively.
Assets Held for Sale and Discontinued Operations
The Company classifies a business as held for sale when management commits to a plan to sell it, the sale is probable within one year, and the business is actively marketed at a price that is reasonable in relation to its fair value. Upon such classification, the Company measures the business at the lower of its carrying value or fair value less costs to sell, and ceases prospective depreciation and amortization. If the disposal represents a strategic shift that has, or will have, a major effect on operations and financial results, the Company presents the business as a discontinued operation and retrospectively reclassifies prior period amounts.
As previously disclosed, on February 15, 2026, the Company executed a Sale and Purchase Agreement, as supplemented on May 21, 2026 and as amended on July 12, 2026 (collectively, the "Purchase Agreement"), to sell all of the outstanding equity interests of Depop to eBay Inc. ("eBay"), a Delaware corporation. The Company entered into the Purchase Agreement in an effort to focus on driving growth in the core Etsy marketplace.
The Company determined in the first quarter of 2026 that the assets of the Depop subsidiary met the criteria for classification as held for sale. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of Depop and determined the disposal represents a strategic shift that has a major effect on its operations and financial results. As such, the assets and liabilities, results of operations, and cash flows of Depop are presented as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented through the Closing Date. In addition, divestiture-related expenses incurred as part of the Depop divestiture have been included in discontinued operations.
Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations and exclude the results of the Depop marketplace. Refer to “Note 2—Discontinued Operations” for additional information.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and judgments. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; valuation of goodwill; and leases. As of September 30, 2026, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
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
Note 2—Discontinued Operations
On July 30, 2026, the Company completed the sale of Depop to eBay for aggregate cash consideration of $1.4 billion, reflecting the purchase price of $1.2 billion plus $200.0 million of net purchase price adjustments and interest as set forth in the Purchase Agreement. The consideration received is subject to customary post-closing adjustments. Any post-closing adjustments are expected to adjust the gain on sale amount included in income (loss) from discontinued operations before income taxes in the period in which they are finalized.
The financial results of Depop have been included in Etsy’s condensed consolidated financial statements through the Closing Date. The Company recognized a gain on sale of Depop of $839.7 million during the three and nine months ended September 30, 2026. The gain on sale, together with Depop’s results of operations through the Closing Date, are included in income (loss) from discontinued operations before income taxes in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026.
The gain on sale includes aggregate cash consideration of $1.4 billion less (i) derecognition of Depop net assets of $313.1 million; (ii) a reclassification out of accumulated other comprehensive loss of $236.4 million related to cumulative translation adjustment associated with Depop, which was a non-cash component of the gain on sale; and (iii) costs incurred to sell the business of $10.7 million.
Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2026 includes $1.4 billion of proceeds from the sale of Depop, net of $78.8 million of cash and cash equivalents.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Financial Information of Discontinued Operations (Depop)
The following table summarizes the major line items for Depop that are included within net income (loss) from discontinued operations in the Consolidated Statements of Operations for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,433	$53,873	$138,586	$136,377
Cost of revenue	14,811	28,416	82,849	77,601
Gross profit	(12,378)	25,457	55,737	58,776
Operating expenses:
Marketing	81,615	34,472	293,885	72,676
Product development	644	13,612	28,574	35,848
General and administrative	3,434	5,666	27,955	14,671
Total operating expenses	85,693	53,750	350,414	123,195
Loss from discontinued operations	(98,071)	(28,293)	(294,677)	(64,419)
Other income (expense):
Gain on sale of Depop	839,716	—	839,716	—
Foreign exchange gain (loss)	(1,051)	228	(1,023)	(137)
Other income (expense), net	838,665	228	838,693	(137)
Income (loss) from discontinued operations before income taxes	740,594	(28,065)	544,016	(64,556)
(Provision) benefit for income taxes	(714)	(1,028)	(107)	1,656
Net income (loss) from discontinued operations	$739,880	$(29,093)	$543,909	$(62,900)
No assets or liabilities of Depop remain in the Consolidated Balance Sheet as of September 30, 2026, following completion of the sale of Depop. The following table summarizes the carrying amounts of major classes of assets and liabilities of Depop’s discontinued operations as of December 31, 2025 (in thousands):

As of December 31, 2025
Assets
Cash and cash equivalents	$40,408
Prepaid and other current assets	13,414
Total current assets	$53,822
Property and equipment, net	23,645
Intangible assets, net	282,841
Other assets	740
Total non-current assets	$307,226
Liabilities
Accrued expenses	$50,815
Other current liabilities	1,459
Total current liabilities	$52,274
Other liabilities	1,107
Total non-current liabilities	$1,107

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 3—Sale of Business
For the sale of Depop completed on July 30, 2026 see “Note 2—Discontinued Operations.”
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
Note 4—Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketplace revenue	$468,143	$429,081	$1,356,990	$1,292,343
Services revenue	224,326	195,072	635,069	573,145
Revenue	$692,469	$624,153	$1,992,059	$1,865,488
Contract balances
Deferred revenues
The amount of revenue recognized in the nine months ended September 30, 2026 that was included in the deferred balance at January 1, 2026 was $24.3 million.

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
For the nine months ended September 30, 2026, the Company’s effective income tax rate was 15.3% representing a provision for income taxes from continuing operations recorded on net income from continuing operations before taxes. The effective tax rate for the nine months ended September 30, 2026 was favorably impacted by foreign operations taxed at a lower rate.
Although management believes its tax positions and related provisions reflected in the condensed consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be included in the provision for income taxes.
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
The amount of unrecognized tax benefits included in the Consolidated Balance Sheets increased $7.1 million in the nine months ended September 30, 2026, from $55.7 million as of December 31, 2025 to $62.8 million as of September 30, 2026. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $58.3 million as of September 30, 2026. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the nine months ended September 30, 2026, the Company recorded interest and penalties of $4.2 million as a component of income tax expense, which increased the cumulative balance from $9.8 million as of December 31, 2025 to $14.0 million as of September 30, 2026.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 6—Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations—basic	$113,637	$104,596	$332,638	$115,147
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,337	3,333	10,011	6,792
Net income from continuing operations—diluted	$116,974	$107,929	$342,649	$121,939

Net income (loss) from discontinued operations—basic and diluted	$739,880	$(29,093)	$543,909	$(62,900)

Total net income—basic	$853,517	$75,503	$876,547	$52,247
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	3,337	3,333	10,011	6,792
Total net income—diluted	$856,854	$78,836	$886,558	$59,039

Denominator:
Weighted-average common shares outstanding—basic	91,099	99,334	94,273	103,660
Dilutive effect of outstanding stock-based compensation awards	3,263	2,750	3,295	2,452
Dilutive effect of assumed conversion of convertible senior notes	22,873	22,873	22,873	17,912
Weighted-average common shares outstanding—diluted	117,235	124,957	120,441	124,024

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$1.25	$1.05	$3.53	$1.11
Discontinued operations	8.12	(0.29)	5.77	(0.61)
Total basic net income per share attributable to common stockholders	$9.37	$0.76	$9.30	$0.50

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$1.00	$0.86	$2.84	$0.98
Discontinued operations	6.31	(0.23)	4.52	(0.51)
Total diluted net income per share attributable to common stockholders	$7.31	$0.63	$7.36	$0.47

Outstanding stock-based compensation awards excluded from diluted weighted-average common shares outstanding because their effect would have been anti-dilutive	633	3,831	1,032	4,086

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 7—Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	As of September 30, 2026	As of December 31, 2025
Balance as of the beginning of the period (January 1)	$38,067	$137,089
Impairment charge	—	(101,703)
Foreign currency translation adjustments	(787)	2,681
Balance as of the end of the period	$37,280	$38,067
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
Note 8—Segment and Geographic Information
For the three and nine months ended September 30, 2026, the Company had one operating and reportable segment, Etsy. Following the sale of Reverb in the second quarter of 2025, the Company had two operating segments, Etsy and Depop, which at the time qualified for aggregation as one reportable segment because they met the quantitative and qualitative aggregation criteria prescribed by ASC 280, Segment Reporting. Depop was sold in the third quarter of 2026, and is classified as discontinued operations for all periods presented through the Closing Date, as discussed in “Note 2—Discontinued Operations.”
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Revenue by country is based on the billing address of the seller. The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$322,135	$299,091	$937,013	$910,594
United Kingdom	65,254	64,592	192,607	192,191
All Other	305,080	260,470	862,439	762,703
Revenue	$692,469	$624,153	$1,992,059	$1,865,488
For the three and nine months ended September 30, 2026, no individual country’s revenue exceeded 10% of total revenue, with the exception of the United States. For the three and nine months ended September 30, 2025, the United States and United Kingdom exceeded 10% of total revenue.
The following table summarizes tangible long-lived assets by geographic area (in thousands):

	As of September 30, 2026	As of December 31, 2025
United States	$122,606	$130,711
Ireland	14,546	12,316
All Other	7,757	9,348
Long-lived assets	$144,909	$152,375
No individual country’s tangible long-lived assets exceeded 10% of total tangible long-lived assets, with the exception of the United States and Ireland as of September 30, 2026 and the United States as of December 31, 2025.
Note 9—Fair Value Measurements
As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents, short-term investments, and long-term investments primarily consisted of available-for-sale debt securities. These debt securities are measured at fair value and classified within Level 1 or Level 2 in the fair value hierarchy as the Company uses unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (Level 1) or quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets (Level 2).
As of September 30, 2026 and December 31, 2025, the Company’s short-term and long-term investments also consisted of investments in loan receivables and in third-party managed funds. The investments in loan receivables are measured on an amortized cost basis and classified in Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. The investments in third-party managed funds are measured on the net assets value (“NAV”) basis as a practical expedient. NAV is primarily determined based on the information provided by external fund administrators for which the most recent financial information is typically received on a lag within the quarter following the Company’s balance sheet date. These investments are intended to further the Company’s impact strategy as part of the Company’s Impact Investment Fund.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the cost, gross unrealized losses, gross unrealized gains, and fair value of the Company’s investments as of the dates indicated (in thousands):

	Cost	Gross Unrealized Holding Loss	Gross Unrealized Holding Gain	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
September 30, 2026
Level 1
Money market funds (1)	$1,842,567	$—	$—	$1,842,567	$1,805,427	$—	$—
U.S. Government securities	77,607	(362)	—	77,245	—	50,108	27,137
	1,920,174	(362)	—	1,919,812	1,805,427	50,108	27,137
Level 2
Certificate of deposit	11,279	(11)	1	11,269	—	11,269	—
Commercial paper	63,394	(105)	—	63,289	—	63,289	—
Corporate bonds	211,928	(1,253)	27	210,702	—	116,377	94,325
	286,601	(1,369)	28	285,260	—	190,935	94,325
Level 3
Loans receivable - held for investment	17,500	—	—	17,500	—	4,000	13,500
	17,500	—	—	17,500	—	4,000	13,500
	$2,224,275	$(1,731)	$28	$2,222,572	$1,805,427	$245,043	$134,962
Measured at NAV (2)
Third-party managed funds						—	15,430
						$245,043	$150,392
December 31, 2025
Level 1
Money market funds	$946,932	$—	$—	$946,932	$946,932	$—	$—
U.S. Government securities	76,816	—	204	77,020	—	52,002	25,018
	1,023,748	—	204	1,023,952	946,932	52,002	25,018
Level 2
Certificate of deposit	20,913	—	30	20,943	—	19,240	1,703
Commercial paper	32,409	—	26	32,435	—	32,435	—
Corporate bonds	199,920	(12)	549	200,457	—	118,411	82,046
	253,242	(12)	605	253,835	—	170,086	83,749
Level 3
Loans receivable - held for investment	13,000	—	—	13,000	—	—	13,000
	13,000	—	—	13,000	—	—	13,000
	$1,289,990	$(12)	$809	$1,290,787	$946,932	$222,088	$121,767
Measured at NAV (2)
Third-party managed funds						2,000	12,609
						$224,088	$134,376
(1)$37.1 million of money market funds were classified as funds receivable and seller accounts as of September 30, 2026.
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

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The tables below show the fair value and gross unrealized loss related to available-for-sale debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of the dates indicated (in thousands):

	As of September 30, 2026
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
U.S. Government securities	$66,457	$(362)	$—	$—
Certificate of deposit	8,597	(11)	—	—
Commercial paper	61,083	(105)	—	—
Corporate bonds	183,456	(1,253)	—	—
Total	$319,593	$(1,731)	$—	$—

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Holding Loss	Fair Value	Gross Unrealized Holding Loss
Corporate bonds	$17,577	$(12)	$—	$—
Total	$17,577	$(12)	$—	$—
The Company evaluates fair value for each individual security in the investment portfolio. When assessing the risk of credit loss, the Company considers factors such as the extent to which the fair value is less than the amortized cost basis, the credit rating, including whether there have been any changes to the rating of the security by a rating agency, available information relevant to the collectibility of the security, and management’s intended holding period and time horizon for selling the security. The Company did not recognize a credit loss in the three and nine months ended September 30, 2026 or 2025.
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

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$691,591	$776,160	$689,890	$709,800
2021 Notes	996,754	917,500	995,329	891,300
2020 Notes	648,906	620,750	648,011	608,595
2019 Notes	649,887	649,302	649,008	655,736
	$2,987,138	$2,963,712	$2,982,238	$2,865,431

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
The carrying value of other financial instruments, including accounts receivable, funds receivable and seller accounts, accounts payable, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.
Note 10—Accrued Expenses
Accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of September 30, 2026	As of December 31, 2025
Vendor accruals	$103,217	$129,336
Pass-through marketplace tax collection obligation	94,493	125,883
Employee compensation-related liabilities	69,341	67,206
Taxes payable	21,173	19,775
Total accrued expenses	$288,224	$342,200
Note 11—Debt
The following table presents the outstanding principal amount and carrying value of short- and long-term debt as of the dates indicated (in thousands):

	As of September 30, 2026
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	8,409	3,246	1,094	—	12,749
Net carrying value	$691,591	$996,754	$648,906	$649,887	$2,987,138

	As of December 31, 2025
	2025 Notes	2021 Notes	2020 Notes	2019 Notes	Total
Principal	$700,000	$1,000,000	$650,000	$649,887	$2,999,887
Unamortized debt issuance costs	10,110	4,671	1,989	879	17,649
Net carrying value	$689,890	$995,329	$648,011	$649,008	$2,982,238
Terms of the Notes
The terms of the Notes are summarized below:

Convertible Notes	Maturity Date	Contractual Convertibility Date (1)	Initial Conversion Rate per $1,000 Principal (2)	Initial Conversion Price	Annual Effective Interest Rate
2025 Notes	June 15, 2030	February 15, 2030	11.6570	$85.79	1.3%
2021 Notes	June 15, 2028	February 15, 2028	4.0518	246.80	0.4%
2020 Notes	September 1, 2027	May 1, 2027	5.0007	199.97	0.3%
2019 Notes	October 1, 2026	June 1, 2026	11.4040	87.69	0.3%
(1)The 2019 Notes became freely convertible at the option of holders on June 1, 2026 and remained so through the close of business on September 29, 2026, the second scheduled trading day immediately preceding their October 1, 2026 maturity date. None of the conditions permitting early conversion of the 2025 Notes, 2021 Notes, or 2020 Notes were met during the quarter ended September 30, 2026.
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
Based on the terms of each series of Notes, when a conversion notice is received, the Company has the option to pay by delivery of cash, shares of the Company’s common stock, or a combination thereof. Accordingly, the Company cannot be required to settle the 2025 Notes and 2021 Notes in cash and, therefore, the aforementioned notes are classified as long-term debt in the Consolidated Balance Sheets. The 2020 Notes maturity date is September 1, 2027 and therefore, are classified as short-term debt in the Consolidated Balance Sheet as of September 30, 2026. The 2019 Notes matured on October 1, 2026 and therefore, are classified as short-term debt in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. On October 1, 2026, the Company paid $10.8 million in cash and recorded $1.3 million to additional paid-in capital to settle conversion notices of $12.1 million aggregate principal amount of outstanding 2019 Notes and paid $637.8 million in cash to settle the remaining aggregate principal amount of its outstanding 2019 Notes.
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
Interest Expense
Interest expense related to each of the Notes consisted of coupon interest and amortization of debt issuance costs, and was $4.4 million for both the three months ended September 30, 2026 and 2025, and $13.2 million and $9.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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
The initial terms of the Company’s outstanding Capped Call Transactions are presented below:

Capped Call Transactions	Expiration Date (1)	Notes Maturity Date	Initial Cap Price per Share	Cap Price Premium
2021 Capped Call Transactions	June 13, 2028	June 15, 2028	$340.42	100%
2020 Capped Call Transactions	August 30, 2027	September 1, 2027	327.83	150%
2019 Capped Call Transactions	September 29, 2026	October 1, 2026	148.63	150%
(1) The Capped Call Transactions Expiration Dates are determined based on the earlier of (i) the last day any convertible securities remain outstanding and (ii) the second scheduled trading day immediately preceding the Notes' Maturity Date. The dates included in the table above represent the second scheduled trading day immediately preceding the Notes’ Maturity Date. The 2019 Capped Call Transactions expired unexercised and no shares of the Company’s common stock or cash were delivered to the Company.
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
The Company had no outstanding borrowings under the 2023 Credit Agreement and was in compliance with all financial covenants as of September 30, 2026.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 12—Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily consist of the minimum, non-cancelable commitments as well as cancellation fees related to technology spending. During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report.
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
Note 13—Stockholders’ Deficit
In June 2023, the Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to repurchase up to $1 billion of its common stock. The program was completed in the first quarter of 2025.
In October 2024, the Board approved a stock repurchase program that authorizes the Company to repurchase up to $1 billion of its common stock (the “October 2024 Stock Repurchase Program”). The program was completed in the second quarter of 2026.
In December 2025, the Board approved a stock repurchase program that authorizes the Company to repurchase up to $750 million of its common stock (the “December 2025 Stock Repurchase Program”).
In August 2026, the Audit Committee of the Board (the “Audit Committee”), acting pursuant to a delegation of authority from the Board, approved a stock repurchase program that authorizes the Company to repurchase up to an additional $2 billion of its common stock (the “August 2026 Stock Repurchase Program”).
As of September 30, 2026, the combined remaining amount available to be repurchased under the December 2025 and August 2026 Stock Repurchase Programs was $2.2 billion.
The stock repurchase programs have no expiration date and may be modified, suspended, or terminated at any time by the Board. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
Under the stock repurchase programs, the Company may purchase shares of its common stock through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of common stock have been and could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
During the three and nine months ended September 30, 2026, the Company repurchased approximately 5.2 million and 11.7 million shares, respectively, at an average price of $76.19 and $67.37 per share, respectively, excluding broker commissions and excise tax, under the October 2024 Stock Repurchase Program, December 2025 Stock Repurchase Program, and August 2026 Stock Repurchase Program.
All repurchased shares of common stock have been retired.

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 14—Stock-Based Compensation
2024 Equity Incentive Plan
During the three and nine months ended September 30, 2026, the Company granted restricted stock units (“RSUs”), including financial performance-based restricted stock units (“Financial PBRSUs”) and total shareholder return performance-based restricted stock units (“TSR PBRSUs”), and long-term cash awards (“LTC awards”) under its 2024 Equity Incentive Plan (“2024 Plan”). LTC awards are not included in the stock-based compensation awards disclosures below. In June 2026, the Company’s stockholders approved an amendment to increase the number of shares available for issuance under the 2024 Plan by 3,824,088 shares. At September 30, 2026, 23,104,150 shares were authorized under the 2024 Plan and 9,669,426 shares were available for future grant.
2024 Inducement Plan
The Etsy, Inc. 2024 Inducement Plan (the “2024 Inducement Plan”) was terminated on March 6, 2026, and no further awards will be granted thereunder.
Stock-Based Compensation Awards
The following table summarizes the activity for the Company’s unvested RSUs under the 2024 Plan and the 2024 Inducement Plan, which includes Financial PBRSUs and TSR PBRSUs, and includes awards related to continuing and discontinued operations, during the nine months ended September 30, 2026 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	7,942	$63.21
Granted	3,840	56.36
Vested	(2,592)	68.49
Forfeited/Canceled	(2,378)	59.32
Unvested at September 30, 2026	6,812	58.70
The total unrecognized compensation expense at September 30, 2026 related to the Company’s unvested RSUs, including the Financial PBRSUs and TSR PBRSUs, was $312.9 million, which will be recognized over an estimated weighted-average amortization period of 2.11 years.
Stock-based compensation expense included in continuing operations in the Consolidated Statements of Operations for the periods presented below is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$3,970	$5,962	$14,532	$19,623
Marketing	3,441	4,063	10,911	8,627
Product development	21,980	29,921	75,650	90,146
General and administrative	16,314	15,179	48,759	45,828
Stock-based compensation expense	$45,705	$55,125	$149,852	$164,224

Etsy, Inc.
Notes to Condensed Consolidated Financial Statements
Note 15—Restructuring and Other Exit Costs
On August 3, 2026, the Audit Committee, acting pursuant to a delegation of authority from the Board, approved a restructuring plan intended to better align the organization with Etsy’s long-term strategic priorities, including by simplifying Etsy’s structure to improve coordination and speed of decision-making (the “Restructuring Plan”). The Restructuring Plan included an approximately 12% reduction of the Etsy marketplace workforce, or approximately 220 employees.
In connection with the Restructuring Plan, Etsy incurred approximately $33.9 million in charges in the third quarter of 2026, primarily consisting of severance payments, employee benefits, and related costs. As of the end of the third quarter of 2026, the execution of the Restructuring Plan was substantially complete.
Total restructuring and other exit costs associated with the Restructuring Plan included in the Consolidated Statements of Operations for the periods presented are as follows (in thousands):

Three and Nine Months Ended September 30, 2026
Cost of revenue	$4,273
Marketing	3,126
Product development	22,623
General and administrative	3,842
Total restructuring and other exit costs	$33,864
The following table is a summary of the changes in the Company’s liability for severance, employee benefits, and related costs associated with the Restructuring Plan, included in accrued expenses in the Consolidated Balance Sheet (in thousands):

Restructuring and Other Exit Costs
Balance as of December 31, 2025	$—
Severance and employee-related benefits	33,864
Cash payments	(27,349)
Balance as of September 30, 2026	$6,515
Payments related to the Restructuring Plan are included within net cash provided by operating activities of continuing operations within the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026.

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
On August 3, 2026, the Audit Committee approved a restructuring plan intended to better align the organization with Etsy’s long-term strategic priorities, including by simplifying Etsy’s structure to improve coordination and speed of decision-making (the “Restructuring Plan”). The Restructuring Plan included an approximately 12% reduction of the Etsy marketplace workforce, or approximately 220 employees. Charges of $33.9 million related to restructuring and other exit costs were incurred in the third quarter of 2026, and the execution of the Restructuring Plan was substantially complete by the end of the third quarter of 2026. See Part I, Item 1, “Note 15—Restructuring and Other Exit Costs” for more information regarding the Restructuring Plan.
On July 30, 2026 (the “Closing Date”), we closed on the sale of 100% of Depop Limited (“Depop”), our fashion resale marketplace, to eBay Inc. (“eBay”) for cash consideration of $1.4 billion. We recognized a gain on the sale of Depop of $839.7 million, which together with Depop’s results of operations through the Closing Date, are included in income (loss) from discontinued operations before income taxes for the three and nine months ended September 30, 2026. Depop results are presented as discontinued operations for all periods through the Closing Date. See Part I, Item 1, “Note 2—Discontinued Operations” for further information. Unless otherwise noted, all financial results and other metrics discussed in this report are for continuing operations only.
On June 2, 2025, we completed the sale of Reverb Holdings, Inc. (“Reverb”), our musical instrument marketplace. The results of Reverb, until its sale on June 2, 2025, are included in all financial results and other metrics discussed in this report, unless otherwise noted.

Key Operating and Financial Metrics
We collect and analyze operating and financial data to evaluate the health and performance of our business and allocate our resources (such as capital, people, and technology investments). Our key operating and financial metrics are presented on a continuing operations basis in the tables below for all periods presented, since Depop is presented as a discontinued operation. Due to the sale of Reverb on June 2, 2025, continuing operations for the nine months ended September 30, 2025 includes Etsy marketplace and Reverb marketplace until the date of sale, while all other periods reflect the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable for the nine months ended September 30, 2026 and 2025, while the three months ended September 30, 2026 and 2025 are directly comparable. To provide investors with a meaningful basis for comparing our nine months ended September 30, 2026 results year-over-year, we have presented Etsy marketplace results for the nine months ended September 30, 2025. Our calculation of trailing twelve months free cash flow includes activity for combined continuing and discontinued operations. See “Non-GAAP Financial Measures” for more information regarding our use of Etsy marketplace financial metrics, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow, and reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.
Our key operating and financial metrics are (in thousands, except percentages):

	Three Months Ended September 30,		% Growth (Decline) Y/Y
	2026	2025
	Continuing Operations	Continuing Operations
GMS (1)	$2,646,888	$2,432,587	8.8%
Revenue	$692,469	$624,153	10.9%
Revenue take rate (2)	26.2%	25.7%	50	bps
Marketplace revenue	$468,143	$429,081	9.1%
Services revenue	$224,326	$195,072	15.0%
Gross profit	$503,145	$457,923	9.9%
Operating expenses	$391,712	$346,918	12.9%
Net income	$113,637	$104,596	8.6%
Net income margin	16.4%	16.8%	(40)	bps
Adjusted EBITDA (Non-GAAP)	$210,364	$183,607	14.6%
Adjusted EBITDA margin (Non-GAAP)	30.4%	29.4%	100	bps
Active sellers (3)	5,836	5,478	6.5%
Active buyers (4)	87,506	86,610	1.0%

	Nine Months Ended September 30,			% Growth / (Decline) Y/Y for Continuing Operations		% Growth Y/Y for the Etsy Marketplace (Non-GAAP) (5)
	2026	2025
	Continuing Operations	Continuing Operations	Etsy Marketplace (Non-GAAP)
GMS (1)	$7,689,975	$7,549,052	$7,167,704	1.9%		7.3%
Revenue	$1,992,059	$1,865,488	$1,822,252	6.8%		9.3%
Revenue take rate (2)	25.9%	24.7%	25.4%	120	bps	50	bps
Marketplace revenue	$1,356,990	$1,292,343	$1,256,763	5.0%		8.0%
Services revenue	$635,069	$573,145	$565,489	10.8%		12.3%
Gross profit	$1,442,788	$1,362,834	$1,341,037	5.9%		7.6%
Operating expenses	$1,086,241	$1,161,602	$1,031,475	(6.5)%		5.3%
Net income	$332,638	$115,147	$223,393	188.9%		48.9%
Net income margin	16.7%	6.2%	12.3%	1,050	bps	440	bps
Adjusted EBITDA (Non-GAAP)	$590,433	$527,427	$521,848	11.9%		13.1%
Adjusted EBITDA margin (Non-GAAP)	29.6%	28.3%	28.6%	130	bps	100	bps
Active sellers (3)	5,836	5,478	5,478	6.5%		6.5%
Active buyers (4)	87,506	86,610	86,610	1.0%		1.0%

(1)Excluded from the tables above is gross merchandise sales (“GMS”) for Depop, which was $199.8 million and $292.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1,004.4 million and $775.2 million for the nine months ended September 30, 2026 and 2025, respectively. GMS is the dollar value of items sold in our marketplaces, excluding shipping fees and net of refunds, within the applicable period. GMS does not represent revenue earned by us.
(2)Revenue take rate is revenue divided by GMS.
(3)Active sellers for the three and nine months ended September 30, 2026 and 2025 represent the Etsy marketplace only as Reverb was sold on June 2, 2025 and Depop is presented as discontinued operations. An active seller is a seller who has had a charge or sale in the last 12 months. A seller is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple seller accounts and can count as a distinct active seller in each of our marketplaces. As part of our commitment to integrity and transparency, we continuously monitor, and from time to time adjust, the criteria for disqualifying a seller as an active seller.
(4)Active buyers for the three and nine months ended September 30, 2026 and 2025 represent the Etsy marketplace only as Reverb was sold on June 2, 2025 and Depop is presented as discontinued operations. An active buyer is a buyer who has made at least one purchase in the last 12 months. A buyer is separately identified in each of our marketplaces by a unique e-mail address; a single person can have multiple buyer accounts and can count as a distinct active buyer in each of our marketplaces.
(5)% growth Y/Y for the Etsy marketplace is the change in continuing operations for the nine months ended September 30, 2026, which represents activity for the Etsy marketplace only, compared to the Etsy marketplace excluding Reverb for the nine months ended September 30, 2025, as Reverb was sold in the second quarter of 2025.

	As of September 30,		% Decline Y/Y
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities - trailing twelve months	$598,110	$691,249	(13.5)%
Free cash flow - trailing twelve months (Non-GAAP)	$557,125	$635,357	(12.3)%
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
GMS
GMS from continuing operations increased by $214.3 million to $2,646.9 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and increased by $140.9 million to $7,690.0 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in GMS between the nine months ended September 30, 2026 and 2025 reflects an increase of $522.2 million from the Etsy marketplace, partially offset by a decrease of $381.3 million from the sale of Reverb.
Etsy marketplace year-over-year GMS growth for the three and nine months ended September 30, 2026, which excludes Reverb from the prior year period, was up 8.8% and 7.3%, respectively. This growth was driven by continued progress against the Company's strategic priorities, reflected in improving buyer and seller trends and stronger marketplace health metrics. The Etsy marketplace GMS per active buyer on a trailing twelve month basis increased 3.9% year-over-year to $126, with a year-over-year increase of 1.0% of active buyers on the Etsy marketplace to 87.5 million.
U.S. buyer GMS is GMS from transactions in which the shipping address entered by the buyer at the time of sale is in the U.S., net of refunds. GMS from transactions in which the shipping address entered by the buyer at the time of sale is not in the U.S, net of refunds is non-U.S. buyer GMS. Percent U.S. buyer GMS for the periods presented below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025 (1)
Percent U.S. Buyer GMS - Continuing operations	75%	74%	75%	75%
(1)Percent U.S. Buyer GMS - Etsy marketplace was 74% for nine months ended September 30, 2025.

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
As reported and currency-neutral GMS growth (decline) for the periods presented below are as follows:

	2026			2025
	As Reported	Currency-Neutral	FX Impact	As Reported	Currency-Neutral	FX Impact
Three months ended September 30,
GMS - Continuing operations	8.8%	9.1%	(0.3)%	(10.1)%	(10.8)%	0.7%
Nine months ended September 30,
GMS - Continuing operations	1.9%	1.3%	0.6%	(8.8)%	(9.1)%	0.3%
GMS - Etsy marketplace (1)	7.3%	6.7%	0.6%	(5.6)%	(5.9)%	0.3%
(1)As reported and currency-neutral GMS for the Etsy marketplace declined (2.4)% and (3.2)%, respectively, for the three months ended September 30, 2025. This resulted in an FX impact of 0.8%.

Results of Operations
Comparison of Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue:
Marketplace	$468,143	$429,081	$39,062	9.1%
Percentage of total revenue	67.6%	68.7%
Services	$224,326	$195,072	$29,254	15.0%
Percentage of total revenue	32.4%	31.3%
Total revenue	$692,469	$624,153	$68,316	10.9%
Revenue increased driven by an increase in both marketplace and services revenue.
Marketplace revenue increased primarily due to a $19.6 million increase in Etsy transaction fee revenue and a $17.3 million increase in Etsy payments revenue, both driven by an increase in GMS.
Services revenue increased primarily due to a $30.9 million increase in advertising revenue, primarily driven by higher click volume on Etsy Ads.

Costs and Operating Expenses
Cost of Revenue

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Cost of revenue	$189,324	$166,230	$23,094	13.9%
Percentage of total revenue	27.3%	26.6%
Cost of revenue increased primarily due to an increase in payments fees, and to a lesser extent, an increase in hosting and bandwidth costs, capitalized website and app development amortization, and cash-based compensation and benefits.
Marketing

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Marketing	$207,002	$173,369	$33,633	19.4%
Percentage of total revenue	29.9%	27.8%
Marketing expenses increased primarily due to strong returns in specific channels which supported incremental spend. Paid GMS was 26% of overall GMS for the three months ended September 30, 2026 compared to 23% for the three months ended September 30, 2025.

Product development

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Product development	$110,781	$99,766	$11,015	11.0%
Percentage of total revenue	16.0%	16.0%
Product development expenses increased primarily due to increased cash-based compensation and benefits primarily related to severance associated with the Restructuring Plan, partially offset by a decrease in stock-based compensation expense.
General and administrative

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
General and administrative	$73,929	$73,783	$146	0.2%
Percentage of total revenue	10.7%	11.8%
General and administrative expenses for the three months ended September 30, 2026 were flat when compared to the three months ended September 30, 2025.
Other Income (expense), net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Other income, net:
Interest expense	$(5,617)	$(5,685)	$68	(1.2)%
Interest and other income	19,452	14,282	5,170	36.2%
Foreign exchange gain	3,433	548	2,885	526.5%
Other income, net	$17,268	$9,145	$8,123	88.8%
Percentage of total revenue	2.5%	1.5%
Other income, net increased, driven by an increase in dividend income and to a lesser extent, changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a higher gain for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025.
Provision for Income Taxes

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Provision for income taxes	$(15,064)	$(15,554)	$490	(3.2)%
Percentage of total revenue	(2.2)%	(2.5)%
The primary drivers of our income tax provision for the three months ended September 30, 2026 were tax expense on income before income taxes and state and local income taxes, partially offset by tax benefits from stock-based compensation due to a higher stock price upon exercise of stock options compared to the stock price upon grant.
The primary drivers of our income tax provision for the three months ended September 30, 2025 were tax expense on income before income taxes, partially offset by tax benefits from stock-based compensation due to a higher stock price upon exercise of stock options compared to the stock price upon grant.

Income (Loss) on Discontinued Operations

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Income (loss) on discontinued operations	$739,880	$(29,093)	$768,973	(2,643.2)%
Income (loss) on discontinued operations for the three months ended September 30, 2026 primarily increased due to the gain on sale of Depop of $839.7 million, which was completed on July 30, 2026, partially offset by an increase in the operating loss of Depop. See Part I, Item 1, “Note 2—Discontinued Operations” for more information regarding the financial results of discontinued operations.
Comparison of Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Revenue:
Marketplace	$1,356,990	$1,292,343	$64,647	5.0%
Percentage of total revenue	68.1%	69.3%
Services	$635,069	$573,145	$61,924	10.8%
Percentage of total revenue	31.9%	30.7%
Total revenue	$1,992,059	$1,865,488	$126,571	6.8%
Revenue increased driven by an increase in both marketplace and services revenue.
Marketplace revenue increased primarily due to a $47.1 million increase in Etsy transaction fee revenue and an increase in payments revenue of $43.3 million, both driven by an increase in Etsy marketplace GMS. These increases in marketplace revenue were partially offset by a decrease of $35.6 million related to the sale of Reverb on June 2, 2025.
Services revenue increased primarily due to a $64.4 million increase in advertising revenue, primarily driven by higher click volume, and to a lesser extent, an increase in average price per click on Etsy Ads.
Costs and Operating Expenses
Cost of Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Cost of revenue	$549,271	$502,654	$46,617	9.3%
Percentage of total revenue	27.6%	26.9%
Cost of revenue increased primarily due to an increase in payments fees and cost of refunds and, to a lesser extent, cloud-related hosting and bandwidth costs and capitalized website and app development amortization. This increase in cost of revenue was partially offset by the sale of Reverb on June 2, 2025.

Marketing

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Marketing	$572,169	$536,279	$35,890	6.7%
Percentage of total revenue	28.7%	28.7%
Marketing expenses increased primarily due to strong returns in specific channels which supported incremental spend. This increase was partially offset by the sale of Reverb on June 2, 2025, which reduced marketing expenses. Paid GMS was 24% of overall GMS for the nine months ended September 30, 2026, compared to 23% for the nine months ended September 30, 2025.
Product development

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Product development	$310,754	$299,902	$10,852	3.6%
Percentage of total revenue	15.6%	16.1%
Product development expenses increased primarily due to cash-based compensation and benefits from restructuring and other exit costs associated with the Restructuring Plan, partially offset by a decrease in stock-based compensation, and to a lesser extent, the sale of Reverb on June 2, 2025.
General and administrative

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
General and administrative	$203,318	$223,718	$(20,400)	(9.1)%
Percentage of total revenue	10.2%	12.0%
General and administrative expenses decreased primarily due to the reversal of previously recognized Canadian digital services tax (“DST”) expense in the first quarter of 2026, following the repeal of the DST in Canada in March 2026. Additionally, general and administrative expenses decreased due to the sale of Reverb on June 2, 2025.
Asset impairment charge

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Asset impairment charge	$—	$101,703	$(101,703)	NM
Percentage of total revenue	—%	5.5%
Asset impairment charge was $101.7 million in the nine months ended September 30, 2025, related to the impairment of the goodwill of Reverb. See Part I, Item 1, “Note 7—Goodwill” for more information.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(16,895)	$(12,862)	$(4,033)	31.4%
Interest and other income	43,581	31,619	11,962	37.8%
Foreign exchange gain (loss)	9,699	(40,424)	50,123	(124.0)%
Loss on sale of business	—	(5,097)	5,097	NM
Other income (expense), net	$36,385	$(26,764)	$63,149	(235.9)%
Percentage of total revenue	1.8%	(1.4)%
Other income, net increased from other expense, net, primarily driven by changes in exchange rates that impact our non-functional currency cash and intercompany balances, which resulted in a gain for the nine months ended September 30, 2026 as compared to a loss for the nine months ended September 30, 2025.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands, except percentages)
Provision for income taxes	$(60,294)	$(59,321)	$(973)	1.6%
Percentage of total revenue	(3.0)%	(3.2)%
The primary drivers of our income tax provision for the nine months ended September 30, 2026 were tax expense on income before income taxes and state and local income taxes, partially offset by a tax benefit related to research and development tax credits.
The primary drivers of our income tax provision for the nine months ended September 30, 2025 were tax expense on income before income taxes excluding the impairment charge and tax deficiencies from stock-based compensation due to a lower stock price at vesting of restricted stock units compared to the stock price upon grant.
Income (Loss) on Discontinued Operations

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Income (loss) on discontinued operations	$543,909	$(62,900)	$606,809	(964.7)%
Income (loss) on discontinued operations for the nine months ended September 30, 2026 primarily increased due to the gain on sale of Depop of $839.7 million, which was completed on July 30, 2026, partially offset by an increase in the operating loss of Depop. See Part I, Item 1, “Note 2—Discontinued Operations” for more information regarding the financial results of discontinued operations.

Non-GAAP Financial Measures
Other Key Financial Metrics
Given the sale of Depop on July 30, 2026, Etsy results are presented on a continuing operations basis, while Depop results are reported as discontinued operations for all periods presented through the Closing Date. Due to the sale of Reverb on June 2, 2025, continuing operations for the nine months ended September 30, 2025 includes Etsy marketplace and Reverb marketplace until the date of sale, while all other periods reflect the Etsy marketplace only. This makes year-over-year continuing operations results not directly comparable for the nine months ended September 30, 2026 and 2025, while the three months ended September 30, 2026 and 2025 are directly comparable.
To provide investors with a meaningful basis for comparing our ongoing operating results year-over-year, we have presented certain Etsy marketplace financial measures for the nine months ended September 30, 2025 in this Quarterly Report. These measures include the following non-GAAP financial measures for the nine months ended September 30, 2025 where we exclude the impact of Reverb: (1) Revenue and Revenue take rate, (2) Marketplace revenue, (3) Services revenue, (4) Gross profit, (5) Operating expenses, (6) Net income (loss) and Net income (loss) margin, and (7) Adjusted EBITDA and Adjusted EBITDA margin.
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

	Nine Months Ended September 30, 2025
	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Revenue	$1,865,488	$43,236	$1,822,252
Revenue take rate	24.7%	11.3%	25.4%
Marketplace revenue	$1,292,343	$35,580	$1,256,763
Services revenue	$573,145	$7,656	$565,489
Gross profit	$1,362,834	$21,797	$1,341,037
Operating expenses	$1,161,602	$130,127	$1,031,475
Net income (loss)	$115,147	$(108,246)	$223,393
Net income (loss) margin	6.2%	(250.4)%	12.3%

Adjusted EBITDA
Adjusted EBITDA represents our net income adjusted to exclude: stock-based compensation expense and related payroll taxes; depreciation and amortization expense; provision for income taxes; interest and other non-operating (income) expense, net; foreign exchange (gain) loss; restructuring and other exit costs; acquisition, divestiture, and corporate structure-related expenses; asset impairment charge; loss on sale of business; and retroactive non-income tax income. The following tables reflect the reconciliation of net income (loss) to Adjusted EBITDA as well as the calculation of Adjusted EBITDA margin for continuing operations, the Etsy marketplace, and the Reverb marketplace for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025
	Continuing Operations	Continuing Operations
Net income	$113,637	$104,596
Excluding:
Stock-based compensation expense and related payroll taxes	47,941	56,521
Depreciation and amortization expense	16,059	13,299
Provision for income taxes	15,064	15,554
Interest and other non-operating income, net	(12,768)	(7,680)
Foreign exchange gain	(3,433)	(548)
Restructuring and other exit costs	33,864	1,883
Acquisition, divestiture, and corporate structure-related expenses	—	(18)
Adjusted EBITDA	$210,364	$183,607
Divided by:
Revenue	$692,469	$624,153
Adjusted EBITDA margin	30.4%	29.4%

	Nine Months Ended September 30,
	2026	2025
	Continuing Operations	Continuing Operations (As Reported)	Less: Reverb Marketplace	Etsy Marketplace (Non-GAAP)
Net income (loss)	$332,638	$115,147	$(108,246)	$223,393
Excluding:
Stock-based compensation expense and related payroll taxes	158,303	169,542	3,035	166,507
Depreciation and amortization expense	46,603	45,086	5,078	40,008
Provision for income taxes	60,294	59,321	109	59,212
Interest and other non-operating (income) expense, net	(25,609)	(17,521)	380	(17,901)
Foreign exchange (gain) loss	(9,699)	40,424	(573)	40,997
Restructuring and other exit costs	33,864	1,480	—	1,480
Acquisition, divestiture, and corporate structure-related expenses	75	7,148	4,093	3,055
Asset impairment charge	—	101,703	101,703	—
Loss on sale of business	—	5,097	—	5,097
Retroactive non-income tax income	(6,036)	—	—	—
Adjusted EBITDA	$590,433	$527,427	$5,579	$521,848
Divided by:
Revenue	$1,992,059	$1,865,488	$43,236	$1,822,252
Adjusted EBITDA margin	29.6%	28.3%	12.9%	28.6%

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

	As of September 30,
	2026	2025
	Continuing and Discontinued Operations	Continuing and Discontinued Operations
Net cash provided by operating activities	$598,110	$691,249
Purchases of property and equipment	(5,519)	(18,154)
Website and app development	(35,466)	(37,738)
Free cash flow	$557,125	$635,357
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $2.3 billion as of September 30, 2026. Additionally, we have $150.4 million in long-term investments, a majority of which we can liquidate at short notice and with minimal penalties if needed. We also have the ability to draw down on our $400.0 million senior secured revolving credit facility (the “2023 Credit Agreement”). As of September 30, 2026, we had net working capital from continuing operations of $687.1 million and in the nine months ended September 30, 2026, we had positive operating cash flows of continuing operations of $511.3 million. We believe that this capital structure, as well as the nature and framework of our business, will allow us to meet all debt covenants, sustain our business operations, and be able to react to changing macroeconomic conditions.
As of September 30, 2026, a majority of our cash and cash equivalents, short-term, and long-term investments balance was held in the United States. Our cash and cash equivalents are held for future investments, working capital funding, and general corporate purposes. We fund our non-U.S. operations from our funds held in the United States on an as-needed basis.
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
On October 1, 2026, we paid $10.8 million in cash and recorded $1.3 million to additional paid-in capital to settle conversion notices of $12.1 million aggregate principal amount of outstanding 2019 Notes and paid $637.8 million in cash to settle the remaining aggregate principal amount of our outstanding 2019 Notes. The 2019 Capped Call Transactions expired on September 29, 2026, the second scheduled trading day immediately preceding the October 1, 2026 maturity date of the 2019 Notes. The 2019 Capped Call Transactions expired unexercised, and no shares of our common stock or cash were delivered to us. Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 2020 Notes, the 2021 Notes, and the 2025 Notes depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. See Part II, Item 1A, “Risk Factors.”
Sources of Liquidity
We have the ability to draw down on the 2023 Credit Agreement. See Part I, Item 1, “Note 11—Debt” for more information on the 2023 Credit Agreement.

Upon completion of the sale of Depop to eBay, which closed on July 30, 2026, we received approximately $1.4 billion in cash. Depop has historically operated at a loss and required recurring capital investment by the Company to fund Depop operations. Going forward, we expect that the elimination of these cash outflows will contribute favorably to operating and free cash flow generation. See Part I, Item 1, “Note 2—Discontinued Operations” for more information.
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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities of continuing operations	$511,293	$394,879
Investing activities of continuing operations	(60,772)	36,751
Financing activities	(843,789)	(4,582)
Operating activities of discontinued operations	(230,307)	(18,589)
Investing activities of discontinued operations	1,302,813	(5,222)
Net Cash Provided by Operating Activities of Continuing Operations
Our cash flows from continuing operations are largely dependent on revenue generation and net income from continuing operations, as well as working capital movements and non-cash items. Non-cash working capital at any specific point in time is subject to many variables, including variability in the timing of cash receipts and payments (including payment of taxes), and vendor payment terms. The increase in the nine months ended September 30, 2026 of $116.4 million, compared to the same period in 2025, was primarily due to an increase of $82.7 million in the change in working capital less cash and an increase of $33.7 million in net income, excluding non-cash items.
Net Cash (Used in) Provided by Investing Activities of Continuing Operations
Net cash (used in) provided by investing activities of continuing operations results from purchases and maturities of investments and capital expenditures, including investments in website and app development and purchases of property and equipment to support our business initiatives, and any proceeds from sale of business. The decrease in the nine months ended September 30, 2026 of $97.5 million, compared to the same period in 2025, was primarily due to the proceeds from sale of Reverb, net of cash in 2025.
Net Cash Used in Financing Activities
Net cash used in financing activities primarily consists of cash outflows for stock repurchases and payment of tax obligations on vested equity awards, and any cash inflows from the issuance of convertible notes. The increase in cash used in financing activities during in the nine months ended September 30, 2026 of $839.2 million, compared to the same period in 2025, was primarily due to the issuance of the 2025 Notes which resulted in cash inflow of $700.0 million in 2025, which did not reoccur in 2026, and to a lesser extent, an increase in stock repurchases.
Net Cash Used in Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations is related to net income from discontinued operations, as well as working capital movements and non-cash items. The increase in the nine months ended September 30, 2026 of $211.7 million, compared to the same period in 2025, was primarily due to an increase of $268.6 million in net loss from discontinued operations, excluding non-cash items, offset by an increase of $56.9 million in the change in working capital less cash.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash provided by (used in) investing activities of discontinued operations primarily consists of cash inflows of $1.4 billion from the sale of Depop, net of cash sold of $78.8 million, in the third quarter of 2026.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management believes there are no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2026, compared to those disclosed in the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our tools, processes, and controls designed to detect and address potential fraud and policy violations may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. Sellers, buyers, and other third parties use increasingly sophisticated techniques, which has made, and may continue to make, fraudulent activity more challenging to combat and may increase its impact. Even if we are successful in defending against these tactics, we have been and may continue to be required to spend significant resources on those efforts, which may distract our management and otherwise negatively impact our results of operations. Furthermore, our actions may be insufficient, may not be timely, and may not be effective in mitigating harm to our buyers, sellers, or other third parties or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations and fraud, these processes are by their nature imperfect in a dynamic marketplace, and include risks to us, our sellers, and our buyers from both under-enforcement and over-enforcement, as well as potentially heightened friction on our marketplace, which may reduce seller and buyer trust and engagement.
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
Although we use a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure you that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyber attack, system failure, or security breach, particularly given the increasingly sophisticated tools and methods used by cybercriminals and other bad actors. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful, which could result in unexpected interruptions, impair our ability to operate our marketplace, and cause other harm to our business and our competitive position.
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
The software underlying our platforms is highly interconnected and complex. It contains vulnerabilities and may contain undetected errors that may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms, typically many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplace. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and which maintain the functionality of our marketplace and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplace. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on AI and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party AI models, including foundational models, that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property or other rights. These models may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brand, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, buyer or seller attrition, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

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
We use AI in connection with our business. The use of AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal, cybersecurity, and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or our related service providers. Accordingly, while AI-enabled applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI-enabled applications assist in producing in our products and solutions are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. In addition, laws, regulations, and industry standards governing the development and use of AI are rapidly evolving, and compliance with new or changing requirements may increase our costs and expose us to legal, regulatory, and reputational risk.
Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-enabled systems and software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any outputs that we create using AI-enabled tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI-enabled systems used in our business, or if we experience cybersecurity incidents, including leaks of sensitive data, in connection with our use or any third party’s use of AI-enabled applications, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy, cybersecurity, publicity, contractual, or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy and/or security concerns, and we have from time to time experienced such problems with the services provided by one or more third parties. Our efforts to update our infrastructure or supply chain may not be successful, as we may not sufficiently distribute our risk across providers or geographies, or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplace could be significantly impacted, which could harm our business.
In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. In particular, recent volatility in the global tariff environment has pressured delivery times or carrier service availability as carriers adapt to keep pace with new requirements relating to the calculation, collection, and remittance of tariffs and related fees. Likewise, recent global conflict and instability, including in the Middle East, have caused and could continue to cause increases or volatility in fuel prices and other transportation costs, resulting in increased shipping costs for our sellers. If these shipping delays or interruptions continue or worsen, or if shipping rates and fees increase significantly or remain volatile, our sellers may have increased costs or administrative overhead, and elect not to ship into particular markets, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplace, which could negatively impact our business, financial performance, and growth prospects.
Our business depends on access to third-party services, platforms, and infrastructure that are critical to the successful operation of our business.
Our sellers and buyers rely on access to the internet or mobile networks to access our marketplace. We also depend on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplace, website, or mobile apps. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ or buyers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.
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
•limitations on our ability to enforce contracts, our terms of use and policies, and intellectual property rights in jurisdictions outside the United States; and
•fluctuations of currency exchange rates, including the strengthening or weakening of the U.S. dollar against foreign currencies.
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
•our continuing ability to offer competitive compensation and benefits, including stock-based compensation, for our employees, given our historical stock price volatility and limitations on our equity pool and as more external scrutiny is placed on stock-based compensation expenses;
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
Filling key strategic roles, including reallocating resources to deepen our investment in artificial intelligence and machine learning, can be challenging at times, particularly for more specialized positions. Qualified individuals may be limited and in high demand, and we may incur significant costs to attract, develop, retain, and engage them. Even if we were to offer higher compensation and other benefits, people with suitable technical skills may choose not to join us or to continue to work for us. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. The value of our stock awards may adversely affect our ability to recruit and retain highly-skilled employees.
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
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our tax positions and related provisions included in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law, and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our actual tax liability and/or effective tax rate could be adversely affected.
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
In August 2026, we announced a restructuring plan intended to better align our organization with the Company’s long-term strategic priorities, including by simplifying our structure to improve coordination and speed of decision-making. The Restructuring Plan was based on our current estimates, assumptions, and forecasts at the time, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for streamlining and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our strategic efforts. As such, the actions we have taken under the Restructuring Plan and any actions that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business.
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

Our digital marketing efforts currently include, among others, agentic search integration, search engine optimization, search engine marketing, affiliate marketing, and display advertising, as well as social media, mobile push notifications, and email and text message (SMS) marketing. If we fail to scale and deliver an effective return on investment in any of our marketing efforts, it may harm our business. We also engage with celebrities and influencers and sponsor third-party events as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brand and values.
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
Our business may be adversely affected by any circumstances that reduce or hinder cross-border trade. If governments in our markets continue to impose new barriers to international trade, including increased tariffs, the elimination of de minimis thresholds, certification requirements, requirements for sellers to appoint local representatives, additional regulation of small sellers and online marketplaces, and other new customs requirements that increase the cost or complexity of cross-border trade, our sellers and buyers could experience increased costs, our marketplace could be disrupted, and our business could be adversely impacted. For example, OBBBA eliminates the global de minimis exemption for commercial goods imported into the United States beginning in July 2027, and the exemption was earlier suspended by an executive order that became effective on August 29, 2025. This change has impacted certain Etsy orders that were previously able to use the de minimis exemption. The E.U. has eliminated its de minimis exemption effective July 1, 2026 as part of a broader customs reform package. The U.K. is also pursuing de minimis removals and associated fees. These fees may disproportionately disadvantage our lower-value products due to their proportion to total cost of the item. These changes may affect the appeal of non-domestic inventory in those markets. In addition, U.S. customs authorities are also requiring more documentation for imported goods, and product safety requirements, such as those of the U.S. Consumer Product Safety Commission, are being applied more broadly on cross-border shipments. These existing rules are becoming harder to comply with, particularly for small sellers outside the U.S., which could increase seller costs, delay shipments, and cause some sellers to stop selling to U.S. buyers.
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
Our ability to pay our debt when due or to refinance our outstanding indebtedness, including the 2020 Notes, the 2021 Notes, and the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. While we used a portion of the net proceeds from certain of the Notes offerings to enter into separate privately negotiated capped call instruments designed to reduce the potential dilution and/or offset a portion of the cash payments due in respect of such series of the Notes, there can be no assurance that the capped call instruments will pay out in full or at all. If we are unable to generate the cash flow necessary to pay our debts when due, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for use in our business or could require us to obtain additional financing to fund the repurchase. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Higher prevailing interest rates and/or a tightening supply of credit may adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Based on the daily closing prices of the Company’s stock during the quarter ended September 30, 2026 and the respective maturity dates of the Notes, holders of the 2020 Notes, the 2021 Notes, and the 2025 Notes are not eligible to convert their notes during the fourth quarter of 2026. The 2019 Notes became freely convertible at the option of holders on June 1, 2026 and remained so through the close of business on September 29, 2026, the second scheduled trading day immediately preceding their October 1, 2026 maturity date. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 11—Debt” for more information on the Notes.
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
•Various comprehensive U.S. state and international privacy laws, which give data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer and employee data.
•U.S. state laws governing the processing of biometric information, broadly defined, as well as laws governing our use of cookies, trackers, web beacons, and similar technologies.
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
We incorporate AI and machine learning technologies into our products and internal operations. As a result, we are increasingly subject to a rapidly developing body of laws and regulations specifically addressing AI, including the European Union Artificial Intelligence Act, which may require us to make additional disclosures to users or modify certain AI-enabled features. These evolving laws may impose significant compliance burdens, including requirements for impact assessments, risk management systems, human review of AI outputs, and disclosures to users. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal, cybersecurity, or regulatory risks that may arise relating to our use of such technologies. Our failure to comply with these emerging AI laws and regulations could result in significant fines, restrictions on the deployment or use of AI systems, reputational harm, and legal liability.
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

Various laws, rules, and regulations govern our business, and these laws are complex, evolving, subject to change, and vary across jurisdictions in the United States and globally. These regimes cover diverse areas, including payments services, platform obligations and liability, marketplace regulation, AI, data protection, cybersecurity, product safety and compliance, online and minors’ safety, consumer protection, intellectual property, anti-money laundering, taxation, and competition. As the technology sector faces increased scrutiny, new legislation, and regulatory inquiries—even those targeted at the largest technology platforms—may disproportionately burden smaller platforms and businesses, including Etsy and our sellers.
These evolving laws and regulations create significant legal and financial risks, compliance obligations, and complexity for our products and business. For example, regulations such as the U.S. Integrity, Notification, and Fairness in Online Retail Marketplaces for Consumers Act, the Digital Services Act, the General Product Safety Regulation, and the U.K. Online Safety Act subject Etsy to obligations with respect to seller verification, minors’ safety, product safety, sustainability, and consumer protection, among other things. In some cases, these impose obligations and requirements on our sellers or third-party vendors and service providers. Similarly, there are and have been various efforts, both in the U.S. and internationally, to impose more obligations on platforms with respect to product safety, user safety, and intellectual property, for example, and to restrict the scope of intermediary liability protections or roll back safe harbors available to online platforms that host third-party content. These evolving laws and regulations, including regulatory and court interpretations of them, may subject us to legal and financial exposure, and may require us to implement costly compliance measures, restrict sellers’ ability to ship into certain jurisdictions, modify our products and services, or change how and/or where we operate our business. They also could impose requirements that our sellers find difficult or impossible to meet, which in turn, could drive sellers away from our platform or require us to refuse service to them.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal control over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future.
If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis, which could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2025 and October 23, 2026, our common stock’s daily closing price on Nasdaq or the NYSE, as applicable, has ranged from a low of $40.80 to a high of $90.82. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We have experienced securities class action lawsuits in the past and may experience more such litigation following recent or future periods of volatility or declines in our stock price. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
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
•changes in our Board or senior management team;
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Each series of Notes is convertible at the option of their holders prior to their scheduled maturity in the event the conditional conversion features of such series of Notes are triggered. Based on the daily closing prices of our stock during the quarter ended September 30, 2026 and the respective maturity dates of the Notes, holders of the 2020 Notes, the 2021 Notes, and the 2025 Notes are not eligible to convert their 2020 Notes, 2021 Notes, and 2025 Notes, respectively, during the fourth quarter of 2026. If the Notes are eligible for conversion and one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely cash to converting holders of such Notes, we could be required to deliver to them a significant number of shares of our common stock, increasing the number of outstanding shares of our common stock. We have elected to settle our 2019 Notes in a combination of cash and shares. The issuance of such shares of common stock and any sales in the public market of the common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements—Note 11—Debt” for more information on the Notes.
Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.
We have from time to time repurchased shares of our common stock under stock repurchase programs approved by our Board or in connection with our issuances of convertible senior notes. On December 16, 2025 our Board approved a stock repurchase program authorizing us to repurchase up to an additional $750 million of our common stock. On August 3, 2026, the Audit Committee, acting pursuant to a delegation of authority from our Board, approved a new stock repurchase program authorizing us to repurchase up to an additional $2 billion of our common stock. Approximately $2 billion remained available for repurchases under the approved programs as of September 30, 2026. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock vesting or of any issuance of common stock in connection with the conversion of Notes. The amounts and timing of the repurchases may also be influenced by our liquidity profile, general market conditions, regulatory developments, and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, such as requests for special meetings, potential nominations of candidates for election to our Board, requests to pursue a strategic combination, or other transaction or other special requests, could disrupt our operations, be costly and time-consuming, or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may make it more difficult to attract and retain qualified employees. Our ability to continue to commit to our mission, guiding principles, and culture may also be questioned, which could impact our ability to attract and retain buyers and sellers. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Provisions in our certificate of incorporation and bylaws and the Delaware General Corporation Law may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, these provisions:
•provide for a classified board so that not all members of our Board are elected at one time;
•permit our Board to establish the number of directors and fill any vacancies and newly created directorships;

•provide that directors may only be removed for cause;
•authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which means all stockholder actions must be taken at a meeting of our stockholders;
•provide that our Board is expressly authorized to amend or repeal any provision of our bylaws; and
•require advance notice for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law may delay or prevent a change in control of our company by imposing certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
July 1 - 31	1,160	$79.72	1,160	$485,679
August 1 - 31	1,069	81.67	1,069	2,398,345
September 1 - 30	2,949	72.81	2,949	2,183,593
Total	5,178		5,178
(1)Average price paid per share excludes broker commissions and excise tax.
(2)In December 2025, our Board approved a stock repurchase program that authorizes repurchases of up to $750 million of our common stock. The table also reflects the authorization, in August 2026, of a stock repurchase program that authorizes the Company to repurchase up to an additional $2 billion of its common stock. These stock repurchase programs have no expiration date.
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
Item 5. Other Information.
(c) Adoption or Termination of Insider Trading Arrangements.
On August 10, 2026, Lanny Baker, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) for the sale of an aggregate of up to 11,357 shares of Etsy common stock held by Mr. Baker. The plan terminates on the earlier of the date all the shares covered by the plan are sold and November 30, 2027.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Second Amendment to Sale and Purchase Agreement, dated as of July 12, 2026, by and between Etsy, Inc. and eBay, Inc.	8-K	001-36911	2.1	7/16/2026
10.1	Amendment to 2024 Equity Incentive Plan	10-Q	001-36911	10.1	8/5/2026
10.2	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 30, 2026, among Etsy, Inc., JPMorgan Chase Bank, N.A., and the other parties thereto	8-K	001-36911	10.1	7/30/2026
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	Inline XBRL Instance Document**					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document***					X

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

ETSY, INC.
Date: October 28, 2026	/s/ Merilee Buckley
Merilee Buckley Chief Accounting Officer
(Principal Accounting Officer)